Form 10-Q
period 1996-03-23
RIVERWOOD HOLDING INC
filed 1996-05-06
CIK 886239

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 23, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________________ to _______________


     Commission file number 1-11113

                            RIVERWOOD HOLDING, INC.
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                58-2205241
   -------------------------------           -------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)


                                  Suite 1200
                           1105 North Market Street
                                 P.O. Box 8985
                          Wilmington, Delaware 19899
- - -------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                    c/o Riverwood International Corporation
                                (770) 644-3000
- - -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


- - -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ____ No __X__. The registrant became subject to such filing requirements as of March 19, 1996, the date of effectiveness of the Registration Statement on Form S-1 (Registration No. 33-80475).

     At May 1, 1996, there were 7,000,000 shares and 500,000 shares of the registrant's Class A and Class B common stock, respectively, outstanding.

                         PART I. FINANCIAL INFORMATION*

A.       RIVERWOOD HOLDING, INC.

ITEM 1.  FINANCIAL STATEMENTS

                            RIVERWOOD HOLDING, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                 March 23,    December 31,
ASSETS                                             1996           1995
- - -------------------------------------------------------------------------------
                                               (unaudited)
Cash                                               $1,000        $1,000
- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
- - -------------------------------------------------------------------------------
Class A Common Stock, par value $0.01 per
  share; 9,000,000 shares authorized; no
  shares issued and outstanding                    $  -          $  -

Class B Common Stock (Non-Voting), par
  value $0.01 per share; 3,000,000 shares
  authorized; no shares issued and outstanding        -             -

Additional paid-in capital                          1,000         1,000
- - -------------------------------------------------------------------------------
Total Stockholders' Equity                         $1,000        $1,000
- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

See Notes to Condensed Consolidated Balance Sheets.


* As used in this Form 10-Q, unless the context otherwise requires, "RIC" refers to the corporation formerly named Riverwood International Corporation, the "Company" refers either to RIC and its subsidiaries, for periods prior to the Merger (as defined herein), or to the registrant, Riverwood Holding, Inc., a Delaware corporation formerly named New River Holding, Inc. ("Holding"), and its subsidiaries, for periods after the Merger, "RIC Holding" refers to RIC Holding, Inc., a Delaware corporation, successor by merger to RIC, and "Riverwood" refers to Riverwood International Corporation, a Delaware corporation formerly named Riverwood International USA, Inc.

                            RIVERWOOD HOLDING, INC.
                NOTES TO CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

NOTE 1 - ORGANIZATION

Holding, its wholly-owned subsidiary RIC Holding and the corporation formerly named CDRO Acquisition Corporation ("Acquisition Corp.") were incorporated in 1995 to acquire the stock of RIC.

Holding and its subsidiaries conducted no significant business other than in connection with the Merger and related transactions through March 23, 1996. Accordingly, no statements of operations or cash flows have been presented.

The condensed consolidated financial statements of RIC as of March 27, 1996, and December 31, 1995, and for the three months ended March 27, 1996 (through the date of the Merger) and April 1, 1995, are presented herein as supplemental information.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Holding, RIC Holding and Acquisition Corp., after the elimination of all intercompany accounts and transactions.

NOTE 3 - SUBSEQUENT EVENTS

On March 27, 1996, Holding, through it wholly-owned subsidiaries, acquired all of the outstanding shares of common stock of RIC. On such date, Acquisition Corp. was merged (the "Merger") into RIC. RIC, as the surviving corporation in the Merger, became a wholly-owned subsidiary of RIC Holding. On March 28, 1996, RIC transferred substantially all of its properties and assets to Riverwood, other than the capital stock of Riverwood, and RIC was merged (the "Subsequent Merger") into RIC Holding. Thereupon, Riverwood was renamed "Riverwood International Corporation." Upon consummation of the Subsequent Merger, RIC Holding, as the surviving corporation in the Subsequent Merger, became the parent company of Riverwood.

On March 27, 1966, Holding completed an offering (the "Equity Offering") of 7,500,000 shares of common stock of Holding ("Holding Common Stock") to certain institutional investors (the "Equity Investors"). Holding has commenced an offering of Holding Common Stock to certain members of management and key employees (the "Management Investors") of the Company for proceeds of up to approximately $20 million. In connection with the Merger, the Company entered into a credit agreement (the "Senior Secured Credit Agreement") with certain lenders providing for new senior secured credit facilities which provide for aggregate commitments not to exceed $1,550 million (the "Senior Secured Credit Facilities"), including a $1,150 million term loan facility (the "Term Loan Facility") and a $400 million revolving credit facility (the "Revolving Facility"). In addition, Riverwood International Machinery, Inc. ("RIMI"), a wholly-owned subsidiary of Riverwood, entered into a credit agreement (the "Machinery Credit Agreement," and together with the Senior Secured Credit, the "Credit Agreements") providing for a $140 million secured revolving credit facility (the "Machinery Facility," and together with the Senior Secured Credit Facilities, the "Facilities") with certain lenders for the purpose of financing or refinancing packaging machinery. In connection with the Merger, the Company also completed an offering (the "Notes Offering") of $250,000,000 aggregate principal amount of 10 1/4% Senior Notes due 2006 (the "Senior Notes") and $400,000,000 aggregate principal amount of 10 7/8% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes" and, together with the Senior Notes, the "Notes"). Furthermore, substantially all outstanding indebtedness (with certain limited exceptions) and packaging machinery leasing obligations of the Company were repaid of terminated in connection with the Merger.

The condensed consolidated financial statements and Management's Discussion of and Analysis of Financial Condition and Results of Operations of RIC as of March 27, 1996 and for the three-month period then ended are presented herein as supplemental information.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Directors
of Riverwood Holding, Inc.:

We have reviewed the condensed consolidated balance sheet of Riverwood Holding, Inc. (formerly New River Holding, Inc. the "Company") and its subsidiaries as of March 23, 1996. This condensed consolidated balance is the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial data and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated balance sheet to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1995, and our reported dated March 18, 1996, we expressed an unqualified opinion on that consolidated balance sheet. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP


Atlanta, Georgia
May 2, 1996

ITEM 2. RIVERWOOD HOLDING, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Holding, its wholly-owned subsidiaries RIC Holding and Acquisition Corp. were organized to acquire RIC. Holding, RIC Holding and Acquisition Corp. were incorporated in 1995 under the laws of the State of Delaware. On March 27, 1996, Holding, through its wholly-owned subsidiaries, acquired all of the outstanding shares of common stock of RIC. On such date, Acquisition Corp. was merged into RIC. RIC, as the surviving corporation in the Merger, became a wholly-owned subsidiary of RIC Holding. On March 28, 1996, RIC transferred substantially all of its properties and assets to Riverwood, other than the capital stock of Riverwood, and RIC was merged was merged into RIC Holding.


RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Holding and its subsidiaries conducted no significant business other than in connection with the Merger and related transactions through March 23, 1996. Accordingly, no discussion and analysis of the results of operations and financial condition of Holding and its subsidiaries has been presented.

For a discussion and analysis of the results of operations and financial condition of the Company for periods prior to the completion of the Merger, and a discussion relating to the impact that the Merger and the related financings and transactions may have on the Company, see "Predecessor Financial Information - Riverwood International Corporation Management's Discussion and Analysis of Financial Condition and Results of Operations" presented herein as supplemental information.

B. PREDECESSOR FINANCIAL INFORMATION

The condensed consolidated financial statements of RIC as of March 27, 1996, and December 31, 1995, and for the three months ended March 27, 1996 (up to the Merger) and April 1, 1995, are presented as supplemental information and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented. The condensed consolidated balance sheet as of December 31, 1995, was derived from audited financial statements, and as presented, does not include all disclosures required by generally accepted accounting principles. the condensed financial statements of RIC have been prepared without giving effect to the Merger or related transactions.

                       RIVERWOOD INTERNATIONAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars)

                                                        March 27,    December 31,
ASSETS                                                    1996           1995
- - ---------------------------------------------------------------------------------
                                                       (unaudited)
Current Assets
   Cash and equivalents                                   $26,035        $35,870
   Marketable securities, at cost (approximates market)       936          1,375
   Receivables, net of allowances                         171,420        187,621
   Inventories                                            207,220        193,703
   Prepaid expenses                                        15,087         23,229
   Deferred tax assets                                     12,366         18,754
- - ---------------------------------------------------------------------------------
Total Current Assets                                      433,064        460,552

Property, Plant and Equipment, net of accumulated
   depreciation of $485,307 in 1996 and $475,897
   in 1995                                              1,247,908      1,227,203
Timber and Timberlands, less cost of timber harvested     239,068        238,887
Investments in Net Assets of Equity Affiliates            124,572        119,592
Other Assets                                              161,594        155,094
- - ---------------------------------------------------------------------------------
Total Assets                                           $2,206,206     $2,201,328
- - ---------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------

LIABILITIES
- - ---------------------------------------------------------------------------------
Current Liabilities
   Accounts and notes payable                            $189,594       $174,985
   Compensation and employee benefits                      46,633         56,495
   Income Taxes                                             2,185          4,688
   Other accrued liabilities                               69,120         58,384
- - ---------------------------------------------------------------------------------
Total Current Liabilities                                 307,532        294,552

Long-Term Debt, less current portion                    1,051,225      1,041,221
Long-Term Debt to Affiliate                                12,573         12,573
Deferred Income Taxes                                     223,461        232,195
Other Noncurrent Liabilities                               53,928         58,477
- - ---------------------------------------------------------------------------------
Total Liabilities                                       1,648,719      1,639,018
- - ---------------------------------------------------------------------------------

Contingencies and Commitments (Note 5)

STOCKHOLDERS' EQUITY
- - ---------------------------------------------------------------------------------
Preferred Stock                                                 -              -
Common Stock                                                  657            657
Capital in Excess of Par Value                            527,660        526,814
Retained Earnings                                          40,629         45,309
Cumulative Currency Translation Adjustment                (11,459)       (10,470)
- - ---------------------------------------------------------------------------------
Total Stockholders' Equity                                557,487        562,310
- - ---------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity             $2,206,206     $2,201,328
- - ---------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------


See Notes to Condensed Consolidated Financial Statements.

                     RIVERWOOD INTERNATIONAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (Thousands, except per share amounts)
                                 (unaudited)

                                                          Three Months Ended
                                                          ------------------
                                                         March 27,   April 1,
                                                           1996        1995
- - -----------------------------------------------------------------------------
Net Sales                                                 $293,649   $313,176
Cost of Sales                                              232,701    243,783
Selling, General and Administrative                         30,936     30,149
Research, Development and Engineering                        2,031      3,862
Other Costs                                                 11,114      2,703
Other Expenses, net                                          1,217      1,777
- - -----------------------------------------------------------------------------
Income from Operations                                      15,650     30,902
Interest Income                                                329        878
Interest Expense                                            26,392     26,295
- - -----------------------------------------------------------------------------
(Loss) Income before Income Taxes and Equity
    in Net Earnings of Affiliates                          (10,413)     5,485
Income Tax (Benefit) Expense                                (3,436)     2,365
- - -----------------------------------------------------------------------------
(Loss) Income before Equity in Net Earnings of Affiliates   (6,977)     3,120
Equity in Net Earnings of Affiliates                         4,927      7,740
- - -----------------------------------------------------------------------------

Net (Loss) Income                                         $ (2,050)  $ 10,860
- - -----------------------------------------------------------------------------
- - -----------------------------------------------------------------------------

Primary and Fully Diluted Earnings
    Per Common Share:

Net (Loss) Income                                         $  (0.03)  $   0.16
- - -----------------------------------------------------------------------------
- - -----------------------------------------------------------------------------

Weighted Average Common
    Equivalent Shares Outstanding                           65,714     65,847
- - -----------------------------------------------------------------------------
- - -----------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                     RIVERWOOD INTERNATIONAL CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                           (Thousands of dollars)
                                 (unaudited)

                                                          Three Months Ended
                                                          ------------------
                                                         March 27,   April 1,
Cash Flows from Operating Activities:                      1996        1995
- - -----------------------------------------------------------------------------
Net (Loss)  Income                                        $ (2,050)   $10,860
Noncash Items Included in Net (Loss) Income:
    Depreciation, amortization and cost of
       timber harvested                                     24,438     21,958
    Deferred income taxes                                   (3,574)    (3,928)
    Pension, postemployment and postretirement
       expense, net of benefits paid                         1,861      1,706
    Equity in net earnings of affiliates                    (4,927)    (7,740)
    Other                                                   (1,731)       452
(Increase) Decrease in Current Assets:
    Receivables                                             14,737       (211)
    Inventories                                            (14,659)   (10,069)
    Prepaid expenses                                         8,298      1,964
Increase (Decrease) in Current Liabilities:
    Accounts and notes payable                              18,182      6,362
    Compensation and employee benefits                     (10,248)    (7,524)
    Income taxes                                            (3,343)   (10,246)
    Other accrued liabilities                               12,360     16,333
Decrease in Other Noncurrent Liabilities                    (2,569)    (1,704)
- - -----------------------------------------------------------------------------
Net Cash Provided by Operating Activities                   36,775     18,213
- - -----------------------------------------------------------------------------

Cash Flows from Investing Activities:
- - -----------------------------------------------------------------------------
Purchases of Property, Plant and Equipment                 (44,074)   (39,798)
Proceeds from Sales of Marketable Securities
 Held to Maturity                                              439      2,630
Proceeds from Sales of Assets                                  623         57
Decrease (Increase) in Other Assets                         (8,004)       530
- - -----------------------------------------------------------------------------
Net Cash Used in Investing Activities                      (51,016)   (36,581)
- - -----------------------------------------------------------------------------

Cash Flows from Financing Activities:
- - -----------------------------------------------------------------------------
Issuance of Debt                                            12,669        -
Net decrease in Notes Payables                              (3,000)   (58,000)
Proceeds from Issuance of Common Stock                         838      1,756
Payments on Debt                                            (2,833)    (2,394)
Dividends                                                   (2,630)    (2,625)
- - -----------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities          5,044    (61,263)

Effect of Exchange Rate Changes on Cash                       (638)       453
- - -----------------------------------------------------------------------------
Net Decrease in Cash and Equivalents                        (9,835)   (79,178)
Cash and Equivalents at Beginning of Period                 35,870    117,712
- - -----------------------------------------------------------------------------
Cash and Equivalents at End of Period                     $ 26,035    $38,534
- - -----------------------------------------------------------------------------
- - -----------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                     RIVERWOOD INTERNATIONAL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

NOTE 1 - ACCOUNTING POLICIES

The Company has reclassified the presentation of certain prior year information to conform with the current presentation. Please refer to the Company's Form 10-K dated December 31, 1995 filed with the Securities and Exchange Commission on April 16, 1996, for additional information relating to its accounting policies, operations and financial position.

NOTE 2 - STRATEGIC ALTERNATIVES AND SUBSEQUENT EVENT

In April 1995, RIC announced that it was reviewing strategic alternatives which may be available to it and in the best interest of its shareholders. On October 26, 1995, RIC announced that it had entered into a merger agreement with an investor group to sell RIC to the investor group for $20.25 per share in cash.

On March 27, 1996, Holding, through its wholly-owned subsidiaries, acquired all of the outstanding shares of common stock of RIC. On such date, Acquisition Corp. was merged into RIC. RIC, as the surviving corporation of the Merger, became a wholly-owned subsidiary of RIC Holding. On March 28, 1996, RIC transferred substantially all of its properties and assets to Riverwood, other than the capital stock of Riverwood, and RIC was merged into RIC Holding. Thereupon, Riverwood was renamed "Riverwood International Corporation." Upon consummation of the Subsequent Merger, RIC Holding, as the surviving corporation in the Subsequent Merger, became the parent company of Riverwood and succeeded to and was substituted for RIC under RIC's 10 3/4% Senior Notes Due 2000,
11 1/4% Senior Subordinated Notes Due 2002 and 10 3/8% Senior Subordinated Notes Due 2004 that were not tendered, as well as RIC's 6 3/4% Convertible Subordinated Notes Due 2003.

On March 27, 1996, Holding completed the Equity Offering of Holding Common Stock to the Equity Investors. Holding has commenced an offering of Holding Common Stock to the Management Investors for proceeds of up to approximately $20 million. In connection with the Merger, the Company entered into the Secured Credit Agreement with certain lenders providing for the Senior Secured Credit Facilities which provide for aggregate commitments not to exceed $1,550 million, including a $1,150 million Term Loan Facility and a $400 million Revolving Facility. In addition, RIMI entered into the Machinery Credit Agreement providing for the $140 million secured Machinery Facility with certain lenders for the purpose of financing or refinancing packaging machinery. In connection with the Merger, the Company also completed the Notes Offering of $250,000,000 aggregate principal amount of Senior Notes and $400,000,000 aggregate principal amount of Senior Subordinated Notes. Furthermore, substantially all outstanding indebtedness (with certain limited exceptions) and packaging machinery leasing obligations of the Company were repaid or terminated in connection with the Merger.

NOTE 3 - INVENTORIES

The major classes of inventories were as follows:

                                                   (In thousands of dollars)
                                                    March 27,        Dec. 31,
                                                     1996              1995
- - -----------------------------------------------------------------------------
Finished Goods                                     $ 76,246        $ 67,336
Work-In-Process                                      19,260          19,941
Raw Materials                                        68,042          61,298
Supplies                                             43,672          45,128
- - -----------------------------------------------------------------------------
                                                   $207,220        $193,703
- - -----------------------------------------------------------------------------

NOTE 4 - INVESTMENT IN NET ASSETS OF IGARAS

On December 29, 1994, the Company sold approximately 50 percent of its investment in its Brazilian operations, Igaras Papeis e Embalagens S.A. ("Igaras"), an integrated containerboard producer, after first spinning off a wholly-owned subsidiary to operate the Company's packaging machinery operations in Brazil. Subsequent to December 29, 1994, the Company no longer consolidates Igaras, but instead reports its investment in Igaras using the equity method of accounting.

The following represents the summarized income statement information for Igaras for the first quarter of 1996 and 1995, respectively.


                                                   (In thousands of dollars)
                                                     1996              1995
- - -----------------------------------------------------------------------------
Net Sales                                          $ 59,573        $ 68,573
Cost of Sales                                        39,127          33,365
- - -----------------------------------------------------------------------------
Gross Profit                                       $ 20,446        $ 35,208
- - -----------------------------------------------------------------------------

Income from Continuing Operations                  $ 14,275        $ 30,173
- - -----------------------------------------------------------------------------

Net Income                                         $ 10,249        $ 17,280
- - -----------------------------------------------------------------------------

NOTE 5 - CONTINGENCIES AND COMMITMENTS

The Company is committed to compliance with all applicable laws and regulations. Environmental law is, however, dynamic rather than static. As a result, costs, which are unforeseeable at this time, may be incurred when new laws are enacted, and when environmental agencies promulgate or revise rules and regulations. In late 1993, the U.S. Environmental Protection Agency (the "EPA") proposed regulations (generally referred to as the "cluster rules" ) that would mandate more stringent controls on air and water discharges from the United States pulp and paper mills. The Company expects, based on information presently available form the EPA, that the cluster rules may be finally promulgated in 1996. The Company estimates the capital spending that may be required to comply with the cluster rules could reach $40 million to be spent over a three-year period beginning in 1997.

The Louisiana Department of Environmental Quality ("DEQ") has notified the Company by letter, dated December 19, 1995, that the Company may be liable for the remediation of the release or threat of release of hazardous substances at a wood treatment site in Shreveport, Louisiana, that the Company or its predecessor previously operated and a former oil refinery site in Caddo Parish, Louisiana, that the Company currently owns. The Company never operated the refinery. In response to these DEQ letters, the Company has provided additional information to the DEQ concerning these sites and has commenced its own evaluation of any claims and remediation liabilities for which it may be responsible.

The Company is engaged in environmental remediation projects on properties currently owned or operated by the Company and certain properties divested by the Company for which responsibility was retained for pre-existing conditions. The Company's costs in some instances cannot be estimated until the remediation process is substantially underway. To address these contingent environmental costs, the Company has accrued reserves where such costs are probable and can be reasonably estimated. The Company believes that, based on current information and regulatory requirements, the accruals established by the Company for environmental expenditures are adequate. Based on current knowledge, to the extent that additional costs may be incurred that exceed the accrued reserves, such amounts are not expected to have a material impact on the results of operations, cash flows or financial condition of the Company, although no assurance can be given that material costs will not be incurred in connection with clean-up activities at these properties, including the Shreveport and Caddo Parish sites referred to above.

The Company is a party to a number of lawsuits arising out of the conduct of its business. While there can be no assurance as to their ultimate outcome, the Company does not believe that these lawsuits will have a material impact on the results of operations, cash flows or financial condition of the Company.

NOTE 6 - OTHER COSTS

Other Costs include expenses associated with stock-based compensation plans, expenses related to the Company's review of strategic alternatives and provision for environmental reserves. During the first quarter of 1996 and 1995, the Company recognized charges of $2.3 million and $2.7 million, respectively, related to the stock-based compensation plans. For business segment reporting purposes, these expenses are allocated to either the respective business segments or Corporate and Eliminations based upon the responsibility of the individuals holding or exercising the stock incentive benefits. The Company incurred approximately $8.0 million of expenses during the first quarter of 1996 related to its review of strategic alternatives (see Note 2) and included such expenses in Corporate and Eliminations for business segment reporting purposes. Additionally, in 1996, the Company accrued approximately $0.8 million of environmental expenses and included such expenses in Corporate and Eliminations for business segment reporting purposes.

NOTE 7 - EARNING PER COMMON SHARE

Earnings per common share amounts are based on the weighted average number of common equivalent shares outstanding during the period. The fully diluted earnings per common share calculation further assumes the conversion of the 6 3/4% Convertible Subordinated Notes due 2003. For 1996 and 1995, the computation of fully diluted earnings per common share was antidilutive.

NOTE 8 - ACCOUNTING CHANGE

In March 1995, the Financial Accounting Standards board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121 "). SFAS No. 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangible assets, and goodwill related to those assets to be held and used and of long-lived assets and certain identifiable intangible assets to be disposed of. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. The adoption by the Company of SFAS No 121 did not have a significant effect on its financial results.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Directors
of Riverwood International Corporation:

We have reviewed the condensed consolidated balance sheet of Riverwood International Corporation ("RIC") and subsidiaries as of March 27, 1996, and the related condensed consolidated statements of income and cash flows for the three-month period then ended. These financial statements are the responsibility of RIC's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial data and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

The condensed consolidated statements of income and cash flows for the three month period ended April 1, 1995 were reviewed by other accountants whose report dated April 19, 1995, stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE  LLP


Atlanta, Georgia
May 2, 1996

RIVERWOOD INTERNATIONAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following discussion and analysis of the results of operations and financial condition of the Company covers periods before completion of the Merger. Accordingly, the discussion and analysis of such periods does not reflect the significant impact that the Merger and the related financings and transactions has had and will have on the Company. See the discussion below under "- Financial Condition, Liquidity and Capital Resources" for further discussion relating to the impact that the Merger and the related financings and transactions may have on the Company.

STRATEGIC ALTERNATIVES

In April 1995, RIC announced that it was reviewing strategic alternatives that may be available to it and in the best interest of its stockholders. On October 26, 1995, RIC announced that it had entered into a merger agreement with an investor group to sell RIC to the investor group for $20.25 per share in cash. The merger transaction was approved by the stockholders of RIC on March 27, 1996.

On March 27, 1996, Holding, through its wholly-owned subsidiaries, acquired all of the outstanding shares of common stock of RIC. On such date, Acquisition Corp. was merged into RIC. RIC, as the surviving corporation of the Merger, became a wholly-owned subsidiary of RIC Holding. On March 28, 1996, RIC transferred substantially all of its properties and assets to Riverwood, other than the capital stock of Riverwood, and RIC was merged into RIC Holding. Thereupon, Riverwood was renamed "Riverwood International Corporation." Upon consummation of the Subsequent Merger, RIC Holding, as the surviving corporation in the Subsequent Merger, became the parent company of Riverwood and succeeded to and was substituted for RIC under RIC's 10 3/4% Senior Notes Due 2000,
11 1/4% Senior Subordinated Notes Due 2002 and 10 3/8% Senior Subordinated Notes Due 2004 that were not tendered, as well as RIC's 6 3/4% Convertible Subordinated Notes Due 2003.

On March 27, 1996, Holding completed the Equity Offering of Holding Common Stock to the Equity Investors. Holding has commenced an offering of Holding Common Stock to the Management Investors for proceeds of up to approximately $20 million. In connection with the Merger, the Company entered into the Secured Credit Agreement with certain lenders providing for the Senior Secured Credit Facilities which provide for aggregate commitments not to exceed $1,550 million, including a $1,150 million Term Loan Facility and a $400 million Revolving Facility. In addition, RIMI entered into the Machinery Credit Agreement providing for the $140 million secured Machinery Facility with certain lenders for the purpose of financing or refinancing packaging machinery. In connection with the Merger, the Company also completed the Notes Offering of $250,000,000 aggregate principal amount of Senior Notes and $400,000,000 aggregate principal amount of Senior Subordinated Notes. Furthermore, substantially all outstanding indebtedness (with certain limited exceptions) and packaging machinery leasing obligations of the Company were repaid or terminated in connection with the Merger.

GENERAL

The Company reports its results in three business segments: Coated Board System, Containerboard and U.S. Timberlands/Wood Products. The Coated Board System business segment includes the production and sale of coated board for packaging cartons from the paper mills in West Monroe, Louisiana (the "West Monroe Mill"), Macon, Georgia (the "Macon Mill") and Norrkping, Sweden (the "Swedish Mill"); converting operations at facilities in the United States, Australia and Europe; and the design, manufacture and installation of packaging machinery related to the production and sale of beverage cartons. The Containerboard business segment includes the production and sale of linerboard, corrugating medium and kraft paper from paperboard mills in the United States. The U.S. Timberlands/Wood Products business segment includes timberlands and operations engaged in the supply of pulpwood to the West Monroe Mill from the Company's U.S. timberlands, as well as the manufacture and sale of lumber and plywood.

The table below sets forth certain income and expense items and the percentage that such items increased or decreased in 1996 when compared to the corresponding period in 1995.

                                                                        (IN THOUSANDS OF DOLLARS, EXCEPT PERCENTAGES)

                                                                                        THREE MONTHS ENDED
- - ---------------------------------------------------------------------------------------------------------------------
                                                                                            % Increase
                                                                                             (Decrease)
                                                                          March 27,          From Prior       April 1,
                                                                            1996               Period           1995
- - ---------------------------------------------------------------------------------------------------------------------
Net Sales (Segment Data):
  Coated Board System                                                     $234,608                7.5        $218,290
  Containerboard                                                            25,496              (56.6)         58,693
  U.S. Timberlands/Wood Products                                            37,336               (9.0)         41,036
  Intersegment Eliminations                                                 (3,791)              21.7          (4,843)
- - ---------------------------------------------------------------------------------------------------------------------
Net Sales                                                                  293,649               (6.2)        313,176
Cost of Sales                                                              232,701               (4.5)        243,783
- - ---------------------------------------------------------------------------------------------------------------------
Gross Profit                                                                60,948              (12.2)         69,393
Selling, General and Administrative                                         30,936                2.6          30,149
Research, Development and Engineering                                        2,031              (47.4)          3,862
Other Costs                                                                 11,114                 -            2,703
Other Expenses, net                                                          1,217              (31.5)          1,777
- - ---------------------------------------------------------------------------------------------------------------------
Income from Operations                                                     $15,650              (49.4)        $30,902
- - ---------------------------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------------------------
Income from Operations (Segment Data):
  Coated Board System                                                      $24,638               60.1         $15,386
  Containerboard                                                            (5,955)                -            8,460
  U.S. Timberlands/Wood Products                                            13,868              (13.6)         16,057
  Corporate and Eliminations                                               (16,901)             (87.8)         (9,001)
- - ---------------------------------------------------------------------------------------------------------------------
Income from Operations                                                     $15,650              (49.4)        $30,902
- - ---------------------------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------------------------

During the first quarter of 1996 and 1995, the Company incurred Other Costs of approximately $11.1 million and $2.7 million, respectively. Other Costs include expenses associated with stock-based compensation plans, expenses related to the Company's review of strategic alternatives and provision for environmental reserves. Stock-based compensation expense has been allocated to each of the business segments based upon the responsibility of the individuals holding or exercising the stock incentive benefits. During the first quarter of 1996, $1.2 million, $0.1 million, $0.2 million and $0.8 million were recorded in the Coated Board System, Containerboard and U.S. Timberlands/Wood Products business segments and Corporate and Eliminations, respectively, as compared to $1.2 million, $0.4 million, $0.2 million and $0.9 million, respectively, during the first quarter of 1995. Expenses related to the Company's review of strategic alternatives and environmental reserves of $8.0 million and $0.8 million, respectively, in the first quarter of 1996 were included in Corporate and Eliminations for business segment reporting purposes. There were no expenses related to strategic alternatives and environmental reserves included in Other Costs during the first quarter of 1995.

Excluding Other Costs, Income from Operations would have been as follows:

                                                                        (IN THOUSANDS OF DOLLARS, EXCEPT PERCENTAGES)

                                                                                        THREE MONTHS ENDED
- - ---------------------------------------------------------------------------------------------------------------------
                                                                                            % Increase
                                                                                             (Decrease)
                                                                          March 27,          From Prior       April 1,
                                                                            1996               Period           1995
- - ---------------------------------------------------------------------------------------------------------------------
Income from Operations (Segment Data):
  Coated Board System                                                      $25,881                56.1        $16,579
  Containerboard                                                            (5,835)                -            8,862
  U.S. Timberlands/Wood Products                                            14,086               (13.2)        16,225
  Corporate and Eliminations                                                (7,368)                8.6         (8,061)
- - ---------------------------------------------------------------------------------------------------------------------
Income from Operations                                                     $26,764               (20.4)       $33,605
- - ---------------------------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------------------------

Pro forma estimated earnings before interest, income taxes, depreciation, amortization, cost of timber harvested and certain non-cash items ("EBITDA"), calculated in accordance with definitions in the Credit Agreements and indentures for the Notes and excluding Other Costs, at March 27, 1996 and April 1, 1995, were as follows:


                                                                        (IN MILLIONS OF DOLLARS, EXCEPT PERCENTAGES)

                                                                                        THREE MONTHS ENDED
- - ---------------------------------------------------------------------------------------------------------------------
                                                                                            % Increase
                                                                                             (Decrease)
                                                                          March 27,          From Prior       April 1,
                                                                            1996               Period           1995
- - ---------------------------------------------------------------------------------------------------------------------
Pro Forma Estimated EBITDA (Segment Data):
  Coated Board System                                                         $ 47               46.9            $ 32
  Containerboard                                                                (1)                -               14
  U.S. Timberlands/Wood Products                                                17               (5.6)             18
  Corporate and Eliminations                                                    (7)                -               (7)
- - ---------------------------------------------------------------------------------------------------------------------
Pro Forma Estimated EBITDA                                                    $ 56               (1.8)            $57
- - ---------------------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS
FIRST QUARTER 1996 COMPARED WITH FIRST QUARTER 1995

NET SALES

Net Sales in the Coated Board System business segment increased by $16.3 million in the first quarter of 1996, or 7.5 percent, to $234.6 million from $218.3 million in the first quarter of 1995, due principally to increased selling prices in worldwide coated board open markets and U.S. beverage markets as well as increased sales volumes in worldwide beverage markets and international open markets. These increases were offset somewhat by decreased volume in domestic open markets for coated board and selling price declines in international folding carton markets. Net Sales in the Containerboard business segment decreased $33.2 million, or 56.6 percent, to $25.5 million in the first quarter of 1996 from $58.7 million in the first quarter of 1995, due principally to selling price declines and volume declines as a result of the significant decline in demand in containerboard markets worldwide. See
"-Gross Profit" and "-Financial Condition, Liquidity and Capital Resources - Cash Flows" for a further discussion of the Company's Containerboard business segment. Net Sales in the U.S. Timberlands/Wood Products business segment decreased by $3.7 million, or 9.0 percent, to $37.3 million in the first quarter of 1996 from $41.0 million in the first quarter of 1995, due principally to selling price declines in both lumber and plywood markets.
As a result of the above factors, the Company's Net Sales in the first quarter of 1996 decreased by $19.5 million, or 6.2 percent, compared with the first quarter of 1995.

GROSS PROFIT

Gross Profit in the Coated Board System business segment increased by $9.0 million, or 21.3 percent, to $51.2 million in the first quarter of 1996 as compared to $42.2 million in the first quarter of 1995, while its gross profit margin increased to 21.8 percent in the first quarter of 1996 from
19.3 percent in the first quarter of 1995. These increases were principally due to selling price increases in worldwide open markets and U.S. beverage markets combined with operating efficiencies realized at the Macon Mill. These increases were offset somewhat by a decline in selling prices in international folding carton markets. In the Containerboard business segment, Gross Profit decreased $15.0 million in the first quarter of 1996 as compared to the first quarter of 1995 to a loss of $4.4 million. This decrease was due primarily to selling price and sales volume declines and unabsorbed fixed costs at the West Monroe Mill as a result of 49 days of corrugated medium paper machine outages effected in order to begin to correct imbalances in containerboard inventories. The unabsorbed fixed costs resulting from this machine outage reduced Gross Profit by approximately $2.7 million during the first quarter of 1996. This is a result of the significant decline in demand in worldwide containerboard markets that began in the latter part of 1995 and has continued throughout the first quarter of 1996. Gross Profit in the U.S. Timberlands/Wood Products business segment decreased by $2.5 million, or 14.8 percent, to $14.4 million in the first quarter of 1996 as compared to $16.9 million in the first quarter of 1995, and the gross profit margin decreased to 38.7 percent in the first quarter of 1996 from 41.3 percent in the first quarter of 1995. These declines are a result of lower selling prices in the lumber and plywood markets, offset somewhat by decreased log costs in the first quarter of 1996 as compared to the first quarter of 1995. As a result of the above factors, the Company's Gross Profit for the first quarter of 1996 decreased $8.4 million, or 12.2 percent, to $60.9 million from $69.4 million in the first quarter of 1995. The gross profit margin decreased to 20.8 percent for the first quarter of 1996 from 22.2 percent in the first quarter of 1995.

PAPERBOARD PRODUCTION

Total tons of paperboard produced at the Company's U.S. mills for the first quarter of 1996 and 1995, were as follows:

                                           Three Months Ended
                                         (IN THOUSANDS OF TONS)
                                          March 27,   April 1,
                                            1996        1995
                                         ----------------------
Coated Board                                233.2      215.2
Containerboard                               90.3      133.7
                                         ----------------------
                                            323.5      348.9
                                         ----------------------
                                         ----------------------

The volume of coated board shipped to the Company's integrated converting facilities increased 20.9 percent in the first quarter of 1996, as compared to the first quarter of 1995, related to the increased sales volumes in worldwide beverage markets during the first quarter of 1996 and to the anticipated increase in volume of worldwide beverage markets during the summer months of 1996.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, General and Administrative expenses increased $0.8 million, or 2.6 percent, to $30.9 million in the first quarter of 1996 as compared to $30.1 million in the first quarter of 1995, primarily due to increases in selling, marketing and administrative expenses to penetrate worldwide coated board markets.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, Development and Engineering expenses decreased by $1.8 million to $2.0 million, primarily due to a higher level of packaging machinery engineering costs being deferred in the first quarter of 1996 as compared with the first quarter of 1995 resulting from the timing and nature of packaging machinery under development.

OTHER COSTS

Other Costs increased $8.4 million to $11.1 million in the first quarter of 1996 from $2.7 million in the first quarter of 1995, primarily as a result of the increase in expenses related to the strategic alternative review. The Company recorded an expense of approximately $8.0 million in the first quarter of 1996 related to the review of strategic alternatives, which was included in the Corporate and Eliminations for business segment reporting purposes. Stock-based compensation expense has been allocated to each of the business segments based upon the responsibility of the individuals holding or exercising the stock incentive benefits. During the first quarter of 1996, $1.2 million, $0.1 million, $0.2 million and $0.8 million of stock-based compensation expense was recorded in the Coated Board System, Containerboard, U.S. Timberlands/Wood Products business segments and Corporate and Eliminations, respectively, as compared to $1.2 million, $0.4 million, $0.2 million and $0.9 million, respectively, during the first quarter of 1995. Environmental expenses of $0.8 million and nil in the first quarter of 1996 and 1995, respectively, were included in Corporate and Eliminations for business segment reporting purposes.

OTHER EXPENSES, NET

Other Expenses, net, decreased $0.6 million, or 31.5 percent, in the first quarter of 1996 as compared to the same period of 1995, resulting primarily from lower costs associated with the Company's hedging program.

INCOME FROM OPERATIONS

Income from Operations in the Coated Board System business segment increased $9.3 million, or 60.1 percent, to $24.6 million in the first quarter of 1996 from $15.4 million in the first quarter of 1995, while the operating margin increased to 10.5 percent from 7.0 percent for the same periods. Excluding Other Costs recorded in each of the first quarters of 1996 and 1995, Income from Operations in the Coated Board System business segment increased $9.3 million, or 56.1 percent, to $25.9 million from $16.6 million, while the operating margin as a percent of Net Sales increased to 11.0 percent from 7.6 percent, primarily as a result of the factors described above. Income from Operations in the Containerboard business segment decreased $14.4 million to a loss of $6.0 million in the first quarter of 1996 from the first quarter of 1995. Excluding Other Costs recorded in the first quarter of 1996 and 1995, Income from Operations in the Containerboard business segment decreased $14.7 million to a loss of $5.8 million, primarily as a result of the factors described above. Income from Operations in the U.S. Timberlands/Wood Products business segment decreased $2.2 million, or 13.6 percent, to $13.9 million in the first quarter of 1996 from $16.1 million in the first quarter of 1995; the operating margin decreased to 37.1 percent from 39.1 percent for the same periods. Excluding Other Costs recorded in the first quarter of 1996 and 1995, Income from Operations in the U.S. Timberlands/Wood Products business segment decreased $2.1 million, or 13.2 percent, to $14.1 million from $16.2 million, while the operating margin as a percent of Net Sales decreased to
37.7 percent from 39.5 percent, primarily as a result of the factors described above. As a result of the above factors, the Company's Income from Operations in the first quarter of 1996 decreased by $15.3 million, or 49.4 percent, to $15.7 million from the first quarter of 1995, while the operating margin as a percent of Net Sales decreased to 5.3 percent from 9.9 percent. Excluding Other Costs recorded in the first quarter of 1996 and 1995, Income from Operations decreased by $6.8 million, or 20.4 percent, while the operating margin as a percent of Net Sales decreased to 9.1 percent from 10.7 percent.

U.S. DOLLAR CURRENCY EXCHANGE RATES

Fluctuations in U.S. dollar currency exchange rates did not have a significant impact on Net Sales, Gross Profit, operating expenses or Income from Operations of the Company or any of its business segments during the first quarter of 1996 as compared to the same period of 1995.

INTEREST INCOME

Interest Income of 1996 decreased $0.5 million to $0.3 million in the first quarter of 1996 from the first quarter of 1995, primarily as a result of lower average balances of cash and equivalents and marketable securities in the first quarter of 1996 as compared to the first quarter of 1995.

INTEREST EXPENSE

Compared with the first quarter of 1995, Interest Expense for the first quarter of 1996 remained relatively constant at approximately $26.4 million. Capitalized interest decreased to $0.3 million in the first quarter of 1996 from $0.5 million in the first quarter of 1995. As a result of the substantial indebtedness incurred in connection with the Merger, the Company's interest expense will have a greater proportionate impact on net income in comparison to pre-Merger periods.

INCOME TAX (BENEFIT) EXPENSE

In the first quarter of 1996, the Company recognized an income tax benefit of $3.4 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $10.4 million. The Company's effective income tax rate for the first quarter of 1995 was 43 percent.

EQUITY IN NET EARNINGS OF AFFILIATEs

Equity in Net Earnings of Affiliates, which was $4.9 million and $7.7 million in the first quarter of 1996 and 1995, respectively, was comprised primarily of the Company's equity in net earnings of Igaras under the equity method of accounting. The decline was due principally to the significant decline in containerboard markets worldwide.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company broadly defines liquidity as its ability to generate sufficient cash flow from operating activities to meet its obligations and commitments. In addition, liquidity includes the ability to obtain appropriate debt and equity financing and to convert into cash those assets that are no longer required to meet existing strategic and financial objectives. Therefore, liquidity cannot be considered separately from capital resources that consist of current or potentially available funds for use in achieving long-range business objectives and meeting debt service and dividend commitments.

CASH FLOWS

Cash and equivalents decreased by approximately $10 million in the first quarter of 1996, primarily as a result of $51 million of net cash used in investing activities related principally to purchases of property, plant and equipment (see "-Liquidity and Capital Resources - Capital Expenditures") which was offset in part by $37 million and $5 million of net cash provided by operating and financing activities, respectively.

Depreciation, amortization and cost of timber harvested during the first quarter of 1996 totaled approximately $24.4 million and is expected to be approximately $105 million for fiscal year 1996.

The Company operates in a dynamic market environment, and its cash flows from its operations and EBITDA are affected by a number of significant business, economic and competitive factors. Although a number of components of the Company's business plan are developing as expected, these business, economic and competitive factors have negatively impacted several aspects of the Company's business, including coated board open market sales volumes and selling prices in international folding carton operations, as well as the Company's Containerboard business segment.

The Company's cash flows from its operations and EBITDA are influenced by selling prices of its products and raw materials costs, and are subject to moderate seasonality with demand usually increasing in the spring and summer. The Company's Coated Board System business segment experiences seasonality principally due to the seasonality of its largest market, the worldwide multiple packaging beverage segment. Historically, the Company's Coated Board System business segment reports its strongest sales in the second and third quarter of the fiscal year. The Company's beverage carton products historically have experienced stable pricing while folding cartons and open market coated board have experienced some moderate cyclical pricing. The Company's coated board open markets are impacted by general market conditions and competition from competing substrates, namely recycled clay coated news and solid bleached sulfate. The Company's international folding carton and coated board open markets have been negatively impacted by a slower recovery of general economic conditions than expected. The international folding carton markets have also been negatively impacted by lower than expected carton selling prices. The Company's containerboard and wood products prices have experienced cyclicality and significant fluctuations. The Company's Containerboard business segment is impacted by the cyclical worldwide commodity paperboard markets. Average transaction selling prices for the Company's linerboard in the first quarter of 1996 were below the average transaction selling prices at the end of 1995. In the event that the market for the Company's containerboard products were to experience continued weakness and industry inventory levels were to increase as a result, the Company may consider effecting containerboard machine outages at its mills (in excess of outages taken to date) as the Company has done in the past in response to industry weakness and excess capacity. See "-Results of Operations First Quarter 1996 Compared with First Quarter 1995 - Gross Profit." The cost of recycled fiber used in the Company's paper board production has decreased in the first quarter of 1996 from the end of fiscal
year 1995.   The U.S. Timberlands/Wood Products segment has experienced lower prices for plywood and lumber in the first quarter of 1996 from the end of fiscal year 1995.

The Company continues to evaluate a number of programs that could result in improvements that could partially offset some of the weaknesses described above. However, no assurance can be given that any of these programs will be implemented, and, if implemented, that any of them will result in improved cash flows from operations and EBITDA.

LIQUIDITY AND CAPITAL RESOURCES

GENERALLY

The Company's liquidity needs arise primarily from debt service on the substantial indebtedness incurred in connection with the Merger and from the funding of its capital expenditures. As of April 30, 1996, the Company had outstanding approximately $2,011 million of indebtedness, consisting primarily of $650 million aggregate principal amount of the Notes, $1,150 million in term loan borrowings under the Term Loan Facility and additional amounts under the Revolving Facility, the Machinery Facility and other debt issues and facilities.

HISTORICAL FINANCING ARRANGEMENTS

With certain limited exceptions, the Company's existing debt was substantially refinanced or replaced in connection with the Merger. RIMI was party to sale and leaseback arrangements with respect to packaging machinery, under which RIMI sold and leased back certain of its packaging machinery, and then subleased them to customers. The Company has terminated such sale and leaseback arrangements and refinanced them with the new $140 million Machinery Facility.

DEBT SERVICE

Principal and interest payments under the Facilities and interest payments on the Notes represent significant liquidity requirements for the Company. With respect to the $1,150 million borrowed under the Term Loan Facility, the Company will be required to make scheduled principal payments of approximately $24 million in 1997, $71 million in 1998, $106 million in 1999, $129 million in 2000, $186 million in 2001, $243 million in 2002, $225 million in 2003 and $166 million in 2004. The Revolving Facility will mature in March 2003 and the $140 million Machinery Facility will mature in March 2001, with all amounts then outstanding becoming due. The loans under the Facilities bear interest at floating rates based upon the interest rate option elected by the Company. The Senior Notes due 2006 and the Senior Subordinated Notes due 2008 bear interest at rates of 10 1/4% and 10 7/8%, respectively. As a result of the substantial indebtedness incurred in connection with the Merger, the Company's interest expense will be higher and will have a greater proportionate impact on net income in comparison to pre-Merger periods.

CAPITAL EXPENDITURES

Capital spending for the first quarter of 1996 was approximately $44.1 million and related primarily to increasing paper production efficiencies, increasing converting capacity and producing packaging machinery. The Company projects that its capital spending for fiscal year 1996 will be approximately $170 million, of which $40 million is expected to relate to packaging machinery. The remaining capital spending for fiscal 1996 is expected to relate principally to pulp mill modifications, the upgrading of the second paper machine at the Macon Mill from linerboard production to coated board production, press and converting capacity additions, as well as maintenance and productivity expenditures. The Company expects that $60 million to $80 million will relate to maintenance, environmental and ongoing productivity improvement programs.

FUTURE FINANCING SOURCES AND CASH FLOWS

The amount under the Revolving Facility that remained undrawn as of April 30, 1996, was approximately $310 million, is to pay the remaining fees of the Merger of approximately $115 million and to meet future working capital and other business needs of the Company. In connection with the Merger, the Company terminated its then existing sale and leaseback arrangements with respect to packaging machinery and replaced them with the $140 million Machinery Facility. The Company's Australian bank lender agreed to keep its $37 million Australian revolving facility in place following the closing of the Subsequent Merger, and certain other debt and credit facilities existing prior to the Merger have been maintained as well. The Company anticipates pursuing additional working capital financing for its foreign operations as its needs may require, and possibly implementing a receivables securitization program.

The Company believes that cash generated from operations, together with amounts available under the Revolving Facility, the Machinery Facility and any other available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company's future operating performance and ability to service or refinance the Notes and to repay, extend or refinance the Facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

While Igaras has strong liquidity, the Company shares control of Igaras with its joint venture partner and future dividend payments from Igaras, if any, would be subject to restrictions in the joint venture agreement and would reflect only the Company's remaining interest of approximately 50%. Under the Igaras joint venture agreement, Igaras is required to pay dividends equal to at least 25% of its net profits. Due to currency fluctuations, inflation and changes in political and economic conditions, earnings from Brazilian operations have been subject to significant volatility. There can be no assurance that such volatility will not recur in the future.

COVENANT RESTRICTIONS

The Credit Agreements impose restrictions on the Company's ability to make capital expenditures and both the Credit Agreements and the indentures governing the Notes limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, to meet its capital spending program, to provide for unanticipated capital investments or to take advantage of business opportunities. The covenants contained in the Credit Agreements also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, repay the Notes, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with affiliates, and otherwise restrict corporate activities. The covenants contained in the indentures governing the Notes also impose restrictions on the operation of the Company's businesses.

ENVIRONMENTAL MATTERS

The Company is committed to compliance with all applicable environmental laws and regulations. Environmental law is, however, dynamic rather than static. As a result, costs, which are unforeseeable at this time, may be incurred when new laws are enacted, and when environmental agencies promulgate or revise rules and regulations. In late 1993, the EPA proposed regulations (generally referred to as the "cluster rules") that would mandate more stringent controls on air and water discharges from United States pulp and paper mills. The Company expects, based on information presently available from the EPA, that the cluster rules may be finally promulgated in 1996. The Company estimates the capital spending that may be required to comply with the cluster rules could reach $40 million to be spent over a three-year period beginning in 1997.

The DEQ notified the Company by letters, dated December 19, 1995, that the Company may be liable for the remediation of the release or threat of release of hazardous substances at a wood treatment site in Shreveport, Louisiana, that the Company or its predecessor previously operated and a former oil refinery site in Caddo Parish, Louisiana, that the Company currently owns. The Company never operated the oil refinery. In response to these DEQ letters, the Company has provided additional information to the DEQ concerning these sites and has commenced its own evaluation of any claims and remediation liabilities for which it may be responsible.

The Company is engaged in environmental remediation projects for certain properties currently owned or operated by the Company and certain properties divested by the Company for which responsibility was retained for pre-existing conditions. The Company's costs in some instances cannot be estimated until the remediation process is substantially underway. To address these contingent environmental costs, the Company has accrued reserves when such costs are probable and can be reasonably estimated. The Company believes that, based on current information and regulatory requirements, the accruals established by the Company for environmental expenditures are adequate. Based on current knowledge, to the extent that additional costs may be incurred that exceed the accrued reserves, such amounts are not expected to have a material impact on the results of operations, cash flows, or financial condition of the Company, although no assurance can be given that material costs will not be incurred in connection with clean-up activities at these properties, including the Shreveport and Caddo Parish sites referred to above.

RELATING TO THE MERGER

U.S. TAXES

Pursuant to an election under section 338(h)(10) of the Internal Revenue Code, the Merger will be treated for income tax purposes as a taxable sale of the assets of RIC and a taxable sale of the assets of RIC's subsidiaries to which such election applies. As a result, following the Merger the tax basis of the assets of the Company will be equal to the fair market value thereof, and the excess of the Merger consideration, the Company's liabilities and capitalizable acquisition costs over the fair market value of those assets will be deductible over 15 years for federal income tax purposes. Such amortization deductions and increased depreciation and other deductions resulting from the fair market value tax basis of those assets, together with deductions for interest on indebtedness and certain other expenses incurred in connection with the Merger, are expected to reduce the Company's future taxable income.

The Company has historically been included in the consolidated federal and certain combined state income tax returns of Manville Corporation
("Manville"). The Company will now be included in the consolidated federal and certain combined state income tax returns of Holding.

Pursuant to a previously existing tax sharing agreement between the Company and Manville (the "Tax Sharing Agreement"), the Company was required to make tax sharing payments to Manville (or Manville to make tax sharing payments to the Company in certain cases) with respect to the Company's share of consolidated federal and combined state and local income tax liabilities, generally computed as if the Company were the parent of a separate consolidated group of companies. The Tax Matters Agreement, dated as of October 25, 1995, among Manville, RIC, RIC Holding and Acquisition Corp. (the "Tax Matters Agreement"), required that the Tax Sharing Agreement be terminated effective upon the closing of the Merger. The Tax Matters Agreement further required the Company to make tax sharing payments after the closing of the Merger (or Manville to make tax sharing payments to the Company in certain cases), calculated in a manner generally consistent with past practices under the Tax Sharing Agreement, with respect to the Company's share of consolidated federal and combined state and local income tax liabilities for all pre-closing periods, excluding taxes associated with the election under Section 338(h)(10) of the Internal Revenue Code, to the extent such amounts have not previously been paid pursuant to the Tax Sharing Agreement.

ACCOUNTING

The Merger will be accounted for as a purchase. Under purchase accounting, the total purchase cost and fair value of liabilities assumed will be allocated to the tangible and intangible assets of the Company based upon their respective fair values as of the Closing. The excess of purchase cost over the fair value of assets acquired and liabilities assumed, if any, will be recorded as goodwill. Cost of sales and operating expenses may be substantially higher and income from operations may be substantially lower as a result of the effects of purchase accounting, as compared with the Company's historical results.

ACCOUNTING CHANGE

In March 1995, the Financial Accounting Standards board issued SFAS No. 121. SFAS No. 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangible assets, and goodwill related to those assets to be held and used and of long-lived assets and certain identifiable intangible assets to be disposed of. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. The adoption by the Company of SFAS No 121 did not have a significant effect on its financial results.

                          PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

Not applicable

ITEM 2.    CHANGES IN SECURITIES.

Not applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable

ITEM 5.    OTHER INFORMATION.

Not applicable


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.
    Form of Investor Stock Subscription Agreement between Riverwood Holding, Inc. (formerly named New River Holding, Inc.) and each of the investors named on the schedule thereto (filed as Exhibit 10.6 to Registration Statement on Form S-1 (Registration No. 33-80475) of the registrant under the Securities Act of 1933, as amended, incorporated herein by reference).

(b) Reports on Form 8-K.

    Form 8-K dated March 27, 1996, and filed with the Securities and Exchange Commission on April 11, 1996, regarding the Merger.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       RIVERWOOD HOLDING, INC.
                                       ---------------------------------------
                                       (Registrant)


Date:  May 6, 1996                     By: /s/ J. S. Beabout
                                           -----------------------------------
                                               J. S. Beabout
                                               Vice President, General Counsel
                                               and Secretary

Date:  May 6, 1996                     By: /s/ A. Kurt Renick
                                           -----------------------------------
                                               A. Kurt Renick
                                               Senior Vice President and
                                               Chief Financial Officer