Form 10-Q
period 1996-06-29
RIVERWOOD HOLDING INC
filed 1996-08-12
CIK 886239

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 29, 1996

                                          OR

            [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------   -----------------------

    Commission file number 1-11113

                               RIVERWOOD HOLDING, INC.
- --------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


       Delaware                                            58-2205241
- -------------------------------                       -------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

                                   1013 Centre Road
                                      Suite 350
                              Wilmington, Delaware 19805
- --------------------------------------------------------------------------------
                       (Address of principal executive offices)
                                      (Zip Code)

                       c/o Riverwood International Corporation
                                    (770) 644-3000
- --------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)


- --------------------------------------------------------------------------------
                 (Former name, former address and formal fiscal year,
                            if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X        No          .  The registrant became subject to such filing
    ----------     ---------
requirement as of March 19, 1996, the date of effectiveness of the Registration Statement on Form S-1 (Registration No. 33-80475).

    At August 9, 1996 there were 7,111,900 shares and 500,000 shares of the registrant's Class A and Class B common stock, respectively, outstanding.

                            PART I. FINANCIAL INFORMATION*


















* As used in this Form 10-Q, unless the context otherwise requires, "RIC" refers to the corporation formerly named Riverwood International Corporation, the "Predecessor" or the "Predecessor Company" refers to RIC and its subsidiaries in respect of periods prior to the Merger (as defined herein), the "Company" refers to the registrant, Riverwood Holding, Inc., a Delaware corporation formerly named New River Holding, Inc. ("Holding") and its subsidiaries, "RIC Holding" refers to RIC Holding, Inc., a Delaware corporation, successor by merger to RIC and a wholly-owned subsidiary of Holding, and "Riverwood" refers to Riverwood International Corporation, a Delaware corporation formerly named Riverwood International USA, Inc. and a wholly-owned subsidiary of RIC Holding.

                               RIVERWOOD HOLDING, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                (THOUSANDS OF DOLLARS)
                                     (UNAUDITED)

ON MARCH 27, 1996, HOLDING, THROUGH ITS WHOLLY-OWNED SUBSIDIARY RIC HOLDING, ACQUIRED ALL OF THE OUTSTANDING SHARES OF COMMON STOCK OF RIC. THE PURCHASE METHOD OF ACCOUNTING WAS USED TO RECORD ASSETS ACQUIRED AND LIABILITIES ASSUMED BY HOLDING. THE ALLOCATION OF THE PURCHASE PRICE AND ACQUISITION COSTS TO THE ASSETS ACQUIRED AND LIABILITIES ASSUMED IS PRELIMINARY AND IS SUBJECT TO CHANGE PENDING FINALIZATION OF APPRAISALS AND OTHER STUDIES OF FAIR VALUE AND FINALIZATION OF MANAGEMENT'S PLANS WHICH MAY RESULT IN THE RECORDING OF ADDITIONAL LIABILITIES AS PART OF THE ALLOCATION OF THE PURCHASE PRICE. AS A RESULT OF PURCHASE ACCOUNTING AND DISCONTINUED OPERATIONS (SEE NOTE 11), THE ACCOMPANYING FINANCIAL STATEMENTS OF THE PREDECESSOR AND THE COMPANY ARE NOT COMPARABLE IN ALL MATERIAL RESPECTS SINCE THE FINANCIAL STATEMENTS REPORT FINANCIAL POSITION, RESULTS OF OPERATIONS AND CASH FLOWS OF THESE TWO SEPARATE ENTITIES. THE CONDENSED CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1995 WAS DERIVED FROM COMPLETE FINANCIAL STATEMENTS AUDITED BY OTHER ACCOUNTANTS.

                                                                   COMPANY         PREDECESSOR
                                                                  --------        ------------
                                                                  June 29,        December 31,
ASSETS                                                                1996                1995
- -----------------------------------------------------------------------------------------------
Current Assets
    Cash and equivalents                                      $     14,905         $    35,870
    Marketable securities, at cost (approximates market)               959               1,375
    Receivables, net of allowances                                 188,246             187,621
    Inventories                                                    246,817             193,703
    Prepaid expenses                                                11,377              23,229
    Deferred tax assets                                              3,948              18,754
    Net assets of discontinued operations                          545,399                  --
- -----------------------------------------------------------------------------------------------
Total Current Assets                                             1,011,651             460,552

Property, Plant and Equipment, net of accumulated
     depreciation of $33,311  in 1996 and $475,897 in 1995       1,641,429           1,227,203
Timber and Timberlands, less cost of timber harvested                  --              238,887
Investments in Net Assets of Equity Affiliates                     130,256             119,592
Other Assets                                                       378,329             155,094
- -----------------------------------------------------------------------------------------------
Total Assets                                                    $3,161,665          $2,201,328
- -----------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------

LIABILITIES
- -----------------------------------------------------------------------------------------------
Current Liabilities
    Accounts and notes payable                                 $   136,419         $   174,985
    Compensation and employee benefits                              51,870              56,495
    Income taxes                                                    41,850               4,688
    Other accrued liabilities                                       84,914              58,384
- -----------------------------------------------------------------------------------------------
Total Current Liabilities                                          315,053             294,552

Long-Term Debt, less current portion                             2,028,373           1,041,221
Long-Term Debt to Affiliate                                           --                12,573
Deferred Income Taxes                                               24,269             232,195
Other Noncurrent Liabilities                                        81,201              58,477
- -----------------------------------------------------------------------------------------------
Total Liabilities                                                2,448,896           1,639,018
- -----------------------------------------------------------------------------------------------

Contingencies and Commitments (Note 8)

STOCKHOLDERS' EQUITY
- -----------------------------------------------------------------------------------------------
Preferred Stock                                                        --                  --
Common Stock                                                            76                 657
Capital in Excess of Par Value                                     761,068             526,814
(Accumulated Deficit) Retained Earnings                            (51,260)             45,309
Cumulative Currency Translation Adjustment                           2,885             (10,470)
- -----------------------------------------------------------------------------------------------
Total Stockholders' Equity                                         712,769             562,310
- -----------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                      $3,161,665          $2,201,328
- -----------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                               RIVERWOOD HOLDING, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (THOUSANDS OF DOLLARS)
                                     (UNAUDITED)

ON MARCH 27, 1996, HOLDING, THROUGH ITS WHOLLY-OWNED SUBSIDIARY RIC HOLDING, ACQUIRED ALL OF THE OUTSTANDING SHARES OF COMMON STOCK OF RIC. THE PURCHASE METHOD OF ACCOUNTING WAS USED TO RECORD ASSETS ACQUIRED AND LIABILITIES ASSUMED BY HOLDING. THE ALLOCATION OF THE PURCHASE PRICE AND ACQUISITION COSTS TO THE ASSETS ACQUIRED AND LIABILITIES ASSUMED IS PRELIMINARY AND IS SUBJECT TO CHANGE PENDING FINALIZATION OF APPRAISALS AND OTHER STUDIES OF FAIR VALUE AND FINALIZATION OF MANAGEMENT'S PLANS WHICH MAY RESULT IN THE RECORDING OF ADDITIONAL LIABILITIES AS PART OF THE ALLOCATION OF THE PURCHASE PRICE. AS A RESULT OF PURCHASE ACCOUNTING AND DISCONTINUED OPERATIONS (SEE NOTE 11), THE ACCOMPANYING FINANCIAL STATEMENTS OF THE PREDECESSOR AND THE COMPANY ARE NOT COMPARABLE IN ALL MATERIAL RESPECTS SINCE THE FINANCIAL STATEMENTS REPORT FINANCIAL POSITION, RESULTS OF OPERATIONS AND CASH FLOWS OF THESE TWO SEPARATE ENTITIES.




                                                                    COMPANY                         PREDECESSOR
                                                                  ------------        -------------------------------------------
                                                                  Three months         Three months   Three months   Six months
                                                                     ended                ended           ended         ended
                                                                  June 29, 1996       March 27,1996    July 1,1995   July 1,1995
- ----------------------------------------------------------------------------------------------------------------------------------
Net Sales                                                        $ 293,884           $ 293,649        $ 366,265     $ 679,441
Cost of Sales                                                      278,798             232,701          280,688       524,471
Selling, General and Administrative                                 31,631              30,936           32,724        62,873
Research, Development  and Engineering                               1,754               2,031            2,348         6,210
Other Costs                                                            --               11,114           13,432        16,135
Other Expenses, net                                                  1,992               1,217              423         2,200
- ----------------------------------------------------------------------------------------------------------------------------------

(Loss) Income from Operations                                      (20,291)             15,650           36,650        67,552
Interest Income                                                        226                 329              509         1,387
Interest Expense                                                    49,842              26,392           26,013        52,308
- ----------------------------------------------------------------------------------------------------------------------------------

(Loss) Income from Continuing Operations before Income
   Taxes and Equity in Net Earnings of Affiliates                  (69,907)            (10,413)          11,146        16,631
Income Tax (Benefit) Expense                                        (2,272)             (3,436)           4,952         7,317
- ----------------------------------------------------------------------------------------------------------------------------------

(Loss) Income from Continuing Operations before Equity in
   Net Earnings of Affiliates                                      (67,635)             (6,977)           6,194         9,314
Equity in Net Earnings of Affiliates                                 4,622               4,927           10,913        18,653
- ----------------------------------------------------------------------------------------------------------------------------------

(Loss) Income from Continuing Operations                           (63,013)             (2,050)          17,107        27,967
Income from Discontinued Operations, net
    of tax of $0                                                    11,753                 --               --            --
- ----------------------------------------------------------------------------------------------------------------------------------

Net (Loss) Income                                                $ (51,260)          $  (2,050)       $  17,107     $  27,967
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                               RIVERWOOD HOLDING, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                (THOUSANDS OF DOLLARS)
                                     (UNAUDITED)

ON MARCH 27, 1996, HOLDING, THROUGH ITS WHOLLY-OWNED SUBSIDIARY RIC HOLDING, ACQUIRED ALL OF THE OUTSTANDING SHARES OF COMMON STOCK OF RIC. THE PURCHASE METHOD OF ACCOUNTING WAS USED TO RECORD ASSETS ACQUIRED AND LIABILITIES ASSUMED BY HOLDING. THE ALLOCATION OF THE PURCHASE PRICE AND ACQUISITION COSTS TO THE ASSETS ACQUIRED AND LIABILITIES ASSUMED IS PRELIMINARY AND IS SUBJECT TO CHANGE PENDING FINALIZATION OF APPRAISALS AND OTHER STUDIES OF FAIR VALUE AND FINALIZATION OF MANAGEMENT'S PLANS WHICH MAY RESULT IN THE RECORDING OF ADDITIONAL LIABILITIES AS PART OF THE ALLOCATION OF THE PURCHASE PRICE. AS A RESULT OF PURCHASE ACCOUNTING AND DISCONTINUED OPERATIONS (SEE NOTE 11), THE ACCOMPANYING FINANCIAL STATEMENTS OF THE PREDECESSOR AND THE COMPANY ARE NOT COMPARABLE IN ALL MATERIAL RESPECTS SINCE THE FINANCIAL STATEMENTS REPORT FINANCIAL POSITION, RESULTS OF OPERATIONS AND CASH FLOWS OF THESE TWO SEPARATE ENTITIES.

                                                                      COMPANY                          PREDECESSOR
                                                                   -------------   ----------------------------------------------
                                                                    Three months     Three months     Three months    Six months
                                                                      ended              ended            ended         ended
                                                                   June 29, 1996    March 27,1996     July 1, 1995   July 1,1995
                                                                 ----------------------------------------------------------------
Cash Flows from Operating Activities:
- ---------------------------------------------------------------------------------------------------------------------------------
Net (Loss) Income                                                 $(51,260)        $    (2,050)        $ 17,107     $  27,967
Noncash Items Included in Net (Loss) Income:
    Depreciation, amortization and cost of
       timber harvested                                             39,935              24,438           23,056        45,014
    Write-up of inventories                                         58,156                  --               --            --
    Deferred income taxes                                           (2,467)             (3,574)          (1,535)       (5,463)
    Pension, postemployment and postretirement
        expense, net of benefits paid                                  415               1,861            1,666         3,372
    Equity in net earnings of affiliates                            (3,214)             (4,927)          (9,184)      (16,924)
    Other                                                            3,843              (1,731)             450           902
(Increase) Decrease in Current Assets, net of effects
    from the Merger:
    Receivables                                                    (17,203)             14,737          (30,897)      (31,108)
    Inventories                                                    (37,503)            (14,659)           3,919        (6,150)
    Prepaid expenses                                                (6,164)              8,298           (3,159)       (1,195)
(Decrease) Increase in Current Liabilities, net of effects
    from the Merger:
    Accounts payable                                                (9,754)             18,182           15,140        21,502
    Compensation and employee benefits                              (4,128)            (10,248)          15,301         7,777
    Income taxes                                                        54              (3,343)           1,378        (8,868)
    Other accrued liabilities                                         (930)             12,360          (16,695)         (362)
Decrease in Other Noncurrent Liabilities                            (2,119)             (2,569)            (817)       (2,521)
- ---------------------------------------------------------------------------------------------------------------------------------
Net Cash (Used in) Provided by Operating Activities                (32,339)             36,775           15,730        33,943
- ---------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
- ---------------------------------------------------------------------------------------------------------------------------------
Acquisition of RIC, net of cash acquired                        (1,365,202)                --               --            --
Purchases of Property, Plant and Equipment                         (34,299)            (44,074)         (42,600)      (82,398)
Acquisition of equipment previously leased under
  operating leases                                                 (46,742)                --               --            --
Proceeds from Sales of Marketable Securities
    Held to Maturity                                                   --                  439              --          2,630
Proceeds from Sales of Assets                                          214                 623           14,551        14,608
Increase in Other Assets                                            (3,462)             (8,004)            (546)          (16)
- ---------------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                           (1,449,491)            (51,016)         (28,595)      (65,176)
- ---------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
- ---------------------------------------------------------------------------------------------------------------------------------
Issuance of Debt                                                 1,838,400              12,669              --            --
Increase in Debt Issuance Costs                                    (92,820)                --               --            --
Net increase (decrease) in Notes Payable                           114,303              (3,000)          10,000       (48,000)
Proceeds from Issuance of Common Stock                             761,143                 838              400         2,156
Payments on Debt                                                    (5,724)             (2,833)            (564)       (2,958)
Predecessor Debt Paid at Merger                                 (1,118,461)                --               --            --
Dividends                                                              --               (2,630)          (2,626)       (5,251)
- ---------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities              1,496,841               5,044            7,210       (54,053)
- ---------------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                               (107)               (638)            (378)           75
- ---------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Equivalents                     14,904              (9,835)          (6,033)      (85,211)
Cash and Equivalents at Beginning of Period                              1              35,870           38,534       117,712
- ---------------------------------------------------------------------------------------------------------------------------------
Cash and Equivalents at End of Period                             $ 14,905             $26,035        $  32,501     $  32,501
- ---------------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------------

 See Notes to Condensed Consolidated Financial Statements.

                               RIVERWOOD HOLDING, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

NOTE 1 -- ORGANIZATION AND BASIS OF PRESENTATION

Holding, its wholly-owned subsidiaries RIC Holding and the corporation formerly named CDRO Acquisition Corporation ("Acquisition Corp.") were incorporated in 1995 to acquire the stock of RIC.

On March 27, 1996, Holding, through its wholly-owned subsidiaries, acquired all of the outstanding shares of common stock of RIC. On such date, Acquisition Corp. was merged (the "Merger") into RIC. RIC, as the surviving corporation in the Merger, became a wholly-owned subsidiary of RIC Holding. On March 28, 1996, RIC transferred substantially all of its properties and assets to Riverwood, other than the capital stock of Riverwood, and RIC was merged (the"Subsequent Merger") into RIC Holding. Thereupon, Riverwood was renamed "Riverwood International Corporation." Upon consummation of the Subsequent Merger, RIC Holding, as the surviving corporation in the Subsequent Merger, became the parent company of Riverwood.

Holding and its subsidiaries conducted no significant business other than in connection with the Merger and related transactions through March 27, 1996. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that the Predecessor interim condensed financial statements be read in conjunction with the Predecessor's most recent audited financial statements and notes thereto. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996.

In connection with the Merger, the purchase method of accounting was used to establish and record a new cost basis for the assets acquired and liabilities assumed. The allocation of the purchase price and acquisition costs to the assets acquired and liabilities assumed is preliminary at June 29, 1996, and is subject to change pending finalization of appraisals and other studies of fair value and finalization of management's plans which may result in the recording of additional liabilities as part of the allocation of the purchase price. The difference between the purchase price and the preliminary fair market values of the assets acquired and liabilities assumed was recorded as goodwill.

The preliminary allocation of the $1,365.2 million net cash paid for acquisition is summarized as follows (in millions of dollars):

         Current assets..........................  $   457.5
         Property, plant and equipment...........    2,133.8
         Intangible assets.......................      281.2
         Other noncurrent assets.................      117.6
         Liabilities..............................  (1,624.9)
                                                   ----------
         Total.................................... $ 1,365.2
                                                   ----------
                                                   ----------

The condensed consolidated financial statements presented herein for the periods prior to March 28, 1996, represent the Predecessor's results of operations and cash flows prior to the Merger and, consequently, are stated on the Predecessor's historical cost basis. The consolidated financial statements as of June 29, 1996, and for the three months then ended, reflect the adjustments which were made to record the Merger. Accordingly, the financial statements of the Predecessor for periods prior to March 28, 1996 are not comparable in all material respects with the financial statements subsequent to the Merger date. The most significant differences relate to amounts recorded for inventory, property and equipment, intangibles and debt which will result in increased cost of sales, amortization, depreciation and interest expense in the three months ended June 29, 1996 and in future periods.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies of the Company. For a summary of RIC's significant accounting policies, please refer to RIC's annual report filed with the Securities and Exchange Commission under Form 10-K dated December 31, 1995.

(A) PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include all of the accounts of Riverwood Holding, Inc and its subsidiaries. All significant transactions and balances between the consolidated operations have been eliminated.

The Company's consolidated international subsidiaries are principally reported on the basis of fiscal years ending November 30 and interim quarterly periods ending on a date approximately one month prior to the U.S. quarterly periods. The U.S. quarterly periods are generally on a 13-week basis ending on a Saturday; however, the length of the first and fourth quarters vary depending upon the calendar.

The Company accounts for investments in which it has a 20 percent to 50 percent ownership interest and for corporate joint ventures using the equity method.

(B) CASH AND EQUIVALENTS

Cash and equivalents include time deposits, certificates of deposit and other marketable securities with original maturities of three months or less.

(C) MARKETABLE SECURITIES

Marketable securities are those with maturities in excess of three months and are valued at amortized cost, which approximates market. All marketable securities at June 29, 1996 were classified as held-to-maturity, and have various maturity dates which do not exceed one year.

(D) INVENTORIES

Inventories are stated at the lower of cost or market. The cost of inventories are determined principally on the first-in, first-out ("FIFO") basis. In addition, average and actual cost bases are used to determine the cost of certain U.S. inventories.

(E) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Betterments, renewals and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in income.

Interest is capitalized on major projects. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life.

(F) DEPRECIATION, AMORTIZATION AND COST OF TIMBER HARVESTED

Depreciation and amortization on assets acquired are computed using the straight-line method over their remaining useful lives ranging from two to 38 years. For certain major capital additions, the Company computes depreciation on the units-of-production method until the assets' designed level of production is achieved and sustained.

Cost of timber harvested is based on unit cost rates calculated using the total estimated yield of timber to be harvested and the unamortized timber costs.

Goodwill is amortized on a straight-line basis over 40 years. The related amortization expense is included in Other Expense, net, in the Condensed Consolidated Statement of Operations. The cost of patents, licenses and trademarks is amortized on a straight-line basis over 15 to 20 years. The Company assesses goodwill which is not allocable to long-live assets for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, the Company projects future cash flows, undiscounted and before interest, over the remaining life of the goodwill. If these projected cash flows are less than the carrying amount of the goodwill, an impairment loss would be recognized, resulting in a write down of goodwill with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amount of the goodwill and the undiscounted future cash flows before interest.

(G) INTERNATIONAL CURRENCY TRANSLATION

The functional currency for most of the international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets.
The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to stockholders' equity. Gains and losses on foreign currency transactions are included in Other Expenses, net, in the consolidated statements of income for the period in which the exchange rate changes.

The Company enters into forward exchange and option contracts to hedge certain foreign currency denominated exposures. Realized gains and losses on these contracts are included in Other Expenses, net, in the consolidated statements of income. Unrealized gains and losses on forward exchange and certain option contracts are also included in Other Expenses, net. The discount or premium on a forward exchange contract is included in the measurement of the basis of the related foreign currency transaction when recorded. The premium on an option contract is accounted for separately and amortized to Other Expenses, net, over the term of the contract.

(H) INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires, among other things, the use of the liability method of computing deferred income taxes. Under the liability method, the effect of changes in corporate tax rates on deferred income taxes is recognized currently as an adjustment to income tax expense. The liability method also requires that deferred tax assets or liabilities be recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes.

Income taxes are provided at rates applicable in the countries in which the income is earned. Investment tax credits granted by various countries are accounted for as reductions of income tax expense in the year in which the related expenditures become eligible for investment benefit under applicable tax regulations.

(I) REVENUE RECOGNITION

The Company recognizes revenue when goods are shipped to customers. Revenues from packaging machinery leases are recognized on a straight-line basis over the term of the lease.

(J) INSURANCE RESERVES

It is the Company's policy to self-insure or fund a portion of certain expected losses related to group health benefits. Provisions for losses expected under these benefit programs are recorded based on the Company's estimates of the aggregate undiscounted liabilities for known claims and estimated claims incurred but not reported.

(K) ENVIRONMENTAL REMEDIATION RESERVES

The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for such losses are adjusted as further information develops or circumstances
change.   Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

(L) USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

NOTE 3 -- INVENTORIES

The major classes of inventories were as follows:

                                            (In thousands of dollars)
                                          Company          Predecessor
                                        -----------        ------------
                                          June 29,         December 31,
                                           1996                1995
- -----------------------------------------------------------------------
Finished goods                          $ 91,958            $ 67,336
Work-in-process                           17,228              19,941
Raw materials                             85,666              61,298
Supplies                                  51,965              45,128
- -----------------------------------------------------------------------
                                        $246,817            $193,703
- -----------------------------------------------------------------------
- -----------------------------------------------------------------------

At December 31, 1995, the cost of the Predecessor's inventory balances were determined based on the last-in first-out (LIFO) method, resulting in a reserve of approximately $29.4 million to reduce such balances. At the Merger date, the Company adjusted its inventory balances to fair value resulting in the elimination of the LIFO reserve and a write up of approximately $40.1 million above the Predecessor's FIFO cost. This write up will be allocated to cost of sales as the inventory on hand at March 27, 1996 is sold; approximately $27.1 million was charged to cost of sales during the three months ended June 29, 1996.

NOTE 4 --  INVESTMENTS IN NET ASSETS OF  EQUITY AFFILIATES

The Company has investments in affiliates that are accounted for using the equity method of accounting. The only significant investment is the Company's 50 percent investment in Igaras Papeis e Embalagens S.A. ("Igaras").

The following represents the summarized income statement information for Igaras:

                                                    (In thousands of dollars)
                                     Company               Predecessor
                                   ----------  ---------------------------------
                                     Three      Three        Three       Six
                                     months     months       months     months
                                      ended      ended        ended      ended
                                     June 29,   March 27,     July 1,   July 1,
                                       1996       1996         1995       1995
- --------------------------------------------------------------------------------
Net Sales                           $56,748     $59,573     $74,935    $143,508
Cost of Sales                        37,938      39,127      34,159      67,524
- --------------------------------------------------------------------------------

 Gross Profit                       $18,810     $20,446     $40,776    $ 75,984
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Income from Operations              $13,050     $14,275     $31,548   $  61,721
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Net Income                         $  8,757     $10,249     $20,025   $  37,305
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

NOTE 5 -- INTANGIBLE ASSETS

Other Assets included intangible assets as follows:

                                                (In thousands of dollars)
                                           Company                  Predecessor
                                           -------                  ------------
                                           June 29,                 December 31,
                                             1996                       1995
- --------------------------------------------------------------------------------
Goodwill                                 $234,248                    $74,225
Patents, licenses,
   and trademarks                          46,929                      9,827
Other                                         --                       5,765
- --------------------------------------------------------------------------------
                                          281,177                     89,817

Less, accumulated amortization              1,954                     19,462
- --------------------------------------------------------------------------------

Total                                    $279,223                    $70,355
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

NOTE 6 -- LONG-TERM DEBT

In connection with the Merger, the Company entered into a credit agreement (the "Senior Secured Credit Agreement") with certain lenders providing for new senior secured credit facilities with aggregate commitments not to exceed $1,550 million (the "Senior Secured Credit Facilities"), including a $1,150 million term loan facility (the "Term Loan Facility") and a $400 million revolving credit facility (the "Revolving Facility"). In addition, Riverwood International Machinery, Inc. ("RIMI), a wholly-owned subsidiary of Riverwood, entered into a credit agreement (the "Machinery Credit Agreement," and together with the Senior Secured Credit Agreement, the "Credit Agreements") providing for a $140 million secured revolving credit facility (the "Machinery Facility," and together with the Senior Secured Credit Facilities, the "Facilities") with certain lenders for the purpose of financing or refinancing packaging machinery. In connection with the Merger, the Company also completed an offering (the "Notes Offering") of $250 million aggregate principal amount of 10 1/4% Senior Notes due 2006 (the "Senior Notes") and $400 million aggregate principal amount of 10 7/8% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes" and, together with the Senior Notes, the "Notes"). Furthermore, substantially all outstanding indebtedness (with certain limited exceptions) and packaging machinery leasing obligations of RIC and its subsidiaries were repaid or terminated in connection with the Merger.

With respect to the $1,150 million borrowed under the Term Loan Facility at June 29, 1996, the Company is scheduled to make principal payments of approximately $24 million in 1997, $71 million in 1998, $106 million in 1999, $129 million in 2000, $186 million in 2001, $243 million in 2002, $225 million in 2003 and $166 million in 2004. The Revolving Facility will mature in March 2003 and the $140 million Machinery Facility will mature in March 2001, with all amounts then outstanding becoming due. The loans under the Facilities bear interest at floating rates based upon the interest rate option elected by the Company. The Senior Notes due 2006 and the Senior Subordinated Notes due 2008 bear interest at rates of 10 1/4% and 10 7/8%, respectively.

The Company uses interest rate swap and cap agreements to convert or cap a portion of its variable rate Term Loan Facility to a fixed rate in order to reduce the impact of interest rate changes on future income. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense related to the debt. At June 29, 1996, the Company had interest rate swap agreements (with a notional amount of $250 million under which the Company will pay fixed rates of 6.06 percent to 6.43 percent) and 7 percent cap agreements (with a notional amount of $400 million) that expire through November 30, 1998.

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

NOTE 7 -- COMMON STOCK

On March 27, 1996, Holding completed an offering of 7,500,000 shares of common stock of Holding ("Holding Common Stock") to certain institutional investors for $750 million. Holding has commenced an offering of Holding Common Stock to certain members of management and key employees (the "Management Investors") of the Company. As of June 29, 1996, the Company had issued 111,900 shares of Holding Common Stock to Management Investors for $11.2 million.

On June 4, 1996, the Management Investors received a total of 296,550 non-qualified options to purchase additional shares of Holding Common Stock for $100 per share (the "Stock Options"). Of these Stock Options, 223,800 options vest over a five-year period and 72,750 options vest upon achievement of certain financial goals or on December 4, 2005, whichever occurs first. As of June 29, 1996, no Stock Options had vested. The Company accounts for these Stock Options in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees."

NOTE 8 -- CONTINGENCIES AND COMMITMENTS

The Company is committed to compliance with all applicable laws and regulations. Environmental law is, however, dynamic rather than static. As a result, costs, which are unforeseeable at this time, may be incurred when new laws are enacted, and when environmental agencies promulgate or revise rules and regulations. In late 1993, the U.S. Environmental Protection Agency (the "EPA") proposed regulations (generally referred to as the "cluster rules") that would mandate more stringent controls on air and water discharges from the United States pulp and paper mills. The Company expects, based on information presently available from the EPA, that the cluster rules may be finally promulgated in 1996. The Company estimates the capital spending that may be required to comply with the cluster rules could reach $40 million to be spent over a three-year period beginning in 1997.

The Louisiana Department of Environmental Quality ("DEQ") has notified the Company by letter, dated December 19, 1995, that the Company may be liable for the remediation of the release or threat of release of hazardous substances at a wood treatment site in Shreveport, Louisiana, that the Company or its predecessor previously operated and a former oil refinery site in Caddo Parish, Louisiana, that the Company currently owns. The Company never operated the refinery. In response to these DEQ letters, the Company has provided additional information to the DEQ concerning these sites and has commenced its own evaluation of any claims and remediation liabilities for which it may be responsible. The Company received a letter from the DEQ dated May 20, 1996, requesting a plan for soil and groundwater sampling of the wood treatment site. The Company met with the DEQ on July 18, 1996 and agreed to submit a soil sampling plan to the DEQ by September 18, 1996.

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


NOTE 9 -- OTHER COSTS

Other Costs incurred by the Predecessor Company include expenses associated with stock-based compensation plans, expenses related to RIC's review of strategic alternatives and provision for environmental reserves.


NOTE 10 -- INCOME TAXES

During the three months ended June 29, 1996, the Company recognized an income tax benefit of $2.3 million, or 3.3 percent, on a Loss from Continuing Operations before Income Taxes and Equity in Net Earnings of Affiliates of $69.9 million. This benefit differed from the statutory federal income tax rate because of valuation allowances established on net operating loss carryforwards in the U.S. and certain international locations where the realization of such benefits is less likely than not.

In the first quarter of 1996, the Predecessor Company recognized an income tax benefit of $3.4 million on a Loss from Continuing Operations before Income Taxes and Equity in Net Earnings of Affiliates of $10.4 million. The Predecessor Company's effective income tax rate for both the three and six months ended July 1, 1995 was 44 percent.

NOTE 11 -- DISCONTINUED OPERATIONS

On August 7, 1996, the Company entered into an agreement to sell substantially all of the assets of the U.S. Timberlands/Wood Products business segment for $540 million plus payment for the value of transferred inventory. The sale, subject to certain conditions, is expected to close in the fourth quarter of 1996. Under the terms of the agreement for such sale, the Company and the buyer will upon the closing enter into a long-term supply agreement for the purchase by the Company of a majority of the Company's requirements for pine pulpwood and residual chips at its paper mill in West Monroe, Louisiana (the "West Monroe Mill"), as well as a portion of the Company's needs for hardwood pulpwood. The sale is subject to the consent of the lenders under the Facilities. The Company does not anticipate any significant gain or loss on the sale.

The operating results for the U.S. Timberlands/Wood Products business segment have been classified as discontinued operations for the three months ended June 29, 1996 in the Condensed Consolidated Statement of Operations. The assets and liabilities of discontinued operations have been classified in the Condensed Consolidated Balance Sheets as "Net assets of discontinued operations", and as of June 29, 1996, reflect the preliminary fair value of assets and liabilities of the U.S. Timberlands/Wood Products business segment. Discontinued operations have not been segregated in the Condensed Consolidated Statement of Cash Flows nor have they been reclassified as discontinued operations in the Predecessor Company's Condensed Consolidated Statement of Operations and Condensed Consolidated Balance Sheets.

Net sales and income from operations of the discontinued U.S. Timberlands/Wood Products business segment for the quarter ended June 29, 1996 were $34.7 million and $11.8 million, respectively.

The preliminary balance sheet data for the discontinued operations excludes certain assets and liabilities maintained at the corporate level. The following is a summary of the preliminary balance sheet data for the discontinued operations as of June 29, 1996:

                                    (In thousands of dollars)
- -------------------------------------------------------------
Current assets                                      $ 21,534
Noncurrent assets                                    527,000
- -------------------------------------------------------------
    Total assets                                     548,534
- -------------------------------------------------------------

Current liabilities                                    3,135
- -------------------------------------------------------------

Net assets of discontinued operations               $545,399
- -------------------------------------------------------------
- -------------------------------------------------------------


NOTE 12 -- PRO FORMA DATA

The following unaudited pro forma financial data has been prepared assuming that the Merger and related financings were consummated on January 1, 1995 and excluding the results of operations of the U.S. Timberlands/Wood Products business segment from all periods presented. In addition, the pro forma financial data excludes an adjustment to write-up inventory to fair value. This pro forma financial data is presented for informational purposes and is not necessarily indicative of the operating results that would have occurred had the Merger been consummated on January 1, 1995, nor is it necessarily indicative of future operations.

                                                          (In thousands of dollars)
                                  Three months          Six months        Three months         Six months
                                     ended                ended              ended               ended
                                  March 27,1996       June 29, 1996       July 1, 1995        July 1,1995
- -----------------------------------------------------------------------------------------------------------
Net Sales                         $251,128            $545,012            $317,631            $584,919

Net Loss                          $(43,576)           $(81,389)           $(15,296)           $(51,002)



NOTE 13 -- RELATED PARTY TRANSACTIONS

The Company receives certain management services provided by Clayton, Dubilier & Rice, Inc. ("CD&R"), an affiliate of an equity investor in the Company. Charges for such services totaled approximately $0.2 million for the quarterly period ended June 29, 1996, and were included in operating expenses in the Condensed Consolidated Statements of Operations. Additionally, the Company paid fees totaling approximately $15.4 million to CD&R and an affiliate of another equity investor in connection with the Merger and related financings.

NOTE 14 -- SUPPLEMENTAL CASH FLOW INFORMATION

Details of the Merger (see Note 1):           (In thousands of dollars)
- -----------------------------------------------------------------------
    Fair value of assets acquired                          $3,016,186
    Liabilities assumed                                     1,624,949
- -----------------------------------------------------------------------
    Cash paid                                               1,391,237
    Less, cash acquired                                        26,035
- -----------------------------------------------------------------------

    Net cash paid for acquisition                          $1,365,202
- -----------------------------------------------------------------------
- -----------------------------------------------------------------------

                          REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Directors
of Riverwood Holding, Inc.:

We have reviewed the condensed consolidated balance sheet of Riverwood Holding, Inc. and its subsidiaries as of June 29, 1996, and the related condensed consolidated statements of operations and cash flows for the three month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial data and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

The condensed consolidated statements of operations of Riverwood International Corporation for the three and six months ended July 1, 1995 were reviewed by other accountants whose report dated July 19, 1995, stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP


Atlanta, Georgia
August 7, 1996

                          REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Directors
of Riverwood International Corporation:

We have reviewed the condensed consolidated statements of operations and cash flows of Riverwood International Corporation ("RIC") and subsidiaries for the three month period ended March 27, 1996. These financial statements are the responsibility of RIC's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial data and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP


Atlanta, Georgia
May 2, 1996

ITEM 2.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
On March 27, 1996, Holding, through its wholly-owned subsidiaries, acquired all of the outstanding shares of common stock of RIC. On such date, Acquisition Corp. was merged into RIC. RIC, as the surviving corporation of the Merger, became a wholly-owned subsidiary of RIC Holding. On March 28, 1996, RIC transferred substantially all of its properties and assets to Riverwood, other than the capital stock of Riverwood, and RIC was merged into RIC Holding. Thereupon, Riverwood was renamed "Riverwood International Corporation." Upon consummation of the Subsequent Merger, RIC Holding, as the surviving corporation in the Subsequent Merger, became the parent company of Riverwood.

The Merger was accounted for as a purchase in accordance with APB Opinion No. 16, "Accounting for Business Combinations" ("APB 16"). The allocation of the purchase price and acquisition costs to the assets acquired and liabilities assumed is preliminary at June 29, 1996, and is subject to change pending finalization of appraisals and other studies of fair value and finalization of management's plans which may result in the recording of additional liabilities as part of the allocation of purchase price. Purchase accounting results in increased cost of sales, amortization and depreciation. Additionally, the new capital structure will result in higher interest expense reported in future periods. The condensed consolidated financial statements for periods prior to March 28, 1996 have been prepared on the historical cost basis using accounting principles that had been adopted by RIC. The Company's condensed consolidated balance sheet at June 29, 1996 is not comparable with the December 31, 1995 historical balance sheet of the Predecessor. As a result of purchase accounting and the effect of discontinued operations, operating results subsequent to the Merger are not comparable to the operating results prior to the Merger.

On August 7, 1996, the Company entered into an agreement to sell substantially all of the assets of the U.S. Timberlands/Wood Products business segment for $540 million plus payment for the value of transferred inventory. The sale, subject to certain conditions, is expected to close in the fourth quarter of 1996. Under the terms of the agreement for such sale, the Company and the buyer will upon the closing enter into a long-term supply agreement for the purchase by the Company of a majority of the West Monroe Mill's requirements for pine pulpwood and residual chips, as well as a portion of the Company's needs for hardwood pulpwood. The sale is subject to the consent of the lenders under the Facilities. There can be no assurance that the sale will be completed. The Company does not anticipate any significant gain or loss on the sale. The operating results for the U.S. Timberlands/Wood Products business segment have been classified as discontinued operations for the quarterly period ended June 29, 1996 in the Condensed Consolidated Statement of Operations. The assets and liabilities of discontinued operations have been classified in the Condensed Consolidated Balance Sheets as "Net assets of discontinued operations." Discontinued operations have not been segregated in the Condensed Consolidated Statement of Cash Flows nor have they been reclassified as discontinued operations in the Predecessor Company's Condensed Consolidated Statement of Operations and Condensed Consolidated Balance Sheets. See "- Financial Condition, Liquidity and Capital Resources."

Under the terms and definitions of the Senior Secured Credit Agreement and the indentures (the "Indentures") for the Notes, certain expenses and costs are excluded from the Company's (Loss) Income from Operations in determining EBITDA (as defined below), including amortization, depreciation or expenses associated with the write-up of inventory, fixed assets and intangible assets in accordance with APB 16 and APB Opinion No. 17, "Intangible Assets", collectively referred to as the "Purchased Asset Costs." During the quarter ended June 29, 1996, the Company's (Loss) Income from Operations and Income from Discontinued Operations included $38.0 million and $3.6 million, respectively, of Purchased Asset Costs, as follows (in thousands of dollars):

                                                      Coated                                    Total           Dis-
                                                       Board        Contain                     Continuing      continued
Description                                           System        -erboard      Corporate     Operations     Operations
- -------------------------------------------------------------------------------------------------------------------------
Cost of sales                                       $28,243        $(1,127)      $     --        $27,116         $2,728
Depreciation expense                                  9,483          1,267            (64)        10,686            844
Amortization of intangible assets                       195            (50)            23            168             --
- -------------------------------------------------------------------------------------------------------------------------
Net impact on income from operations                $37,921        $    90       $    (41)       $37,970         $3,572
- -------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------

GENERAL

The Company reports its results in two business segments: Coated Board System and Containerboard. Effective for the quarter ended June 29, 1996, the Company reports the U.S. Timberlands/Wood Products business segment as discontinued operations. The Coated Board System business segment includes the production and sale of coated board for packaging cartons from the paper mills in West Monroe, Louisiana; Macon, Georgia and Norrkoping, Sweden; converting operations at facilities in the United States, Australia and Europe; and the design, manufacture and installation of packaging machinery related to the assembly of beverage cartons. The Containerboard business segment includes the production and sale of linerboard, corrugating medium and kraft paper from paperboard mills in the United States. The discontinued U.S. Timberlands/Wood Products business segment includes timberlands and operations engaged in the supply of pulpwood to the West Monroe Mill from the Company's U.S. timberlands, as well as the manufacture and sale of lumber and plywood.

The table below sets forth Net Sales, (Loss) Income from Operations and earnings before interest, income taxes, depreciation, amortization, cost of timber harvested and certain non-cash items ("EBITDA"), calculated in accordance with definitions in the Senior Secured Credit Agreement and the Indentures and excluding Other Costs of the Predecessor Company ("Pro Forma EBITDA") (in thousands of dollars). The Company believes that EBITDA provides useful information regarding the Company's debt service ability, but should not be considered in isolation or as a substitute for the Condensed Consolidated Statement of Operations or cash flow data.

                                                        Company                     Predecessor
                                                    --------------   -------------------------------------------
                                                         Three          Three          Three            Six
                                                         Months         Months         Months          Months
                                                          Ended          Ended          Ended          Ended
                                                         June 29,       March 27,       July 1,        July 1,
                                                          1996            1996           1995           1995
                                                    --------------   -------------------------------------------
Net Sales (Segment Data):
    Coated Board System                                 $266,231       $234,608       $272,338       $490,628
    Containerboard                                        27,653         25,496         56,514        115,207
    U.S. Timberlands/Wood Products                         --            37,336         42,866         83,902
    Intersegment Eliminations                              --            (3,791)        (5,453)       (10,296)
                                                     -----------      ---------      ---------     ----------
Net Sales                                               $293,884       $293,649       $366,265       $679,441
                                                     -----------      ---------      ---------     ----------
                                                     -----------      ---------      ---------     ----------

(Loss) Income from Operations (Segment Data):
    Coated Board System                                 $ (7,144)      $ 24,638       $ 24,868       $ 40,254
    Containerboard                                        (6,751)        (5,955)        10,149         18,609
    U.S. Timberlands/Wood Products                          --           13,868         13,742         29,799
    Corporate and Eliminations                            (6,396)       (16,901)       (12,109)       (21,110)
                                                     -----------      ---------      ---------     ----------
(Loss) Income from Operations                           $(20,291)      $ 15,650       $ 36,650       $ 67,552
                                                     -----------      ---------      ---------     ----------
                                                     -----------      ---------      ---------     ----------

Pro Forma EBITDA (Segment Data):
    Coated Board System                                 $ 52,446       $ 47,174       $ 46,552      $  78,757
    Containerboard                                        (2,264)        (1,242)        17,477         31,361
    U.S. Timberlands/Wood Products                        18,059         16,766         16,656         34,879
    Corporate and Eliminations                            (4,277)        (6,565)        (4,624)       (11,869)
                                                     -----------      ---------      ---------     ----------
Pro Forma EBITDA                                        $ 63,964       $ 56,133       $ 76,061       $133,128
                                                     -----------      ---------      ---------     ----------
                                                     -----------      ---------      ---------     ----------


Included in Pro Forma EBITDA for the three months ended June 29, 1996 was an adjustment for certain non-cash items of $1.3 million.

Prior to March 28, 1996, the Predecessor Company incurred expenses associated with stock-based compensation plans, expenses related to RIC's review of strategic alternatives and provision for environmental reserves. These expenses were classified as Other Costs on the Condensed Consolidated Statement of Operations. Stock-based compensation expense was allocated to each of the business segments based upon the responsibility of the individuals holding or exercising the stock incentive benefits. During the three months ended March 27, 1996, $1.2 million, $0.1 million, $0.2 million and $0.8 million of stock-based compensation expense were allocated to the Coated Board System, Containerboard and U.S. Timberlands/Wood Products business segments and Corporate and Eliminations, respectively, as compared to $5.4 million, $1.8 million, $0.8 million and $4.2 million, respectively for the second quarter of 1995, and $6.6 million, $2.2 million, $0.9 million and $5.2 million, respectively, for the first six months of 1995. Expenses related to RIC's review of strategic alternatives and environmental reserves were included in Corporate and Eliminations for business segment reporting purposes.

The following is a discussion of the Company's results of operations. The discussion is based upon (a) the three month period ended June 29, 1996, exclusive of the net effect of Purchased Asset Costs made in this period, in comparison to the three month period ended July 1, 1995, exclusive of Other Costs and the U.S. Timberlands/Wood Products business segment results of operations and (b) the three month period ended June 29, 1996, exclusive of the net effect of Purchased Asset Costs made in this period, plus the three month period ended March 27, 1996, exclusive of Other Costs and the U.S. Timberlands/Wood Products business segment results of operations (the "six months ended June 29, 1996"), in comparison to the six months ended July 1, 1995, exclusive of Other Costs and the U.S. Timberlands/Wood Products business segment results of operations, as follows (in thousands of dollars):

                                                          Three Months Ended                            Six Months Ended
                                              -----------------------------------------    ----------------------------------------
                                                              % Increase                                  % Increase
                                                               (Decrease)                                  (Decrease)
                                               June 29,        From Prior     July 1,       June 29,       From Prior      July 1,
                                                 1996            Period        1995           1996            Period        1995
                                              -----------    -------------  -----------    ----------     ------------    ---------
Net Sales (Segment Data):
    Coated Board System                       $266,231           (2.2)      $272,338       $500,837            2.1       $490,662
    Containerboard                              27,653          (51.1)        56,514         53,149          (53.9)       115,207
                                             ---------                     ---------       --------                      --------
Net Sales                                      293,884          (10.6)       328,852        553,986           (8.6)       605,869
Cost of Sales                                  240,995           (6.5)       257,644        454,582           (5.7)       482,205
                                             ---------                     ---------       --------                      --------
Gross Profit                                    52,889          (25.7)        71,208         99,404          (19.6)       123,664
Selling, General and Administrative             31,631           (1.2)        32,027         62,228            1.2         61,478
Research, Development and Engineering            1,754          (24.5)         2,325          3,764          (38.9)         6,163
Other Expense, net                               1,825           41.5          1,289          3,055           (0.3)         3,063
                                             ---------                     ---------       --------                      --------
Income from Operations                       $  17,679          (50.3)     $  35,567       $ 30,357          (42.7)      $ 52,960
                                             ---------                     ---------       --------                      --------
                                             ---------                     ---------       --------                      --------

Income from Operations (Segment Data):
    Coated Board System                      $  30,777            1.8       $ 30,248       $ 56,658           21.0       $ 46,827
    Containerboard                              (6,661)            --         11,962        (12,496)            --         20,824
    Corporate and Eliminations                  (6,437)           3.1         (6,643)       (13,805)           6.0        (14,691)
                                             ---------                     ---------       --------                      --------
Income from Operations                       $  17,679          (50.3)      $ 35,567       $ 30,357          (42.7)      $ 52,960
                                             ---------                     ---------       --------                      --------
                                             ---------                     ---------       --------                      --------

RESULTS OF OPERATIONS
SECOND QUARTER 1996 COMPARED WITH SECOND QUARTER 1995

NET SALES

As a result of the factors described below, the Company's Net Sales in the second quarter of 1996 declined by $35.0 million, or 10.6 percent, compared with the second quarter of 1995. Net Sales in the Containerboard business segment decreased $28.9 million, or 51.1 percent, to $27.7 million in the second quarter of 1996 from $56.5 million in the second quarter of 1995, due principally to selling price and sales volume declines as a result of the significant decline in demand in containerboard markets worldwide that began in the latter part of 1995 and has continued throughout the second quarter of 1996. See "-First Six Months of 1996 Compared with First Six Months of 1995 "-Gross Profit" and "-Financial Condition, Liquidity and Capital Resources -- Cash Flows" for a further discussion of the Company's Containerboard business segment. Net Sales in the Coated Board System business segment decreased by $6.1 million in the second quarter of 1996, or 2.2 percent, to $266.2 million from $272.3 million in the second quarter of 1995, due primarily to decreased sales volume. The decrease in sales volume in the Coated Board System business segment was the result of an overall decline in demand in folding carton and worldwide coated board open markets and loss of volume to competitors due to substitution by customers of competing substrates for the Company's coated board in these markets due primarily to pricing pressures, production issues at the West Monroe Mill and other competitive factors. These decreases were offset somewhat by continued sales growth in the Company's domestic and worldwide integrated beverage markets.

GROSS PROFIT

As a result of the factors discussed below, the Company's Gross Profit for the second quarter of 1996 decreased $18.3 million, or 25.7 percent, to $52.9 million from $71.2 million in the second quarter of 1995. The Company's gross profit margin decreased to 18.0 percent for the second quarter of 1996 from 21.7 percent in the second quarter of 1995. In the Containerboard business segment, Gross Profit decreased $18.5 million in the second quarter of 1996 as compared to the second quarter of 1995 to a loss of $4.8 million. This decrease was due principally to selling price and sales volume declines resulting from the significant decline in demand in containerboard markets worldwide that began in the latter part of 1995 and has continued throughout the second quarter of 1996. Gross Profit in the Coated Board System business segment increased by $0.1 million, or 0.2 percent, to $58.3 million in the second quarter of 1996 as compared to $58.2 million in the second quarter of 1995, while its gross profit margin increased to 21.9 percent in the second quarter of 1996 from 21.4 percent in the second quarter of 1995. The gross profit margin was positively affected primarily by selling price increases in certain market channels combined with lower production costs primarily as a result of lower fiber costs, offset by a shift in sales mix to lower margin products.

PAPERBOARD PRODUCTION

Total tons of paperboard produced at the Company's U.S. mills for the second quarter of 1996 and 1995, were as follows:
         --------------------------------------------------------------
                                                 Three Months Ended
                                                (In Thousands of Tons)
                                                June 29,       July 1,
                                                  1996           1995
         --------------------------------------------------------------

         Coated Board                            246.2          237.9
         Containerboard                          104.7          124.0
         --------------------------------------------------------------
                                                 350.9          361.9
         --------------------------------------------------------------
         --------------------------------------------------------------



The Company's U.S. mill production of containerboard decreased approximately 19,300 tons in the second quarter of 1996 as compared to the same period of 1995 due to scheduled paper machine maintenance outages in the second quarter of 1996 that did not occur in 1995, lower paper machine productivity and a shift in production mix to coated board.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, General and Administrative expenses decreased $0.4 million, or 1.2 percent, to $31.6 million in the second quarter of 1996 as compared to $32.0 million in the second quarter of 1995, primarily due to a decrease in incentive compensation expenses.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, Development and Engineering expenses decreased by $0.6 million to $1.8 million.

OTHER EXPENSES, NET

Other Expenses, net, increased by approximately $0.5 million to $1.8 million.

INCOME FROM OPERATIONS

As a result of the above factors, the Company's Income from Operations in the second quarter of 1996 decreased by $17.9 million, or 50.3 percent, to $17.7 million from the second quarter of 1995, while the operating margin as a percent of Net Sales decreased to 6.0 percent from 10.8 percent. Income from Operations in the Containerboard business segment decreased $18.6 million to a loss of $6.7 million in the second quarter of 1996 from Income from Operations of $12.0 million in the second quarter of 1995, primarily as a result of the factors described above. Income from Operations in the Coated Board System business segment increased $0.6 million, or 1.8 percent, to $30.8 million in the second quarter of 1996 from $30.2 million in the second quarter of 1995, while the operating margin increased to 11.6 percent from 11.1 percent for the same periods, primarily as a result of the factors described above.

RESULTS OF OPERATIONS
FIRST SIX MONTHS OF 1996 COMPARED WITH FIRST SIX MONTHS OF 1995

NET SALES

 As a result of the factors described below, the Company's Net Sales in the first six months of 1996 decreased by $51.9 million, or 8.6 percent, compared with the first six months of 1995. Net Sales in the Containerboard business segment decreased $62.1 million, or 53.9 percent, to $53.1 million in the first six months of 1996 from $115.2 million in the first six months of 1995, due principally to selling price and sales volume declines as a result of the significant decline in demand in containerboard markets worldwide that began in the latter part of 1995 and has continued throughout the second quarter of 1996. See "-Gross Profit" and "-Financial Condition, Liquidity and Capital Resources - Cash Flows" for a further discussion of the Company's Containerboard business segment. Net Sales in the Coated Board System business segment increased by $10.1 million in the first six months of 1996, or 2.1 percent, to $500.8 million from $490.7 million in the first six months of 1995, due primarily to increased sales growth in the Company's domestic and international integrated beverage markets. This increase was offset somewhat by decreased sales volume as a result of an overall decline in demand in folding carton and worldwide coated board open markets and loss of volume to competitors due to substitution by customers of competing substrates for the Company's coated board in these markets due primarily to pricing pressures, production issues at the West Monroe Mill and other competitive factors.

GROSS PROFIT

As a result of the factors described below, the Company's Gross Profit for the first six months of 1996 decreased $24.3 million, or 19.6 percent, to $99.4 million from $123.7 million in the first six months of 1995. The Company's gross profit margin decreased to 17.9 percent for the first six months of 1996 from 20.4 percent in the first six months of 1995. In the Containerboard business segment, Gross Profit decreased $33.5 million in the first six months of 1996 as compared to the first six months of 1995 to a loss of $9.3 million. This decrease was due primarily to selling price and sales volume declines resulting from the significant decline in demand in containerboard markets worldwide that began in the latter part of 1995 and has continued throughout the first six months of 1996, and unabsorbed fixed costs at the West Monroe Mill as a result of 49 days of corrugated medium paper outages effected in order to correct imbalances in containerboard inventories in the first quarter of 1996. The unabsorbed fixed costs resulting from this machine outage reduced Gross Profit by approximately $2.7 million during the first quarter of 1996. This is a result of the significant decline in demand in worldwide containerboard markets that began in the latter part of 1995 and has continued throughout the first six months of 1996. Gross Profit in the Coated Board System business segment increased by $9.1 million, or 9.1 percent, to $109.5 million in the first six months of 1996 as compared to $100.4 million in the first six months of 1995, while its gross profit margin increased to 21.9 percent in the first six months of 1996 from 20.5 percent in the first six months of 1995. The increase in gross margin was principally due to selling price increases in certain market channels, combined with lower production cost, primarily as a result of lower fiber costs. These gross margin increases were offset somewhat by a shift in sales mix to lower margin products.

PAPERBOARD PRODUCTION

Total tons of paperboard produced at the Company's U.S. mills for the first six months of 1996 and 1995, were as follows:
         ----------------------------------------------------
                                          Six Months Ended
                                       (IN THOUSANDS OF TONS)
                                      June 29,        July 1,
                                        1996           1995
         ----------------------------------------------------

         Coated Board                  479.4          453.1
         Containerboard                195.0          257.8
         ----------------------------------------------------
                                       674.4          710.9
         ----------------------------------------------------
         ----------------------------------------------------

The Company's U.S. mill production of containerboard decreased approximately 62,800 tons in the first six months of 1996 as compared to the same period of 1995 due to scheduled paper machine maintenance outages combined with the medium paper machine outages in 1996 that did not occur in 1995, lower paper machine productivity and a shift in production mix to coated board.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, General and Administrative expenses increased approximately $0.7 million, or 1.2 percent, to $62.2 million for the six months ended June 29, 1996 as a result of increases in selling, marketing and administrative expenses to penetrate worldwide coated board markets which were somewhat offset by decreases in incentive compensation expenses.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, Development and Engineering expenses decreased by $2.4 million to $3.8 million, or 38.9 percent.

OTHER EXPENSES, NET

Other Expenses, net, remained constant at approximately $3.1 million in the first six months of 1996 and 1995.

INCOME FROM OPERATIONS

As a result of the above factors, the Company's Income from Operations in the first six months of 1996 decreased by $22.6 million, or 42.7 percent, to $30.4 million from the first six months of 1995, while the operating margin as a percent of Net Sales decreased to 5.5 percent from 8.7 percent. Income from Operations in the Containerboard business segment decreased $33.3 million to a loss of $12.5 million in the first six months of 1996 from income from operations of $20.8 million in the first six months of 1995, primarily as a result of the factors described above. Income from Operations in the Coated Board System business segment increased $9.9 million, or 21.0 percent, to $56.7 million in the first six months of 1996 from $46.8 million in the first six months of 1995, while the operating margin increased to 11.3 percent from 9.5 percent for the same periods, primarily as a result of the factors described above.

U.S. DOLLAR CURRENCY EXCHANGE RATES

Fluctuations in U.S. dollar currency exchange rates did not have a significant impact on Net Sales, Gross Profit, operating expenses or Income from Operations of the Company or any of its business segments during the second quarter and the first six months of 1996 as compared to the same periods of 1995.


INTEREST INCOME, INTEREST EXPENSE, INCOME TAXES AND DISCONTINUED OPERATIONS

INTEREST INCOME

Interest Income decreased $0.3 million and $0.8 million to $0.2 million and $0.6 million in the second quarter and the first six months of 1996, respectively, from the second quarter and the first six months of 1995, respectively, primarily as a result of lower average balances of cash and equivalents and marketable securities for the same periods in 1996 as compared to 1995.

INTEREST EXPENSE

Interest Expense increased $23.8 million and $23.9 million to $49.8 million and $76.2 million in the second quarter and the first six months of 1996, respectively, from the second quarter and the first six months of 1995, respectively, primarily as a result of the incremental indebtedness incurred in connection with the Merger.

INCOME TAX (BENEFIT) EXPENSE

During the three months ended June 29, 1996, the Company recognized an income tax benefit of $2.3 million, or 3.3 percent, on a Loss from Operations before Income Taxes and Equity in Net Earnings of Affiliates of $69.9 million. This benefit differed from the statutory federal income tax rate because of valuation allowances established on net operating loss carryforward tax assets in the U.S. and certain international locations where the realization of such benefits is less likely than not.

In the first quarter of 1996, the Predecessor Company recognized an income tax benefit of $3.4 million on a Loss from Operations before Income Taxes and Equity in Net Earnings of Affiliates of $10.4 million. The Predecessor Company's effective income tax rate for both the three and six months ended July 1, 1995 was 44 percent.

EQUITY IN NET EARNINGS OF AFFILIATEs

Equity in Net Earnings of Affiliates is comprised primarily of the Company's equity in net earnings of Igaras, an integrated containerboard producer located in Brazil, which produces linerboard and corrugating medium, which is accounted for under the equity method of accounting. Equity in Net Earnings of Affiliates, decreased $6.3 million and $9.1 million to $4.6 million and $9.5 million in the second quarter and the first six months of 1996, respectively, from the second quarter and the first six months of 1995, respectively, primarily as a result of the significant decline in containerboard markets worldwide.

DISCONTINUED OPERATIONS

On August 7, 1996, the Company entered into an agreement to sell substantially all of the assets of the U.S. Timberlands/Wood Products business segment for $540 million plus payment for the value of transferred inventory. The sale, subject to certain conditions, is expected to close in the fourth quarter of 1996. Under the terms of the agreement for such sale, the Company and the buyer will upon the closing enter into a long-term supply agreement for the purchase by the Company of a majority of the West Monroe Mill's requirements for pine pulpwood and residual chips, as well as a portion of the Company's needs for hardwood pulpwood. The sale is subject to the consent of the lenders under the Facilities. There can be no assurance that the sale will be completed. The Company does not anticipate any significant gain or loss on the sale.

The results of the U.S. Timberlands/Wood Products business segment are reported as discontinued operations effective for the three months ended June 29, 1996, and accordingly, the results of its operations are not included in the Company's Income from Continuing Operations in the Condensed Consolidated Statement of Operations for the three month period ended June 29, 1996. Net Sales in the U.S. Timberlands/Wood Products business segment decreased by $2.7 million, or
7.1 percent, and $5.3 million, or 7.2 percent, respectively, in the second quarter and first six months of 1996 when compared with the same periods of 1995, due principally to selling price declines in both lumber and plywood markets, as well as a sales volume decline in lumber markets. Excluding the effects of Purchased Asset Costs for the three months ended June 29, 1996, and excluding Other Costs for periods prior to the Merger, Income from Operations in the U.S. Timberlands/Wood Products business segment increased $1.1 million, or
7.3 percent, in the second quarter of 1996, and decreased $1.3 million, or 4.3 percent, in the first six months of 1996 when compared to the same periods of 1995, primarily as a result of selling price declines in both lumber and plywood markets and sales volume decline in lumber markets, offset by lower log costs in the second quarter of 1996.

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

CASH FLOWS

Cash and equivalents increased by approximately $15 million in the second quarter of 1996, primarily as a result of $1,497 million of net cash provided by financing activities, offset in part by $1,450 million and $32 million of net cash used in investing and operating activities, respectively. Cash used in investing activities related principally to the acquisition of RIC and to purchases of property, plant and equipment (see "-Liquidity and Capital Resources -- Capital Expenditures").

Depreciation, amortization and cost of timber harvested during the second quarter of 1996 totaled approximately $40 million.

The Company operates in a dynamic market environment, and its cash flows from its operations and EBITDA are affected by a number of significant business, economic and competitive factors. Although a number of components of the Company's business plan are developing as expected, these business, economic and competitive factors have negatively impacted several aspects of the Company's business, including sales volumes and selling prices in coated board open markets, beverage and folding carton operations, as well as the Company's Containerboard business segment. The Company's performance for the first six months of 1996 has fallen short of its business plan for 1996 which had anticipated substantial improvements over 1995 results.


The Company's cash flows from its operations and EBITDA are influenced by selling prices of its products and raw materials costs, and are subject to moderate seasonality with demand usually increasing in the spring and summer. The Company's Coated Board System business segment experiences seasonality principally due to the seasonality of its largest market, the worldwide multiple packaging beverage segment. Historically, the Company's Coated Board System business segment reports its strongest sales in the second and third quarters of the fiscal year driven by the seasonality of the Company's integrated beverage business. The Company's beverage carton products historically have experienced stable pricing while folding cartons and open market coated board have experienced some moderate cyclical pricing. The Company's coated board open markets are impacted by general market conditions and competition from competitor's coated board and other substrates, namely recycled clay coated news and solid bleached sulfate and internationally, white lined chip. The Company's folding carton and coated board open markets have been negatively impacted in part by a slower recovery of general economic conditions in European markets than expected. The Company's containerboard and wood products prices have experienced cyclicality and significant fluctuations. The Company's Containerboard business segment is impacted by the cyclical worldwide commodity paperboard markets. Average transaction selling prices for the Company's linerboard in the first six months of 1996 were below the average transaction selling prices at the end of 1995. In the event that the market for the Company's containerboard products experiences continued weakness and industry inventory levels were to increase as a result, the Company may consider effecting containerboard machine outages at its mills (in excess of outages taken to date) as the Company has done in the past in response to industry weakness and excess capacity. See "-Results of Operations First Six Months of 1996 Compared with First Six Months of 1995 -Gross Profit." The cost of recycled fiber used in the Company's paper board production has decreased in the first six months of
1996 from the end of fiscal year 1995.   The U.S. Timberlands/Wood Products
segment has experienced lower prices for plywood and lumber in the first six months of 1996 from the end of fiscal year 1995.

The Company continues to evaluate a number of programs that could result in improvements that could partially offset some of the weaknesses described above. However, no assurance can be given that any of these programs will be implemented, and, if implemented, that any of them will result in improved cash flows from operations and EBITDA.

LIQUIDITY AND CAPITAL RESOURCES

GENERALLY

The Company's liquidity needs arise primarily from debt service on the substantial indebtedness incurred in connection with the Merger and from the funding of its capital expenditures. As of June 29, 1996, the Company had outstanding approximately $2,039 million of indebtedness, consisting primarily of $650 million aggregate principal amount of the Notes, $1,150 million in term loan borrowings under the Term Loan Facility and additional amounts under the Revolving Facility, the Machinery Facility and other debt issues and facilities (see Note 6 to the condensed consolidated financial statements).

HISTORICAL FINANCING ARRANGEMENTS

With certain limited exceptions, the debt of RIC and its subsidiaries at the date of Merger was substantially refinanced or replaced in connection with the Merger. RIMI was party to sale and leaseback arrangements with respect to packaging machinery, under which RIMI sold and leased back certain of its packaging machinery, and then subleased them to customers. The Company has terminated such sale and leaseback arrangements and refinanced them with the new $140 million Machinery Facility.

DEBT SERVICE

Principal and interest payments under the Facilities and interest payments on the Notes represent significant liquidity requirements for the Company. With respect to the $1,150 million borrowed under the Term Loan Facility at June 29, 1996, the Company is scheduled to make principal payments of approximately $24 million in 1997, $71 million in 1998, $106 million in 1999, $129 million in 2000, $186 million in 2001, $243 million in 2002, $225 million in 2003 and $166 million
in 2004. These scheduled principal payments will be reduced in the event that the sale of substantially all of the assets of the U.S. Timberlands/Wood Products business segment is completed and, as the Company intends, a substantial portion of the proceeds therefrom are used to pay down the Term Loan Facility. The Revolving Facility will mature in March 2003 and the $140 million Machinery Facility will mature in March 2001, with all amounts then outstanding becoming due. The loans under the Facilities bear interest at floating rates based upon the interest rate option elected by the Company. The Senior Notes due 2006 and the Senior Subordinated Notes due 2008 bear interest at rates of 10 1/4% and 10 7/8%, respectively. As a result of the substantial indebtedness incurred in connection with the Merger, the Company's interest expense has increased and has had a greater proportionate impact on net income in comparison to pre-Merger periods.

The Company intends to use a substantial portion of the proceeds from the sale to repay the indebtedness under the Senior Secured Credit Facilities, with a correlating reduction in interest expense. There can be no assurance that the sale will be completed. The sale is subject to the consent of the lenders under the Facilities.

CAPITAL EXPENDITURES

In connection with the Merger, the Company acquired assets with a fair value of approximately $3,016 million (including cash of $26 million) and assumed liabilities of approximately $1,625 million.

Capital spending for the second quarter of 1996 was approximately $34 million and related primarily to increasing paper production efficiencies, increasing converting capacity and producing packaging machinery. Additionally, the Company purchased $47 million of packaging machinery and a converting press that were previously financed under operating lease arrangements. The remaining capital spending for fiscal 1996 is expected to relate principally to pulp mill modifications, the upgrading of the second paper machine at the Macon Mill from linerboard production to coated board production, packaging machinery, as well as maintenance and productivity expenditures.

FINANCING SOURCES AND CASH FLOWS

The amount under the Revolving Facility that remained undrawn as of June 29, 1996, was approximately $277 million, and is expected to be used to pay taxes and other remaining costs of the Merger of approximately $70 million and to meet future working capital and other business needs of the Company. In connection with the Merger, the Company terminated its then existing sale and leaseback arrangements with respect to packaging machinery and replaced them with the $140 million Machinery Facility, of which approximately $38 million was utilized at June 29, 1996. The Company's Australian bank lender agreed to keep its $37 million Australian revolving facility in place following the closing of the Subsequent Merger, and certain other debt and credit facilities existing prior to the Merger have been maintained as well. The Company anticipates pursuing additional working capital financing for its foreign operations as its needs may require, and possibly implementing a receivables securitization program.

The Company believes that cash generated from operations, together with amounts available under the Revolving Facility, the Machinery Facility and any other available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company's future operating performance, ability to service or refinance the Notes and to repay, extend or refinance the Facilities and ability to comply with the covenants and restrictions contained in the Credit Agreements and the Indentures will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control (see "Covenant Restrictions").

While Igaras has adequate liquidity, the Company shares control of Igaras with its joint venture partner and future dividend payments from Igaras, if any, would be subject to restrictions in the joint venture agreement and would reflect only the Company's remaining interest of 50%. Under the Igaras joint venture agreement, Igaras is required to pay dividends equal to at least 25% of its net profits. Due to currency fluctuations, inflation and changes in political and economic conditions, earnings from Brazilian operations have been subject to significant volatility. There can be no assurance that such volatility will not recur in the future.

COVENANT RESTRICTIONS

Under the Credit Agreements, the Company is required to comply with specified financial ratios and minimum tests, including minimum interest coverage ratios, maximum leverage ratios and minimum net worth tests. The Company anticipates that certain covenants under the Credit Agreements will be modified accordingly in the event that the sale of substantially all of the assets of the U.S. Timberlands/Wood Products business segment is completed. There can be no assurance that such sale will be completed.

The initial application of the interest coverage and leverage ratio covenants under the Credit Agreements is as of December 1996. The Company expects that it will be in compliance with the financial covenants under the Credit Agreements so long as the sale of substantially all of the assets of the U.S. Timberlands/Wood Products business segment is completed in the fourth quarter of 1996, whether or not the financial covenants are modified and assuming business conditions do not materially worsen. There can be no assurance that such sale will be completed. In the event that such sale is not so completed and the business, economic and competitive factors that have negatively impacted the Company's results of operations for the first six months of 1996 continue or worsen, there can be no assurance that the Company will be able to comply with these financial covenants as they are currently in effect.

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

The DEQ notified the Company by letters, dated December 19, 1995, that the Company may be liable for the remediation of the release or threat of release of hazardous substances at a wood treatment site in Shreveport, Louisiana, that the Company or its predecessor previously operated and a former oil refinery site in Caddo Parish, Louisiana, that the Company currently owns. The Company never operated the oil refinery. In response to these DEQ letters, the Company has provided additional information to the DEQ concerning these sites and has commenced its own evaluation of any claims and remediation liabilities for which
it may be responsible.   The Company received a letter from the DEQ dated May
20, 1996, requesting a plan for soil and groundwater sampling of the wood treatment site. The Company met with the DEQ on July 18, 1996, and agreed to submit a soil sampling plan to the DEQ by September 18, 1996.

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

RELATING TO THE MERGER

U.S. TAXES

Pursuant to an election under section 338(h)(10) of the Internal Revenue Code, the Merger will be treated for income tax purposes as a taxable sale of the assets of RIC and a taxable sale of the assets of RIC's subsidiaries to which such election applies. As a result, following the Merger the tax basis of the assets of the Company will be substantially equal to the fair market value thereof, and the excess of the Merger consideration, the Company's liabilities and capitalizable acquisition costs over the fair market value of those assets will be deductible over 15 years for federal income tax purposes. Such amortization deductions and increased depreciation and other deductions resulting from the fair market value tax basis of those assets, together with deductions for interest on indebtedness and certain other expenses incurred in connection with the Merger, are expected to reduce the Company's future taxable income.

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

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report (other than the financial statements and other statements of historical fact), including, without limitation, statements as to management's expectations and belief presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements. Forward-looking statements are made based upon management's expectations and belief concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. There are certain important factors that could cause actual results to differ materially from estimates reflected in such forward-looking statements, including changes in the level of sales volume of coated board for beverage cartons and folding cartons, as well as for containerboard, in the U.S. and abroad, changes in selling prices of the products of the Company or its competitors, the Company's ability to realize cost savings from productivity improvements and changes in the market for raw materials which could impact the Company's production costs. For a discussion of additional significant factors that impact the Company's operations, see "--Financial Condition, Liquidity and Capital Resources -- Cash Flows".

While the Company periodically reassesses material trends and uncertainties affecting the Company's results of operations and financial condition in connection with its preparation of management's discussion and analysis of results of operations and financial condition contained in its quarterly and annual reports, the Company does not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

                             PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

Not applicable

ITEM 2.  CHANGES IN SECURITIES.

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

As of April 3, 1996, the stockholders of Holding approved the sale of Holding Common Stock and the grant of options to purchase Holding Common Stock to, and the terms of employment agreements of, approximately 105 executives and other key management employees.

ITEM 5.  OTHER INFORMATION.

Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.
    Not applicable.

(b) Reports on Form 8-K.
    Form 8-K dated March 27, 1996, and filed with the Securities and Exchange Commission on April 11, 1996, regarding the Merger.

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      RIVERWOOD HOLDING, INC.
                                  ---------------------------------------------
                                      (Registrant)


Date:    August 12, 1996               By:  /s/  Bill H. Chastain
                                           ------------------------------------
                                                 Bill H. Chastain
                                                 Secretary


Date:    August 12, 1996               By:  /s/  James O. Egan
                                           ------------------------------------
                                                 James O. Egan
                                                 Senior Vice President and
                                                 Chief Financial Officer