Form 10-Q
period 1996-09-28
RIVERWOOD HOLDING INC
filed 1996-11-08
CIK 886239

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 28, 1996

                                          OR

             [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________________ to _________________


    Commission file number 1-11113

                                 RIVERWOOD HOLDING, INC.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

         Delaware                                     58-2205241
-----------------------------------         -----------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                  Identification No.)


                                   1013 Centre Road
                                      Suite 350
                              Wilmington, Delaware 19805
--------------------------------------------------------------------------------
                       (Address of principal executive offices)
                                      (Zip Code)

                       c/o Riverwood International Corporation
                                    (770) 644-3000
--------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
                 (Former name, former address and former fiscal year,
                            if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No          .
    -----           -----

    At November 6, 1996 there were 7,111,900 shares and 500,000 shares of the registrant's Class A and Class B common stock, respectively, outstanding.

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

                               RIVERWOOD HOLDING, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                (THOUSANDS OF DOLLARS)
                                     (UNAUDITED)

ON MARCH 27, 1996, HOLDING, THROUGH ITS WHOLLY-OWNED SUBSIDIARY RIC HOLDING, ACQUIRED ALL OF THE OUTSTANDING SHARES OF COMMON STOCK OF RIC. THE PURCHASE METHOD OF ACCOUNTING WAS USED TO RECORD ASSETS ACQUIRED AND LIABILITIES ASSUMED BY HOLDING. THE ALLOCATION OF THE PURCHASE PRICE AND ACQUISITION COSTS TO THE ASSETS ACQUIRED AND LIABILITIES ASSUMED IS PRELIMINARY AT SEPTEMBER 28, 1996 AND IS SUBJECT TO CHANGE PENDING FINALIZATION OF APPRAISALS AND OTHER STUDIES OF FAIR VALUE AND FINALIZATION OF MANAGEMENT'S PLANS WHICH MAY RESULT IN THE RECORDING OF ADDITIONAL LIABILITIES AS PART OF THE ALLOCATION OF THE PURCHASE PRICE. AS A RESULT OF PURCHASE ACCOUNTING AND DISCONTINUED OPERATIONS (SEE NOTE
11), THE ACCOMPANYING FINANCIAL STATEMENTS OF THE PREDECESSOR AND THE COMPANY ARE NOT COMPARABLE IN ALL MATERIAL RESPECTS SINCE THE FINANCIAL STATEMENTS REPORT FINANCIAL POSITION, RESULTS OF OPERATIONS AND CASH FLOWS OF THESE TWO SEPARATE ENTITIES. THE CONDENSED CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1995 WAS DERIVED FROM COMPLETE AUDITED FINANCIAL STATEMENTS.




                                                                          Company                 Predecessor
                                                                          -------                 -----------
                                                                        September 28,             December 31,
ASSETS                                                                     1996                       1995
--------------------------------------------------------------------------------------------------------------------
Current Assets
    Cash and equivalents                                                $     16,507              $    35,870
    Marketable securities, at cost (approximates market)                         792                    1,375
    Receivables, net of allowances                                           186,838                  187,621
    Inventories                                                              224,567                  193,703
    Prepaid expenses                                                          11,338                   23,229
    Deferred tax assets                                                        3,102                   18,754
    Net assets of discontinued operations                                    548,310                      -
--------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                         991,454                  460,552

Property, Plant and Equipment, net of accumulated
     depreciation of $55,656 in 1996 and $475,897 in 1995                  1,649,898                1,227,203
Timber and Timberlands, less cost of timber harvested                            -                    238,887
Investments in Net Assets of Equity Affiliates                               135,326                  119,592
Other Assets                                                                 395,789                  155,094
--------------------------------------------------------------------------------------------------------------------
Total Assets                                                            $  3,172,467              $ 2,201,328
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------


LIABILITIES
--------------------------------------------------------------------------------------------------------------------
Current Liabilities
    Short-term debt                                                     $      8,398              $    60,692
    Accounts payable                                                         124,329                  114,293
    Compensation and employee benefits                                        51,989                   56,495
    Income taxes                                                              37,337                    4,688
    Other accrued liabilities                                                106,337                   58,384
--------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                    328,390                  294,552

Long-Term Debt, less current portion                                       2,048,757                1,041,221
Long-Term Debt to Affiliate                                                      -                     12,573
Deferred Income Taxes                                                         26,801                  232,195
Other Noncurrent Liabilities                                                  79,947                   58,477
--------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                          2,483,895                1,639,018
--------------------------------------------------------------------------------------------------------------------

Contingencies and Commitments (Note 8)

STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------
Preferred Stock                                                                  -                        -
Common Stock                                                                      76                      657
Capital in Excess of Par Value                                               761,068                  526,814
(Accumulated Deficit) Retained Earnings                                      (77,427)                  45,309
Cumulative Currency Translation Adjustment                                     4,855                  (10,470)
--------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                   688,572                  562,310
--------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                              $  3,172,467              $ 2,201,328
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------



See Notes to Condensed Consolidated Financial Statements.

                               RIVERWOOD HOLDING, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (THOUSANDS OF DOLLARS)
                                     (UNAUDITED)

ON MARCH 27, 1996, HOLDING, THROUGH ITS WHOLLY-OWNED SUBSIDIARY RIC HOLDING, ACQUIRED ALL OF THE OUTSTANDING SHARES OF COMMON STOCK OF RIC. THE PURCHASE METHOD OF ACCOUNTING WAS USED TO RECORD ASSETS ACQUIRED AND LIABILITIES ASSUMED BY HOLDING. THE ALLOCATION OF THE PURCHASE PRICE AND ACQUISITION COSTS TO THE ASSETS ACQUIRED AND LIABILITIES ASSUMED IS PRELIMINARY AT SEPTEMBER 28, 1996 AND IS SUBJECT TO CHANGE PENDING FINALIZATION OF APPRAISALS AND OTHER STUDIES OF FAIR VALUE AND FINALIZATION OF MANAGEMENT'S PLANS WHICH MAY RESULT IN THE RECORDING OF ADDITIONAL LIABILITIES AS PART OF THE ALLOCATION OF THE PURCHASE PRICE. AS A RESULT OF PURCHASE ACCOUNTING AND DISCONTINUED OPERATIONS (SEE NOTE
11), THE ACCOMPANYING FINANCIAL STATEMENTS OF THE PREDECESSOR AND THE COMPANY ARE NOT COMPARABLE IN ALL MATERIAL RESPECTS SINCE THE FINANCIAL STATEMENTS REPORT FINANCIAL POSITION, RESULTS OF OPERATIONS AND CASH FLOWS OF THESE TWO SEPARATE ENTITIES.






                                                    COMPANY                                         PREDECESSOR
                                         --------------------------------------  ------------------------------------------------
                                            Three months      Six months         Three months        Three months   Nine months
                                              ended             ended               ended                ended          ended
                                         September 28, 1996  September 28, 1996  March 27, 1996    Sept. 30, 1995  Sept. 30, 1995
---------------------------------------------------------------------------------------------------------------------------------
Net Sales                                    $ 291,645        585,529            $ 293,649           $ 342,219         $1,021,660
Cost of Sales                                  250,148        528,946              232,701             266,024            790,495
Selling, General and Administrative             31,854         63,485               30,936              31,936             94,809
Research, Development and Engineering            2,506          4,260                2,031               2,016              8,226
Other Costs                                        -              -                 11,114               3,582             19,717
Other Expenses, net                              3,677          5,669                1,217                 345              2,545
---------------------------------------------------------------------------------------------------------------------------------

Income (Loss) from Operations                    3,460        (16,831)              15,650              38,316            105,868
Interest Income                                    373            599                  329                 330              1,717
Interest Expense                                51,385        101,227               26,392              25,703             78,011
---------------------------------------------------------------------------------------------------------------------------------

(Loss) Income from Continuing
   Operations before Income
   Taxes and Equity in Net Earnings
    of Affiliates                              (47,552)      (117,459)             (10,413)             12,943             29,574
Income Tax Expense (Benefit)                       916         (1,356)              (3,436)              5,696             13,013
---------------------------------------------------------------------------------------------------------------------------------

(Loss) Income from Continuing
   Operations before Equity in
   Net Earnings of Affiliates                  (48,468)      (116,103)              (6,977)              7,247             16,561
Equity in Net Earnings of Affiliates             5,678         10,300                4,927               9,384             28,037
---------------------------------------------------------------------------------------------------------------------------------

(Loss) Income from Continuing Operations       (42,790)      (105,803)              (2,050)             16,631             44,598
Income from Discontinued Operations, net
    of tax of $0                                16,623         28,376                  -                   -                  -
---------------------------------------------------------------------------------------------------------------------------------

Net (Loss) Income                            $ (26,167)     $ (77,427)           $  (2,050)         $   16,631        $    44,598
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------


See Notes to Condensed Consolidated Financial Statements.

                               RIVERWOOD HOLDING, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                (THOUSANDS OF DOLLARS)
                                     (UNAUDITED)

ON MARCH 27, 1996, HOLDING, THROUGH ITS WHOLLY-OWNED SUBSIDIARY RIC HOLDING, ACQUIRED ALL OF THE OUTSTANDING SHARES OF COMMON STOCK OF RIC. THE PURCHASE METHOD OF ACCOUNTING WAS USED TO RECORD ASSETS ACQUIRED AND LIABILITIES ASSUMED BY HOLDING. THE ALLOCATION OF THE PURCHASE PRICE AND ACQUISITION COSTS TO THE ASSETS ACQUIRED AND LIABILITIES ASSUMED IS PRELIMINARY AT SEPTEMBER 28, 1996 AND IS SUBJECT TO CHANGE PENDING FINALIZATION OF APPRAISALS AND OTHER STUDIES OF FAIR VALUE AND FINALIZATION OF MANAGEMENT'S PLANS WHICH MAY RESULT IN THE RECORDING OF ADDITIONAL LIABILITIES AS PART OF THE ALLOCATION OF THE PURCHASE PRICE. AS A RESULT OF PURCHASE ACCOUNTING AND DISCONTINUED OPERATIONS (SEE NOTE
11), THE ACCOMPANYING FINANCIAL STATEMENTS OF THE PREDECESSOR AND THE COMPANY ARE NOT COMPARABLE IN ALL MATERIAL RESPECTS SINCE THE FINANCIAL STATEMENTS REPORT FINANCIAL POSITION,
RESULTS OF OPERATIONS AND CASH FLOWS OF THESE TWO
SEPARATE ENTITIES.




                                                                       COMPANY                       PREDECESSOR
                                                                ---------------------   ------------------------------------
                                                                      Six months        Three months         Nine months
                                                                        ended              ended                ended
                                                                  September 28,1996     March 27,1996    September 30, 1995
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net (Loss) Income                                                    $  (77,427)         $   (2,050)           $ 44,598
Noncash Items Included in Net (Loss) Income:
    Depreciation, amortization and cost of timber harvested              73,528              24,438              67,875
    Write-up of inventories                                              28,423                 -                   -
    Deferred income taxes                                                (3,101)             (3,574)             (4,849)
    Pension, postemployment and postretirement
      expense, net of benefits paid                                       1,113               1,861              (1,348)
    Equity in net earnings of affiliates, net of dividends               (8,284)             (4,927)            (24,032)
    Amortization of debt issuance costs                                   8,045                 619               2,025
    Other                                                                   -                (2,350)               (806)
(Increase) Decrease in Current Assets,
    net of effects  from the Merger:
    Receivables                                                         (16,660)             14,737             (38,764)
    Inventories                                                          (4,824)            (14,659)            (33,773)
    Prepaid expenses                                                      3,262               8,298                  (3)
(Decrease) Increase in Current Liabilities,
    net of effects from the Merger:
    Accounts payable                                                    (13,518)             18,182              11,867
    Compensation and employee benefits                                   (4,084)            (10,248)              9,400
    Income taxes                                                         (4,426)             (3,343)             (8,760)
    Other accrued liabilities                                            17,811              12,360              30,755
Decrease in Other Noncurrent Liabilities                                 (4,063)             (2,569)             (2,273)
-------------------------------------------------------------------------------------------------------------------------
Net Cash (Used in) Provided by Operating Activities                      (4,205)             36,775              51,912
-------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
Acquisition of RIC, net of cash acquired                             (1,365,202)                -                   -
Purchases of Property, Plant and Equipment                              (74,369)            (44,074)           (118,802)
Acquisition of equipment previously leased
    under operating leases                                              (46,742)                -                   -
Proceeds from maturity of marketable securities                             167                 439               2,630
Proceeds from Sales of Assets                                             3,214                 623              14,988
Increase in Other Assets                                                (12,260)             (8,004)             (2,557)
-------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                (1,495,192)            (51,016)           (103,741)
-------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
Issuance of Debt                                                      1,848,215              12,669                 -
Increase in Debt Issuance Costs                                         (92,820)                -                   -
Net increase (decrease) in Notes Payable                                146,909              (3,000)            (13,000)
Proceeds from Issuance of Common Stock                                  761,143                 838               2,556
Payments on Debt                                                        (30,244)             (2,833)             (5,181)
Predecessor Debt Paid at Merger                                      (1,118,461)                -                   -
Dividends                                                                   -                (2,630)             (7,878)
-------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                   1,514,742               5,044             (23,503)
-------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                                   1,161                (638)                135
-------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Equivalents                          16,506              (9,835)            (75,197)
Cash and Equivalents at Beginning of Period                                   1              35,870             117,712
-------------------------------------------------------------------------------------------------------------------------
Cash and Equivalents at End of Period                               $    16,507             $26,035         $   42,515
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------


See Notes to Condensed Consolidated Financial Statements.

                               RIVERWOOD HOLDING, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

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

Holding and its subsidiaries conducted no significant business other than in connection with the Merger and related transactions through March 27, 1996. The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that the Predecessor interim condensed financial statements be read in conjunction with the Predecessor's most recent audited financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, except for purchase accounting adjustments discussed herein, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996.

In connection with the Merger, the purchase method of accounting was used to establish and record a new cost basis for the assets acquired and liabilities assumed. The allocation of the purchase price and acquisition costs to the assets acquired and liabilities assumed is preliminary at September 28, 1996, and is subject to change pending finalization of appraisals and other studies of fair value and finalization of management's plans which may result in the recording of additional liabilities as part of the allocation of the purchase price. The difference between the purchase price and the preliminary fair market values of the assets acquired and liabilities assumed was recorded as goodwill.

The preliminary allocation of the $1,365.2 million net cash paid for the acquisition is summarized as follows (in millions of dollars):

         Current assets.................................  $   443.6
         Property, plant and equipment..................    2,138.4
         Intangible assets..............................      293.8
         Other noncurrent assets........................      135.6
         Liabilities.....................................  (1,646.2)
                                                           --------
         Total...........................................  $1,365.2
                                                           --------
                                                           --------

The condensed consolidated financial statements presented herein for the periods prior to March 28, 1996, represent the Predecessor's financial position, results of operations and cash flows prior to the Merger and, consequently, are stated on the Predecessor's historical cost basis. The consolidated financial statements as of September 28, 1996, and for the three and six months then ended, reflect the adjustments which were made to record the Merger. Accordingly, the financial statements of the Predecessor for periods prior to March 28, 1996 are not comparable in all material respects with the financial statements subsequent to the Merger date. The most significant differences relate to amounts recorded for inventory, property, plant and equipment, intangibles and debt which resulted in increased cost of sales, amortization, depreciation and interest expense in the three and six months ended September 28, 1996 and in future periods.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a summary of the Company's significant accounting policies, please refer to the Company's report on Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended June 29, 1996. For a summary of RIC's significant accounting policies, please refer to RIC's annual report filed with the Securities and Exchange Commission under Form 10-K for the year ended December 31, 1995.

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.


NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost or market. The cost of inventories is determined principally on the first-in, first-out ("FIFO") basis. In addition, average cost is used to determine the cost of certain U.S. inventories.

The major classes of inventories were as follows:

                                              (In thousands of dollars)
                                          Company             Predecessor
                                        -------------        -------------
                                        September 28,         December 31,
                                            1996                  1995
---------------------------------------------------------------------------
Finished goods                            $ 99,358              $ 67,336
Work-in-process                             15,301                19,941
Raw materials                               68,723                61,298
Supplies                                    41,185                45,128
--------------------------------------------------------------------------
                                          $224,567              $193,703
--------------------------------------------------------------------------
--------------------------------------------------------------------------

At December 31, 1995, the cost of the Predecessor's inventory balances was determined based on the last-in first-out (LIFO) method, resulting in a LIFO reserve of approximately $29.4 million. In connection with the Merger, the Company adjusted its inventory balances to estimated fair value which resulted in the elimination of the Predecessor's LIFO reserve and a write up of the acquired inventory to a value which exceeded the Predecessor's FIFO cost. The initial estimated write up of inventory as reported in the second quarter of 1996 was approximately $40.1 million. In the third quarter of 1996, the Company adjusted its estimates of fair value of inventories acquired in the Merger by $4.2 million and reclassified $8.4 million of capital spare parts from inventories to other assets. The result of these adjustments and reclassification was to reduce the fair value write-up of inventories by approximately $12.6 million to a value of approximately $27.5 million above the Predecessor's FIFO cost. The write-up to inventory is being charged to cost of sales as the inventory on hand at March 27, 1996 is sold. Approximately $25.7 million of this fair value write-up of inventories was charged to cost of sales during the six months ended September 28, 1996. During the third quarter of 1996, the Company recognized a net credit to cost of sales of approximately $1.4 million, resulting from refinements to the estimated fair value of inventories at the Merger date.

As it relates to discontinued operations (see Note 11), the Company wrote up its acquired inventory to a value of $2.7 million above the Predecessor's FIFO cost. Such write-up was charged to cost of sales during the second quarter of 1996 as the inventory on hand at March 27, 1996 was sold during that quarter.

NOTE 4 - INVESTMENTS IN NET ASSETS OF EQUITY AFFILIATES

The Company has investments in affiliates that are accounted for using the equity method of accounting. The only significant investment is the Company's 50 percent investment in Igaras Papeis e Embalagens S.A. ("Igaras").

The following represents the summarized income statement information for Igaras, of which the Company recognizes 50 percent in its results of operations:




                                                                (In thousands of dollars)
                                                    Company                                       Predecessor
                                       -----------------------------------    -----------------------------------------------------
                                        Three months        Six months         Three months       Three months         Nine months
                                           ended              ended                ended              ended               ended
                                       Sept. 28, 1996     Sept. 28, 1996     March 27, 1996       Sept. 30, 1995    Sept. 30, 1995
-----------------------------------------------------------------------------------------------------------------------------------
Net Sales                               $ 58,458            $115,206             $59,573            $ 68,651           $ 212,159
Cost of Sales                             38,675              76,613              39,127              34,527             102,051
-----------------------------------------------------------------------------------------------------------------------------------

Gross Profit                            $ 19,783          $   38,593             $20,446            $ 34,124           $ 110,108
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

Income from Operations                  $ 14,885            $ 27,935             $14,275            $ 27,786          $   89,507
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

Net Income                              $ 11,309           $  20,066             $10,249            $ 18,765          $   56,070
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------


The Company received net dividends from its investments in affiliates that are accounted for using the equity method of accounting totaling $0.7 million, $2.1 million, $0, $1.9 million and $3.4 million for the three and six months ended September 28, 1996, the three months ended March 27, 1996 and September 30, 1995 and the nine months ended September 30, 1995, respectively.


NOTE 5 - INTANGIBLE ASSETS

Other Assets included intangible assets as follows:
                                                   (In thousands of dollars)
                                                 Company           Predecessor
                                                 -------          -------------
                                               September 28,       December 31,
                                                    1996               1995
--------------------------------------------------------------------------------
Goodwill                                       $   246,824             $74,225
Patents, licenses,
   and trademarks                                   46,929               9,827
Other                                                  -                 5,765
--------------------------------------------------------------------------------
                                                   293,753              89,817

Less, accumulated amortization                       4,611              19,462
--------------------------------------------------------------------------------

Total                                          $   289,142             $70,355
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


In accordance with APB 16, the Company refined certain preliminary estimates of fair value of assets acquired and liabilities assumed in the Merger, with a corresponding increase to goodwill of approximately $12.6 million during the third quarter of 1996.


NOTE 6 - LONG-TERM DEBT

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

Prior to the sale of substantially all of the assets of the U.S. Timberlands/Wood Products business segment (see Note 11), consent to the sale was obtained from the lenders under the Credit Agreements. The Company has applied $400.0 million of the sale proceeds to repay term loans under the Term Loan Facility, including approximately $375.0 million of tranche "A" term loans, approximately $18.4 million of tranche "B" term loans and approximately $6.6 million of tranche "C" term loans. Scheduled term loan principal payments under the Term Loan Facility have been reduced to reflect this application of proceeds.

Annual term loan amortization requirements under the Term Loan Facility prior to the application of such sales proceeds (the original amortization requirements) and subsequent to the application of such sale proceeds (the revised amortization requirements) are as follows (in thousands of dollars):

                             Original Amortization    Revised Amortization
                                      Requirements            Requirements
                        ----------------------------------------------------
1997                                  $     23,700             $       988

1998                                        71,055                   2,969

1999                                       106,060                  28,006

2000                                       128,810                  80,222

2001                                       186,085                 124,731

Thereafter                                 634,290                 513,084
                        ----------------------------------------------------

Total                                  $ 1,150,000              $  750,000
                        ----------------------------------------------------
                        ----------------------------------------------------

The Company has applied the remaining sale proceeds to outstanding revolving credit borrowings under the Revolving Credit Facility. This application of proceeds did not involve any revolving credit commitment reduction and resulted in revolving credit availability of approximately $350 million as of October 18, 1996.

Also, in connection with the sale of substantially all of the assets of the U.S. Timberlands/Wood Products business segment (see Note 11), financial and other covenants in the Company's Credit Agreements have been modified to reflect the sale as well as the Company's financial results and current market and operating conditions. Covenant modifications under the Credit Agreements included the addition of a minimum EBITDA requirement, the elimination of a maximum leverage ratio, the reduction of the interest coverage ratio, the reduction of minimum consolidated net worth requirements, the reduction in capital expenditure limits and a reduction in management stock repurchase limits.

The Revolving Facility will mature in March 2003 and the Machinery Facility will mature in March 2001, with all amounts then outstanding becoming due. The loans under the Facilities bear interest at floating rates based upon the interest rate option elected by the Company. The Senior Notes due 2006 and the Senior Subordinated Notes due 2008 bear interest at rates of 10 1/4% and 10 7/8%, respectively.

The Company uses interest rate swap and cap agreements to convert or cap a portion of its variable rate Term Loan Facility to a fixed rate in order to reduce the impact of interest rate changes on future income. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense related to the debt. At September 28, 1996, the Company had interest rate swap agreements (with a notional amount of $250 million under which the Company will pay fixed rates of 6.0675 percent to 6.375 percent and receive three-month LIBOR) and 7.0 percent, three-month LIBOR cap agreements (with a notional amount of $400 million) that expire through November 30, 1998.

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


NOTE 7 - COMMON STOCK

On March 27, 1996, Holding completed an offering of 7,500,000 shares of common stock of Holding ("Holding Common Stock") to certain institutional investors for $750 million. Holding has commenced an offering of Holding Common Stock to certain members of management and key employees (the "Management Investors") of the Company. As of September 28, 1996, the Company had issued 111,900 shares of Holding Common Stock to Management Investors for $11.2 million.

On June 4, 1996, the Management Investors received a total of 296,550 non-qualified options to purchase additional shares of Holding Common Stock for $100 per share (the "Stock Options"). Of these Stock Options, 223,800 options vest over a five-year period and 72,750 options vest upon achievement of certain financial goals or on December 4, 2005, whichever occurs first. As of September 28, 1996, no Stock Options had vested. In accordance with the provisions of Statement of Financial Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", the Company accounts for these Stock Options in accordance with APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES."


NOTE 8 - CONTINGENCIES AND COMMITMENTS

The Company is committed to compliance with all applicable laws and regulations. Environmental law is, however, dynamic rather than static. As a result, costs, which are unforeseeable at this time, may be incurred when new laws are enacted, and when environmental agencies promulgate or revise rules and regulations. In late 1993, the U.S. Environmental Protection Agency (the "EPA") proposed regulations (generally referred to as the "cluster rules") that would mandate more stringent controls on air and water discharges from the United States pulp and paper mills. The Company expects, based on information presently available from the EPA, that the cluster rules may be finally promulgated in 1997. The Company estimates the capital spending that may be required to comply with the cluster rules could reach $40 million to be spent over a three-year period beginning in 1997.

The Louisiana Department of Environmental Quality ("DEQ") has notified the Company by letter, dated December 19, 1995, that the Company may be liable for the remediation of the release or threat of release of hazardous substances at a wood treatment site in Shreveport, Louisiana, that the Company or its predecessor previously operated and a former oil refinery site in Caddo Parish, Louisiana, that the Company currently owns. The Company never operated the refinery. In response to these DEQ letters, the Company has provided additional information to the DEQ concerning these sites and has commenced its own evaluation of any claims and remediation liabilities for which it may be responsible. The Company received a letter from the DEQ dated May 20, 1996, requesting a plan for soil and groundwater sampling of the wood treatment site. The Company first met with the DEQ on July 18, 1996 and then submitted a soil sampling plan to the DEQ. On September 6, 1996, the Company received from the DEQ a letter requesting remediation of the former oil refinery site in Caddo Parish, Louisiana. The Company will meet with the DEQ in November 1996 to discuss this letter.

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


NOTE 9 - OTHER COSTS

Other Costs incurred by the Predecessor Company include expenses associated with stock-based compensation plans, expenses related to RIC's review of strategic alternatives and provision for environmental reserves.


NOTE 10 - INCOME TAXES

During the six months ended September 28, 1996, the Company recognized an income tax benefit of $1.4 million on a Loss from Continuing Operations before Income Taxes and Equity in Net Earnings of Affiliates of $117.5 million. This benefit differed from the statutory federal income tax rate because of valuation allowances established on net operating loss carryforwards in the U.S. and certain international locations where the realization of such benefits is less likely than not.

In the first quarter of 1996, the Predecessor Company recognized an income tax benefit of $3.4 million on a Loss from Continuing Operations before Income Taxes and Equity in Net Earnings of Affiliates of $10.4 million. The Predecessor Company's effective income tax rate for both the three and nine months ended September 30, 1995 was 44 percent.


NOTE 11 - DISCONTINUED OPERATIONS

On October 18, 1996, the Company sold substantially all of the assets of the U.S. Timberlands/Wood Products business segment for cash of approximately $550 million (subject to certain postclosing adjustments). In addition, the buyer assumed certain specified preclosing liabilities. Under the terms of the agreement for such sale, the Company and the buyer entered into a long-term supply agreement for the purchase by the Company, at market-based prices, of a majority of the Company's requirements for pine pulpwood and residual chips at its paper mill in West Monroe, Louisiana (the "West Monroe Mill"), as well as a portion of the Company's needs for hardwood pulpwood at the West Monroe Mill. The Company does not anticipate any significant gain or loss on the sale.

The operating results for the U.S. Timberlands/Wood Products business segment have been classified as discontinued operations for the three and six months ended September 28, 1996 in the Condensed Consolidated Statements of Operations. The assets and liabilities of discontinued operations have been classified in the Condensed Consolidated Balance Sheets as "Net assets of discontinued operations," and as of September 28, 1996, reflect the preliminary fair value of assets and liabilities of the U.S. Timberlands/Wood Products business segment. Discontinued operations have not been segregated in the Condensed Consolidated Statements of Cash Flows nor have they been reclassified as discontinued operations in the Predecessor Company's Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets.

Net sales of the discontinued U.S. Timberlands/Wood Products business segment for the three and six months ended September 28, 1996 were $36.7 million and $71.5 million, respectively, and income from operations for the same periods were $17.8 million and $29.4 million, respectively.

The preliminary balance sheet data for the discontinued operations excludes certain assets and liabilities maintained at the corporate level. The following is a summary of the preliminary balance sheet data for the discontinued operations as of September 28, 1996:
                                                      (In thousands of dollars)
              -----------------------------------------------------------------
              Current assets                                  $  21,291
              Noncurrent                                        542,809
              -----------------------------------------------------------------
                  Total assets                                  564,100
              -----------------------------------------------------------------

              Current liabilities                                15,790
              -----------------------------------------------------------------

              Net assets of discontinued operations           $ 548,310
              -----------------------------------------------------------------
              -----------------------------------------------------------------

NOTE 12 - PRO FORMA DATA

The following unaudited pro forma financial data has been prepared assuming that the Merger and related financings were consummated on January 1, 1995 and excluding the results of operations of the U.S. Timberlands/Wood Products business segment from all periods presented. In addition, the pro forma financial data excludes the effect on earnings of the write-up of inventory to fair value in connection with purchase accounting. This pro forma financial data is presented for informational purposes and is not necessarily indicative of the operating results that would have occurred had the Merger been consummated on January 1, 1995, nor is it necessarily indicative of future operations.


                                                                                  (In thousands of dollars)
                             Three months          Six months         Three months         Three months           Nine months
                                ended                 ended               ended                ended                 ended
                         September 28, 1996    September 28, 1996     March 27, 1996     September 30, 1995    September 30, 1995
---------------------------------------------------------------------------------------------------------------------------------
Net Sales                     $291,645              $836,657             $251,128             $300,323              $885,242

Net Loss                      $(44,211)             $(82,024)            $(43,576)            $ (7,533)             $(54,535)



NOTE 13 - RELATED PARTY TRANSACTIONS

The Company receives certain management services provided by Clayton, Dubilier & Rice, Inc. ("CD&R"), an affiliate of an equity investor in the Company. Charges for such services, including reimbursement of expenses, totaled approximately $0.3 million and $0.5 million for the three and six month periods ended September 28, 1996, respectively, and were included in operating expenses in the Condensed Consolidated Statements of Operations. Additionally, the Company paid fees totaling approximately $15.4 million to CD&R and an affiliate of another equity investor in connection with the Merger and related financing.


NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

   Details of the Merger (see Note 1):               (In thousands of dollars)
   ---------------------------------------------------------------------------
    Fair value of assets acquired                                 $3,037,406
    Liabilities assumed                                            1,646,169
     -------------------------------------------------------------------------

    Cash paid                                                      1,391,237
    Less, cash acquired                                               26,035
     -------------------------------------------------------------------------

    Net cash paid for acquisition                                 $1,365,202
     -------------------------------------------------------------------------
     -------------------------------------------------------------------------

                          REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Directors
of Riverwood Holding, Inc.:

We have reviewed the condensed consolidated balance sheet of Riverwood Holding, Inc. and its subsidiaries as of September 28, 1996, and the related condensed consolidated statements of operations for the three and six month periods then ended and cash flows for the six month period then ended. These financial statements are the responsibility of the Company's management.

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

The condensed consolidated statements of operations of Riverwood International Corporation for the three and nine months ended September 30, 1995 and the condensed statements of cash flows for the nine months ended September 25, 1995 were reviewed by other accountants whose report dated October 18, 1995, stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP


Atlanta, Georgia
November 6, 1996

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

The Merger was accounted for as a purchase in accordance with APB 16. The allocation of the purchase price and acquisition costs to the assets acquired and liabilities assumed is preliminary at September 28, 1996, and is subject to change pending finalization of appraisals and other studies of fair value and finalization of management's plans which may result in the recording of additional liabilities as part of the allocation of purchase price. Purchase accounting results in increased cost of sales, amortization and depreciation. Additionally, the new capital structure has resulted and will continue to result in higher reported interest expense. The condensed consolidated financial statements for periods prior to March 28, 1996 have been prepared on the historical cost basis using accounting principles that had been adopted by RIC. The Company's condensed consolidated balance sheet at September 28, 1996 is not comparable with the December 31, 1995 historical balance sheet of the Predecessor. As a result of purchase accounting and the effect of discontinued operations, operating results subsequent to the Merger are not comparable to the operating results prior to the Merger.

On October 18, 1996, the Company sold substantially all of the assets of the U.S. Timberlands/Wood Products business segment for cash of approximately $550 million (subject to certain postclosing adjustments). In addition, the buyer assumed certain specified preclosing liabilities. Under the terms of the agreement for such sale, the Company and the buyer entered into a long-term supply agreement for the purchase by the Company, at market-based prices, of a majority of the West Monroe Mill's requirements for pine pulpwood and residual chips, as well as a portion of the Company's needs for hardwood pulpwood at the West Monroe Mill. The Company does not anticipate any significant gain or loss on the sale. The operating results for the U.S. Timberlands/Wood Products business segment have been classified as discontinued operations for the three and six month periods ended September 28, 1996 in the Condensed Consolidated Statements of Operations. The assets and liabilities of discontinued operations as of September 28, 1996 have been classified in the Condensed Consolidated Balance Sheets as "Net assets of discontinued operations." Discontinued operations have not been segregated in the Condensed Consolidated Statements of Cash Flows nor have they been reclassified as discontinued operations in the Predecessor Company's Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets. See "- Financial Condition, Liquidity and Capital Resources."

Under the terms and definitions of the Senior Secured Credit Agreement and the indentures (the "Indentures") for the Notes, certain expenses and costs are excluded from the Company's (Loss) Income from Operations in determining EBITDA (as defined below), including amortization, depreciation or expenses associated with the write-up of inventory, fixed assets and intangible assets in accordance with APB 16 and APB Opinion No. 17, "INTANGIBLE ASSETS", collectively referred to as the "Purchased Asset Costs." In accordance with APB 16, the Company refined certain preliminary estimates of fair value of assets acquired and liabilities assumed in the Merger, with a corresponding increase to goodwill of approximately $12.6 million during the third quarter of 1996. During the three and six month periods ended September 28, 1996, the Company's (Loss) Income from Operations and Income from Discontinued Operations included Purchased Asset Costs as follows (in thousands of dollars):


                                                          Three month period ended September 28, 1996

                                       Coated                              Total           Dis-
                                       Board     Container-                Continuing      continued
Description                            System       board    Corporate     Operations      Operations
---------------------------------------------------------------------------------------------------------
Cost of sales                          $(742)    $  (679)  $      -       $(1,421)       $      -

Depreciation expense                   5,731         743           43       6,517             1,138

Amortization of intangible assets      1,093         (43)          44       1,094               -
---------------------------------------------------------------------------------------------------------

Net impact on income from operations  $ 6,082    $    21   $       87     $ 6,190            $1,138
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------



                                                                                Six month period ended September 28, 1996
                                            COATED                                          TOTAL             DIS-
                                            BOARD          CONTAINER-                       CONTINUING        CONTINUED
DESCRIPTION                                SYSTEM           BOARD         CORPORATE        OPERATIONS        OPERATIONS
--------------------------------------------------------------------------------------------------------------------------
Cost of sales                             $27,501         $ (1,806)         $   -            $25,695           $2,728

Depreciation expense                       15,214            2,010              (21)          17,203            1,982

Amortization of intangible assets           1,288              (93)              67            1,262              -
--------------------------------------------------------------------------------------------------------------------------

Net impact on income from operations      $44,003         $    111          $    46          $44,160           $4,710
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------


GENERAL
The Company reports its results in two business segments: Coated Board System and Containerboard. Beginning in the quarter ended June 29, 1996 and continuing through the quarter ending September 28, 1996, the Company reports the U.S. Timberlands/Wood Products business segment as discontinued operations. The Coated Board System business segment includes the production and sale of coated board for packaging cartons from the paper mills in West Monroe, Louisiana; Macon, Georgia and Norrkoping, Sweden; converting operations at facilities in the United States, Australia and Europe; and the design, manufacture and installation of packaging machinery related to the assembly of beverage cartons. The Containerboard business segment includes the production and sale of linerboard, corrugating medium and kraft paper from paperboard mills in the United States. The discontinued U.S. Timberlands/Wood Products business segment includes timberlands and operations engaged in the supply of pulpwood to the West Monroe Mill from the Company's U.S. timberlands, as well as the manufacture and sale of lumber and plywood.

The table below sets forth Net Sales, Income (Loss) from Operations and earnings before interest, income taxes, depreciation, amortization, cost of timber harvested and certain non-cash items ("EBITDA"), calculated in accordance with definitions in the Senior Secured Credit Agreement and the Indentures and excluding Other Costs of the Predecessor Company ("Pro Forma EBITDA") (in thousands of dollars). The Company believes that EBITDA provides useful information regarding the Company's debt service ability, but should not be considered in isolation or as a substitute for the Condensed Consolidated Statement of Operations or cash flow data.



                                                       Company                                 Predecessor
                                            -------------------------------------------------------------------------------
                                               Three             Six             Three            Three             Nine
                                               Months           Months           Months           Months           Months
                                               Ended            Ended            Ended            Ended            Ended
                                              Sept. 28,        Sept. 28,        March 27,        Sept. 30,        Sept. 30,
                                                1996             1996             1996             1995             1995
                                            -------------------------------------------------------------------------------
Net Sales (Segment Data):
    Coated Board System                      $ 252,293        $ 518,524         $234,608         $273,223       $  763,851
    Containerboard                              39,352           67,005           25,496           33,559          148,766
    U.S. Timberlands/Wood Products                 -                -             37,336           38,450          122,352
    Intersegment Eliminations                      -                -             (3,791)          (3,013)         (13,309)
                                             ---------         --------         --------         --------         --------
Net Sales                                     $291,645        $ 585,529         $293,649         $342,219       $1,021,660
                                             ---------         --------         --------         --------         --------
                                             ---------         --------         --------         --------         --------


Income (Loss) from Operations
 (Segment Data):
    Coated Board System                     $   20,911     $     13,767         $ 24,638         $ 37,058       $   77,312
    Containerboard                             (12,141)         (18,892)          (5,955)             592           19,201
    U.S. Timberlands/Wood Products                 -                -             13,868            8,619           38,418
    Corporate and Eliminations                  (5,310)         (11,706)         (16,901)          (7,953)         (29,063)
                                             ---------         --------         --------         --------         --------
Income (Loss) from Operations               $    3,460        $ (16,831)        $ 15,650        $  38,316      $   105,868
                                             ---------         --------         --------         --------         --------
                                             ---------         --------         --------         --------         --------

Pro Forma EBITDA (Segment Data):
    Coated Board System                       $ 44,862         $ 97,308         $ 47,174      $    51,036      $   129,793
    Containerboard                              (7,398)          (9,662)          (1,242)           5,162           36,523
    U.S. Timberlands/Wood Products              21,315           39,374           16,766            9,663           44,542
    Corporate and Eliminations                  (4,018)          (8,295)          (6,565)          (4,233)         (16,102)
                                             ---------         --------         --------         --------         --------
Pro Forma EBITDA                              $ 54,761         $118,725         $ 56,133         $ 61,628         $194,756
                                             ---------         --------         --------         --------         --------
                                             ---------         --------         --------         --------         --------


Included in Pro Forma EBITDA for the three and six months ended September 28, 1996 was an adjustment for certain non-cash items of $1.9 million and $3.2 million, respectively.

Prior to March 28, 1996, the Predecessor Company incurred expenses associated with stock-based compensation plans, expenses related to RIC's review of strategic alternatives and provision for environmental reserves. These expenses were classified as Other Costs on the Condensed Consolidated Statement of Operations. Stock-based compensation expense was allocated to each of the business segments based upon the responsibility of the individuals holding or exercising the stock incentive benefits. During the three months ended March 27, 1996, $1.2 million, $0.1 million, $0.2 million and $0.8 million of stock-based compensation expense were allocated to the Coated Board System, Containerboard and U.S. Timberlands/Wood Products business segments and Corporate and Eliminations, respectively, as compared to $1.2 million, $0.4 million, $0.2 million and $1.8 million, respectively for the third quarter of 1995, and $7.8 million, $2.6 million, $1.1 million and $8.2 million, respectively, for the nine months ended September 30, 1995. Expenses related to RIC's review of strategic alternatives and environmental reserves were included in Corporate and Eliminations for business segment reporting purposes.

BUSINESS TRENDS AND INITIATIVES

The Company's cash flow from operations and EBITDA are influenced by selling prices for its products and raw material costs, and are affected by a number of significant business, economic and competitive factors. Many of these factors are not within the Company's control. Historically, in the Coated Board System business segment, the Company has experienced stable pricing for its integrated beverage carton products, and moderately cyclical pricing for its folding carton and open market coated board products. The Company's open market coated board sales are affected by competition from competitors' coated board and other substrates - solid bleached sulfate (SBS), recycled clay coated news (CNN) and, internationally, white lined chip - as well as by general market conditions. In the Containerboard business segment, conditions in the cyclical worldwide commodity paperboard markets have a substantial impact on the Company's containerboard sales.

The Company's financial performance for the first nine months of 1996 has fallen short of its business plan for 1996, which had anticipated substantial improvements over 1995 results. Although raw material costs for paperboard generally remained stable or decreased in the 1996 nine-month period versus the comparable 1995 period, a number of factors had a substantial negative impact on paperboard sales volumes and prices. In the Coated Board System business segment, the Company's open market coated board sales volume in 1996 is substantially below 1995 due to a combination of factors. First, overall market softness arose as SBS prices dropped, bringing down coated board pricing as well. Open market prices fell more rapidly than they had historically, and delays in lowering the Company's selling prices resulted in a loss of certain customer accounts. Second, product quality problems arising from production issues at the West Monroe mill also resulted in a loss of certain accounts or applications. The Company's folding carton and coated board open market sales have also been negatively impacted in part by a slower than expected recovery of general market conditions in European markets. The Company believes that it has addressed and corrected the West Monroe production issues and, as discussed below, is implementing longer term initiatives designed to rebuild the Company's open market coated board sales volumes, which continue to be substantially below the levels initially planned for 1996. However, weakness in coated board open markets, including depressed prices, has continued through the third quarter, and the Company believes it is likely to continue for certain markets, particularly Europe, for at least the remainder of 1996.

In the Containerboard business segment, the Company's results were adversely affected by declines in market pricing that began in the latter part of 1995 and have continued through the third quarter of 1996. Average transaction selling prices for the Company's containerboard in the first nine months of 1996 were below average transaction prices at the end of 1995. The Company also shifted production from coated board to containerboard in the third quarter of 1996 to correct imbalances in coated board inventory levels due to softness in worldwide coated board open markets. This action resulted in increased containerboard sales volumes but had a negative impact on the Company's results because of depressed containerboard selling prices. The Company anticipates that it may produce approximately 40,000 tons of containerboard on coated board machines during the fourth quarter of 1996. Several major containerboard producers have announced selling price increases of $30 per ton for the fourth quarter, although there can be no assurance as to when or to what extent market price levels may recover. In the event that the containerboard market experiences continued weakness and industry inventory levels were to increase as a result, the Company may consider effecting containerboard machine outages at its mills, as it has in the past in response to industry weakness and excess capacity.
See "- Results of Operations First Nine Months of 1996 Compared with First
Nine Months of 1995 - Gross Profit."

The Company intends to pursue a number of long term initiatives designed to improve productivity and profitability while continuing to implement its Coated Board System business strategy. First, the Company is taking actions to rebuild open market coated board sales volumes. The Company has established key account relationships with a number of major independent converters, involving multi-year commitments by the Company to supply a significant portion of these customers' requirements for coated board. The Company is also undertaking a comprehensive, long-term marketing initiative aimed at potential new folding carton applications of coated board, which has met some initial success. Second, the Company is undertaking a profit center-oriented reorganization of its operations, designed to focus on profitability and to reevaluate its commitment of assets to unprofitable business sectors, and to provide greater control over costs and revenues, as well as managerial autonomy and accountability. A major initial project currently underway is the reorganization of the Company's North American packaging operations into three business units, each of which will be a separate profit center serving a different customer segment. Third, the Company expects to pursue a number of cost saving measures, including reorganizing operations to remove duplication and excess overhead, and streamlining and consolidating international and other operations. Finally, the Company is taking actions to reevaluate and reduce planned capital expenditures, and to reduce inventory levels, as well as consider the sale of surplus assets. There can be no assurance, however, that any of these business initiatives can be successfully implemented or will result in improved cash flows from operations and EBITDA.

RESULTS OF OPERATIONS

The following is a discussion of the Company's results of operations. The discussion is based upon (a) the three month period ended September 28, 1996, exclusive of the net effect of Purchased Asset Costs made in this period, in comparison to the three month period ended September 30, 1995, exclusive of Other Costs and the U.S. Timberlands/Wood Products business segment results of operations and (b) the six month period ended September 28, 1996, exclusive of the net effect of Purchased Asset Costs made in this period, plus the three month period ended March 27, 1996, exclusive of Other Costs and the U.S. Timberlands/Wood Products business segment results of operations (the "nine months ended September 28, 1996"), in comparison to the nine months ended September 30, 1995, exclusive of Other Costs and the U.S. Timberlands/Wood Products business segment results of operations, as follows (in thousands of dollars):




                                                                    Three Months Ended                  Nine Months Ended
                                                             ------------------------------   -----------------------------------
                                                                        % Increase                         % Increase
                                                                         (Decrease)                        (Decrease)
                                                              Sept. 28,  From Prior Sept. 30,  Sept. 28,    From Prior   Sept. 30,
                                                                1996      Period      1995       1996         Period       1995
                                                             ---------  ---------- --------   ---------    ----------   ---------
Net Sales (Segment Data):
    Coated Board System                                      $252,293      (7.7)   $273,223    $753,133       (1.4)     $763,884
    Containerboard                                             39,352      17.3      33,559      92,501      (37.8)      148,766
                                                              -------               -------     -------                  -------
Net Sales                                                     291,645      (4.9)    306,782     845,634       (7.3)      912,650
Cost of Sales                                                 246,993       3.4     238,975     701,575       (2.7)      721,179
                                                              -------               -------     -------                  -------
Gross Profit                                                   44,652     (34.1)     67,807     144,059      (24.8)      191,471
Selling, General and Administrative                            31,931       2.1      31,268      94,159        1.5        92,746
Research, Development and Engineering                           2,505      25.6       1,995       6,269      (23.2)        8,158
Other Expense, net                                                566     (60.7)      1,439       3,624      (19.5)        4,502
                                                              -------               -------     -------                  -------
Income from Operations                                        $ 9,650     (70.9)    $33,105     $40,007      (53.5)      $86,065
                                                              -------               -------     -------                  -------
                                                              -------               -------     -------                  -------


Income from Operations (Segment Data):
    Coated Board System                                       $26,993     (29.5)    $38,290     $83,651       (1.7)      $85,117
    Containerboard                                            (12,120)      -         1,007     (24,616)       -          21,831
    Corporate                                                  (5,223)     15.6      (6,192)    (19,028)       8.9       (20,883)
                                                              -------               -------     -------                  -------
Income from Operations                                        $ 9,650     (70.9)    $33,105     $40,007      (53.5)      $86,065
                                                              -------               -------     -------                  -------
                                                              -------               -------     -------                  -------


THIRD QUARTER 1996 COMPARED WITH THIRD QUARTER 1995

PAPERBOARD PRODUCTION

Total tons of paperboard produced at the Company's U.S. mills for the third quarter of 1996 and 1995, were as follows:

              ------------------------------------------------------
                                            Three Months Ended
                                            (IN THOUSANDS OF TONS)
                                   September 28,  September 30,
                                       1996           1995
              ------------------------------------------------------

                Coated Board           207.7          251.7
                Containerboard         141.2          113.6
              ------------------------------------------------------

                                       348.9          365.3
              ------------------------------------------------------
              ------------------------------------------------------

The Company's U.S. mill production of containerboard increased by approximately 27,600 tons, while its production of coated board decreased by approximately 44,000 tons in the third quarter of 1996 as compared to the same period in 1995. During the third quarter of 1996, the Company produced approximately 33,000 tons of linerboard on coated board paper machines. This shift in production is a result of the Company's efforts to produce and sell more linerboard than coated board during the third quarter of 1996 to correct imbalances in the coated board inventory levels due to softness in the worldwide coated board open markets.

NET SALES

As a result of the factors described below, the Company's Net Sales in the third quarter of 1996 declined by $15.1 million, or 4.9 percent, compared with the third quarter of 1995. Net Sales in the Coated Board System business segment decreased by $20.9 million in the third quarter of 1996, or 7.7 percent, to $252.3 million from $273.2 million in the third quarter of 1995, due primarily to decreased sales volume in worldwide coated board open markets by approximately 34,000 tons, or 29 percent, as well as lower sales volume in folding carton markets and lower selling prices in U.S. coated board open markets. These decreases were offset somewhat by continued sales growth in the Company's domestic and worldwide integrated beverage markets as well as selling price increases in U.S. integrated beverage markets. Net Sales in the Containerboard business segment increased $5.8 million, or 17.3 percent, to $39.4 million in the third quarter of 1996 from $33.6 million in the third quarter of 1995, due to an increase in containerboard sales volume in the third quarter of 1996 as a result of the Company's efforts to produce and sell more linerboard due to the softness in the worldwide coated board open markets. The increase in the containerboard sales volumes were offset somewhat by a decrease in selling prices as a result of the significant decline in containerboard markets worldwide that began in the latter part of 1995 and has continued into the third quarter of 1996. The Company's transaction prices for linerboard in the third quarter of 1996 ranged from approximately $310 to $330 per ton as compared to approximately $470 to $490 per ton in third quarter of 1995 and $420 to $440 per ton at the end of fiscal 1995. See "-First Nine Months of 1996 Compared with First Nine Months of 1995 - Gross Profit" and "-Financial Condition, Liquidity and Capital Resources - Cash Flows" for a further discussion of the Company's Containerboard business segment.

GROSS PROFIT

As a result of the factors discussed below, the Company's Gross Profit for the third quarter of 1996 decreased $23.1 million, or 34.1 percent, to $44.7 million from $67.8 million in the third quarter of 1995. The Company's gross profit margin decreased to 15.3 percent for the third quarter of 1996 from 22.1 percent in the third quarter of 1995. In the Containerboard business segment, Gross Profit decreased $12.6 million in the third quarter of 1996 as compared to the third quarter of 1995 to a loss of $9.9 million. This decrease was due principally to sales volume increases as a result of the Company's efforts to produce and sell more containerboard. These volumes were sold at selling prices below production costs resulting from the significant decline in containerboard selling prices that began in the latter part of 1995 and has continued into the third quarter of 1996. Gross Profit in the Coated Board System business segment decreased by $10.6 million, or 16.2 percent, to $54.9 million in the third quarter of 1996 as compared to $65.5 million in the third quarter of 1995, while that segment's gross profit margin decreased to 21.8 percent in the third quarter of 1996 from 24.0 percent in the third quarter of 1995. The decrease in the gross profit margin resulted principally from a shift in sales from coated board open markets to lower margin U.S. integrated beverage products combined with increased production costs in certain international folding carton markets and lower selling prices in U.S. coated board open markets. These factors were offset somewhat by selling price increases in U.S. domestic integrated beverage markets.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, General and Administrative expenses increased $0.6 million, or 2.1 percent, to $31.9 million in the third quarter of 1996 as compared to $31.3 million in the third quarter of 1995.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, Development and Engineering expenses increased by $0.5 million to $2.5 million.

OTHER EXPENSES, NET

Other Expenses, net, decreased by approximately $0.9 million to $0.6 million.

INCOME FROM OPERATIONS

As a result of the above factors, the Company's Income from Operations in the third quarter of 1996 decreased by $23.5 million, or 70.9 percent, to $9.6 million from $33.1 million in the third quarter of 1995, while the operating margin as a percent of Net Sales decreased to 3.3 percent from 10.8 percent. Income from Operations in the Containerboard business segment decreased $13.1 million to a loss of $12.1 million in the third quarter of 1996 from Income from Operations of $1.0 million in the third quarter of 1995, primarily as a result of the factors described above. Income from Operations in the Coated Board System business segment decreased $11.3 million, or 29.5 percent, to $27.0 million in the third quarter of 1996 from $38.3 million in the third quarter of 1995, while the operating margin decreased to 10.7 percent from 14.0 percent for the same periods, primarily as a result of the factors described above.

FIRST NINE MONTHS OF 1996 COMPARED WITH FIRST NINE MONTHS OF 1995

PAPERBOARD PRODUCTION

Total tons of paperboard produced at the Company's U.S. mills for the first nine months of 1996 and 1995, were as follows:

              -------------------------------------------------------
                                            Nine Months Ended
                                            (IN THOUSANDS OF TONS)
                                        September 28,   September 30,
                                            1996            1995
              -------------------------------------------------------

                Coated Board                687.1          704.8
                Containerboard              336.2          371.4
              -------------------------------------------------------

                                          1,023.3        1,076.2
              -------------------------------------------------------
              -------------------------------------------------------


The Company's U.S. mill production of containerboard decreased approximately 35,200 tons, while the production of coated board decreased by approximately 17,700 tons in the first nine months of 1996 as compared to the same period of 1995. The decrease in containerboard production resulted from scheduled paper machine maintenance outages combined with the medium paper machine outages in 1996 that did not occur in 1995, which were offset somewhat by the increase in linerboard production in the third quarter of 1996 as a result of the Company's efforts to produce and sell more linerboard than coated board to correct imbalances in the coated board inventory levels due to softness in the worldwide coated board open markets.

NET SALES

As a result of the factors described below, the Company's Net Sales in the first nine months of 1996 decreased by $67.0 million, or 7.3 percent, compared with the first nine months of 1995. Net Sales in the Containerboard business segment decreased $56.3 million, or 37.8 percent, to $92.5 million in the first nine months of 1996 from $148.8 million in the first nine months of 1995, due principally to selling price and sales volume declines as a result of the significant decline in containerboard markets worldwide that began in the latter part of 1995 and has continued throughout the third quarter of 1996. See "-Gross Profit" and "-Financial Condition, Liquidity and Capital Resources - Cash Flows" for a further discussion of the Company's Containerboard business segment. Net Sales in the Coated Board System business segment decreased by $10.8 million in the first nine months of 1996, or 1.4 percent, to $753.1 million from $763.9 million in the first nine months of 1995, due primarily to decreased sales volume as a result of an overall decline in demand in folding carton and worldwide coated board open markets, and loss of volume to competitors due to substitution by customers of competing substrates for the Company's coated board in these markets due primarily to pricing pressures, production issues at the West Monroe Mill and other competitive factors. These decreases were offset somewhat by increased sales growth in the Company's integrated beverage markets and selling price increases in U.S. domestic integrated beverage markets.

GROSS PROFIT

As a result of the factors described below, the Company's Gross Profit for the first nine months of 1996 decreased $47.4 million, or 24.8 percent, to $144.1 million from $191.5 million in the first nine months of 1995. The Company's gross profit margin decreased to 17.0 percent for the first nine months of 1996 from 21.0 percent in the first nine months of 1995. In the Containerboard business segment, Gross Profit decreased $46.1 million in the first nine months of 1996 as compared to the first nine months of 1995 to a loss of $19.1 million. This decrease was due primarily to selling price and sales volume declines resulting from the significant decline in containerboard markets worldwide that began in the latter part of 1995 and has continued throughout the first nine months of 1996, as well as unabsorbed fixed costs at the West Monroe Mill as a result of corrugating medium paper outages effected in order to correct imbalances in containerboard inventories in the first quarter of 1996. Gross Profit in the Coated Board System business segment decreased by $1.5 million, or 0.9 percent, to $164.4 million in the first nine months of 1996 as compared to $165.9 million in the first nine months of 1995, while its gross profit margin increased to 21.8 percent in the first nine months of 1996 from 21.7 percent in the first nine months of 1995. The increase in the gross profit margin resulted primarily from selling price increases in U.S. domestic integrated beverage markets, offset by overall weakness in coated board open markets, a shift in sales mix to lower margin products and increased production costs in certain international folding carton markets.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, General and Administrative expenses increased approximately $1.4 million, or 1.5 percent, to $94.2 million for the nine months ended September 28, 1996 as a result of increases in selling, marketing and administrative expenses to penetrate worldwide coated board markets which were somewhat offset by a decrease in incentive compensation expenses.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, Development and Engineering expenses decreased by approximately $1.9 million, or 23.2 percent, to $6.3 million.

OTHER EXPENSES, NET

Other Expenses, net, decreased by approximately $0.9 million in the first nine months of 1996 as compared to the same period of 1995.

INCOME FROM OPERATIONS

As a result of the above factors, the Company's Income from Operations in the first nine months of 1996 decreased by $46.1 million, or 53.5 percent, to $40.0 million from the first nine months of 1995, while the operating margin as a percent of Net Sales decreased to 4.7 percent from 9.4 percent. Income from Operations in the Containerboard business segment decreased $46.4 million to a loss of $24.6 million in the first nine months of 1996 from Income from Operations of $21.8 million in the first nine months of 1995, primarily as a result of the factors described above. Income from Operations in the Coated Board System business segment decreased $1.4 million, or 1.7 percent, to $83.7 million in the first nine months of 1996 from $85.1 million in the first nine months of 1995, while the operating margin remained constant at 11.1 percent for both periods, primarily as a result of the factors described above.

U.S. DOLLAR CURRENCY EXCHANGE RATES

Fluctuations in U.S. dollar currency exchange rates did not have a significant impact on Net Sales, Gross Profit, operating expenses or Income from Operations of the Company or any of its business segments during the third quarter and the first nine months of 1996 as compared to the same periods of 1995.


INTEREST INCOME, INTEREST EXPENSE, INCOME TAXES AND DISCONTINUED OPERATIONS

INTEREST INCOME

Interest Income remained relatively unchanged at $0.4 million in the third quarter of 1996 as compared to the third quarter of 1995. Interest income decreased $0.8 million to $0.9 million in the first nine months of 1996 from the first nine months of 1995 primarily as a result of lower average balances of cash and equivalents and marketable securities in 1996 as compared to 1995.

INTEREST EXPENSE

Interest Expense increased $25.7 million and $49.6 million to $51.4 million and $127.6 million in the third quarter and the first nine months of 1996, respectively, from the third quarter and the first nine months of 1995, respectively, primarily as a result of the incremental indebtedness incurred in connection with the Merger.

INCOME TAX (BENEFIT) EXPENSE

During the six months ended September 28, 1996, the Company recognized an income tax benefit of $1.4 million on a Loss from Operations before Income Taxes and Equity in Net Earnings of Affiliates of $117.5 million. This benefit differed from the statutory federal income tax rate because of valuation allowances established on net operating loss carry forward tax assets in the U.S. and certain international locations where the realization of such benefits is less likely than not.

In the first quarter of 1996, the Predecessor Company recognized an income tax benefit of $3.4 million on a Loss from Operations before Income Taxes and Equity in Net Earnings of Affiliates of $10.4 million. The Predecessor Company's effective income tax rate for both the three and nine months ended September 30, 1995 was 44 percent.

EQUITY IN NET EARNINGS OF AFFILIATES

Equity in Net Earnings of Affiliates is comprised primarily of the Company's equity in net earnings of Igaras, an integrated containerboard producer located in Brazil, which produces linerboard, corrugating medium and corrugated boxes, which is accounted for under the equity method of accounting. Equity in Net Earnings of Affiliates decreased $3.7 million and $12.8 million to $5.7 million and $15.2 million in the third quarter and the first nine months of 1996, respectively, from the third quarter and the first nine months of 1995, respectively, primarily as a result of the significant decline in containerboard markets worldwide.

DISCONTINUED OPERATIONS

On October 18, 1996, the Company sold substantially all of the assets of the U.S. Timberlands/Wood Products business segment for cash of approximately $550 million (subject to certain postclosing adjustments). In addition, the buyer assumed certain specified preclosing liabilities. The Company does not anticipate any significant gain or loss on the sale. The operating results of the U.S. Timberlands/Wood Products business segment are reported as discontinued operations effective for the three and six months ended September 28, 1996, and accordingly, the results of its operations are not included in the Company's Income from Continuing Operations in the Condensed Consolidated Statements of Operations for the three and six month periods ended September 28, 1996. Net Sales in the U.S. Timberlands/Wood Products business segment increased by $1.3 million, or 3.7 percent primarily as a result of increased lumber selling prices
in the third quarter of 1996 as compared to the same period of 1995.    Net
Sales in the U.S. Timberlands/Wood Products business segment decreased $4.0 million, or 3.6 percent in the first nine months of 1996 when compared with the same period of 1995, due principally to decreased plywood selling prices, offset somewhat by higher lumber selling prices. Excluding the effects of Purchased Asset Costs for the three and six months ended September 28, 1996, and excluding Other Costs for periods prior to the Merger, Income from Operations in the U.S. Timberlands/Wood Products business segment increased $9.0 million, or 102.0 percent, in the third quarter of 1996, and increased $7.7 million, or 19.4 percent, in the first nine months of 1996 when compared to the same periods of 1995, primarily as a result of lower log costs and increased selling prices for lumber.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company broadly defines liquidity as its ability to generate sufficient cash flow from operating activities to meet its obligations and commitments. In addition, liquidity includes the ability to obtain appropriate debt and equity financing and to convert into cash those assets that are no longer required to meet existing strategic and financial objectives. Therefore, liquidity cannot be considered separately from capital resources that consist of current or potentially available funds for use in achieving long-range business objectives and meeting debt service commitments.

CASH FLOWS

Cash and equivalents increased by approximately $17 million in the six months ended September 28, 1996, primarily as a result of $1,515 million of net cash provided by financing activities, offset in part by $1,495 million and $4 million of net cash used in investing and operating activities, respectively. Cash used in investing activities related principally to the acquisition of RIC and to purchases of property, plant and equipment (see "-Liquidity and Capital Resources - Capital Expenditures").

Depreciation, amortization and cost of timber harvested during the six months ended September 28, 1996 totaled approximately $74 million, and is expected to be approximately $110 million to $120 million for nine months ended December 31, 1996.

The Company's cash flows from its operations and EBITDA are subject to moderate seasonality with demand usually increasing in the spring and summer. The Company's Coated Board System business segment experiences seasonality principally due to the seasonality of the worldwide multiple packaging beverage segment. Historically, the Company's Coated Board System business segment reports its strongest sales in the second and third quarters of the fiscal year driven by the seasonality of the Company's integrated beverage business.

LIQUIDITY AND CAPITAL RESOURCES

GENERALLY

The Company's liquidity needs arise primarily from debt service on the substantial indebtedness incurred in connection with the Merger and from the funding of its capital expenditures. As of September 28, 1996, the Company had outstanding approximately $2,057 million of indebtedness, consisting primarily of $650 million aggregate principal amount of the Notes, $1,150 million in term loan borrowings under the Term Loan Facility and additional amounts under the Revolving Facility, the Machinery Facility and other debt issues and facilities (see Note 6 to the condensed consolidated financial statements). Proceeds from the sale of substantially all of the assets of the U.S. Timberlands/Wood Products business segment were used to pay down a significant portion of the Company's senior secured indebtedness in October 1996. See "Liquidity and Capital Resources - Debt Service".

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

DEBT SERVICE

Principal and interest payments under the Facilities and interest payments on the Notes represent significant liquidity requirements for the Company. With respect to the $1,150 million borrowed under the Term Loan Facility at September 28, 1996, the Company was originally scheduled to make principal payments of approximately $24 million in 1997, $71 million in 1998, $106 million in 1999, $129 million in 2000, $186 million in 2001, $243 million in 2002, $225 million in 2003 and $166 million in 2004. These scheduled principal payments have been reduced through the use of the proceeds from the sale of substantially all of the assets of the U.S. Timberlands/Wood Products business segment to pay down the Term Loan Facility (see below). The Revolving Facility will mature in March 2003 and the $140 million Machinery Facility will mature in March 2001, with all amounts then outstanding becoming due. The loans under the Facilities bear interest at floating rates based upon the interest rate option elected by the Company. The Senior Notes due 2006 and the Senior Subordinated Notes due 2008 bear interest at rates of 10 1/4% and 10 7/8%, respectively. As a result of the substantial indebtedness incurred in connection with the Merger, the Company's interest expense has increased and has had a greater proportionate impact on net income in comparison to pre-Merger periods.

Prior to the sale of substantially all of the assets of the U.S. Timberlands/Wood Products business segment, consent to the sale was obtained from the lenders under the Credit Agreements. The Company has applied $400.0 million of the sales proceeds to repay term loans under the Term Loan Facility, including approximately $375.0 million of tranche "A" term loans, approximately $18.4 million of tranche "B" term loans and approximately $6.6 million of tranche "C" term loans. Scheduled term loan principal payments under the Term Loan Facility have been reduced to reflect this application of proceeds. Annual term loan amortization requirements under the Term Loan Facility will now be approximately $1.0 million, $3.0 million, $28.0 million, $80.2 million, $124.7 million, $173.0 million, $184.1 million and $146.0 million for the years 1997 through 2004, respectively. The Company has applied the remaining sale proceeds to pay outstanding revolving credit borrowings under the Revolving Credit Facility. This application of proceeds did not involve any revolving credit commitment reduction and resulted in revolving credit availability of approximately $350 million as of October 18, 1996.

CAPITAL EXPENDITURES

In connection with the Merger, the Company acquired assets with a fair value of approximately $3,022 million (including cash of $26 million) and assumed liabilities of approximately $1,631 million.

Capital spending for the six months ended September 28, 1996 was approximately $74 million. The Company is in the process of modifying the pulp mill at the Macon Mill and converting the linerboard paper machine at the Macon mill to coated board production. The Company expects that the pulp mill modification will cost approximately $32 million and is expected to be completed in early 1997 while the paper machine conversion is expected to cost approximately $85 million and is expected to be completed in mid-1997. For the six months ended September 28, 1996, capital spending on these two projects totaled approximately $26 million. To date, these projects are on budget and on schedule. Other capital spending during this period related primarily to increasing paper production efficiencies, increasing converting capacity, and manufacturing packaging machinery. Additionally, at the date of the Merger, the Company purchased $47 million of packaging machinery and a converting press that were previously financed under operating lease arrangements. Total capital spending for the twelve months ended December 31, 1996 is expected to be approximately $170 million. The remaining capital spending for fiscal 1996 is expected to relate principally to the pulp mill modification, the conversion of the Macon Mill paper machine, the production of packaging machinery, as well as productivity expenditures.

During the six months ended September 28, 1996, the Company sold assets for approximately $3 million which consisted primarily of machinery and equipment of the Company's last dedicated folding carton converting plant in the U.S., located in Kankakee, Illinois.

FINANCING SOURCES AND CASH FLOWS

The amount under the Revolving Facility that remained undrawn as of September 28, 1996, was approximately $241 million ,and at October 18, 1996, was approximately $350 million after application of a portion of the proceeds from the sale of substantially all of the assets of the U.S. Timberlands/Wood Products business segment. Undrawn Revolving Facility availability is expected to be used to pay taxes and other remaining costs of the Merger of approximately $53 million and to meet future working capital and other business needs of the Company. In connection with the Merger, the Company terminated its then existing sale and leaseback arrangements with respect to packaging machinery and replaced them with the $140 million Machinery Facility, of which approximately $38 million was utilized at September 28, 1996. The Company's Australian bank lender agreed to keep its $37 million Australian revolving facility in place following the closing of the Subsequent Merger, and certain other debt and credit facilities existing prior to the Merger have been maintained as well. The Company anticipates pursuing additional working capital financing for its foreign operations as its needs may require, and possibly implementing a receivables securitization program.

The Company believes that cash generated from operations, together with amounts available under the Revolving Facility, the Machinery Facility and any other available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company's future financial and operating performance, ability to service or refinance the Notes and to repay, extend or refinance the Facilities and ability to comply with the covenants and restrictions contained in its debt agreements, including the Credit Agreements and the Indentures (see "- Covenant Restrictions"), will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control, and will be substantially dependent on its ability to successfully implement its overall business strategy, as well as initiatives to improve profitability.
See "- Business Trends and Initiatives."

While the Company believes that Igaras has adequate liquidity, the Company shares control of Igaras with its joint venture partner and future dividend payments from Igaras, if any, would be subject to restrictions in the joint venture agreement and would reflect only the Company's remaining interest of 50%. Under the Igaras joint venture agreement, Igaras is required to pay dividends equal to at least 25% of its net profits. Due to currency fluctuations, inflation and changes in political and economic conditions, earnings from Brazilian operations have been subject to significant volatility. There can be no assurance that such volatility will not recur in the future.

COVENANT RESTRICTIONS

In connection with the sale of substantially all of the assets of the U.S. Timberlands/Wood Products business segment, financial and other covenants in the Company's Credit Agreements have been modified to reflect the sale as well as the Company's financial results and current market and operating conditions. Covenant modifications under the Credit Agreements included the addition of a minimum EBITDA requirement, the elimination of a maximum leverage ratio, the reduction of the interest coverage ratio, the reduction of minimum consolidated net worth requirements, the reduction in capital expenditure limits and a reduction in management stock repurchase limits.

The initial application of the interest coverage covenant under the Credit Agreements is as of December 1996. The Credit Agreements impose restrictions on the Company's ability to make capital expenditures and both the Credit Agreements and the Indentures governing the Notes limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, to meet its capital spending program, to provide for unanticipated capital investments or to take advantage of business opportunities. The covenants contained in the Credit Agreements also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, repay the Notes, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with affiliates, and otherwise restrict corporate activities. The covenants contained in the Indentures governing the Notes also impose restrictions on the operation of the Company's businesses.

ENVIRONMENTAL MATTERS

The Company is committed to compliance with all applicable environmental laws and regulations. Environmental law is, however, dynamic rather than static. As a result, costs, which are unforeseeable at this time, may be incurred when new laws are enacted, and when environmental agencies promulgate or revise rules and regulations. In late 1993, the EPA proposed regulations (generally referred to as the "cluster rules") that would mandate more stringent controls on air and water discharges from United States pulp and paper mills. The Company expects, based on information presently available from the EPA, that the cluster rules may be finally promulgated in 1997. The Company estimates the capital spending that may be required to comply with the cluster rules could reach $40 million to be spent over a three-year period beginning in 1997.

The DEQ notified the Company by letters, dated December 19, 1995, that the Company may be liable for the remediation of the release or threat of release of hazardous substances at a wood treatment site in Shreveport, Louisiana, that the Company or its predecessor previously operated and a former oil refinery site in Caddo Parish, Louisiana, that the Company currently owns. The Company never operated the oil refinery. In response to these DEQ letters, the Company has provided additional information to the DEQ concerning these sites and has commenced its own evaluation of any claims and remediation liabilities for which
it may be responsible.   The Company received a letter from the DEQ dated May
20, 1996, requesting a plan for soil and groundwater sampling of the wood treatment site. The Company first met with the DEQ on July 18, 1996, and then submitted a soil sampling plan to the DEQ. On September 6, 1996, the Company received from the DEQ a letter requesting remediation of the former oil refinery site in Caddo Parish, Louisiana. The Company will meet with the DEQ in November 1996 to discuss this letter.

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

RELATING TO THE MERGER

U.S. TAXES

Pursuant to an election under section 338(h)(10) of the Internal Revenue Code, the Merger will be treated for income tax purposes as a taxable sale of the assets of RIC and a taxable sale of the assets of RIC's subsidiaries to which such election applies. As a result, following the Merger the tax basis of the assets of the Company will be substantially equal to the fair market value thereof. The excess of the Merger consideration over the fair market value of the net assets will be deductible over 15 years for federal income tax purposes. Such amortization deductions and increased depreciation and other deductions resulting from the fair market value tax basis of those assets, together with deductions for interest on indebtedness and certain other expenses incurred in connection with the Merger, are expected to reduce the Company's future taxable income.

The Company has historically been included in the consolidated federal and certain combined state income tax returns of a company formerly known as Manville Corporation ("Manville"). The Company will now be included in the consolidated federal and certain combined state income tax returns of Holding.

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

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report (other than the financial statements and other statements of historical fact), including, without limitation, statements as to management's expectations and belief presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements. Forward-looking statements are made based upon management's expectations and belief concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. There are certain important factors that could cause actual results to differ materially from estimates reflected in such forward-looking statements, including changes in the level of sales volume of coated board for beverage cartons and folding cartons, as well as for containerboard, in the U.S. and abroad, changes in selling prices of the products of the Company or its competitors, the Company's ability to realize cost savings from productivity improvements and changes in the market for raw materials which could impact the Company's production costs. For a discussion of additional significant factors that impact the Company's operations, see "- Business Trends and Initiatives".

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

ITEM 5.  OTHER INFORMATION.

Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

2.1 Asset Purchase Agreement, dated as of August 6, 1996, by and among Plum Creek Timber Company, L.P., Riverwood International Corporation and New River Timber, LLC (incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K filed August 22, 1996 and
          Exhibit 2a to the Registrant's Current Report on Form 8-K filed October 21, 1996 (Commission File No. 1-11113)).

2.2 Amendment to Asset Purchase Agreement, dated as of October 16, 1996, among Plum Creek Timber Company, L.P., Riverwood International Corporation and New River Timber, LLC (incorporated by reference to
          Exhibit 2b to the Registrant's Current Report on Form 8-K filed October 21, 1996 (Commission File No. 1-11113)).

3.1 Restated By-Laws of Riverwood Holding, Inc., as amended effective October 8, 1996.

3.2       Restated By-Laws of RIC Holding, Inc., as amended effective October 8,
          1996.

3.3 Restated By-Laws of Riverwood International Corporation, as amended effective October 8, 1996.

4.1 Amendment No. 1, dated as of September 13, 1996, to the Credit Agreement, dated as of March 20, 1996, among Riverwood International Corporation, the lenders party thereto, and The Chase Manhattan Bank (formerly known as Chemical Bank), as administrative agent (incorporated by reference to Exhibit 4a to the Registrant's Current Report on Form 8-K filed October 21, 1996 (Commission File No. 1-11113)).

4.2 Amendment No. 2, dated as of September 17, 1996, to the Credit Agreement, dated as of March 20, 1996, among Riverwood International Corporation, the lenders party thereto, and The Chase Manhattan Bank (formerly known as Chemical Bank), as administrative agent (incorporated by reference to Exhibit 4b to the Registrant's Current Report on Form 8-K filed October 21, 1996 (Commission File No. 1-11113)).

10.1      Filed as Exhibit 2.1 hereto.



(b) Reports on Form 8-K.
    Form 8-K dated March 27, 1996, and filed with the Securities and Exchange Commission on April 11, 1996, regarding the Merger.

    Form 8-K dated August 7, 1996, and filed with the Securities and Exchange Commission on August 22, 1996, regarding the asset purchase agreement to sell substantially all of the U.S. Timberlands/Wood Products business segment.

    Form 8-K dated October 18, 1996, and filed with the Securities and Exchange Commission on October 21, 1996, regarding the completion of the sale of substantially all of the U.S. Timberlands/Wood Products business segment and amendments to Credit Agreement.

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       RIVERWOOD HOLDING, INC.
                                     ------------------------------------------
                                       (Registrant)


Date:    November 8, 1996             By:   /s/  Bill H. Chastain
                                          -------------------------------------
                                                 Bill H. Chastain
                                                 Secretary


Date:    November 8, 1996             By:   /s/  James O. Egan
                                          -------------------------------------
                                                 James O. Egan
                                                 Senior Vice President and
                                                 Chief Financial Officer