Form 10-Q/A
period 1996-09-28
RIVERWOOD HOLDING INC
filed 1996-11-08
CIK 886239

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                    FORM 10-Q/A
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

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


                                                                                  (In thousands of dollars)
                             Three months          Six months         Three months         Three months           Nine months
                                ended                 ended               ended                ended                 ended
                         September 28, 1996    September 28, 1996     March 27, 1996     September 30, 1995    September 30, 1995
---------------------------------------------------------------------------------------------------------------------------------
Net Sales                     $291,645              $585,529             $251,128             $300,323              $885,242

Net Loss                      $(44,211)             $(82,024)            $(43,576)            $ (7,533)             $(54,535)



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