Form 10-K
period 1996-12-31
RIVERWOOD HOLDING INC
filed 1997-03-27
CIK 886239

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-K

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal period ended December 31, 1996

                                       or

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______

                        Commission file number : 1-11113

                                   -----------

                             RIVERWOOD HOLDING, INC.
             (Exact name of registrant as specified in its charter)


                   Delaware                                58-2205241
        (State or other jurisdiction of                 (I.R.S. employer
        incorporation or organization)                identification no.)
                   Suite 350
               1013 Centre Road
             Wilmington, Delaware                            19805
   (Address of principal executive offices)                (Zip Code)

               Registrant's telephone number, including area code:
             c/o Riverwood International Corporation (770) 644-3000

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No

     As of March 24, 1997 there were 7,111,900 shares and 500,000 shares of the registrant's Class A Common Stock, par value $0.01 per share (the "Class A Common Stock"), and Class B Common Stock, par value $0.01 per share (the "Class B Common Stock," and together with the Class A Common Stock, "Holding Common Stock"), respectively, outstanding.

                         TABLE OF CONTENTS TO FORM 10-K

                                                                      Page
                                                                      ----

PART I   .................................................................1
         ITEM 1.  BUSINESS................................................1
         ITEM 2.  PROPERTIES..............................................9
         ITEM 3.  LEGAL PROCEEDINGS.......................................10
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....10

PART II  .................................................................11
         ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                      STOCKHOLDER MATTERS.................................11
         ITEM 6.  SELECTED FIVE-YEAR FINANCIAL DATA.......................12
         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.................14
         ITEM 8.  FINANCIAL STATEMENTS ...................................33
         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE.................99

PART III .................................................................100
         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......100
         ITEM 11. EXECUTIVE COMPENSATION..................................103
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT..........................................111
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........112

PART IV  .................................................................114
         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                      ON FORM 8-K.........................................114

As used in this Form 10-K, unless the context otherwise requires, "RIC" refers to the corporation formerly named Riverwood International Corporation, the "Predecessor" or the "Predecessor Company" refers to RIC and its subsidiaries in respect of periods prior to the Merger (as defined herein), the "Company" refers to the registrant, Riverwood Holding, Inc., a Delaware corporation formerly named New River Holding, Inc. ("Holding") and its subsidiaries, "RIC Holding" refers to RIC Holding, Inc., a Delaware corporation, successor by merger to RIC and a wholly owned subsidiary of Holding, and "Riverwood" refers to Riverwood International Corporation, a Delaware corporation formerly named Riverwood International USA, Inc. and a wholly owned subsidiary of RIC Holding.

                                     PART I

ITEM 1. BUSINESS

Acquisition of RIC

Holding, its wholly owned subsidiary RIC Holding and the corporation formerly named CDRO Acquisition Corporation ("Acquisition Corp.") were organized to acquire RIC. Holding, RIC Holding and Acquisition Corp. were incorporated in 1995 under the laws of the State of Delaware. On March 27, 1996, Holding, through its wholly owned subsidiaries, acquired all of the outstanding shares of common stock of RIC. On such date, Acquisition Corp. was merged (the "Merger") into RIC. RIC, as the surviving corporation in the Merger, became a wholly owned subsidiary of RIC Holding. On March 28, 1996, RIC transferred substantially all of its properties and assets to Riverwood, other than the capital stock of Riverwood, and RIC was merged (the "Subsequent Merger") into RIC Holding. Thereupon, Riverwood was renamed "Riverwood International Corporation."

Overview

The Company is a leading provider of paperboard packaging solutions to multinational beverage and consumer products companies, such as Anheuser-Busch Companies, Inc., Miller Brewing Company, numerous Coca-Cola bottling companies, PepsiCo, Inc., M&M Mars (a division of Mars, Inc.), Sara Lee Corporation, Mattel, Inc. and Unilever N.V. The Company is one of only two major manufacturers of coated unbleached kraft paperboard ("CUK Board"). CUK Board, which serves as the principal raw material for the Company's packaging products, is a specialized high-quality grade of paperboard with superior strength characteristics and printability for high-resolution graphics that make it particularly well suited for a variety of packaging applications. In order to capitalize on the significant growth in CUK Board demand, the Company has invested over $1 billion since the beginning of 1992 in expanding its Coated Board System business segment. The Company's Coated Board System business segment accounted for approximately 88% of the Company's net sales for the nine months ended December 31, 1996. The Company also manufactures and sells linerboard, corrugating medium and kraft paper (collectively, "containerboard") through its Containerboard business segment.

On October 18, 1996, the Company sold substantially all of the assets of the U.S. Timberlands/Wood Products business segment for cash of approximately $550 million. In addition, the buyer assumed certain specified preclosing liabilities. Under the terms of the agreement for such sale, the Company and the buyer entered into a twenty-year supply agreement with a ten-year renewal option for the purchase by the Company, at market based prices, of a majority of the requirements of its West Monroe, Louisiana paper mill (the "West Monroe Mill") for pine pulpwood and residual chips, as well as a portion of the Company's needs for hardwood pulpwood at the West Monroe Mill. The operating results for the U.S. Timberlands/Wood Products business segment have been classified as discontinued operations for the nine months ended December 31, 1996.

The Company is pursuing a number of long-term initiatives designed to improve productivity and profitability while continuing to implement its Coated Board System business strategy, including a recently announced reorganization of its operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Trends and Initiatives."

Coated Board System

Overview

The Company's primary focus is the production and sale of CUK Board for use as multiple packaging beverage cartons ("carrierboard") for beer, soft drinks and other beverages, and folding cartons ("folding cartonboard") for confectionary, frozen and dry foods, toys and other consumer products. The Company sells carrierboard under the brand name Aqua-Kote(R) and Kraftbrite(R) and folding cartonboard under the brand names Pearl-Kote(R) and OmniKote(R). In the carrierboard segment, the Company provides integrated beverage packaging solutions which include three primary elements: (i) the design and manufacture of proprietary packaging machines and installation of the machines at beverage customer locations, (ii) the production of CUK Board for beverage cartons and
(iii) the printing and cutting, and conversion of CUK Board into beverage cartons with high-resolution graphics for use on packaging machines. In the folding cartonboard segment, the Company manufactures and markets folding cartonboard which is converted into folding cartons for packaging a variety of consumer products and focuses on applications for consumer products companies seeking the strength characteristics and printability of CUK Board. The Company's ability to produce either carrierboard or folding cartonboard enables the Company to respond to changes in supply and demand in both segments. The Company seeks to meet market demand for carrierboard and will continue to pursue applications for and demand for its folding cartonboard products to fully utilize its production capacity. The Company also has the ability to produce linerboard (see "- Containerboard") on its CUK Board machines, providing additional flexibility to balance supply and demand in the Company's core Coated Board System business segment. Additionally, at its paper mill in Norrkoping, Sweden (the "Swedish Mill"), the Company manufactures white lined chip board ("WLC"), a coated 100% recycled paperboard grade used principally in European folding carton applications.

Proprietary Packaging Machinery and Carton Designs

The Company employs a "pull through" marketing strategy, the key elements of which are the design and manufacture of proprietary packaging machines and installation of the machines at beverage customer locations under multi-year machinery use arrangements and the development of proprietary cartons for use on those machines. The Company leases substantially all of its packaging machines to customers, typically under machinery use agreements with original terms of three to six years.

The Company's packaging machines are designed to package PET and glass bottles, cans and other primary containers, using cartons designed by the Company and made from CUK Board produced by the Company and converted into cartons by the Company, its joint venture partners or its licensees. In order to meet customer requirements, the Company has developed an extensive portfolio of packaging machines consisting of several principal machinery lines, including over 60 different models of packaging machines. The Company's machines package cans and PET or glass bottles in a number of formats including baskets, clips, trays, wraps and fully enclosed cartons. These machines have packaging ranges from two to 36 cans per package and have the ability to package cans at speeds of up to 3,000 cans per minute. The Company also manufactures ancillary equipment, such as machines for taping and placing coupons in cartons.

The Company designs cartons and designs, tests and manufactures prototype packaging machinery at its Product Development Center (the "PDC") in Marietta, Georgia, which was established in 1992. At the PDC, the Company integrates carton and packaging machinery designs to create packaging solutions to meet customer needs. The Company manufactures and also designs packaging machinery at its principal U.S. manufacturing facility in Crosby, Minnesota and at a facility near Barcelona, Spain. As part of its ongoing reorganization of operations, the Company has announced the closing of its packaging machinery manufacturing facilities in Marietta, Georgia in April 1997. The Company has also announced the closing of its packaging machinery manufacturing facility in Koln, Germany on June 30, 1997. By manufacturing packaging machinery in one U.S. location, the Company expects to improve customer service, simplify its work processes, reduce costs and operate with enhanced accountability.

The Company's investments in packaging machinery over the last five years have been made primarily in the carrierboard beverage segment. However, the Company has also been developing packaging machinery systems for non-beverage packaging uses.

CUK Board Production

The Company produces CUK Board at its West Monroe Mill and its Macon, Georgia mill (the "Macon Mill") with current total combined annual production capacity of over one million tons. In 1992, the Company acquired the Macon Mill with the intention of upgrading the mill's two linerboard manufacturing machines in order to shift production from linerboard to CUK Board. The upgrading of the first Macon Mill machine (together with the construction of a new recovery boiler and related projects) was completed in the third quarter of 1994 at a cost of approximately $275 million. In 1996, the paper machine completed its start-up process and is expected to increase the Company's CUK Board production capacity by approximately 300,000 tons per year (included in the combined capacity of over one million tons). In 1996, the Company began modifications to the pulp mill at the Macon Mill and the conversion of the second Macon Mill linerboard paper machine to CUK Board production (with expected annual capacity of 275,000 tons) at an incremental cost of approximately $32 million for the pulp mill and $85 million for the paper machine, with a projected start-up of CUK Board production on that machine in mid-1997.

The Company's CUK Board production at its West Monroe Mill was approximately 652,000 tons during the year ended December 31, 1996. The Macon Mill produced approximately 218,000 tons of CUK Board during the year ended December 31, 1996.

CUK Board is manufactured from pine and hardwood fibers and, in some cases, recycled fibers, such as old corrugated containers ("OCC"). Virgin fiber is obtained in the form of wood chips acquired through open market purchases. These chips are chemically treated to form softwood and hardwood pulp, which are then blended (together, in some cases, with recycled fibers). In the case of carrierboard, a chemical is added to increase moisture resistance. The pulp is then processed through the mill's paper machines, which consist of a paper-forming section, a press section (where water is removed by pressing the wet paperboard between rolls), a drying section and the coating section. Coating on CUK Board, principally a mixture of pigments, binding agents and water, provides a white, smooth finish, and is applied in multiple steps to achieve desired levels of brightness, smoothness and shade. After the CUK Board is coated, it is wound into rolls, which are then shipped to the Company's converting plants or to outside converters worldwide.

Converting Operations

The Company converts CUK Board as well as other grades of paperboard into cartons at 16 carton converting plants which it operates in the United States, the United Kingdom, Spain, France and

Australia, as well as through converting plants associated with its joint ventures in Brazil, Japan and Denmark and licensees in other markets outside the United States. The converting plants print and cut paperboard on multi-color printing presses into cartons designed to meet customer specifications.

The Company's U.S. converting plants are principally dedicated to converting carrierboard produced by the Company into beverage cartons. In 1994, the Company began a program to upgrade its existing domestic converting plants with new printing presses and cutting lines. In 1996, the Company completed construction of a new converting plant located in Perry, Georgia near the Macon Mill. As part of its ongoing reorganization of operations, the Company closed its last dedicated folding carton converting plant in the U.S., located in Kankakee, Illinois in 1996 and is closing a beverage multiple packaging converting plant in Bakersfield, California in April 1997.

The Company's international converting plants convert carrierboard and folding cartonboard produced by the Company into cartons as well as paperboard supplied by outside producers. The Company has increased its converting capacity by purchasing converting facilities in key strategic international markets, having acquired 12 converting plants since the first quarter of 1990, 11 of which are located outside the United States. At the time of their acquisition, these international converting plants were dedicated principally to the production of folding cartons using folding cartonboard produced by third parties. The Company has shifted a portion of the production capacity of these plants to the conversion of both its carrierboard and folding cartonboard, and intends to increase the amounts of its CUK Board converted at these plants.

Marketing and Distribution

The Company markets its CUK Board-based products principally to multinational brewers, soft drink bottlers, food companies and other consumer products companies that use printed packaging for retail display, multiple packaging and shipment of their products. The Company markets CUK Board under the names Aqua-Kote(R) (carrierboard), Pearl-Kote(R) and OmniKote(R) (folding cartonboard) and Kraftbrite(R) (a carrierboard grade).

Carrierboard. In the carrierboard segment, the Company's major customers for beverage cartons include Anheuser-Busch Companies, Inc., Miller Brewing Company, numerous Coca-Cola bottling companies and PepsiCo, Inc.

Folding cartonboard. In the folding cartonboard segment, the Company's customers for folding cartonboard include consumer products companies, such as M&M Mars (a division of Mars, Inc.), Sara Lee Corporation, Mattel, Inc., and Unilever N.V.

Distribution and Sales. Distribution of carrierboard and folding cartonboard is primarily accomplished through direct sales offices in the United States, Australia, Brazil, Cyprus, Hong Kong, Italy, Japan, Mexico, Singapore, Sweden and the United Kingdom. The establishment of these non-U.S. direct sales offices has been part of the Company's strategy to develop further its international operations.

Joint Ventures. The Company is a party to joint ventures with Rengo Company Limited and Danapak Holding A/S to market machinery-based packaging systems in Japan and Scandinavia, respectively. The joint ventures cover CUK Board supply, carton production and marketing and distribution of packaging systems. In addition, a Brazilian joint venture produces and markets cartons for machinery-based multiple packaging customers in Argentina, Brazil, Paraguay and Uruguay, with carrierboard and packaging machines supplied by the Company.

Raw Materials

Pine pulpwood, hardwood and recycled fibers are the principal raw materials used in the manufacture of the Company's CUK Board products. With the October 1996 sale of the Company's timberlands in Louisiana, Texas and Arkansas, the Company now relies on private land owners and the open market for its fiber requirements. Under the terms of the sale of those timberlands, the Company and the buyer, Plum Creek Timber Company, L.P., entered into a twenty-year supply agreement with a ten-year renewal option for the purchase by the Company, at market based prices, of a majority of the West Monroe Mill's requirements for pine pulpwood and residual chips, as well as a portion of the Company's needs for hardwood pulpwood at the West Monroe Mill. The Company purchases the remainder of the wood fiber used in CUK Board production at the West Monroe Mill from other private land owners in this region. The Company believes that adequate supplies of open market timber currently are available to meet its fiber needs at the West Monroe Mill.

The Macon Mill purchases most of its fiber requirements on the open market, and as such is a significant consumer of recycled fiber, primarily in the form of OCC, as well as clippings from the Company's domestic converting plants. The Company has not experienced any difficulties obtaining sufficient OCC for its Macon Mill operations, which it purchases in part from brokers located in the eastern United States. OCC pricing, however, is very volatile since it is based largely on the demand for this fiber from recycled linerboard mills. The Macon Mill purchases all of its virgin pine and hardwood requirements from private landowners in central and southern Georgia. Because of the adequate supply and large concentration of private landowners in this area, the Company believes that adequate supplies of pine and hardwood timber currently are available to meet its fiber needs at the Macon Mill.

The Company purchases a variety of other raw materials for the manufacture of its paperboard, primarily process chemicals and coating chemicals such as kaolin and titanium dioxide. All such raw materials are readily available, and the Company is not dependent upon any one source of such raw materials.

White Lined Chip Production

The Company produces WLC at its Swedish Mill, which produced approximately 119,600 tons of such board during 1996. WLC is used for a variety of folding carton applications throughout Europe.

Competition

There are only two major producers of CUK Board for carrierboard applications, the Company and Mead Corporation ("Mead"). The Company faces significant competition in the CUK Board segment from Mead, which, like the Company, produces and converts CUK Board and provides packaging machinery to customers.

In the beverage industry, CUK Board competes with plastics and corrugated packaging for packaging glass or PET bottles, cans and other primary containers. Although plastics and corrugated packaging generally provide lower cost and moderately faster packaging solutions, the Company believes that CUK Board offers advantages over these materials, in areas such as distribution, high quality graphics, carton designs, environmental friendliness and design flexibility.

In the folding cartonboard segment, CUK Board competes principally with recycled clay-coated news ("CCN") and solid bleached sulphate board ("SBS"). Folding cartonboard grades compete based on price, strength and printability. CUK Board has generally been priced in a range that is higher than CCN and lower than SBS. CUK Board has slightly better tear strength characteristics than SBS and significantly better tear strength and cross-direction stiffness than CCN. There are a large number of producers of paperboard for the folding cartonboard segment, which is subject to significant competitive and other business pressures.

Containerboard

In the United States, the Company manufactures containerboard, namely linerboard, corrugating medium and kraft paper, all of which are sold to third parties. Corrugating medium is combined with linerboard to make corrugated containers and kraft paper is used primarily to make grocery bags and sacks. Although the Company has used some of its CUK Board machines to produce linerboard, the Company intends to continue to shift its U.S. production capacity to the production of CUK Board and away from the production of containerboard. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - 1996 Compared with 1995 Results of Operations." With the planned upgrade of the second Macon Mill linerboard machine to CUK Board production, the Company will replace over 50% of its remaining U.S. dedicated containerboard production capacity with CUK Board production capacity. The Company will have the ability to still produce linerboard on its converted CUK Board machines, providing additional flexibility to balance supply and demand.

In 1996, the Company produced approximately 255,600 tons of linerboard from the Macon Mill and approximately 119,100 tons of corrugating medium, 54,400 tons of linerboard and 29,400 tons of kraft paper from its West Monroe Mill.

The primary customers for the Company's U.S. containerboard production are independent and integrated corrugated converters. The Company sells corrugating medium and linerboard through direct sales offices in the United States. Outside of the United States, linerboard is primarily distributed through independent sales representatives. Almost all of the kraft paper produced by the Company is sold under a long-term supply contract at market price, with an initial renewable term expiring in July 1999, to Gaylord Container Corporation, an integrated producer and converter of kraft paper.

The Company's Containerboard business segment operates within a highly fragmented industry. Most products within this industry are viewed as commodities; consequently, selling prices tend to be cyclical, being affected by economic activity and industry capacity.

In addition to the Company's U.S. Containerboard operations, the Company currently owns 50% of Igaras Papeis e Embalagens S.A. ("Igaras"), an integrated containerboard producer located in Brazil, which was acquired by Riverwood's predecessor companies in 1958. Igaras was a wholly owned subsidiary of the Company prior to the Company's sale of approximately 50% of its interest in Igaras on December 29, 1994 to Companhia Suzano Papel e Celulose, S.A. ("Suzano") for $100 million. In connection with the Merger, Suzano received an additional share of common stock of Igaras, and as a result the Company and Suzano each own 50% of the common stock of Igaras. The arrangements between the Company and Suzano were not otherwise affected. Igaras is Brazil's second largest containerboard company and fourth largest corrugated container converter. Igaras operates two mills and three corrugated box plants and owns or leases approximately 176,000 acres of timberlands, which are used exclusively for wood chip and energy requirements of the paper mills. In 1996 Igaras completed the construction of a multiple packaging plant in Brazil. At its mills, Igaras operates three paper machines primarily for the production of linerboard, with a fourth paper machine for production of corrugating medium. Igaras's total containerboard production in 1996 was approximately 480,800 tons. Igaras sold approximately 40% of its 1996 linerboard production in export markets. Igaras also sells linerboard, corrugating medium and corrugated boxes through direct sales offices in Brazil. Outside of Brazil, Igaras distributes linerboard primarily through independent sales representatives.

U.S. Timberlands/Wood Products

On October 18, 1996, the Company sold substantially all of the assets of its U.S. Timberlands/Wood Products business segment for cash of approximately $550 million. The operating results for the U.S. Timberlands/Wood Products business segment have been classified as discontinued operations for the nine months ended December 31, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

Patents, Trademarks and Licenses

The Company has a large patent portfolio, presently owning, controlling or holding rights to approximately 1,445 U.S. and foreign patents, with 2,940 patent applications currently pending. The Company believes that its patents and patent applications are important to its business, particularly in the Coated Board System business segment. The Company's patents fall into two principal categories: packaging machinery and structural carton designs.

The Company is the plaintiff in an action against Mead with respect to the Company's Twin-Stack(R) system. Mead has brought suit in England and France against the Company with respect to a carrier handle patent. The Company does not expect these lawsuits, either individually or in the aggregate, to have a material adverse effect on the Company's business, results of operations or financial condition.

Employees and Labor Relations

As of December 31, 1996, the Company had approximately 5,600 employees worldwide (excluding employees of joint ventures), approximately 3,600 of whom were members of unions and covered by collective bargaining agreements. The Company has experienced a long history of good working relationships with its employees. On January 1, 1998, the Company's collective bargaining agreement covering employees at the Macon Mill will expire.

There are five unions representing the Company's U.S. employees, one of which, the United Paperworkers International Union, is associated with the West Monroe Mill and converting facility and the Macon Mill, where it represents approximately 1,200 and 400 employees, respectively, through three local unions. There has not been a work stoppage at the West Monroe Mill in the last ten years, nor at the Macon Mill since its acquisition by the Company in 1992. The current union contract covering the West Monroe Mill was negotiated and ratified by the union in February 1997 and covers the six-year period from March 1, 1997 to February 28, 2003. The contract covering employees at the adjacent converting plant was negotiated and ratified by the union in 1996 and covers the four-year period from September 1, 1996 through August 31, 2000. The Clinton, Mississippi converting facility contract was negotiated and ratified by the union in January 1997 and covers the six-year period from February 1, 1997 through January 31, 2003. The Company's U.S. converting plants are represented by three unions.

The Company's international employees are represented by unions in the United Kingdom, Germany, Sweden, France, Spain and Australia.

Environmental Matters

The Company is committed to compliance with all applicable environmental laws and regulations throughout the world. Environmental law is, however, dynamic rather than static. As a result, costs, which are unforeseeable at this time, may be incurred when new laws are enacted, and when environmental agencies promulgate or revise rules and regulations.

In late 1993, the U.S. Environmental Protection Agency (the "EPA") proposed regulations (generally referred to as the "cluster rules") that would mandate more stringent controls on air and water discharges from United States pulp and paper mills. In 1996, the EPA released additional clarification of the proposed cluster rules. Based on this new information, the Company expects that the cluster rules may be finally promulgated in 1997 and estimates the capital spending that may be required to comply with the cluster rules could reach $55 million to be spent at its two U.S. paper mills over an eight-year period beginning in 1997.

The Louisiana Department of Environmental Quality ("DEQ") has notified the Company by letters dated December 19, 1995, that the Predecessor may be liable for the remediation of the release or threat of release of hazardous substances at a wood treatment site in Shreveport, Louisiana that the Predecessor or its predecessor previously operated, and at a former oil refinery site in Caddo Parish, Louisiana that the Company currently owns. Neither the Company nor the Predecessor ever operated the oil refinery. In response to the DEQ, the Company has provided additional information to the DEQ concerning these sites and has commenced its own evaluation of any claims and remediation liabilities for which it may be responsible. The Company received a letter from the DEQ dated May 20, 1996, requesting a plan for soil and groundwater sampling of the wood treatment site. The Company first met with the DEQ on July 18, 1996 and then submitted a soil sampling plan to the DEQ. The Company expects approval of this sampling plan in the first half of 1997. On September 6, 1996, the Company received from the DEQ a letter requesting remediation of the former oil refinery site in Caddo Parish, Louisiana. The Company met with the DEQ on February 17, 1997 to discuss these matters. The DEQ requested that the Company enter into a cooperative agreement to perform a phased-in approach for evaluating soil and groundwater conditions at the Shreveport site. The Company is in discussions with the DEQ regarding the participation of other responsible parties in any clean up of hazardous substances at both of these sites.

The Company is engaged in environmental remediation projects at certain properties currently owned or operated by the Company and certain properties divested by the Company for which responsibility was retained for pre-existing conditions. The Company's costs in some instances cannot be reliably estimated until the remediation process is substantially underway. To address these contingent environmental costs, the Company has accrued reserves when such costs are probable and can be reasonably estimated. The Company believes that, based on current information and regulatory requirements, the accruals established by the Company for environmental expenditures are adequate. Based on current knowledge, to the extent that additional costs may be incurred that exceed the accrued reserves, such amounts are not expected to have a material impact on the results of operations, cash flow, or financial condition of the Company, although no assurance can be given that material costs will not be incurred in connection with clean-up activities at these properties, including the Shreveport and Caddo Parish sites referred to above.

ITEM 2.  PROPERTIES

Headquarters

Holding and RIC Holding are headquartered in Delaware. Riverwood is headquartered and leases approximately 70,000 square feet of office space in Atlanta, Georgia.

Manufacturing Facilities

A listing of the major plants and properties owned, or leased, and operated by the Company is set forth below. The Company's buildings are adequate and suitable for the business of the Company, have been well maintained and are in sound operating condition and in regular use. The Company also leases certain facilities, warehouses and office space throughout the United States and in foreign countries.

                                          Approx. No. of
Type of Facility and Location(1)    Sq. Feet of Floor Space  Principal Products Manufactured or Use of Facility
--------------------------------    -----------------------  --------------------------------------------------
Paperboard Mills:
West Monroe, LA.....................        1,535,000        CUK Board; linerboard; corrugating
                                                             medium; kraft paper
Macon, GA...........................          756,000        CUK Board; linerboard
Norrkoping, Sweden..................          417,000        White lined chip board

Converting Plants:
West Monroe, LA.....................          621,000        Beverage carriers
Cincinnati, OH......................          241,800        Beverage carriers
Clinton, MS.........................          210,000        Beverage carriers
Perry, GA(2)........................          130,000        Beverage carriers
Ft. Atkinson, WI....................          120,000        Beverage carriers
Bristol, Avon, United Kingdom.......          428,000        Beverage carriers; folding cartons
Smithfield, New South Wales,
Australia...........................          230,000        Beverage carriers; folding cartons
Reservoir, Victoria, Australia......          136,000        Beverage carriers; folding cartons and
                                                             litho laminate
Woodville, South Australia,
Australia...........................           71,000        Beverage carriers; folding cartons
Dandenong, Victoria, Australia......           59,000        Beverage carriers; folding cartons
Marsden, Queensland, Australia......           56,000        Beverage carriers; folding cartons
Igualada, Barcelona, Spain..........          131,000        Beverage carriers; folding cartons
Beauvois en Cambresis, France.......           70,000        Beverage carriers; folding cartons
Le Pont de Claix, France............          120,000        Folding cartons
St. Paul Trois Chateaux, France.....           15,000        Folding cartons
Montdidier, France..................           50,000        Beverage carriers; folding cartons

Packaging Machinery/Other:
Crosby, MN..........................          188,000        Packaging machinery engineering design
                                                             and manufacturing
Marietta, GA.......................            64,000        PDC - Research and development;
                                                             packaging machinery engineering design
                                                             and prototype machine manufacturing;
                                                             carton engineering design
Igualada, Barcelona, Spain..........           12,000        Packaging machinery engineering design
                                                             and manufacturing

-------------
(1) The facilities in Marietta, Georgia; Clinton, Mississippi (part only); Dandenong, Victoria, Australia; Marsden, Queensland, Australia (underlying land only); Reservoir, Victoria, Australia; Beauvois en Cambresis, France; Le Pont De Claix, France; St. Paul Trois Chateaux, France; and Montdidier, France, are leased. All other facilities listed are owned by the Company.

(2) The facility located in Perry, Georgia is leased from the Middle Georgia Regional Development Authority (the "Issuer") in consideration of the issuance of Bonds by the Issuer.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently involved in legal proceedings that, either individually or in the aggregate, are expected by the Company to have a material adverse effect on the Company's business, results of operations or financial condition.

On December 6, 1995, Forrest Kelly Clay, a former shareholder of the Predecessor, commenced a purported class action lawsuit in the United States District Court for the Northern District of Georgia, against the Company and certain officers of the Company (the "Individual Defendants," and together with the Company, the "Defendants"). In his complaint, Clay alleges that the Defendants violated the federal securities laws by disseminating misleading statements and by omissions concerning the strategic alternatives that the Predecessor was considering, including its potential sale to a third-party investor. The complaint also alleged that the Individual Defendants, through their exercise of stock appreciation rights ("SARs"), violated the federal securities laws by trading in the Predecessor's securities while in possession of material, non-public information. The complaint generally seeks damages in an unspecified amount, as well as other relief. On January 29, 1996, Defendants filed a motion to dismiss the complaint for failure to state a claim and failure to plead fraud with particularity. On March 29, 1996, the court denied Defendants' motion to dismiss and allowed limited discovery to proceed with regard to statements attributable to the Company and the nature of the SARs. That discovery is now complete, and plaintiff has twice amended his complaint (each time putting forward the same claims made in the initial complaint but amending certain of the factual allegations). On November 1, 1996, the Defendants moved to dismiss the amended complaint, noting (i) none of the statements attributable to the Company concerning its review of strategic alternatives was false and (ii) that there is no causal relationship between plaintiff's purchase of Riverwood common stock and the Individual Defendants' exercise of SARs. That motion has been fully briefed and is currently before the Court.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1996, there were no matters submitted to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the Class A Common Stock or Class B Common Stock of Holding. The shares of Class A Common Stock and Class B Common Stock are held of record by 71 stockholders and one stockholder, respectively. Holding did not pay any dividends on either class of Common Stock during 1996. The Company's debt instruments restrict the ability of the Company to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources - Covenant Restrictions."

On March 27, 1996, Holding completed an offering of 7,500,000 shares of Class A Common Stock and Class B Common Stock (the "Equity Offering") to the institutional investors (the "Equity Investors") named in Item 12, "Security Ownership of Certain Beneficial Owners and Management," of this Report on Form 10-K at a purchase price of $100 per share for an aggregate purchase price of $750,000,000. No underwriters participated in such sales of Common Stock which were consummated in transactions not involving any public offering and exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof.

ITEM 6. SELECTED FIVE-YEAR FINANCIAL DATA

On March 27, 1996, Holding, through its wholly owned subsidiaries, acquired all of the outstanding shares of common stock of RIC. The purchase method of accounting was used to record assets acquired and liabilities assumed by Holding. As a result of the Merger, purchase accounting and the effect of discontinued operations (see Notes 1 and 25 in Notes to Consolidated Financial Statements), the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since the financial statements report financial position, results of operations and cash flows of these two separate entities.

(In thousands of dollars)

                                             Company                                      Predecessor
--------------------------------------------------------- --------------------------------------------------------------------------
                                           Nine Months      Three Months    Year Ended     Year Ended    Year Ended      Year Ended
                                              ended            ended        December 31,   December 31,  December 31,   December 31,
                                        December 31, 1996   March 27, 1996     1995            1994          1993           1992
--------------------------------------------------------- --------------------------------------------------------------------------
INCOME (LOSS)
Net Sales                                  $   852,112      $   293,649      $1,342,304     $1,282,788     $1,120,366     $1,118,227
Income from Operations (A)(B)                    1,419           15,650         133,137        154,187         83,497        146,092
(Loss) Income from Continuing Operations      (130,362)          (2,050)         45,538         10,249          3,234         43,787
Income from Discontinued Operations (A)         35,546             --              --             --             --             --
Net (Loss) Income (C)(D)                      (105,136)          (2,050)     $   45,538     $    2,377          1,071         43,787
--------------------------------------------------------- --------------------------------------------------------------------------
FINANCIAL POSITION (as of Period End)
Total Assets                               $ 2,680,145      $ 2,206,206      $2,201,328     $2,102,292     $2,070,306     $1,904,039
Long-Term Debt                               1,567,259        1,063,798       1,053,794        994,770      1,049,425        905,941
Redeemable Common Stock                          9,390             --              --             --             --             --
Shareholders' Equity                           654,209          557,487         562,310        516,251        500,139        477,208
--------------------------------------------------------- --------------------------------------------------------------------------
ADDITIONAL DATA
Additions to Property, Plant
  and Equipment (E)                        $   132,286      $    44,074      $  170,085     $  240,222     $  288,851     $  378,592
Research, Development and
    Engineering Expense                    $     7,339      $     2,031      $    9,909     $    9,356     $    8,771     $    5,773
Pro Forma EBITDA (F)                       $   148,560      $    56,133      $  263,707     $  210,164     $  183,351     $  210,675
========================================================= ==========================================================================

Notes:

(A) On October 18, 1996, the Company sold substantially all of the assets of the U.S. Timberlands/Wood Products business segment for cash of approximately $550 million. The operating results for the U.S. Timberlands/Wood Products business segment have been classified as discontinued operations for the nine months ended December 31, 1996. Discontinued operations of the U.S. Timberlands/Wood Products business segment have not been reclassified in the Predecessor's Statement of Operations. See Note 28 in Notes to Consolidated Financial Statements for results of operations of the U.S. Timberlands/Wood Products business segment for periods prior to the date of the sale.

(B) On December 29, 1994, the Predecessor sold approximately 50 percent of its investment in Igaras, an integrated containerboard producer located in Brazil, which produces linerboard, corrugating medium and corrugated boxes, after first spinning off a wholly owned subsidiary to operate the Predecessor's packaging machinery operations in Brazil. Prior to that date, the Predecessor included the results of operations of Igaras in the Consolidated Financial Statements through the date of the sale. Subsequent to December 29, 1994, neither the Company nor the Predecessor consolidates Igaras, but instead reports its investment in Igaras using the equity method of accounting.

(C) Net (Loss) Income for the nine months ended December 31, 1996 and the year ended December 31, 1994 included an Extraordinary Loss on Early Extinguishment of Debt of $10.3 million and $7.9 million, respectively, net of tax where applicable, as described in Note 22 in Notes to Consolidated Financial Statements.

(D) Net Income for the year ended December 31, 1993 included a charge of $2.2 million, net of tax, for the cumulative effect of a change in accounting for postemployment benefits.

(E) Includes amounts invested in packaging machinery and capitalized interest. Additions in 1995, 1994, and 1992 included $13.2 million, $7.8 million and $201.5 million, respectively, related to the acquisition of businesses.

(F) Pro Forma EBITDA is defined as consolidated net income (exclusive of non-cash charges resulting from purchase accounting during the nine months ended December 31, 1996) before consolidated interest expense, consolidated income taxes, consolidated depreciation and amortization, cost of timber harvested and other non-cash charges deducted in determining consolidated net income and extraordinary items and the cumulative effect of accounting changes and earnings of, but including dividends from, non-controlled affiliates calculated in accordance with definitions in the Senior Secured Credit Agreement (as defined in Item 7) and the Indentures (as defined in Item 7) and on a pro forma basis to exclude Other Costs (see Note 18 in Notes to Consolidated Financial Statements) of the Predecessor. The Company believes that EBITDA provides useful information regarding the Company's debt service ability, but should not be considered in isolation or as a substitute for the Consolidated Statements of Operations or cash flow data.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On March 27, 1996, Holding, through its wholly owned subsidiaries, acquired all of the outstanding shares of common stock of RIC. On such date, Acquisition Corp. was merged in the Merger into RIC. RIC, as the surviving corporation of the Merger, became a wholly owned subsidiary of RIC Holding. On March 28, 1996, RIC transferred substantially all of its properties and assets to Riverwood, other than the capital stock of Riverwood, and RIC was merged in the Subsequent Merger into RIC Holding. Thereupon, Riverwood was renamed "Riverwood International Corporation." Upon consummation of the Subsequent Merger, RIC Holding, as the surviving corporation in the Subsequent Merger, became the parent company of Riverwood.

The Merger was accounted for as a purchase in accordance with APB Opinion No. 16 "Business Combinations" ("APB 16"). Purchase accounting results in increased cost of sales, amortization and depreciation. Additionally, the new capital structure has resulted and will continue to result in higher reported interest expense. The consolidated financial statements for periods prior to March 28, 1996 have been prepared on the historical cost basis using accounting principles that had been adopted by RIC. The Company's consolidated balance sheet at December 31, 1996 is not comparable with the December 31, 1995 historical balance sheet of the Predecessor. As a result of the Merger, purchase accounting and the effect of discontinued operations, operating results subsequent to the Merger are not comparable in all material respects to the operating results prior to the Merger.

On October 18, 1996, the Company sold substantially all of the assets of the U.S. Timberlands/Wood Products business segment for cash of approximately $550 million. In addition, the buyer assumed certain specified preclosing liabilities. Under the terms of the agreement for such sale, the Company and the buyer, Plum Creek Timber Company, L.P., entered into a twenty-year supply agreement with a ten-year renewal option for the purchase by the Company, at market-based prices, of a majority of the West Monroe Mill's requirements for pine pulpwood and residual chips, as well as a portion of the Company's needs for hardwood pulpwood at the West Monroe Mill. The Company did not realize any gain or loss on the sale. The operating results for the U.S. Timberlands/Wood Products business segment have been classified as discontinued operations for the period beginning March 28, 1996 and ending October 18, 1996 (the date of the sale) in the Consolidated Statements of Operations. Discontinued operations have not been segregated in the Consolidated Statements of Cash Flows nor have they been reclassified as discontinued operations in the Predecessor's Consolidated Statements of Operations and Consolidated Balance Sheets. See "- Financial Condition, Liquidity and Capital Resources."

In connection with the Merger, the Company entered into a credit agreement (the "Senior Secured Credit Agreement") with certain lenders providing for senior secured credit facilities with aggregate commitments not to exceed $1,550 million (the "Senior Secured Credit Facilities"), including a $1,150 million term loan facility (the "Term Loan Facility") and a $400 million revolving credit facility (the "Revolving Facility"). In addition, Riverwood International Machinery, Inc. ("RIMI"), a wholly owned subsidiary of Riverwood, entered into a credit agreement (the "Machinery Credit Agreement," and together with the Senior Secured Credit Agreement, the "Credit Agreements") providing for a $140 million secured revolving credit facility (the "Machinery Facility," and together with the Senior Secured Credit Facilities, the "Facilities") with certain lenders for the purpose of financing or refinancing packaging machinery. In connection with the sale of substantially all of the assets of the U.S. Timberlands/Wood Products business segment, (i) the Company applied the sale proceeds to repay outstanding borrowings under the Term Loan Facility and the Revolving Facility and (ii) financial and other covenants in the Credit Agreements have been modified. See "- Financial Condition, Liquidity and Capital Resources." In connection with the Merger, the Company also completed an offering (the "Notes Offering") of $250 million aggregate principal amount of 10 1/4% Senior Notes due 2006 (the "Senior Notes") and $400 million aggregate principal amount of 10 7/8% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes" and together with the Senior Notes, the "Notes").

Under the terms and definitions of the Senior Secured Credit Agreement and the indentures (the "Indentures") for the Notes, certain expenses and costs are excluded from the Company's Net (Loss)

Income in determining EBITDA (as defined below), including amortization, depreciation or expenses associated with the write-up of inventory, fixed assets and intangible assets in accordance with APB 16 and APB Opinion No. 17, "Intangible Assets", collectively referred to as the "Purchased Asset Costs."

During the nine-month period ended December 31, 1996, the Company's (Loss) Income from Operations and Income from Discontinued Operations included Purchased Asset Costs as follows (in thousands of dollars):

                                          Coated                                          Total            Dis-
                                          Board           Container-                      Continuing       continued
Description                               System          board          Corporate        Operations       Operations
---------------------------------------------------------------------------------------------------------------------
Cost of sales                             $   581         $ --           $    --           $   581         $ --
Depreciation expense                       10,472          2,687              --            13,159          2,277
Amortization of intangible assets           2,576           --                --             2,576           --
---------------------------------------------------------------------------------------------------------------------
Net impact on income from
operations                                $13,629         $2,687         $    --           $16,316         $2,277
=====================================================================================================================

In the fourth quarter of 1996, the Company adopted the Last-in, First-out ("LIFO") method of determining the cost of principally all its inventories effective March 28, 1996. Prior to the fourth quarter of 1996, the Company determined the cost of all its inventory using the First-in, First-out ("FIFO") method. Accordingly, the second and third quarters of 1996 have been restated to reflect the adoption of the LIFO method effective March 28, 1996. For a discussion of the impact of this accounting change on the consolidated financial statements, see Note 23 in Notes to Consolidated Financial Statements and "Selected Quarterly Financial Data (Unaudited)" in Item 8 of this Form 10-K.

General

The Company reports its results in two business segments: Coated Board System and Containerboard. On October 18, 1996, the Company sold substantially all of the assets of the U.S. Timberlands/Wood Products business segment. The operating results of the U.S. Timberlands/Wood Products business segment have been classified as discontinued operations for the period beginning March 28, 1996 through the date of the sale. The results of operations of the U.S. Timberlands/Wood Products business segment have not been reclassified as discontinued operations in the Predecessor's Consolidated Statements of Operations. The Coated Board System business segment includes the production and sale of coated board for packaging cartons from the West Monroe Mill, Macon Mill and Swedish Mill; converting operations facilities in the United States, Australia and Europe; and the design, manufacture and installation of packaging machinery related to the assembly of beverage cartons. The Containerboard business segment includes the production and sale of linerboard, corrugating medium and kraft paper from paperboard mills in the United States. The discontinued U.S. Timberlands/Wood Products business segment included timberlands and operations engaged in the supply of pulpwood to the West Monroe Mill from the Company's former U.S. timberlands, as well as the manufacture and sale of lumber and plywood.

The table below sets forth Net Sales, Income (Loss) from Operations and consolidated net income (exclusive of non-cash charges resulting from purchase accounting during the nine months ended December 31, 1996) before consolidated interest expense, consolidated income taxes, consolidated depreciation and amortization, cost of timber harvested and other non-cash charges deducted in determining consolidated net income and extraordinary items and the cumulative effect of accounting changes and earnings of, but including dividends from non-controlled affiliates ("EBITDA"), calculated in accordance with definitions in the Senior Secured Credit Agreement and the Indentures and on a pro forma basis to exclude Other Costs (see below and Note 18 in Notes to Consolidated Financial Statements) of the Predecessor ("Pro Forma EBITDA"). The Company believes that EBITDA provides useful information regarding the Company's debt service ability, but should not be considered in isolation or as a substitute for the Consolidated Statements of Operations or cash flow data.

(In thousands of dollars)                            Company                                       Predecessor
-------------------------------------------------------------------  --------------------------------------------------------------
                                                   Nine months              Three months            Year Ended          Year Ended
                                                      ended                    ended               December 31,        December 31,
                                                December 31, 1996          March 27, 1996              1995               1994
-------------------------------------------------------------------  --------------------------------------------------------------
Net Sales (Segment Data):
  Coated Board System                            $    749,688               $    234,608           $  1,007,123       $   793,983
  Containerboard                                      102,424                     25,496                192,497           342,614
  U.S. Timberlands/Wood Products                           -                      37,336                159,749           164,944
  Intersegment Eliminations                                -                      (3,791)               (17,065)          (18,753)
-------------------------------------------------------------------  --------------------------------------------------------------
Net Sales                                        $    852,112               $    293,649           $  1,342,304       $ 1,282,788
===================================================================  ==============================================================
Income (Loss) from Operations (Segment Data):
  Coated Board System                            $     54,976               $     24,638           $    103,683       $    89,704
  Containerboard                                      (30,969)                    (5,955)                17,539            23,781
  U.S. Timberlands/Wood Products                            -                     13,868                 49,583            67,645
 Corporate and Eliminations                           (22,588)                   (16,901)               (37,668)          (26,943)
-------------------------------------------------------------------  --------------------------------------------------------------
Income from Operations                           $      1,419               $     15,650           $    133,137       $   154,187
===================================================================  ==============================================================
Pro Forma EBITDA (Segment Data):
  Coated Board System                            $    135,449               $     47,174           $    176,606       $   139,155
  Containerboard                                      (15,624)                    (1,242)                38,403            22,673
  U.S. Timberlands/Wood Products                       44,805                     16,766                 57,805            72,329
  Corporate and Eliminations                          (16,070)                    (6,565)                (9,107)          (23,993)
-------------------------------------------------------------------  --------------------------------------------------------------
Pro Forma EBITDA                                 $    148,560               $     56,133           $    263,707       $  210,164
===================================================================  ==============================================================

Prior to March 28, 1996, the Predecessor Company incurred expenses associated with stock based compensation plans, expenses related to RIC's review of strategic alternatives and provision for environmental reserves. These expenses were classified as Other Costs on the Consolidated Statements of Operations. Stock based compensation expense was allocated to each of the business segments based upon the responsibility of the individuals holding or exercising the stock incentive benefits. During the three months ended March 27, 1996, $1.2 million, $0.1 million, $0.2 million and $0.8 million of stock based compensation expense were allocated to the Coated Board System, Containerboard and U.S. Timberlands/Wood Products business segments and Corporate and Eliminations, respectively, as compared to $7.4 million, $0.9 million, $0.8 million and $8.7 million, respectively for the year ended December 31, 1995, and $0.6 million, $0.2 million, $0.1 million and $0.4 million, respectively, for the year ended December 31, 1994. Expenses related to RIC's review of strategic alternatives and environmental reserves were included in Corporate and Eliminations for business segment reporting purposes.

Business Trends and Initiatives

The Company's cash flow from operations and EBITDA are influenced by sales volume and selling prices for its products and raw material costs, and are affected by a number of significant business, economic and competitive factors. Many of these factors are not within the Company's control. Historically, in the Coated Board System business segment, the Company has experienced stable pricing for its integrated beverage carton products, and cyclical pricing for its folding carton and open market coated board products. The Company's open market coated board sales are affected by competition from competitors' coated board and other substrates - solid bleached sulfate (SBS), recycled clay coated news
(CCN) and, internationally, white lined chip (WLC) - as well as by general market conditions. In the Containerboard business segment, conditions in the cyclical worldwide commodity paperboard markets have a substantial impact on the Company's containerboard sales.

The Company's financial performance during 1996 fell significantly short of its business plan for the year, which had anticipated substantial improvements over 1995 results. Although raw material costs for paperboard generally remained stable or decreased in 1996 as compared to 1995, a number of factors had a substantial negative impact on paperboard sales volumes and selling prices. In the Coated Board System business segment, the Company's open market coated board sales volume in 1996 was approximately 21 percent below 1995 due to a combination of factors. First, excess supply and soft demand drove folding carton substrate pricing down which had a negative impact on both selling price and volume of the Company's coated board. Open market coated board prices fell more rapidly than they had historically, and the Company's delay in lowering its selling prices resulted in a loss of certain customer accounts. Second, product quality problems arising from production issues at the West Monroe Mill also resulted in a loss of certain accounts and applications. The Company's folding carton and coated board open market sales also were negatively impacted in part by a slower than expected recovery of general market conditions in European markets. The Company believes that it has addressed and corrected the West Monroe Mill quality and production issues and, as discussed below, is implementing long-term initiatives designed to rebuild the Company's open market coated board sales volumes, which were substantially below the levels initially planned for 1996. However, weakness in coated board open markets, including depressed prices, continued throughout 1996, and the Company believes this weakness is likely to continue for certain markets, particularly Europe, for the near term.

In the Containerboard business segment, the Company's results were adversely affected by declines in market pricing that began in the latter part of 1995 and continued through 1996. Average transaction selling prices for the Company's containerboard in 1996 were significantly below average transaction prices in 1995. The Company also shifted a limited amount of production from coated board to linerboard in the last half of 1996 to correct imbalances in coated board inventory levels due to softness in worldwide coated board open markets. This action resulted in increased containerboard sales volumes but had a negative impact on the Company's results because of depressed containerboard selling prices. These lower prices have continued through early 1997. In the event that the containerboard market experiences continued weakness and industry inventory levels were to increase as a result, the Company may consider effecting containerboard machine outages at its mills, as it has in the past in response to industry weakness and excess capacity.

The Company is pursuing a number of long-term initiatives designed to improve productivity and profitability while continuing to implement its Coated Board System business strategy. First, the Company has taken actions to rebuild open market coated board sales volumes. The Company has established key account relationships with a number of major independent converters, involving multi-year commitments by the Company to supply a significant portion of these customers' requirements for coated board. The Company is also undertaking a comprehensive, long-term marketing initiative aimed at potential new folding carton applications for coated board. Second, the Company has undertaken a profit-center oriented reorganization of its operations, designed to focus on profitability and to reevaluate its commitment of assets to business sectors with low profitability, and to provide greater control over costs and revenues, as well as managerial autonomy and accountability. A major initial project was the reorganization of the Company's North American beverage operations into three business units, each of which is a separate profit center serving a different customer segment. Third, the Company is implementing a number of cost saving measures, including reorganizing operations to remove duplication and excess overhead, and streamlining and consolidating international and other operations. These measures include the sale or closure of the Company's last dedicated folding carton converting plant in the United States, located in Kankakee, Illinois, a packaging machinery manufacturing plant in Marietta, Georgia, a beverage multiple packaging converting plant in Bakersfield, California, and the trucking transportation operations in West Monroe, Louisiana, as well as the consolidation and realignment of certain operations in the United States, Australia and Europe. Finally, the Company has reevaluated and reduced its planned capital expenditures, and is reducing inventory levels without impacting seasonal inventory requirements, as well as considering the sale of surplus assets. There can be no assurance, however, that any of these business initiatives can be successfully implemented or will result in improved cash flows from operations and EBITDA.

1996 COMPARED WITH 1995

RESULTS OF OPERATIONS

The following is a discussion of the Company's results of operations on a pro forma basis. The discussion is based upon the nine-month period ended December 31, 1996, exclusive of the net effect of Purchased Asset Costs made in this period, plus the three-month period ended March 27, 1996, exclusive of Other Costs and the U.S. Timberlands/Wood Products business segment results of operations (the "Year ended December 31, 1996"), in comparison to the year ended December 31, 1995, exclusive of Other Costs and the U.S. Timberlands/Wood Products business segment results of operations as follows:

                                                          Pro Forma                               Pro Forma
                                                          Year ended      % Increase (Decrease)   Year ended
                                                         December 31,           From Prior        December 31,
(In thousands of dollars)                                    1996                Year                1995
--------------------------------------------------------------------------------------------------------------
Net Sales (Segment Data):
   Coated Board System                                   $   984,296               (2.3)          $ 1,007,123
   Containerboard                                            127,920              (33.6)              192,497
--------------------------------------------------------------------------------------------------------------
Net Sales                                                  1,112,216               (7.3)            1,199,620
Cost of Sales                                                937,149               (2.2)              957,951
--------------------------------------------------------------------------------------------------------------
Gross Profit                                                 175,067              (27.6)              241,669
Selling, General and Administrative                          130,821                5.7               123,737
Research, Development and Engineering                          9,349               (4.8)                9,819
Other Expense, net                                             4,487               16.9                 3,838
--------------------------------------------------------------------------------------------------------------
Income from Operations                                   $    30,410              (70.8)          $   104,275
==============================================================================================================
Income (Loss) from Operations (Segment Data):
   Coated Board System                                   $    94,486              (14.9)          $   111,070
   Containerboard                                            (34,117)                --                18,460
   Corporate                                                 (29,959)             (18.6)              (25,255)
--------------------------------------------------------------------------------------------------------------
Income from Operations                                   $    30,410              (70.8)          $   104,275
==============================================================================================================

Paperboard Production

Total tons of paperboard produced at the Company's paper mills for 1996 and 1995, were as follows:

               (In thousands of tons)               1996      1995
               ----------------------------------------------------
               Carrierboard                        606.0      615.1
               Folding cartonboard                 264.1      312.0
               WLC board                           119.6      131.1
               ----------------------------------------------------
               Total Coated Board                  989.7    1,058.2
               Containerboard                      488.0      469.5
               ----------------------------------------------------
                                                 1,477.7    1,527.7
               ====================================================

This tonnage represents production at the Company's paper mills and does not represent shipments or sales of paperboard to customers. Containerboard production included 25,900 tons and 48,400 tons of saleable off-specification coated board for 1996 and 1995, respectively, produced on dedicated coated board paper machines and sold in the Containerboard business segment. The Company's U.S. mill production of containerboard increased by approximately 18,500 tons, while its production of coated board decreased by approximately 68,500 tons in 1996 as compared to 1995. The Company's coated board capacity can also be used for linerboard production when market conditions warrant. During 1996, the Company produced approximately 77,000 tons of linerboard on U.S. coated board paper machines of which approximately 33,000 tons were produced in the third quarter and approximately 43,000 tons were produced in the fourth quarter. This shift in production was a result of the Company's efforts to produce and sell additional linerboard rather than coated board during 1996 to correct imbalances in the coated board inventory levels due to softness in the worldwide coated board open markets. The Company anticipates an insignificant amount of linerboard production on its dedicated coated board paper machines during the first half of 1997 and will review the need for producing linerboard on coated board paper machines in the second half of 1997 based on existing market conditions and the start-up of the second coated board paper machine at the Macon Mill. In addition, the Company took 49 days of unscheduled corrugating medium paper machine outages in the first quarter of 1996 and 15 days of unscheduled coated board paper machine outages during the fourth quarter of 1996 to correct imbalances in medium and coated board inventories, respectively. During 1995, the Company took 94 combined machine operating days of paper machine outages to begin to correct imbalances in containerboard inventories that resulted from weakness in the containerboard industry in 1995. The Company anticipates taking approximately 27 days of unscheduled market-related corrugating medium machine outages in the first quarter of 1997. The second paper machine at the Macon Mill is expected to produce approximately 110,000 tons of linerboard in 1997, and, during the start-up of the conversion to coated board production in the second half of 1997, is expected to produce approximately 50,000 tons of coated board.

Net Sales

As a result of the factors described below, the Company's Net Sales in 1996 declined by $87.4 million, or 7.3 percent, compared with 1995. Net Sales in the Containerboard business segment decreased $64.6 million, or 33.6 percent, to $127.9 million in 1996 from $192.5 million in 1995, due principally to selling price declines as a result of the significant decline in containerboard markets worldwide that began in the latter part of 1995 and continued through 1996, which were partially offset by increased sales volumes. Net Sales in the Coated Board System business segment decreased by $22.8 million in 1996, or 2.3 percent, to $984.3 million from $1,007.1 million in 1995, due primarily to decreased sales volume as a result of an overall decline in demand in folding carton and worldwide coated board open markets, and loss of volume to competitors due to substitution by customers of competing substrates for the Company's coated board in these markets due to pricing pressures, quality and production issues at the West Monroe Mill and other competitive factors. Sales volume in worldwide coated board open markets declined by approximately 86,000 tons, or 21 percent, in 1996 when compared with 1995. These decreases were offset somewhat by increased sales growth in the Company's integrated beverage products markets as well as selling price increases in U.S. integrated beverage markets.

Gross Profit

As a result of the factors discussed below, the Company's Gross Profit for 1996 decreased $66.6 million, or 27.6 percent, to $175.1 million from $241.7 million in 1995. The Company's gross profit margin decreased to 15.7 percent for 1996 from 20.1 percent in 1995. In the Containerboard business segment, Gross Profit decreased $52.4 million in 1996 as compared to 1995, to a loss in 1996 of $27.1 million. This decrease was due principally to selling price declines resulting from the significant decline in containerboard markets worldwide that began in the latter part of 1995 and continued through 1996. In the Coated Board System business segment, Gross Profit decreased by $12.5 million, or 5.8 percent, to $204.7 million in 1996 as compared to $217.2 million in 1995, while its gross profit margin decreased to 20.8 percent in 1996 from 21.6 percent in 1995. The decrease in the gross profit margin percentage resulted principally from a shift in sales from coated board open markets to lower margin U.S. integrated beverage products combined with increased production costs in certain international folding carton markets, lower selling prices in U.S. coated board open markets and unabsorbed fixed costs at the two U.S. paper mills as a result of coated board paper machine outages effected in the fourth quarter of 1996 in order to correct coated board inventory imbalances. These factors were offset somewhat by selling price increases in U.S. domestic integrated beverage markets.

Selling, General and Administrative

Selling, General and Administrative expenses increased $7.1 million, or 5.7 percent, to $130.8 million in 1996 as compared to $123.7 million in 1995, and as a percentage of Net Sales, increased from 10.3 percent in 1995 to 11.8 percent in 1996. This increase is primarily a result of higher warehousing expenses and lower deferral of packaging machine design costs, which were somewhat offset by a decline in incentive compensation expenses.

Research, Development and Engineering

Research, Development and Engineering expenses decreased by $0.5 million, or 4.8 percent, to $9.3 million in 1996.

Other Expenses, net

Other Expenses, net, increased by approximately $0.6 million, or 16.9 percent, to $4.5 million in 1996 primarily as a result of lower sales of minor surplus assets and higher banking fees, partially offset by higher gains on foreign currency transactions.

Income from Operations

Primarily as a result of the factors discussed above, the Company's Income from Operations in 1996 decreased by $73.9 million, or 70.8 percent, to $30.4 million from $104.3 million in 1995, while the Company's operating margin decreased to
2.7 percent in 1996 from 8.7 percent in 1995. Income from Operations in the Containerboard business segment decreased $52.6 million to a loss of $34.1 million in 1996 from Income from Operations of $18.5 million in 1995, primarily as a result of the factors described above. Income from Operations in the Coated Board System business segment decreased $16.6 million, or 14.9 percent, to $94.5 million in 1996 from $111.1 million in 1995, while the operating margin decreased to 9.6 percent from 11.0 percent for 1995, primarily as a result of the factors described above.

INTEREST INCOME, INTEREST EXPENSE, INCOME TAXES, EQUITY IN NET EARNINGS OF AFFILIATES, DISCONTINUED OPERATIONS AND EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT

Interest Income

Interest Income decreased $1.0 million to $1.0 million in the Year ended December 31, 1996 from the same period in 1995, primarily as a result of lower average balances of cash and equivalents and marketable securities in 1996 as compared to 1995.

Interest Expense

Interest Expense increased $66.5 million to $172.2 million in the Year ended December 31, 1996 from 1995 primarily as a result of incremental indebtedness incurred in connection with the Merger. During the Years ended December 31, 1996 and 1995, the Company capitalized interest of $2.5 million and $2.3 million, respectively. Amortization of deferred debt issuance costs, exclusive of the amount recognized as an extraordinary loss on early extinguishment of debt (see "- Extraordinary Loss on Early Extinguishment of Debt"), for the Years ended December 31, 1996 and 1995 was $12.4 million and $2.7 million, respectively. The increase in the amortization of deferred debt issuance costs in 1996 is a result of significantly higher deferred debt issuance costs incurred in connection with the above mentioned incremental borrowings.

Income Tax Expense (Benefit)

During the Year ended December 31, 1996, the Company recognized an income tax expense of $0.7 million on a Loss from Continuing Operations before Income Taxes and Equity in Net Earnings of Affiliates of $154.1 million. This expense differed from the statutory federal income tax rate primarily because of valuation allowances established on net operating loss carryforward tax assets in the United States and certain international locations where the realization of such benefits is less likely than not. During 1995, the Predecessor received $16.1 million of gross dividends from its equity investment in Igaras, of which $12.1 million was a special dividend. Accordingly, the Predecessor recognized the related income taxes and withholding taxes on these dividends. As a result, the effective income tax rate for 1995 was 64 percent.

Equity in Net Earnings of Affiliates

Equity in Net Earnings of Affiliates comprises primarily the Company's equity in net earnings of Igaras, which is accounted for under the equity method of accounting. Equity in Net Earnings of Affiliates decreased $12.4 million to $22.5 million for the Year ended December 31, 1996, primarily as a result of the significant decline in containerboard markets worldwide. During 1996, the Company received dividends from Igaras of approximately $5.0 million. Under the Igaras joint venture agreement, Igaras is required to pay dividends equal to at least 25 percent of its net profits.

Discontinued Operations

On October 18, 1996, the Company sold substantially all of the assets of the U.S. Timberlands/Wood Products business segment for cash of approximately $550 million. The Company did not recognize any gain or loss on the sale. Net Sales in the U.S. Timberlands/Wood Products business segment decreased by $28.0 million, or 19.6 percent, in 1996 as compared to 1995, due principally to the partial year of sales reported in 1996 and to decreased plywood selling prices, partially offset by higher lumber selling prices. Excluding the effects of Purchased Asset Costs for 1996, and excluding Other Costs for periods prior to the Merger, Income from Operations in the U.S. Timberlands/Wood Products business segment increased $1.5 million, or 3.0 percent, in 1996 as compared to 1995, primarily as a result of lower log costs and increased selling prices for lumber.

Extraordinary Loss on Early Extinguishment of Debt

In October 1996, the Company applied the proceeds from the sale of the U.S. Timberlands/Wood Products business segment to loans outstanding under the Term Loan Facility and to outstanding borrowings under the Revolving Credit Facility. This early retirement of debt resulted in a non-cash extraordinary charge in 1996 of $10.3 million, net of income taxes of zero, relating to the write-off of deferred debt issuance costs.

1995 COMPARED WITH 1994

RESULTS OF OPERATIONS

Excluding Other Costs and including the operations of the U.S. Timberlands/Wood Products business segment, Income from Operations for 1995 and 1994 was as follows:

                                                                                    %Increase
                                                            Year Ended              (Decrease)             Year Ended
(In thousands of dollars)                                December 31, 1995       from Prior Year        December 31, 1994
----------------------------------------------------------------------------------------------------------------------------
Income from Operations (Excluding Other Costs):
   Coated Board System                                       $111,070                  23.0                 $ 90,279
   Containerboard                                              18,460                 (23.0)                  23,975
   U.S. Timberlands/Wood Products                              50,378                 (25.6)                  67,726
   Corporate and Eliminations                                 (25,255)                 (4.7)                 (26,491)
----------------------------------------------------------------------------------------------------------------------------
Income from Operations                                       $154,653                  (0.5)                $155,489
============================================================================================================================

Paperboard Production

Total tons of paperboard produced at the Predecessor's paper mills for 1995 and 1994, were as follows:

      (In thousands of tons)             1995            1994
      -------------------------------------------------------
      Carrierboard                      615.1           484.2
      Folding cartonboard               312.0           246.4
      WLC board                         131.1           127.2
      -------------------------------------------------------
      Total coated board              1,058.2           857.8
      Containerboard, (excluding
        production from Igaras)         469.5           605.7
      -------------------------------------------------------
                                      1,527.7         1,463.5
      =======================================================

The Predecessor's U.S. mill production of coated board increased by approximately 196,500 tons, while its production of containerboard decreased by approximately 136,200 tons in 1995 as compared to 1994. Containerboard production included 48,400 tons and 39,500 tons of saleable off-specification coated board for 1995 and 1994, respectively, produced on dedicated coated board paper machines and sold in the containerboard business segment. For comparative purposes, containerboard production in 1994 is presented as if the sale of approximately 50 percent of Igaras occurred as of December 31, 1993. In 1994, the Predecessor completed a two-year construction project to upgrade over half of the 525,000 ton annual linerboard capacity at its Macon Mill in order to convert production from linerboard to coated board (the "Macon Conversion"). With this accomplished, dedicated annual linerboard capacity decreased by 275,000 tons and will gradually be replaced as production of coated board at the Macon Mill reaches the machine's design capacity of 300,000 tons. Total production of coated board from the Macon Mill during 1995 and 1994 was approximately 230,600 and 80,200 tons, respectively. From its acquisition in mid-1992 through the first quarter of 1994, most of the Macon Mill operations were reported in the Containerboard business segment. Beginning in the second quarter of 1994, the coated board portion of these operations has been reported in the Coated Board System business segment.

Net Sales

As a result of the factors described below, Net Sales in 1995 increased by $59.5 million, or 4.6 percent, compared with 1994. Net Sales in the Coated Board System business segment increased by $213.1 million, or 26.8 percent, due principally to increased worldwide volume in most coated board markets, and to a lesser extent, increased selling prices in most coated board open markets, higher revenues in European integrated beverage markets and the positive effect on sales volumes of the acquisition of the converting facility in France. These increases were partially offset by decreased volume in European folding carton markets in 1995 and a decrease in packaging machinery leasing revenues in comparison to 1994 results, which benefited from the introduction in 1994 of a new packaging machinery program. Net Sales in the Containerboard business segment decreased by $150.1 million, or 43.8 percent, in 1995 compared with 1994. Excluding the operations of Igaras, which were consolidated in 1994 and included net sales of $155.1 million in this business segment in 1994, Net Sales in the Containerboard business segment increased $5.0 million, or 2.7 percent, due primarily to selling price increases in the first half of 1995 which were offset significantly by a decrease in volume resulting from the Macon Conversion and lower demand in the containerboard market worldwide that began in the third quarter of 1995 and continued through the fourth quarter of 1995. Although containerboard selling prices in 1995 were higher than 1994, the Predecessor had experienced selling price decreases for containerboard since the beginning of the third quarter of 1995. Net Sales in the U.S. Timberlands/Wood Products business segment decreased by $5.2 million, or 3.1 percent, due principally to selling price and volume decreases in lumber which were somewhat offset by increased plywood selling prices.

Gross Profit

As a result of the factors discussed below, Gross Profit for 1995 increased $4.7 million, or 1.6 percent, from 1994. The gross profit margin decreased to 21.8 percent for 1995 from 22.4 percent for 1994. Excluding the operations of Igaras, which were consolidated in 1994 and accounted for as an equity investment in 1995, Gross Profit increased $57.4 million, or 24.5 percent in 1995, while the gross profit margin increased to 21.8 percent from 20.8 percent in 1994. Gross Profit in the Coated Board System business segment increased $39.5 million, or
22.2 percent in 1995, while its gross profit margin decreased to 21.6 percent from 22.4 percent in 1994. The increase in Gross Profit was the result of increased volume and selling prices in most worldwide coated board markets and lower domestic converting costs as the Predecessor incurred higher costs in 1994 to meet U.S. beverage market demand that exceeded the Predecessor's U.S. converting capacity. In 1995, the Predecessor increased its converting capacity through the addition of new converting presses and equipment that significantly reduced costs incurred from subcontracting carton production. The increase in Gross Profit was partially offset by an increase in the cost of coated board production as a result of increased recycled fiber costs, higher fixed costs at the Macon Mill and increased production costs at the Macon Mill during the start-up period following the Macon Conversion. Additionally, lower packaging machinery leasing revenues and the effect of acquisitions of converting facilities in each of France and the United States reduced the Coated Board System business segment's gross profit margin in 1995 as compared to 1994. In the Containerboard business segment, Gross Profit decreased $27.5 million, or
52.0 percent, to $25.4 million in 1995 from $52.9 million in 1994, with a 1995 gross profit margin of 13.2 percent. Excluding the operations of Igaras, which were included in this business segment in 1994, Gross Profit increased $25.3 million from $0.1 million in 1994. The increase in Gross Profit was due principally to higher containerboard selling prices worldwide which were offset in part by higher costs of recycled fiber, higher costs at the Macon Mill, and unabsorbed fixed costs at both the West Monroe and Macon Mills as a result of 94 combined machine operating days of paper machine outages effected in order to begin to correct imbalances in containerboard inventories that resulted from weakness in the containerboard industry in late 1995. Gross Profit in the U.S. Timberlands/Wood Products business segment decreased by $8.9 million, or 15.0 percent, in 1995, and the gross profit margin decreased to 31.6 percent from
36.1 percent in 1994 due principally to selling price and volume decreases for lumber which were partially offset by higher plywood selling prices and lower log costs relating to a change in the estimate of ultimate yield of timber. Based on improved measurements of existing volume and growth rates, the Predecessor adjusted its estimate in 1995 of the total future yield of timber to be harvested resulting in a lower unit rate of cost of timber harvested, which in turn reduced cost of timber harvested by $6.7 million.

Selling, General and Administrative

Selling, General and Administrative expenses decreased $4.9 million, or 3.7 percent, in 1995 compared with 1994, and as a percent of Net Sales, decreased to
9.4 percent in 1995 from 10.2 percent in 1994. Excluding the operations of Igaras, which were reported on a consolidated basis in 1994, Selling, General and Administrative expenses increased $10.5 million, or 9.0 percent, in 1995 compared with 1994, and as a percentage of Net Sales, decreased to 9.4 percent in 1995 from 10.3 percent in 1994. The increase in Selling, General and Administrative expenses was primarily a result of increases in selling and marketing expenses to support the Predecessor's efforts to further penetrate worldwide coated board markets.

Research, Development and Engineering

Research, Development and Engineering expenses in 1995 versus 1994 increased by $0.6 million, or 5.9 percent, to $9.9 million, primarily due to a higher level of packaging machinery engineering costs associated with expanding packaging machinery operations.

Other Costs

Other Costs increased $20.2 million to $21.5 million in 1995 from $1.3 million in 1994. The increase in Other Costs was the result of $16.5 million of increased expenses associated with the stock based compensation plans and $3.7 million of costs relating to the Predecessor's review of strategic alternatives. The increase in stock based compensation expense was the result of both an increase in the Predecessor's common stock closing price on the New York Stock Exchange (the "Closing Price") at December 31, 1995 as compared to December 31, 1994, and from the exercise of stock based compensation benefits throughout 1995 at prices that exceeded the December 31, 1994 Closing Price. The Predecessor's common stock closed at $19.125 per share and $15.625 per share at December 31, 1995 and 1994, respectively.

Other (Expense) Income, net

Other (Expense) Income, net, decreased $9.9 million to a net expense of $1.5 million in 1995 from income of $8.4 million in 1994. This decrease was primarily due to an $8.9 million pretax gain on the sale of certain oil and gas mineral rights on the Predecessor's U.S. timberlands in 1994 and higher amortization expense on certain intangible assets in 1995.

Income from Operations

As a result of the above factors, Income from Operations in 1995 decreased by $21.1 million, or 13.7 percent, to $133.1 million from 1994, while the operating margin decreased to 9.9 percent from 12.0 percent. Excluding the operations of Igaras which were consolidated in 1994 and Other Costs recorded in 1995 and 1994, Income from Operations increased by $33.8 million, or 28.0 percent, while the operating margin increased to 11.5 percent from 10.7 percent. Income from Operations in the Coated Board System business segment increased $14.0 million, or 15.6 percent, in 1995 compared to 1994. Excluding Other Costs recorded in the Coated Board System business segment in 1995 and 1994, the Coated Board System's Income from Operations increased $20.8 million, or 23.0 percent, to $111.1 million in 1995 compared to $90.3 million in 1994, while the operating margin remained relatively constant from year to year, primarily as a result of the factors described above. Income from Operations in the Containerboard business segment decreased $6.3 million to $17.5 million in 1995 from $23.8 million in 1994. Excluding the operations of Igaras which were included in this business segment in 1994, and excluding Other Costs recorded in 1995 and 1994, Income from Operations increased $29.1 million to $18.5 million in 1995 from a loss of $10.6 million in 1994, while the operating margin increased to 9.6 percent in 1995, primarily as a result of the factors described above. Income from Operations in the U.S. Timberlands/Wood Products business segment decreased $18.0 million, or 26.6 percent, to $49.6 million in 1995 compared to 1994. Excluding Other Costs recorded in 1995 and 1994, and the $8.9 million pretax gain on the sale of certain oil and gas mineral rights included in this business segment in 1994, Income from Operations in the U.S. Timberlands/Wood Products business segment decreased $8.4 million, or 14.4 percent, to $50.4 million in 1995, while the operating margin decreased to 31.5 percent from 35.7 percent in 1994, primarily as a result of the factors described above.

INTEREST INCOME, INTEREST EXPENSE, INCOME TAXES, EQUITY IN NET EARNINGS OF AFFILIATES AND EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT

Interest Income

Interest Income decreased by $1.5 million, or 42.6 percent, to $2.0 million in 1995. Excluding the interest income related to Igaras, Interest Income decreased by $0.6 million in 1995 as compared to 1994 due to lower average balances of cash and equivalents and marketable securities.

Interest Expense

Compared with 1994, Interest Expense increased by $12.5 million, or 13.4 percent, to $105.7 million from $93.2 million. Capitalized interest in 1995 decreased to $2.3 million from $23.0 million in 1994, due primarily to the completion of the Macon Conversion in late 1994. Excluding interest expense related to Igaras in 1994, gross interest expense remained unchanged in 1995 as compared to 1994.

Income Taxes

The Predecessor had income tax expense of $18.8 million and $54.2 million in 1995 and 1994, respectively, on Income from Continuing Operations before Income Taxes and Equity in Net Earnings of Affiliates of $29.4 million and $64.4 million, respectively.

During 1995, the Predecessor received $16.1 million of dividends from Igaras, of which amount $12.1 million was a special dividend. Accordingly, the Predecessor recognized the related income taxes and withholding taxes on these dividends which resulted in an effective income tax rate of 64 percent. Excluding the tax effects of the special dividend from Igaras, the Predecessor's effective income tax rate for 1995 was approximately 45 percent.

On December 29, 1994, the Predecessor sold approximately 50 percent of its investment in Igaras for $100 million in cash after first spinning off a wholly owned subsidiary to operate the packaging machinery operations in Brazil. Prior to that date, the Predecessor owned 100 percent of Igaras. As a result of the sale of its investment in Igaras, the Predecessor recorded a pretax loss of $0.6 million and an income tax expense of approximately $27.5 million in 1994. The gain on this sale was significantly higher for income tax purposes than for financial reporting purposes, resulting in the additional income tax expense in 1994. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), these additional income taxes were not recognized until the sale was apparent. In the first quarter of 1994, the Predecessor recognized a tax benefit of $0.8 million, primarily relating to a tax law change that reduced the Swedish statutory federal tax rate from 30 percent to 28 percent. Excluding the effects of the items described above, the Predecessor's effective income tax rate for 1994 was approximately 42 percent.

Equity in Net Earnings of Affiliates

Equity in Net Earnings of Affiliates, which was $34.9 million in 1995, comprised the Predecessor's equity in net earnings of Igaras under the equity method of accounting.

During 1995, the Predecessor received gross dividends from Igaras totaling $16.1 million, including a special dividend of $12.1 million received in December 1995.

Extraordinary Loss on Early Extinguishment of Debt

On June 30, 1994, the Predecessor used the proceeds of new borrowings to prepay approximately $179 million principal of notes payable to insurance companies and banks and to pay related accrued interest and expenses of refinancing. This early extinguishment of debt resulted in an extraordinary charge to 1994 net earnings of approximately $7.9 million, net of income taxes of approximately $5.0 million.

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

Cash Flows

Cash and equivalents increased by approximately $25 million in the nine months ended December 31, 1996, primarily as a result of $1,135 million of net cash provided by financing activities, offset in part by $1,095 million and $16 million of net cash used in investing and operating activities, respectively. Cash used in investing activities related principally to the acquisition of RIC and to purchases of property, plant and equipment, offset somewhat by the sales of assets. See "-Liquidity and Capital Resources - Capital Expenditures."

Depreciation, amortization and cost of timber harvested during the nine months ended December 31, 1996 totaled approximately $100.8 million. The Company expects depreciation and amortization expense for 1997 to be approximately $125 million to $130 million.

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

Liquidity and Capital Resources

Generally

The Company's liquidity needs arise primarily from debt service on the substantial indebtedness incurred in connection with the Merger and from the funding of its capital expenditures. As of December 31, 1996, the Company had outstanding approximately $1,579 million of indebtedness, consisting primarily of $650 million aggregate principal amount of the Notes, $750 million in term loan borrowings under the Term Loan Facility and additional amounts under the Revolving Facility, the Machinery Facility and other debt issues and facilities (see Note 10 in Notes to Consolidated Financial Statements). Proceeds from the sale of substantially all of the assets of the U.S. Timberlands/Wood Products business segment were used to pay down, in October 1996, a significant portion of the Company's senior secured indebtedness. See "-Debt Service."

Historical Financing Arrangements

With certain limited exceptions, the debt of RIC and its subsidiaries at the date of the Merger was substantially refinanced or replaced in connection with the Merger. RIMI was party to sale and leaseback arrangements with respect to packaging machinery, under which arrangements RIMI sold and leased back certain of its packaging machinery, and then subleased them to customers under machinery use agreements. The Company has terminated such sale and leaseback arrangements and refinanced them under the $140 million Machinery Facility.

Debt Service

Principal and interest payments under the Facilities and interest payments on the Notes represent significant liquidity requirements for the Company. With respect to the Term Loan Facility, the Company applied $400.0 million of the proceeds from the sale of substantially all of the assets of the U.S. Timberlands/Wood Products business segment to repay term loans under the Term Loan Facility, including approximately $375.0 million of tranche "A" term loans, approximately $18.4 million of tranche "B" term loans and approximately $6.6 million of tranche "C" term loans. Scheduled term loan principal payments under the Term Loan Facility have been reduced to reflect this application of proceeds. Annual term loan amortization requirements under the Term Loan Facility will be approximately $1.0 million, $3.0 million, $28.0 million, $80.2 million, $124.7 million, $173.0 million, $184.1 million and $156.0 million for each of the years 1997 through 2004, respectively. The Company applied the remaining proceeds from such sale to pay outstanding revolving credit borrowings under the Revolving Facility. This application of proceeds did not involve any Revolving Facility commitment reduction. Such commitment remains at $400 million.

The Revolving Facility will mature in March 2003 and the $140 million Machinery Facility will mature in March 2001, with all amounts then outstanding becoming due. The loans under the Facilities bear interest at floating rates based upon the interest rate option elected by the Company. The Senior Notes and the Senior Subordinated Notes bear interest at rates of 10 1/4% and 10 7/8%, respectively. As a result of the substantial indebtedness incurred in connection with the Merger, the Company's interest expense has increased and has had a greater proportionate impact on net income in comparison to pre-Merger periods. Interest expense in 1997 is expected to be approximately $170 million to $175 million.

The Company uses interest rate swap and cap agreements to fix or cap a portion of its variable rate Term Loan Facility to a fixed rate in order to reduce the impact of interest rate changes on future income. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense related to the debt. At December 31, 1996, the Company had interest rate swap agreements (with a notional amount of $250 million), under which the Company will pay fixed rates of 6.07 percent to 6.38 percent and receive three-month LIBOR and 7.0 percent, three-month LIBOR cap agreements (with a notional amount of $400 million) that expire through November 30, 1998.

Capital Expenditures

In connection with the Merger, the Company acquired assets with a fair value of approximately $3,096 million (including cash of $26 million) and assumed liabilities of approximately $1,606 million.

Capital spending for the nine months ended December 31, 1996 was approximately $132 million. The Company is in the process of modifying the pulp mill at the Macon Mill and converting the second linerboard paper machine at the Macon Mill to coated board production. The cost of the pulp mill modification was approximately $32 million and was completed in early 1997 while the paper machine conversion is expected to cost approximately $85 million and is expected to be completed in mid-1997. For the nine months ended December 31, 1996, capital spending on these two projects totaled approximately $44 million. To date, these projects are on budget and on schedule. Other capital spending during this period related primarily to increasing paper production efficiencies, increasing converting capacity, and manufacturing packaging machinery. Additionally, at the date of the Merger, the Company reacquired packaging machinery and purchased a converting press, totaling $47 million, that were previously financed under operating lease arrangements. Total capital spending for the twelve months ended December 31, 1997 is expected to be approximately $155 million, which represents a reduction from the Company's previous planned capital expenditures, and is expected to relate principally to the pulp mill modification, the conversion of the second paper machine at the Macon Mill and the production of packaging machinery.

During the nine months ended December 31, 1996, the Company sold assets for gross proceeds of approximately $555 million which consisted primarily of substantially all of the assets of the U.S. Timberlands/Wood Products business segment and the machinery and equipment of the Company's last dedicated folding carton converting plant in the United States, located in Kankakee, Illinois.

Financing Sources and Cash Flows

During the nine months ended December 31, 1996, Holding completed an offering of shares of Holding Common Stock to certain members of management and key employees (the

"Management Investors") of the Company. During the nine months ended December 31, 1996, the Company issued 111,900 shares of Holding Common Stock to the Management Investors for gross proceeds of $11.2 million. See Note 11 in Notes to Consolidated Financial Statements.

The amount under the Revolving Facility that remained undrawn as of December 31, 1996, was approximately $299 million. Undrawn Revolving Facility availability is expected to be used to pay taxes and other remaining costs of the Merger of approximately $46 million and to meet future working capital and other business needs of the Company. In connection with the Merger, the Company terminated its then existing sale and leaseback arrangements with respect to packaging machinery and replaced them with the $140 million Machinery Facility, of which approximately $25 million was utilized at December 31, 1996. The Company's Australian bank lender agreed to keep its $37 million Australian revolving facility in place following the closing of the Subsequent Merger, and certain other debt and credit facilities existing prior to the Merger have been maintained as well. At December 31, 1996, approximately $27 million was outstanding under this revolving facility. Subsequent to December 31, 1996, the commitment for the Australian revolving facility was reduced to approximately $32 million. The Company anticipates pursuing additional working capital financing for its foreign operations as its needs may require, and possibly implementing a receivables securitization program.

The Company believes that cash generated from operations, together with amounts available under the Revolving Facility, the Machinery Facility and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company's future financial and operating performance, ability to service or refinance the Notes and to repay, extend or refinance the Facilities and ability to comply with the covenants and restrictions contained in its debt agreements, including the Credit Agreements and the Indentures (see "- Covenant Restrictions"), will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control, and will be substantially dependent on its ability to successfully implement its overall business strategy, as well as initiatives to improve profitability. See "-Business Trends and Initiatives."

While the Company believes that Igaras has adequate liquidity, the Company shares control of Igaras with its joint venture partner and future dividend payments from Igaras, if any, would be subject to restrictions in the joint venture agreement and would reflect only the Company's interest of 50 percent. Under the Igaras joint venture agreement, Igaras is required to pay dividends equal to at least 25 percent of its net profits. Due to currency fluctuations, inflation and changes in political and economic conditions, earnings from Brazilian operations have been subject to significant volatility. There can be no assurance that such volatility will not recur in the future.

In connection with and following the Merger, the Company decided in 1996 to exit certain businesses and operating activities, including the sale or closure of the Company's last dedicated folding carton converting plant in the United States, located in Kankakee, Illinois, a packaging machinery manufacturing plant in Marietta, Georgia, a beverage multiple packaging converting plant in Bakersfield, California and the trucking transportation operations in West Monroe, Louisiana, as well as the consolidation and realignment of certain operations in the United States, Australia and Europe. The cost of exiting these businesses and operating activities was approximately $40.9 million which was accrued as a purchase accounting adjustment. The costs relate principally to the severance of approximately 750 employees, relocation and other plant closure costs. At December 31, 1996, $32.6 million of this total was included in Other accrued liabilities in the Consolidated Balance Sheets and is expected to be paid out primarily in 1997 and 1998.

Covenant Restrictions

In connection with the sale of substantially all of the assets of the U.S. Timberlands/Wood Products business segment, financial and other covenants in the Company's Credit Agreements have been modified to reflect the sale as well as the Company's financial results and market and operating conditions.
Covenant modifications under the Credit Agreements included the addition of a minimum

EBITDA requirement, the elimination of a maximum leverage ratio, the reduction of the interest coverage ratio, the reduction of minimum consolidated net worth requirements, the reduction in capital expenditure limits and a reduction in management stock repurchase limits. The initial application of the interest coverage covenant under the Credit Agreements was as of December 1996. The Company was in compliance with the covenants in the Credit Agreements at December 31, 1996.

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

Environmental Matters

The Company is committed to compliance with all applicable environmental laws and regulations throughout the world. Environmental law is, however, dynamic rather than static. As a result, costs, which are unforeseeable at this time, may be incurred when new laws are enacted, and when environmental agencies promulgate or revise rules and regulations.

In late 1993, the EPA proposed regulations (generally referred to as the "cluster rules") that would mandate more stringent controls on air and water discharges from United States pulp and paper mills. In 1996, the EPA released additional clarification of the proposed cluster rules. Based on this new information, the Company expects that the cluster rules may be finally promulgated in 1997 and estimates the capital spending that may be required to comply with the cluster rules could reach $55 million to be spent at its two United States paper mills over an eight-year period beginning in 1997.

The DEQ notified the Predecessor by letters, dated December 19, 1995, that the Predecessor may be liable for the remediation of the release or threat of release of hazardous substances at a wood treatment site in Shreveport, Louisiana that the Predecessor or its predecessor previously operated, and at a former oil refinery site in Caddo Parish, Louisiana that the Company currently owns. Neither the Company nor the Predecessor ever operated the oil refinery. In response to the DEQ, the Company has provided additional information to the DEQ concerning these sites and has commenced its own evaluation of any claims and remediation liabilities for which it may be responsible. The Company received a letter from the DEQ dated May 20, 1996, requesting a plan for soil and groundwater sampling of the wood treatment site. The Company first met with the DEQ on July 18, 1996, and then submitted a soil sampling plan to the DEQ. The Company expects approval of this sampling plan in the first half of 1997. On September 6, 1996, the Company received from the DEQ a letter requesting remediation of the former oil refinery site in Caddo Parish, Louisiana. The Company met with the DEQ on February 17, 1997 to discuss these matters. The DEQ has requested that the Company enter into a cooperative agreement to perform a phased-in approach for evaluating soil and groundwater conditions at the Shreveport site. The Company is in discussions with the DEQ regarding the participation of other responsible parties in any clean-up of hazardous substances at both of these sites.

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

International Operations

At December 31, 1996, approximately 21 percent of the Company's total net assets were denominated in currencies other than the U.S. dollar. The Company has significant operations in countries that use the Swedish krona, the British pound sterling, the German mark, the Spanish peseta, the French franc or the Australian dollar as their functional currencies. The offsetting effect of generally stronger U.S. dollar currency exchange rates in Britain and Australia and the effect of weaker U.S. dollar currency exchange rates in Sweden, Germany, Spain and France combined to produce a cumulative net translation adjustment gain of approximately $8 million, which was recorded as an adjustment to shareholders' equity for the nine months ended December 31, 1996. The magnitude and direction of this adjustment in the future depends on the relationship of the U.S. dollar to other currencies. The Company cannot predict major currency fluctuations. The Company's revenues from export sales fluctuate with changes in foreign currency exchange rates. The Company pursues a currency hedging program in order to limit the impact of foreign currency exchange fluctuations on financial results. See "-Financial Instruments."

Financial Instruments

The functional currency for most of the Company's international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to shareholders' equity. Gains and losses on foreign currency transactions are included in Other (Expense) Income, net, in the Consolidated Statements of Operations for the period in which the exchange rate changes.

The Company pursues a currency hedging program which utilizes derivatives to limit the impact of foreign currency exchange fluctuations on its consolidated financial results. Under this program, the Company enters into forward exchange and option contracts in the normal course of business to hedge certain foreign currency denominated transactions. Realized and unrealized gains and losses on these forward contracts are included in the measurement of the basis of the related foreign currency transaction when recorded. The premium on an option contract is accounted for separately and amortized to Other (Expense) Income, net, over the term of the contract. These instruments involve, to varying degrees, elements of market and credit risk in excess of the amounts recognized in the Consolidated Balance Sheets. The Company does not hold or issue financial instruments for trading purposes.

Fluctuations in U.S. Currency Exchange Rates

Fluctuations in U.S. dollar currency exchange rates did not have a significant impact on Net Sales, Gross Profit, operating expenses or Income from Operations of the Company or Predecessor or any of their business segments during the nine months ended December 31, 1996, the three months ended March 31, 1996 or for either of the years ended December 31, 1995 and 1994.

Impact of Inflation

In the United States, the inflation rate was approximately 3 percent for 1996. In both Europe and Australia, where the Company has manufacturing facilities, the inflation rate for 1996 was approximately 2 percent. Net sales from international operations during the nine months ended December 31, 1996 amounted to approximately $303 million, or 33 percent of the Company's combined Net
Sales for the nine months ended December 31, 1996.

Relating to the Merger

U.S. Taxes

Pursuant to an election under section 338(h)(10) of the Internal Revenue Code of 1986, as amended ("IRC") the Merger has been treated for income tax purposes as a taxable sale of the assets of RIC and a taxable sale of the assets of RIC's subsidiaries to which such election applies. As a result, following the Merger the tax basis of the assets of the Company are substantially equal to their fair market value. The excess of the Merger consideration over the fair market value of the taxable net assets is deductible over 15 years for federal income tax purposes. The Company's future taxable income will be reduced by such amortization deductions and increased depreciation and other deductions resulting from the stepped-up tax basis of those assets, together with deductions for interest on indebtedness and certain other expenses incurred in connection with the Merger.

For periods prior to the Merger, the Predecessor had historically been included in the consolidated federal and certain combined state income tax returns of a company formerly known as Manville Corporation ("Manville"). For periods after the Merger, the Company will now be included in the consolidated federal and certain combined state income tax returns of Holding.

Pursuant to a previously existing tax sharing agreement between the Company and Manville (the "Tax Sharing Agreement"), the Company was required to make tax sharing payments to Manville (or Manville to make tax sharing payments to the Company in certain cases) with respect to the Company's share of consolidated federal and combined state and local income tax liabilities, generally computed as if the Company were the parent of a separate consolidated group of companies. The Tax Sharing Agreement was terminated upon the closing of the Merger.

The Tax Matters Agreement, dated as of October 25, 1995, among Manville, RIC, RIC Holding and Acquisition Corp. (the "Tax Matters Agreement") was entered into in connection with the Merger. The Tax Matters Agreement requires the Company to make tax sharing payments to Manville (or Manville to make tax sharing payments to the Company in certain cases), calculated in a manner generally consistent with past practices under the Tax Sharing Agreement, with respect to the Company's share of consolidated federal and combined state and local income tax liabilities for all pre-closing periods, excluding taxes associated with the election under IRC Section 338(h)(10), to the extent such amounts have not previously been paid pursuant to the Tax Sharing Agreement.

Pursuant to the Tax Matters Agreement, Manville will bear the federal and combined state taxes and the Company will bear the separate state taxes associated with the election under Section IRC 338 (h)(10).

The Tax Matters Agreement further requires Manville to bear the risk of federal and state tax audits, and the Company to bear the risk of foreign tax audits for periods prior to the Merger.

Information Concerning Forward-Looking Statements

Certain of the statements contained in this report (other than the financial statements and other statements of historical fact), including, without limitation, statements as to management's expectations and belief presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements. Forward-looking statements are made based upon management's expectations and belief concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. There are certain important factors that could cause actual results to differ materially from estimates reflected in such forward-looking statements, including changes in the level of sales volume of coated board for beverage cartons and folding cartons, as well as for containerboard, in the United States and abroad, changes in selling prices of the products of the Company or its competitors, the Company's ability to realize cost savings from productivity improvements and changes in the market for raw materials which could impact the Company's production costs. For a discussion of additional significant factors that impact the Company's operations, see "- Business Trends and Initiatives".

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

Accounting Changes

In the fourth quarter of 1996, the Company adopted the LIFO method of determining the cost of principally all its inventories effective March 28, 1996. Prior to the fourth quarter of 1996, the Company determined the cost of principally all its inventory using the FIFO method. The Company believes that the LIFO method results in a better matching of current costs with current revenues. Additionally, the LIFO method is widely used in the paper products industry. This change in accounting principle was applied retroactively. Accordingly, the second and third quarters of 1996 have been restated to reflect the adoption of the LIFO method effective March 28, 1996 (see Note 23 in Notes to Consolidated Financial Statements and "Selected Quarterly Financial Data" in
Item 8 of this Form 10-K).

Effective January 1, 1996, the Predecessor adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangible assets, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangible assets to be disposed of. The adoption of SFAS No. 121 by the Predecessor did not have a significant impact on its operations.

ITEM 8. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                       Page
                                                                       ----
Riverwood Holding, Inc.:

   Consolidated Balance Sheets                                           34

   Consolidated Statements of Operations                                 36

   Consolidated Statements of Cash Flows                                 37

   Consolidated Statements of Shareholders' Equity                       38

   Notes to Consolidated Financial Statements                            39

   Selected Quarterly Financial Data (Unaudited)                         74

   Management's Report                                                   76

   Reports of Independent Accountants                                    77

Igaras Papeis e Embalagens S.A.:

   Consolidated Balance Sheets                                           79

   Consolidated Statements of Operations                                 81

   Consolidated Statements of Cash Flows                                 82

   Consolidated Statements of Shareholders' Equity                       83

   Notes to Consolidated Financial Statements                            84

   Report of Independent Accountants                                     98

RIVERWOOD HOLDING, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

On March 27, 1996, Holding, through its wholly owned subsidiaries, acquired all of the outstanding shares of common stock of RIC. The purchase method of accounting was used to record assets acquired and liabilities assumed by Holding. As a result of the Merger, purchase accounting and the effect of discontinued operations (see Notes 1 and 25), the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since the financial statements report financial position, results of operations and cash flows of these two separate entities.

                                                                      Company          Predecessor
---------------------------------------------------------------------------------  -----------------
                                                                    December 31,       December 31,
ASSETS                                                                  1996               1995
---------------------------------------------------------------------------------  -----------------
Current Assets:
     Cash and equivalents                                         $       25,157      $       35,870
     Marketable securities                                                   858               1,375
     Receivables, net of allowances                                      153,864             187,621
     Inventories                                                         211,965             193,703
     Prepaid expenses                                                      8,113              23,229
     Deferred tax assets                                                   2,897              18,754
---------------------------------------------------------------------------------  -----------------
Total Current Assets                                                     402,854             460,552

Property, Plant and Equipment, at cost:
     Land and improvements                                                35,761              52,292
     Buildings                                                           117,042             160,388
     Machinery and equipment                                           1,608,182           1,490,420
---------------------------------------------------------------------------------  -----------------
                                                                       1,760,985           1,703,100
Less, Accumulated Depreciation                                            85,768             475,897
---------------------------------------------------------------------------------  -----------------
                                                                       1,675,217           1,227,203
Timber and Timberlands, less cost of timber harvested                          -             238,887

---------------------------------------------------------------------------------  -----------------
Property, Plant and Equipment, net                                     1,675,217           1,466,090

Deferred Tax Assets                                                        1,532               8,333
Investments in Net Assets of Equity Affiliates                           125,030             119,592
Goodwill, net of accumulated amortization of $5,900 in 1996
     and $14,996 in 1995                                                 318,543              59,229
Other Assets                                                             156,969              87,532
---------------------------------------------------------------------------------  -----------------
Total Assets                                                      $    2,680,145      $    2,201,328
=================================================================================  =================

The accompanying notes are an integral part of the consolidated financial statements.

RIVERWOOD HOLDING, INC.
CONSOLIDATED BALANCE SHEETS (continued)
(In thousands of dollars)


                                                         Company    Predecessor
------------------------------------------------------------------ -------------
                                                      December 31,  December 31,
LIABILITIES                                                1996          1995
------------------------------------------------------------------ -------------
Current Liabilities:
     Short-term debt                                  $    18,173   $    60,692
     Accounts payable                                     133,672       114,293
     Compensation and employee benefits                    38,017        56,495
     Income taxes                                          42,031         4,688
     Other accrued liabilities                            112,205        58,384
------------------------------------------------------------------ -------------
Total Current Liabilities                                 344,098       294,552

Long-Term Debt, less current portion                    1,567,259     1,041,221
Debt to Affiliate                                               -        12,573
Deferred Income Taxes                                      19,722       232,195
Other Noncurrent Liabilities                               85,467        58,477
------------------------------------------------------------------ -------------
Total Liabilities                                       2,016,546     1,639,018
------------------------------------------------------------------ -------------
CONTINGENCIES AND COMMITMENTS (Note 15)

REDEEMABLE COMMON STOCK, at current redemption value        9,390             -

SHAREHOLDERS' EQUITY
------------------------------------------------------------------ -------------
Nonredeemable Common Stock                                     75           657
Capital in Excess of Par Value                            751,153       526,814
(Accumulated Deficit) Retained Earnings                  (105,136)       45,309
Cumulative Currency Translation Adjustment                  8,117       (10,470)
------------------------------------------------------------------ -------------
Total Shareholders' Equity                                654,209       562,310
------------------------------------------------------------------ -------------
Total Liabilities and Shareholders' Equity            $ 2,680,145   $ 2,201,328
================================================================== =============

The accompanying notes are an integral part of the consolidated financial statements.

RIVERWOOD HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars)


On March 27, 1996, Holding, through its wholly owned subsidiaries, acquired all of the outstanding shares of common stock of RIC. The purchase method of accounting was used to record assets acquired and liabilities assumed by Holding. As a result of the Merger, purchase accounting and the effect of discontinued operations (see Notes 1 and 25), the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since the financial statements report financial position, results of operations and cash flows of these two separate entities.

                                                          Company                         Predecessor
----------------------------------------------------------------------  ------------------------------------------------------
                                                        Nine months      Three months
                                                            ended           ended          Year ended          Year ended
                                                     December 31, 1996  March 27, 1996  December 31, 1995  December 31, 1994
----------------------------------------------------------------------  ------------------------------------------------------
Net Sales                                                 $ 852,112       $ 293,649       $ 1,342,304       $ 1,282,788
Cost of Sales                                               734,314         232,701         1,050,081           995,238
Selling, General and Administrative                          99,819          30,936           126,191           131,073
Research, Development and Engineering                         7,339           2,031             9,909             9,356
Other Costs                                                      -           11,114            21,516             1,302
Other (Expense) Income, net                                  (9,221)         (1,217)           (1,470)            8,368
----------------------------------------------------------------------  ------------------------------------------------------
Income from Operations                                        1,419          15,650           133,137           154,187
Interest Income                                                 702             329             2,006             3,493
Interest Expense                                            145,845          26,392           105,741            93,243
----------------------------------------------------------------------  ------------------------------------------------------
(Loss) Income from Continuing Operations before
   Income Taxes and Equity in Net Earnings of
   Affiliates                                              (143,724)        (10,413)           29,402            64,437
Income Tax Expense (Benefit)                                  4,180          (3,436)           18,797            54,188
----------------------------------------------------------------------  ------------------------------------------------------
(Loss) Income from Continuing Operations before
   Equity in Net Earnings of Affiliates                    (147,904)         (6,977)           10,605            10,249
Equity in Net Earnings of Affiliates                         17,542           4,927            34,933                 -
----------------------------------------------------------------------  ------------------------------------------------------
(Loss) Income from Continuing Operations                   (130,362)         (2,050)           45,538            10,249
Income from Discontinued Operations,
   net of tax of $0                                          35,546               -                 -                 -
----------------------------------------------------------------------  ------------------------------------------------------
(Loss) Income before Extraordinary Item                     (94,816)         (2,050)           45,538            10,249
Extraordinary Loss on Early Extinguishment of
    Debt, net of tax                                        (10,320)              -                -             (7,872)
----------------------------------------------------------------------  ------------------------------------------------------
Net (Loss) Income                                         $(105,136)      $  (2,050)      $    45,538       $     2,377
======================================================================  ======================================================

The accompanying notes are an integral part of the consolidated financial statements.

RIVERWOOD HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

On March 27, 1996, Holding, through its wholly owned subsidiaries, acquired all of the outstanding shares of common stock of RIC. The purchase method of accounting was used to record assets acquired and liabilities assumed by Holding. As a result of the Merger, purchase accounting and the effect of discontinued operations (see Notes 1 and 25), the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since the financial statements report financial position, results of operations and cash flows of these two separate entities.

                                                                      Company                        Predecessor
--------------------------------------------------------------------------------  --------------------------------------------------
                                                                    Nine months   Three months                           Year ended
                                                                       ended           ended          Year ended          December
                                                               December 31, 1996  March 27, 1996   December 31, 1995      31, 1994
--------------------------------------------------------------------------------  --------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income                                                 $  (105,136)        $ (2,050)        $  45,538         $   2,377
Noncash Items Included in Net (Loss) Income:
     Depreciation, amortization and cost of timber harvested          100,846           24,438            92,646            95,004
     Extraordinary loss on early extinguishment of debt, net           10,320               --                --             7,872
     Deferred income taxes                                               (403)          (3,574)            7,047            34,172
     Pension, postemployment and postretirement benefits
        expense (credit), net of benefits paid                           (553)           1,861              (277)            2,305
     Translation loss                                                      --               --                --             7,609
     Write-off of deferred debt issuance costs                             --               --                --             2,040
     Net gain on sale of assets                                            --               --            (1,781)           (9,409)
     Equity in net earnings of affiliates, net of dividends           (12,136)          (4,927)          (18,818)               --
     Amortization of debt issuance costs                               11,226              619             2,635             2,368
     Other, net                                                           979           (2,350)              278               475
Changes Net of Effects of Acquisitions/Dispositions:
Decrease (Increase) in Current Assets:
     Receivables                                                        7,934           14,737           (30,598)          (33,870)
     Inventories                                                       21,261          (14,659)          (29,075)          (15,040)
     Prepaid expenses                                                  (1,670)           8,298            (3,144)             (591)
(Decrease) Increase in Current Liabilities:
     Accounts payable                                                  (5,833)          18,182             3,484             5,822
     Compensation and employee benefits                                (9,977)         (10,248)            5,669            22,950
     Income taxes                                                         344           (3,343)           (9,969)              722
     Other accrued liabilities                                        (29,267)          12,360             7,024             3,304
Decrease in Other Noncurrent Liabilities                               (4,199)          (2,569)           (2,413)          (10,749)
--------------------------------------------------------------------------------  --------------------------------------------------
Net Cash (Used In) Provided by Operating Activities                   (16,264)          36,775            68,246           117,361
--------------------------------------------------------------------------------  --------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of RIC, net of Cash Acquired                           (1,459,372)              --                --                --
Purchases of Marketable Securities Classified as
    Held-to-Maturity                                                       --               --            (1,375)          (34,948)
Proceeds from the Maturities of Marketable Securities                      78              439             2,630            90,147
Acquisition of Equipment Previously Leased under
    Operating Leases                                                  (46,742)              --                --                --
Purchases of Property, Plant and Equipment                           (132,286)         (44,074)         (156,875)         (232,472)
Payment for Acquisitions, net                                              --               --            (1,087)          (20,819)
Proceeds from Sales of Assets, net of selling costs                   550,727              623            20,669           134,180
Increase in Other Assets                                               (7,407)          (8,004)          (11,401)          (23,177)
--------------------------------------------------------------------------------  --------------------------------------------------
Net Cash Used in Investing Activities                              (1,095,002)         (51,016)         (147,439)          (87,089)
--------------------------------------------------------------------------------  --------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock, net                           760,617              838             2,986               619
Issuance of Debt                                                    1,803,146           12,669             1,500           200,213
Increase in Debt Issuance Costs                                       (89,792)              --                --           (14,909)
Net Increase (Decrease) in Notes Payable                              111,073           (3,000)           45,000           115,000
Payments on Debt                                                     (403,801)          (2,833)          (42,533)         (290,369)
Predecessor Debt Paid at Merger                                    (1,046,690)              --                --                --
Dividends                                                                  --           (2,630)          (10,506)          (10,481)
--------------------------------------------------------------------------------  --------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                 1,134,553            5,044            (3,553)               73
--------------------------------------------------------------------------------  --------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 1,869             (638)              904             1,364
--------------------------------------------------------------------------------  --------------------------------------------------
Net Increase (Decrease) in Cash and Equivalents                        25,156           (9,835)          (81,842)           31,709
Cash and Equivalents at Beginning of Period                                 1           35,870           117,712            86,003
--------------------------------------------------------------------------------  --------------------------------------------------

CASH AND EQUIVALENTS AT END OF PERIOD                             $    25,157         $ 26,035         $  35,870         $ 117,712
================================================================================  ==================================================

The accompanying notes are an integral part of the Consolidated Financial Statements.

RIVERWOOD HOLDING, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of dollars)

On March 27, 1996, Holding, through its wholly owned subsidiaries, acquired all of the outstanding shares of common stock of RIC. The purchase method of accounting was used to record assets acquired and liabilities assumed by Holding. As a result of the Merger, purchase accounting and the effect of discontinued operations (see Notes 1 and 25), the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since the financial statements report financial position, results of operations and cash flows of these two separate entities.

                                                                                                              (Accumulated
                                                                                Nonredeemable     Capital in    Deficit)
                                                                                       Common     Excess of     Retained
PREDECESSOR:                                                                            Stock     Par Value     Earnings
--------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1993                                                      $      655    $  523,211    $   18,381
     Net Income                                                                             -             -         2,377
     Currency translation adjustment                                                        -             -             -
     Issuance of 36,411 shares of Common Stock                                              -           619             -
     Dividends of $0.16 per share on Common Stock                                           -             -       (10,481)
     Pension liability adjustment                                                           -             -             -
--------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1994                                                             655       523,830        10,277
     Net Income                                                                             -             -        45,538
     Currency translation adjustment                                                        -             -             -
     Issuance of 162,052 shares of Common Stock                                             2         2,984             -
     Dividends of $0.16 per share on Common Stock                                           -             -       (10,506)
--------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1995                                                             657       526,814        45,309
     Net (Loss)                                                                             -             -        (2,050)
     Currency translation adjustment                                                        -             -             -
     Issuance of 43,148 shares of Common Stock                                              -           846             -
     Dividends of $0.04 per share on Common Stock                                           -             -        (2,630)
--------------------------------------------------------------------------------------------------------------------------
BALANCES AT MARCH 27, 1996                                                         $      657    $  527,660    $   40,629
==========================================================================================================================
COMPANY:
--------------------------------------------------------------------------------------------------------------------------
BALANCES AT MARCH 28, 1996                                                         $        -    $        1    $        -
     Net (Loss)                                                                             -             -      (105,136)
     Currency translation adjustment                                                        -             -             -
     Issuance of 7,000,000 shares of Class A Common Stock                                  70       699,930             -
     Issuance of 500,000 shares of Class B Common Stock                                     5        49,995             -
     Stock Issuance Costs                                                                   -          (451)            -
     Adjustment to redemption value of Redeemable Common Stock                              -         1,678             -
--------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1996                                                      $       75    $  751,153    $ (105,136)
==========================================================================================================================
                                                                                   Cumulative
                                                                                    Currency        Pension             Total
                                                                                   Translation      Liability        Shareholders'
PREDECESSOR:                                                                        Adjustment      Adjustment          Equity
----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1993                                                       $ (37,926)       $ (4,182)         $ 500,139
     Net Income                                                                             -               -              2,377
     Currency translation adjustment                                                   19,415               -             19,415
     Issuance of 36,411 shares of Common Stock                                              -               -                619
     Dividends of $0.16 per share on Common Stock                                           -               -            (10,481)
     Pension liability adjustment                                                           -           4,182              4,182
----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1994                                                         (18,511)              -            516,251
     Net Income                                                                             -               -             45,538
     Currency translation adjustment                                                    8,041               -              8,041
     Issuance of 162,052 shares of Common Stock                                             -               -              2,986
     Dividends of $0.16 per share on Common Stock                                           -               -            (10,506)
----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1995                                                         (10,470)              -            562,310
     Net (Loss)                                                                             -               -             (2,050)
     Currency translation adjustment                                                     (989)              -               (989)
     Issuance of 43,148 shares of Common Stock                                              -               -                846
     Dividends of $0.04 per share on Common Stock                                           -               -             (2,630)
----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT MARCH 27, 1996                                                          $ (11,459)       $      -          $ 557,487
==================================================================================================================================
COMPANY:
----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT MARCH 28, 1996                                                          $       -        $      -         $        1
     Net (Loss)                                                                             -               -           (105,136)
     Currency translation adjustment                                                    8,117               -              8,117
     Issuance of 7,000,000 shares of Class A Common Stock                                   -               -            700,000
     Issuance of 500,000 shares of Class B Common Stock                                     -               -             50,000
     Stock Issuance Costs                                                                   -               -               (451)
     Adjustment to redemption value of Redeemable Common Stock                              -               -              1,678
----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1996                                                       $   8,117        $      -          $ 654,209
==================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

RIVERWOOD HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Holding and its wholly owned subsidiaries RIC Holding and Acquisition Corp. were incorporated in 1995 to acquire the stock of RIC.

On March 27, 1996, Holding, through its wholly owned subsidiaries, acquired all of the outstanding shares of common stock of RIC. On such date, Acquisition Corp. was merged into RIC. RIC, as the surviving corporation in the Merger, became a wholly owned subsidiary of RIC Holding. On March 28, 1996, RIC transferred substantially all of its properties and assets to Riverwood, other than the capital stock of Riverwood, and RIC was merged into RIC Holding. Thereupon, Riverwood was renamed "Riverwood International Corporation." Upon consummation of the Subsequent Merger, RIC Holding, as the surviving corporation in the Subsequent Merger, became the parent company of Riverwood.

Holding and its subsidiaries RIC Holding and Acquisition Corp. conducted no significant business other than in connection with the Merger and related transactions through March 27, 1996.

In connection with the Merger, the purchase method of accounting was used to establish and record a new cost basis for the assets acquired and liabilities assumed. The difference between the purchase price and the fair market values of the assets acquired and liabilities assumed was recorded as goodwill.

The allocation of the $1,459.4 million net cash paid for the acquisition is summarized as follows:

                 (In thousands of dollars)
                 ------------------------------------------------
                 Current assets                   $   412,165
                 Property, plant and equipment      2,130,012
                 Intangible assets                    385,819
                 Other noncurrent assets              137,476
                 Liabilities                       (1,606,100)
                 ------------------------------------------------
                 Total                            $ 1,459,372
                 ================================================

The consolidated financial statements presented herein for the periods prior to March 28, 1996, represent the Predecessor's financial position, results of operations and cash flows prior to the Merger and, consequently, are stated on the Predecessor's historical cost basis. The consolidated financial statements as of December 31, 1996, and for nine months then ended, reflect the adjustments which were made to record the Merger. On October 18, 1996, the Company sold substantially all of the assets of the U.S. Timberlands/Wood Products business segment. The operating results for the U.S. Timberlands/Wood Products business segment have been classified as discontinued operations for the period beginning March 28, 1996 and ending October 18, 1996 (the date of sale) in the Consolidated Statements of Operations. Discontinued operations have not been segregated in the Consolidated Statements of Cash Flows nor have they been reclassified as discontinued operations in the Predecessor's Consolidated Statements of Operations and Consolidated Balance Sheets. Accordingly, the financial statements of the Predecessor for periods prior to March 28, 1996 are not comparable in all material respects with the financial statements subsequent to the date of the Merger. The most significant differences relate to discontinued operations and to amounts recorded in connection with the Merger for inventory, property, plant and equipment, intangibles and debt which resulted in increased cost of sales, amortization, depreciation and interest expense in the nine months ended December 31, 1996 and will continue to do so in future periods.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) PRINCIPLES OF CONSOLIDATION

The following is a summary of significant accounting policies of the Company. For a summary of the Predecessor's significant accounting policies, please refer to the Predecessor's financial statements incorporated by reference in the annual report filed with the Securities and Exchange Commission on Form 10-K dated December 31, 1995.

The accompanying consolidated financial statements include all of the accounts of Riverwood Holding, Inc. and its subsidiaries. The accompanying consolidated financial statements include the worldwide operations of the paperboard, packaging and packaging machinery businesses and through the date of sale (see
Note 25), the wood products business. All significant transactions and balances between the consolidated operations have been eliminated.

The Company's international subsidiaries are principally consolidated and reported on the basis of fiscal years ending November 30 and interim quarterly periods ending on a date approximately one month prior to the U.S. quarterly periods. The U.S. quarterly periods are generally on a 13-week basis ending on a Saturday; however, the length of the first and fourth quarters will vary depending upon the calendar.

The Company accounts for investments in which it has a 20 percent to 50 percent ownership interest and for corporate joint ventures using the equity method.

(B) CASH AND EQUIVALENTS

Cash and equivalents include time deposits, certificates of deposit and other marketable securities with original maturities of three months or less.

(C) MARKETABLE SECURITIES

Marketable securities are investments in debt securities with maturities in excess of three months and are valued at amortized cost, which approximates market. All marketable securities at December 31, 1996 and 1995 were classified as held-to-maturity, and have various maturity dates which do not exceed one year.

(D) INVENTORIES

Inventories are stated at the lower of cost or market. Cost of inventories is determined principally on the last-in, first-out ("LIFO") basis. Average cost bases are used to determine the cost of supplies inventories.

(E) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Betterments, renewals and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance charges are expensed as incurred. The Company's cost and related accumulated depreciation applicable to assets retired or sold are removed from the accounts and the gain or loss on disposition is recognized in income.

Interest is capitalized on major projects. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Capitalized interest was approximately $2.0 million, $0.5 million, $2.3 million and $23.0 million in the nine month period ended December 31, 1996, the three month period ended March 27, 1996, and the years ended December 31, 1995 and 1994, respectively.

(F) DEPRECIATION, AMORTIZATION AND COST OF TIMBER HARVESTED

Depreciation and amortization are principally computed using the straight-line method based on the following estimated useful lives of the related assets:

         Buildings                                 10 to 40 years
         Land improvements                          3 to 20 years
         Machinery and equipment                    2 to 40 years
         Furniture and fixtures                     1 to 12 years
         Automobiles and light trucks               2 to 5 years

For certain major capital additions, the Company computes depreciation on the units-of-production method until the asset's designed level of production is achieved and sustained.

Cost of timber harvested was based on unit cost rates calculated using the total estimated yield of timber to be harvested and the unamortized timber costs.

The Company assesses its long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, the Company projects future cash flows, undiscounted and before interest, over the remaining life of such assets. If these projected cash flows are less than the carrying amount, an impairment would be recognized, resulting in a write-down of assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets.

Goodwill is amortized on a straight-line basis over 40 years. The cost of patents, licenses and trademarks is amortized on a straight-line basis over 15 to 20 years. The related amortization expense is included in Other (Expense) Income, net, in the Consolidated Statements of Operations. The Company assesses goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, the Company projects future cash flows, undiscounted and before interest, over the remaining life of the goodwill. If these projected cash flows are less than the carrying amount of the goodwill, an impairment would be recognized, resulting in a write down of goodwill with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amount of the goodwill and the undiscounted future cash flows before interest.

(G) CAPITALIZATION AND AMORTIZATION OF CERTAIN COSTS

Certain pre-operating and start-up costs are incurred during the process of bringing major projects into production. Such costs are deferred until the project becomes commercially operational. These costs are then amortized over a five-year period. Included in Other Assets were $0.8 and $12.9 million of unamortized, pre-operating and start-up costs at December 31, 1996 and 1995, respectively.

(H) INTERNATIONAL CURRENCY

The functional currency for most of the international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to Shareholders' Equity. Gains and losses on foreign currency transactions are included in Other (Expense) Income, net, in the Consolidated Statements of Operations for the period in which the exchange rate changes.

The Company enters into forward exchange contracts to hedge certain foreign currency denominated exposures and option contracts to hedge anticipated transactions denominated in foreign currency. Realized and unrealized gains and losses on these contracts are included in Other (Expense) Income, net, in the Consolidated Statements of Operations. The discount or premium on a forward exchange contract is included in the measurement of the basis of the related foreign currency transaction when recorded. The premium on an option contract is accounted for separately and amortized to Other (Expense) Income, net, over the term of the contract.

The Igaras operations are in a highly inflationary economy and use the U.S. dollar as the functional currency. Therefore, in accordance with accounting standards, certain assets of this entity were translated at historical exchange rates and all translation adjustments were reflected in the Consolidated Statements of Operations in 1994 when the Brazilian operations were consolidated (see Note 27). Certain amounts reported as exchange gains and losses associated with these Brazilian operations were reflected on a gross basis against the Net Sales and Cost of Sales line items in 1994. The effect of this accounting treatment was to decrease Net Sales and Cost of Sales for Brazilian operations, thereby reflecting actual U.S. dollar prices and terms and reducing the financial reporting effects of hyperinflation. All other Brazilian translation gains and losses were included in Other (Expense) Income, net.

(J) INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109. The Standard requires, among other things, the use of the liability method of computing deferred income taxes. Under the liability method, the effect of changes in corporate tax rates on deferred income taxes is recognized currently as an adjustment to income tax expense. The liability method also requires that deferred tax assets or liabilities be recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. A valuation allowance is established for deferred tax assets when it is more likely than not that the benefits of such assets will not be realized.

Income taxes are provided at rates applicable in the countries in which the income is earned. Investment tax credits granted by various countries are accounted for as reductions of income tax expense in the year in which the related expenditures become eligible for investment benefit under applicable tax regulations.

(K) REVENUE RECOGNITION

The Company recognizes revenue primarily when goods are shipped to customers. Revenues from packaging machinery use agreements are recognized on a straight-line basis over the term of the agreements.

(L) INSURANCE RESERVES

It is the Company's policy to self-insure or fund a portion of certain expected losses related to group health benefits. Provisions for losses expected are recorded based on the Company's estimates, on an undiscounted basis, of the aggregate liabilities for known claims and estimated claims incurred but not reported.

(M) ENVIRONMENTAL REMEDIATION RESERVES

The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for such losses are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

(N) USE OF ESTIMATES

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

NOTE 3 - RECEIVABLES

The components of receivables at December 31 were as follows:

       (In thousands of dollars)     Company           Predecessor
       -----------------------------------------  ------------------------------
                                      1996                1995
       -----------------------------------------  ------------------------------
       Trade                       $ 138,587           $ 178,845
       Less, allowance                   829               1,476
       -----------------------------------------  ------------------------------
                                     137,758             177,369
       Other                          16,106              10,252
       -----------------------------------------  ------------------------------
                                   $ 153,864           $ 187,621
       =========================================  ==============================

Selling, General and Administrative expenses included provisions for losses on receivables of $1.0 million in the nine month period ended December 31, 1996, $0.2 million in the three month period ended March 27, 1996, $0.6 million in fiscal year 1995 and $0.1 million in fiscal year 1994.

NOTE 4 -  FINANCIAL INSTRUMENTS

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include foreign currency forward exchange and option contracts and interest rate swap and cap agreements. These instruments involve, to varying degrees, elements of market and credit risk in excess of the amounts recognized in the Consolidated Balance Sheets. The Company does not hold or issue financial instruments for trading purposes.

The Company enters into forward exchange contracts to hedge substantially all accounts receivable and certain accounts payable resulting from transactions denominated in nonfunctional currencies. The purpose of the forward exchange contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from the collection of the hedged accounts receivable or payment of the hedged accounts payable will be adversely affected by changes in exchange rates. At December 31, 1996 and 1995, the Company and the Predecessor had various forward exchange contracts, with maturities ranging up to one year, to exchange nonfunctional currencies for functional currencies (to hedge accounts receivable and payable denominated in non-functional currencies). When aggregated and measured in U.S. dollars at year-end exchange rates, these forward exchange contracts totaled approximately $60.0 million and $74.6 million at December 31, 1996 and 1995, respectively. Generally, unrealized gains and losses resulting from these contracts are recognized currently in operations and approximately offset corresponding unrealized gains and losses recognized on the hedged accounts receivable or accounts payable.

The Predecessor also entered into forward contracts to hedge the debt incurred in connection with the acquisition of a beverage and folding carton converting business in France (see Note 27). The Company assumed these forward contracts in the Merger. The purpose of the forward contract was to protect the Company from the risk that the eventual functional currency cost of the debt incurred in connection with the acquisition would be adversely affected by changes in exchange rates. At December 31, 1996 and 1995, these forward contracts totaled approximately $5.7 million and $11.3 million, respectively. Unrealized losses resulting from these forward contracts were not significant at both December 31, 1996 and 1995.

During 1996 and 1995, the Company and the Predecessor entered into option contracts to hedge certain anticipated foreign currency transactions. The purpose of the option contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from anticipated foreign currency transactions will be adversely affected by changes in exchange rates. At December 31, 1996 and 1995, various option contracts existed, with maturities ranging up to six and nine months, respectively. When aggregated and measured in U.S. dollars at year-end exchange rates, the notional amounts under these purchased option contracts totaled approximately $40.4 million and $35.3 million at December 31, 1996 and 1995, respectively. Option contract premiums are amortized over the term of the contract. Gains, if any, related to these contracts are recognized in income when the anticipated transaction occurs. Total gains recognized on option contracts during the nine month period ended December 31, 1996, the three-month period ended March 27, 1996, and fiscal years 1995 and 1994 totaled approximately $0.1 million, nil, $2.1 million and $0.1 million, respectively. At both December 31, 1996 and 1995, unrealized gains on these option contracts were nil. Also included as part of its option contracts at December 31, 1995, the Predecessor had outstanding call spreads that operated as an initial option contract cost reduction device. When aggregated and measured in U.S. dollars at year-end exchange rates, these call spreads totaled approximately $11.3 million at December 31, 1995. There were no call spreads outstanding at December 31, 1996. Gains and losses resulting from call spreads are recognized currently in operations based on quoted market prices. Net gains resulting from call spreads recognized during the nine months ended December 31, 1996, the three months ended March 27, 1996, and fiscal years 1995 and 1994 totaled approximately nil, $0.1 million, $0.3 million and $0.2 million, respectively.

The Company uses interest rate swap and cap agreements to fix or cap a portion of its variable rate Term Loan Facility to a fixed rate in order to reduce the impact of interest rate changes on future income. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense related to the debt. At December 31, 1996, the Company had interest rate swap agreements (with a notional amount of $250 million) under which the Company will pay fixed rates of 6.07 percent to 6.38 percent and receive three-month LIBOR. At December 31, 1996, the Company capped its three-month LIBOR interest rate exposure to 7.0 percent under cap agreements (with a notional amount of $400 million) that expire through November 30, 1998.

The Company's customers are not concentrated in any specific geographic region, but are concentrated in certain industries. Customers of the Coated Board System business segment include the beverage and packaged foods industries. Customers of the Containerboard business segment include integrated and non-integrated containerboard converters. Customers of the U.S. Timberlands/Wood Products business segment (through the date of sale, see Note 25) included building material suppliers and related brokers. During the nine months ended December 31, 1996, one customer accounted for approximately 11 percent of the Company's net sales. During the three months ended March 27, 1996 and the years ended December 31, 1995 and 1994, no single customer accounted for more than 10 percent of the Predecessor's net sales. There were no significant accounts receivable from a single customer at December 31, 1996 and 1995. The Company reviews a customer's credit history before extending credit. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

The following methods and assumptions were used to estimate the fair value of each category of financial instrument for which it is practicable to estimate that value:

   CASH, EQUIVALENTS, MARKETABLE SECURITIES, NONTRADE RECEIVABLES AND SHORT TERM BORROWINGS

   The carrying amount of these instruments approximates fair value due to their short-term nature.

   LONG-TERM DEBT

   The fair value of long-term debt is based on quoted market prices or the discounted cash flows method.

   FORWARD EXCHANGE AND OPTION CONTRACTS

   The fair value of forward and option contracts is based on notional amounts at quoted market prices.

   INTEREST RATE SWAP AND CAP AGREEMENTS

   The fair value of interest rate swap and cap agreements is based on notional amounts and adjusted for quoted market prices by counter parties.

The carrying amounts and estimated fair value of the Company's financial instruments as of December 31 were as follows:

   (In thousands of dollars)                                  Company                      Predecessor
--------------------------------------------------------------------------------  ------------------------------
                                                               1996                            1995
--------------------------------------------------------------------------------  ------------------------------
                                                     Carrying          Fair          Carrying         Fair
                                                      Amounts          Value          Amounts         Value
--------------------------------------------------------------------------------  ------------------------------
     Cash, equivalents and marketable
         securities                                $    26,015     $    26,015      $    37,245    $    37,245
     Nontrade receivables                          $    16,106     $    16,106      $    10,252    $    10,252
     Short-term borrowings                         $     6,919     $     6,919      $    10,489    $    10,489
     Long-term debt                                $ 1,578,513     $ 1,521,444      $ 1,103,997    $ 1,170,548
     Currency forward exchange contracts           $    65,666     $    65,518      $    85,861    $    86,297
     Currency option contracts                     $        90     $       196      $       156    $       151
     Interest rate swap contracts                  $         -     $    (1,689)     $         -    $         -
     Interest rate cap contracts                   $       992     $       160      $         -    $         -
================================================================================  ==============================

NOTE 5 - INVENTORIES

The major classes of inventories at December 31 were as follows:

-------------------------------------------  -----------------------------------
(In thousands of dollars)        Company          Predecessor
-------------------------------------------  -----------------------------------
                                  1996               1995
-------------------------------------------  -----------------------------------
   Finished goods            $    89,412        $    67,336
   Work-in-process                12,496             19,941
   Raw materials                  71,075             61,298
   Supplies                       38,982             45,128
-------------------------------------------  -----------------------------------
                             $   211,965        $   193,703
===========================================  ===================================

Inventories in the amount of $33.0 million and $121.1 million at December 31, 1996 and 1995, respectively, were valued using the first-in, first-out ("FIFO") or average cost method. The balance of the inventories was valued using the LIFO method (see Note 23). The excess of current values over amounts for financial reporting purposes was $1.5 million and $29.4 million at December 31, 1996 and 1995, respectively. The Predecessor valued its U.S. inventories principally on the LIFO basis while all international inventories were valued on the FIFO basis.

In connection with the Merger, the Company adjusted its inventory balances to its estimated fair value which resulted in the elimination of the Predecessor's LIFO reserve of approximately $28.3 million and a write-up of the acquired inventory to a value which exceeded the Predecessor's FIFO cost by approximately $16.3 million. The write-up to inventory is charged to cost of sales when, and if, the March 27, 1996 LIFO base inventory layers are liquidated. Approximately $0.6 million of this fair value write-up of inventories was charged to cost of sales during the nine months ended December 31, 1996.

As it relates to discontinued operations (see Note 25), the Company wrote up its acquired inventory to a value which exceeded the Predecessor's FIFO cost of approximately $2.7 million and such inventory was included in the value of the assets sold as no liquidation of base inventory layers occurred in the discontinued operations inventories through the date of sale.

NOTE 6 -  INVESTMENTS IN NET ASSETS OF  EQUITY AFFILIATES

The major components of Investments in Net Assets of Equity Affiliates at December 31 were as follows:

(In thousands of dollars)            Company           Predecessor
-----------------------------------------------  -------------------------------
                                      1996                1995
-----------------------------------------------  -------------------------------
   Equity investment in
        Igaras                   $    121,163         $    118,177
   Other equity investments             3,867                1,415
-----------------------------------------------  -------------------------------
                                 $    125,030         $    119,592
===============================================  ===============================

Investments are accounted for using the equity method of accounting. The most significant of these investments is Igaras. On December 29, 1994, Predecessor sold approximately 50 percent of its investment in Igaras to Companhia Suzano Papel e Celulose, S.A. ("Suzano") for $100 million in cash after first spinning off a wholly owned subsidiary to operate its packaging machinery operations in Brazil. Prior to that date, the Predecessor owned 100 percent of Igaras. The results of operations of Igaras are consolidated with the Predecessor's results of operations through the date of sale. In connection with the Merger, Suzano received an additional share of common stock of Igaras, and as a result, the Company and Suzano each own 50 percent of the common stock of Igaras.

As of December 29, 1994, the Company (and prior to the Merger, the Predecessor) has the ability to exercise significant influence, but not control, over the operating and financial policies of Igaras. The agreement governing the Igaras joint venture relationship specifies that each party has equal representation on the board of directors and each party exercises equal influence over Igaras's accounting and operating activities. Accordingly, the Company reports its investment in Igaras using the equity method of accounting. The following unaudited pro forma data summarize the results of operations for 1994 as if the sale of approximately 50 percent of Igaras had occurred prior to 1994, and the equity method was used to record Predecessor's interest in Igaras's 1994 results of operations.

                           For  the Year Ended December 31, 1994
                                        (In thousands of dollars)
                                                      (unaudited)
--------------------------------------------------------------------------------
   Net Sales                                    $     1,129,633
   Cost of Sales                                        894,940
   Selling, General and Administrative                  115,733
   Research, Development, and Engineering                 9,220
   Other Costs                                            1,302
   Other Income, net                                     11,653
--------------------------------------------------------------------------------
   Income from Operations                               120,091
   Interest Income                                        2,550
   Interest Expense                                      85,175
--------------------------------------------------------------------------------
   Income before Income Taxes, Equity in Net
     Earnings of Affiliate and Extraordinary Item        37,466
   Income Taxes                                          18,818
   Equity in Net Earnings of Affiliate                    9,869
--------------------------------------------------------------------------------
     Income before Extraordinary Item           $        28,517
================================================================================

The following represents the summarized balance sheet information for Igaras as of December 31:

(In thousands of dollars)            Company        Predecessor
--------------------------------------------  -----------------
                                      1996              1995
--------------------------------------------  -----------------
Current Assets                       $87,543           $109,985
Noncurrent Assets                   $286,382           $243,369
Current Liabilities                  $70,678            $90,278
Noncurrent Liabilities               $31,964            $26,465
Shareholders' Equity                $271,283           $236,611
============================================  =================

The following represents the summarized income statement information for Igaras for the nine months ended December 31, 1996, the three months ended March 27, 1996 and the year ended December 31, 1995:

(In thousands of dollars)    Company                  Predecessor
-----------------------------------------  -------------------------------------
                        Nine Months ended  Three Months ended     Year ended
                        December 31, 1996   March 27, 1996     December 31, 1995
-----------------------------------------  -------------------------------------
Net Sales                     $175,116          $59,582             $275,551
Cost of Sales                  117,615           38,962              139,011
-----------------------------------------  -------------------------------------
Gross Profit                  $ 57,501          $20,620             $136,540
=========================================  =====================================
Income from Operations         $42,350          $14,521             $108,532
Net Income                     $34,552          $10,113              $70,010
=========================================  =====================================

During the nine month period ended December 31, 1996, the three month period ended March 27, 1996 and the year ended December 31, 1995, paperboard was sold to Igaras totaling approximately $4.8 million, $0.3 million and $6.0 million, respectively. The amount of the carrying value of the investment in Igaras at December 31, 1996 differs from the underlying equity in net assets by $14.5 million and relates to the write-down of this investment to estimated fair value in purchase accounting and to the elimination of profit in Igaras's ending inventory. The amount of the carrying value of the investment in Igaras at December 31, 1995 differs from the underlying equity in net assets by $0.1 million and relates to the elimination of profit in Igaras's ending inventory. Included in Receivables at December 31, 1996 and 1995 were amounts due from Igaras of $4.2 million and $0.6 million, respectively.

The amount of the Company's portion of Igaras's undistributed earnings at December 31, 1996 and 1995 was approximately $12.2 million and $32.8 million, respectively. The amount of dividends received from Igaras during the nine months ended December 31, 1996, the three months ended March 27, 1996 and the year ended December 31, 1995 were $5.0, nil and $16.1 million, respectively.

NOTE 7 - OTHER ASSETS

Other Assets included the following at December 31 as follows:

 (In thousands of dollars)         Company               Predecessor
-----------------------------------------------  -------------------------------
                                    1996                    1995
-----------------------------------------------  -------------------------------
   Patents, licenses,
     and trademarks               $ 61,376                $  9,827
   Deferred start-up costs             809                  15,680
   Other                              --                     5,765
-----------------------------------------------  -------------------------------
   Total amortizable assets         62,185                  31,272
   Less, accumulated
     amortization                    2,281                   7,246
-----------------------------------------------  -------------------------------
                                    59,904                  24,026
   Deferred debt issuance costs,
     net                            68,247                  13,492
   Pension assets                   13,880                  33,818
   Capitalized spare parts           9,440                   1,054
   Deferred design costs             1,229                   8,852
   Other                             4,269                   6,290
-----------------------------------------------  -------------------------------
   Total Other Assets             $156,969                $ 87,532
==============================================   ===============================
NOTE 8 - SHORT-TERM DEBT

Short-term debt at December 31 consisted of the following:


 (In thousands of dollars)        Company               Predecessor
-----------------------------------------------  -------------------------------
                                   1996                     1995
-----------------------------------------------  -------------------------------
   Short-term borrowings       $    6,919           $     10,489
   Current portion of long-
     term debt                     11,254                 50,203
-----------------------------------------------  -------------------------------
                               $   18,173           $     60,692
===============================================  ===============================

In connection with the Merger, the Company called $125 million of Convertible Subordinated Notes, of which $6.1 million was not redeemed at December 31, 1996 and is included in current portion of long-term debt.

Short-term borrowings were principally at the Company's international subsidiaries. The weighted average interest rate on short-term borrowings as of December 31, 1996 and 1995 was 8.9 percent and 9.3 percent, respectively.

NOTE 9 - COMPENSATION AND EMPLOYEE BENEFITS

Accruals for future compensated employee absences, principally vacation, were $18.0 million and $21.3 million at December 31, 1996 and 1995, respectively, and were included in Compensation and employee benefits on the Consolidated Balance Sheets.

NOTE 10 - LONG-TERM DEBT

In connection with the Merger, the Company entered into the Senior Secured Credit Agreement with certain lenders providing the Senior Secured Credit Facilities with aggregate commitments not to exceed $1,550 million, including the $1,150 million Term Loan Facility and the $400 million Revolving Facility. In addition,

RIMI, entered into the Machinery Credit Agreement providing for the $140 million Machinery Facility with certain lenders for the purpose of financing or refinancing packaging machinery. In connection with the Merger, the Company also completed the Notes Offering of $250 million aggregate principal amount of 10 1/4% Senior Notes due 2006 and $400 million aggregate principal amount of 10 7/8% Senior Subordinated Notes due 2008. Furthermore, substantially all outstanding indebtedness (with certain limited exceptions) and packaging machinery leasing obligations of RIC and its subsidiaries were repaid or terminated in connection with the Merger.

The Term Loan Facility will mature in 2004, the Revolving Facility will mature in 2003 and the Machinery Facility will mature in 2001, with all amounts then outstanding becoming due. The loans under the Facilities bear interest at floating rates based upon the interest rate option elected by the Company.

On October 18, 1996, the Company sold substantially all of the assets of the U.S. Timberlands/Wood Products business segment for cash of approximately $550 million (see Note 25). The Company applied $400.0 million of the sale proceeds to repay term loans under the Term Loan Facility, including approximately $375.0 million of tranche "A" term loans, approximately $18.4 million of tranche "B" term loans and approximately $6.6 million of tranche "C" term loans. The Company applied the remaining sale proceeds to outstanding revolving credit borrowings under the Revolving Credit Facility. This application of proceeds did not involve any revolving credit commitment reduction. Such commitment remains at $400 million.

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

Also, in connection with the sale of substantially all of the assets of the U.S. Timberlands/Wood Products business segment, financial and other covenants in the Company's Credit Agreements have been modified to reflect the sale as well as the Company's financial results and market and operating conditions. Covenant modifications under the Credit Agreements included the addition of a minimum EBITDA requirement, the elimination of a maximum leverage ratio, the reduction of the interest coverage ratio, the reduction of minimum consolidated net worth requirements, the reduction in capital expenditure limits and a reduction in management stock repurchase limits. The Company was in compliance with the covenants in the Credit Agreements at December 31, 1996.

At December 31, 1996, the Company and its U.S. and international subsidiaries had the following amounts undrawn under revolving credit facilities:

                                              Total Amount
                          Total Amount of     Outstanding at      Total Amount Available
(In thousands of dollars)   Commitments      December 31,1996    at December 31, 1996
----------------------------------------------------------------------------------------
Revolving Facility            $400,000             $101,300            $298,700
Machinery Facility             140,000               25,000              29,000
International facilities        47,861               33,630              14,231
----------------------------------------------------------------------------------------
Total                         $587,861             $159,930            $341,931
========================================================================================

The Machinery Facility availability is limited by a borrowing base.

During 1995, the maturity of a $37 million revolving credit facility used in the Company's Australian operations was extended from September 1995 to September 1998. At December 31, 1996 and 1995, $27 million and $30 million, respectively, were outstanding under this facility and were classified as long-term debt. Subsequent to December 31, 1996, the commitment for the Australian revolving facility was reduced to approximately $32 million.

Long-Term Debt, excluding Long-Term Debt to Affiliate, at December 31 consisted of the following:

(In thousands of dollars)                                                                        Company             Predecessor
--------------------------------------------------------------------------------------------------------------  --------------------
                                                                                                   1996                  1995
--------------------------------------------------------------------------------------------------------------  --------------------
Senior Notes with interest payable semi-annually at 10.25 percent, payable in 2006              $ 250,000            $         -
   Senior Subordinated Notes with interest payable semi-annually at 10.875 percent,
   payable in 2008                                                                                400,000                      -
Senior Secured Term Loan Facility with interest payable at various dates less than one year at floating rates (8.0 percent to 9.13 percent at December 31, 1996), payable
   through 2004                                                                                   750,000                      -
Senior Secured Revolving Credit Facility with interest payable at various dates less than one year at floating rates (8.04 percent to 9.75 percent at December 31, 1996),
    payable in 2003                                                                               101,300                      -
Machinery Facility with interest payable at various dates less than one year at floating
   rates (8.13 percent at December 31, 1996), payable in 2001                                      25,000                      -
Senior Notes with interest payable semi-annually at 10.75 percent, payable in 2000                    529                150,000
Senior Notes II with interest payable semi-annually at 10.75 percent, paid in 1996                      -                 37,500
Senior Subordinated Notes with interest payable semi-annually at 11.25 percent,
   payable in 2002                                                                                    804                250,000
Senior Subordinated Notes II with interest payable semi-annually at 11.25 percent,
   paid in 1996                                                                                         -                 62,500
Convertible Subordinated Notes with interest payable semi-annually at 6.75 percent,
   payable in 2003, convertible beginning March 27, 1996                                            6,141                125,000
Senior Subordinated Notes with interest payable semi-annually at 10.375 percent,
   payable in 2004                                                                                     15                100,000
Notes payable to insurance companies with interest payable semi-annually from 8.84 to
   10.48 percent, paid in 1996                                                                          -                139,581
Notes payable to banks with interest payable no less often than quarterly at floating
   rates, paid in 1996                                                                                 -                120,000
Note payable to a bank with interest payable no less often than quarterly at floating
   rates, paid in 1996                                                                                 -                 45,000
Pollution control revenue bonds with interest payable semi-annually at 6.25 percent,
   payable through 2007                                                                             1,000                  8,500
Notes payable to individuals with interest payable in January 1998
   at 6.0 percent, payable January 1998                                                             5,256                 11,305
International Notes payable to banks with interest payable at various dates less than one year at interest rates ranging from 4.0 percent to 7.5 percent at December 31, 1996,
   payable through 1998                                                                            33,247                 33,670
Capitalized leases with interest payable from 6.52 percent to 10.25 percent, payable
   through 2002                                                                                     5,185                  8,285
Other                                                                                                  36                     83
--------------------------------------------------------------------------------------------------------------  --------------------
                                                                                                1,578,513              1,091,424

Less, current portion                                                                              11,254                 50,203
--------------------------------------------------------------------------------------------------------------  --------------------
                                                                                               $1,567,259            $ 1,041,221
==============================================================================================================  ====================

The Term Loan Facility, the Revolving Facility and the Machinery Facility were collateralized by substantially all of the net assets (including the capital stock of certain international subsidiaries) of the Company.

Debt to Affiliate at December 31, 1995 consisted of obligations to Manville. These obligations were repaid in connection with the Merger. Interest expense to Manville totaled approximately $0.2 million, $1.0 million and $0.7 million for the three months ended March 27, 1996, and the years ended December 31, 1995 and 1994, respectively.

Long-term debt maturities and expirations of funded long-term working capital commitments at December 31, 1996, were as follows:

                (In thousands of dollars)
                --------------------------------------------
                   1997                    $      11,254
                   1998                           39,728
                   1999                           28,675
                   2000                           81,509
                   2001                          150,448
                   After 2001                  1,266,899
                --------------------------------------------
                                           $   1,578,513
                ============================================

NOTE 11 - REDEEMABLE COMMON STOCK

During the nine months ended December 31, 1996, Holding completed an offering of Holding Common Stock to certain members of management and key employees of the Company. As of December 31, 1996, the Company had issued 111,900 shares of Class A Common Stock to Management Investors at fair value for gross cash proceeds of $11.2 million, less issuance costs of $0.1 million. In certain circumstances the Management Investors can require the Company to repurchase their shares of Class A Common Stock at fair market value as determined by the Executive Committee of the Board of Directors. These shares are classified as Redeemable Common Stock on the Consolidated Balance Sheets and are carried at their redemption value at December 31, 1996. Accordingly, the difference between the original issue price of $100 per share and the redemption value at December 31, 1996 of $85 per share as determined by the Executive Committee of the Board of Directors is accounted for as a credit to Capital in Excess of Par Value. There were no redemptions of Redeemable Common Stock during the nine months ended December 31, 1996.

In connection with the issuance of Redeemable Common Stock to Management Investors, the Company has guaranteed loans, with full recourse, from a bank to certain Management Investors totaling approximately $2.6 million at December 31, 1996. The Company and the bank have the right to recover the loan proceeds from a Management Investor's personal assets, including the purchased stock, in the event of default.

NOTE 12 - NONREDEEMABLE COMMON STOCK

On March 27, 1996, Holding completed an offering of 7,000,000 shares of Class A Common Stock with a par value of $0.01 per share to certain institutional investors for $700 million. Total Class A Common Stock authorized for issuance at December 31, 1996 was 9,000,000 shares, of which amount 7,111,900 shares were outstanding, including 111,900 shares issued to Management Investors as Redeemable Common Stock (see Note 11). Also on March 27, 1996, Holding completed an offering of 500,000 shares of Class B Common Stock with a par value of $0.01 per share to an institutional investor for $50 million. Total Class B Common Stock, which is non-voting, authorized for issuance at December 31, 1996 was 3,000,000 shares, of which 500,000 shares were outstanding.

NOTE 13 - STOCK INCENTIVE PLANS

On June 4, 1996, the Management Investors received a total of 296,550 non-qualified options to purchase additional shares of redeemable Class A Common Stock for $100 per share (the "Stock Options"). Of these Stock Options, 223,800 options vest over a five-year period and 72,750 options have accelerated vesting based on achievement of certain financial goals or on December 4, 2005, whichever occurs first. As of December 31, 1996, no Stock Options were exercised, canceled or had vested.

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the Stock Options. Accordingly, under fixed plan accounting, no compensation expense has been recognized for the Stock Options as the exercise price approximated fair value at the date of grant. Had compensation expense for the Company's 1996 grants of Stock Options been determined in accordance with Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company's Net Loss for the nine months ended December 31, 1996 would approximate $106.0 million. The fair value of the Stock Options was estimated to be $22.36 per option on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero, no volatility, risk-free interest rate of 6.53 percent, a zero forfeiture rate and an expected life of four years. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

In 1992, Predecessor adopted the Riverwood International Corporation 1992 Long-Term Incentive Plan and in 1994, the Predecessor adopted the Riverwood International Corporation 1994 Long-Term Incentive Plan (the "Incentive Plans"). The Incentive Plans permitted the granting of stock options, stock appreciation rights, restricted stock units, performance units, dividend equivalents and other awards valued in whole or in part by reference to or otherwise based on the Company's common stock. Prior to 1993, no awards had been granted under terms of the Incentive Plans. In conjunction with the Merger, the Predecessor's Incentive Plans were terminated and all outstanding restricted stock units and stock appreciation rights were exercised at a price of $20.25 per unit/right.


NOTE 14 - CURRENCY TRANSLATION ADJUSTMENT

An analysis of changes in the Cumulative Currency Translation Adjustment included in Shareholders' Equity at December 31 was as follows:

(In thousands of dollars)                          Company                                 Predecessor
-----------------------------------------------------------------  ----------------------------------------------------------
                                                 Nine Months           Three Months        Year Ended           Year Ended
                                                    Ended                 Ended            December 31,        December 31,
                                              December 31, 1996       March 31, 1996         1995                  1994
-----------------------------------------------------------------  ----------------------------------------------------------
Cumulative currency translation adjustment
    at beginning of period                      $        -             $   (10,470)         $(18,511)        $      (37,926)
Currency translation adjustments                      8,121                   (989)            8,126                 19,450
Income taxes related to currency translation
    adjustments                                          (4)                     -               (85)                   (35)
-----------------------------------------------------------------  ----------------------------------------------------------
Cumulative currency translation adjustment      $     8,117            $   (11,459)         $(10,470)        $      (18,511)
=================================================================  ==========================================================

NOTE 15 - CONTINGENCIES AND COMMITMENTS

Total rental expense was approximately $14.3 million in the nine-month period ended December 31, 1996, $3.8 million in the three-month period ended March 27, 1996, $21.7 and $10.2 for the years ended December 31, 1995 and 1994, respectively.

At December 31, 1996, total commitments of the Company under long-term, noncancelable contracts were as follows:

           (In thousands of dollars)
           ----------------------------------------
              1997                     $   13,108
              1998                         12,174
              1999                         10,655
              2000                          9,326
              2001                          7,353
              After 2001                   18,016
           ----------------------------------------
                                       $   70,632
           ========================================

The Company is committed to compliance with all applicable laws and regulations throughout the world. Environmental law is, however, dynamic rather than static. As a result, costs, which are unforeseeable at this time, may be incurred when new laws are enacted, and when environmental agencies promulgate or revise rules and regulations.

In late 1993, the EPA proposed the cluster rules that would mandate more stringent controls on air and water discharges from the United States pulp and paper mills. In 1996, the EPA released additional clarification of the proposed cluster rules. Based on this new information, the Company expects that the cluster rules may be finally promulgated in 1997 and estimates the capital spending that may be required to comply with the cluster rules could reach $55 million to be spent at its two U.S. paper mills over an eight-year period beginning in 1997.

The DEQ notified the Predecessor by letters, dated December 19, 1995, that the Predecessor may be liable for the remediation of the release or threat of release of hazardous substances at a wood treatment site in Shreveport, Louisiana that the Predecessor or its predecessor previously operated, and at a former oil refinery site in Caddo Parish, Louisiana that the Company currently owns. Neither the Company nor the Predecessor ever operated the oil refinery. In response to the DEQ, the Company has provided additional information to the DEQ concerning these sites and has commenced its own evaluation of any claims and remediation liabilities for which it may be responsible. The Company received a letter from the DEQ dated May 20, 1996, requesting a plan for soil and groundwater sampling of the wood treatment site. The Company first met with the DEQ on July 18, 1996, and then submitted a soil sampling plan to the DEQ. The Company expects approval of this sampling plan in the first half of 1997. On September 6, 1996, the Company received from the DEQ a letter requesting remediation of the former oil refinery site in Caddo Parish, Louisiana. The Company met with the DEQ on February 17, 1997 to discuss these matters. The DEQ has requested that the Company enter into a cooperative agreement to perform a phased-in approach for evaluating soil and groundwater conditions at the Shreveport site. The Company is in discussions with the DEQ regarding the participation of other responsible parties in any clean-up of hazardous substances at both of these sites.

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

The Company is party to a number of lawsuits arising out of the conduct of its business. While there can be no assumptions as to their outcome, the Company does not believe that these lawsuits will have a material impact on the results of operations, cash flows or financial condition of the Company.

On December 6, 1995, Forrest Kelly Clay, a former shareholder of the Predecessor, commenced a purported class action lawsuit in the United States District Court for the Northern District of Georgia, against the Company and certain officers of the Company (the "Individual Defendants," and together with the Company, the "Defendants"). In his complaint, Clay alleges that the Defendants violated the federal securities laws by disseminating misleading statements and by omissions concerning the strategic alternatives that the Predecessor was considering, including its potential sale to a third-party investor. The complaint also alleged that the Individual Defendants, through their exercise of stock appreciation rights ("SARs"), violated the federal securities laws by trading in the Predecessor's securities while in possession of material, non-public information. The complaint generally seeks damages in an unspecified amount, as well as other relief. On January 29, 1996, Defendants filed a motion to dismiss the complaint for failure to state a claim and failure to plead fraud with particularity. On March 29, 1996, the Court denied Defendants' motion to dismiss and allowed limited discovery to proceed with regard to statements attributable to the Company and the nature of the SARs. That discovery is now complete, and plaintiff has twice amended his complaint (each time putting forward the same claims made in the initial complaint but amending certain of the factual allegations). On November 1, 1996, the Defendants moved to dismiss the amended complaint, noting (i) none of the statements attributable to the Company concerning its review of strategic alternatives was false and (ii) that there is no causal relationship between plaintiff's purchase of Riverwood common stock and the Individual Defendants' exercise of SARs. That motion has been fully briefed and is currently before the Court.

NOTE 16 - PENSIONS

U.S. HOURLY AND SALARIED PENSION PLANS

All of the Company's U.S. hourly union employees are participants in the Company's noncontributory defined benefit hourly plan (the "Hourly plan"). The pension expense of the Hourly plan is based primarily on years of service and the pension rate near retirement. The Company's U.S. salaried and nonunion hourly employees are participants in the Company's noncontributory defined benefit plan that was established during 1992 (the "Salaried plan").

The Company's funding policies with respect to its U.S. pension plans are to contribute funds to trusts as necessary to at least meet the minimum funding requirements of the U.S. Internal Revenue Code. Plan assets are invested primarily in equities and fixed income securities.

(A) PENSION EXPENSE

The pension expense related to the Hourly plan and Salaried plan consisted of the following:

  (In thousands of dollars)                              Company                            Predecessor
----------------------------------------------------------------------  ------------------------------------------------------------
                                                       Nine months        Three months
                                                          ended              ended           Year ended           Year ended
                                                    December 31, 1996    March 27, 1996   December 31, 1995    December 31, 1994
----------------------------------------------------------------------  ------------------------------------------------------------
Service costs - benefits earned during
   the period                                           $  3,925            $ 1,482            $  4,001            $  5,102
Interest cost on projected benefit obligation             10,141              3,197              12,928              12,057
Estimated return on assets:
   - actual (gain) loss                                  (17,056)              (970)            (41,716)              7,590
   - deferred gain (loss)                                  3,450             (3,180)             27,751             (22,788)
Net amortization and deferral                                  -                (98)             (1,251)               (254)
----------------------------------------------------------------------  ------------------------------------------------------------
Total pension expense                                   $    460            $   431            $  1,713            $  1,707
======================================================================  ============================================================

Certain assumptions used in determining the pension expense related to the Hourly plan and Salaried plan were as follows:

                                                            Company                          Predecessor
------------------------------------------------------------------------  ---------------------------------------------------------
                                                          Nine months      Three months
                                                             ended              ended        Year ended         Year ended
                                                       December 31, 1996   March 27, 1996  December 31, 1995  December 31, 1994
------------------------------------------------------------------------  ---------------------------------------------------------
Discount rates                                                7.50%            7.00%            9.00%              7.00%
Rates of increase in future compensation levels               4.50%            5.50%            5.50%              5.50%
Expected long-term rates of return on assets                  9.50%            9.00%            9.00%              9.00%
========================================================================  =========================================================

(B) FUNDED STATUS

The following table sets forth the funded status of the Company's Hourly plan and Salaried plan as of December 31:

 (In thousands of dollars)                                   The Company                          Predecessor
--------------------------------------------------------------------------------   ---------------------------------------
                                                                1996                                 1995
--------------------------------------------------------------------------------- ----------------------------------------
                                                      Assets         Accumulated             Assets           Accumulated
                                                      Exceed            Benefits             Exceed            Benefits
                                                 Accumulated              Exceed        Accumulated             Exceed
                                                    Benefits              Assets           Benefits             Assets
                                                 ---------------------------------  --------------------------------------
   Actuarial present value of:
     Vested benefit obligation                   $   171,501         $       843        $    63,700        $    108,224
------------------- ------------------------------------------------------------ --------------------------------------
     Accumulated benefit obligation              $   175,399         $       930        $    63,955        $    113,721
-------------------------------------------------------------------------------- --------------------------------------
     Projected benefit obligation                $   184,879         $     2,008        $    63,955        $    130,374
   Plan assets at fair value                         202,543                   -             69,198             125,610
-------------------------------------------------------------------------------- --------------------------------------
   Plan assets in excess of (less than)
     projected benefit obligation                     17,664              (2,008)             5,243              (4,764)
   Unrecognized net loss (gain)                       (4,764)                116              8,366              23,597
   Unrecognized prior service cost (benefit)             980                   -              5,135                (287)
   Unrecognized net transition asset                       -                   -             (4,826)             (3,260)
--------------------------------------------------------------------------------  --------------------------------------
   Net pension asset (liability)                 $    13,880         $    (1,892)       $    13,918        $     15,286
================================================================================ =======================================

Projected benefit obligations were determined using a discount rate of 7.5 percent in 1996 and 7.0 percent in 1995. The rate of increase in future compensation levels for the Salaried plan was 4.5 percent and 5.5 percent in 1996 and 1995, respectively. The vested benefit obligation reflects the benefits the employees would be entitled to receive if the employees were to terminate their employment immediately.

On October 18, 1996, the Company sold substantially all of the assets of the U.S. Timberlands/Wood Products business segment (see Note 25). Accordingly, the pension expense related to the U.S. Timberlands/Wood Products employees was included through the date of sale and the funded status of the U.S. Timberlands/Wood Products portion of the pension plan was excluded from the funded status as of December 31, 1996. In connection with this sale, pension benefits were curtailed. Accordingly, the pension benefit obligation was reduced by approximately $2.7 million and was recorded as an adjustment to the market value of assets acquired in the Merger.

As of December 31, 1996 and 1995, accrued retirement contributions for both the Hourly plan and the Salaried plan included in Compensation and employee benefits on the Consolidated Balance Sheets were nil and $3.7 million, respectively.

During 1995, the accumulated benefit obligation under the Salaried plan exceeded such plan's assets. Effective December 31, 1994, three hourly pension plans were merged into one plan with plan assets exceeding accumulated benefits. The credit to shareholders' equity for 1994 was $4.2 million.

INTERNATIONAL PENSION PLANS

(A) PENSION EXPENSE

The international defined benefit pension plans are both noncontributory and contributory and are funded in accordance with applicable local laws. Assets of the funded plans are invested primarily in equities and fixed income securities. The pension or termination benefits are based primarily on years of service and the employees' compensation.

The pension expense related to the international plans consisted of the following:

(In thousands of dollars)                          Company                            Predecessor
----------------------------------------------------------------  ---------------------------------------------------------
                                                  Nine Months      Three months
                                                    ended              ended            Year ended           Year ended
                                              December 31, 1996    March 27, 1996    December 31, 1995   December 31, 1994
----------------------------------------------------------------  ---------------------------------------------------------
Service costs - benefits earned
   during the period                               $ 1,683             $   552             $ 2,337             $ 2,498
Interest cost on projected benefit
   obligation                                        3,682               1,208               4,444               4,735
Estimated return on assets:
   - actual (gain) loss                             (4,914)             (1,612)             (9,417)                805
   - deferred gain (loss)                              544                 178               4,392              (5,738)
Net amortization and deferral                            -                  (1)                  -                 121
----------------------------------------------------------------  ---------------------------------------------------------
Total pension expense                              $   995             $   325             $ 1,756             $ 2,421
================================================================  =========================================================

Certain assumptions used in determining the pension expense related to the international plans were as follows:

                                           Company                                       Predecessor
-----------------------------------------------------------  ---------------------------------------------------------------------
                                         Nine months               Three months
                                            ended                      ended               Year ended              Year ended
                                       December 31, 1996           March 27, 1996       December 31, 1995       December 31, 1994
-----------------------------------------------------------  ---------------------------------------------------------------------
Discount rates                           6.5 - 8.0%                   6.5 - 8.0%            6.5 - 9.0%             5.0 - 8.0%
Rates of increase in future
   compensation levels                   2.5 - 6.5%                   2.5 - 6.5%            2.5 - 7.5%             3.0 - 7.0%
Expected long-term rates
   of return on assets                   6.5 - 9.5%                   6.5 - 9.5%            6.5 - 9.5%             5.0 - 9.0%
===========================================================  =====================================================================

Approximately 330 employees participate in a multi-employer pension plan that provides defined benefits to employees under certain union-employer organization agreements. Pension expense for this plan was $2.5 million, $0.9 million, $2.5 million and $2.1 million in the nine-month period ended December 31, 1996, the three-month period ended March 27, 1996 and in fiscal years 1995 and 1994, respectively.

(B) FUNDED STATUS

The following table sets forth the funded status of the international pension plans as of December 31:

(in thousands of dollars)                  Company               Predecessor
--------------------------------------------------------  ----------------------
                                            1996                    1995
--------------------------------------------------------  ----------------------
                                         Accumulated             Accumulated
                                          Benefits                 Benefits
                                           Exceed                  Exceed
                                           Assets                  Assets
--------------------------------------------------------  ----------------------
  Actuarial present value of:
    Vested benefit obligation           $   43,873             $     32,041
--------------------------------------------------------  ----------------------
    Accumulated benefit obligation      $   45,245             $     33,614
--------------------------------------------------------  ----------------------
    Projected benefit obligation        $   75,132             $     62,448
--------------------------------------------------------  ----------------------
  Plan assets at fair value                 72,305                   61,184
--------------------------------------------------------  ----------------------
  Plan assets less than
    projected benefit obligation            (2,827)                  (1,264)
  Unrecognized net loss                      4,012                    1,662
  Unrecognized prior service cost                -                        -
  Unrecognized net transition asset              -                      (13)
--------------------------------------------------------  ----------------------
  Net pension asset                     $    1,185             $        385
================================================================================

Projected benefit obligations were determined using discount rates ranging from
6.5 percent to 8.0 percent in 1996 and 6.5 percent to 9.0 percent in 1995. The rate of increase in future compensation levels ranged from 2.5 percent to 6.5 percent in 1996 and 2.5 percent to 7.5 percent in 1995. The vested benefit obligation reflects the benefits the employees would be entitled to receive if the employees were to terminate their employment immediately.

On December 29, 1994, Predecessor sold approximately 50 percent of its investment in Igaras (see Note 27). Prior to that date, Predecessor owned 100 percent of Igaras. Accordingly, the pension expense related to Igaras's pension plan was included in the international plans' pension expense for 1994 through the date of the sale. Subsequent to December 29, 1994, neither the Company nor Predecessor consolidates Igaras, but instead reports the investment in Igaras under the equity method of accounting.

As of December 31, 1996 and 1995, accrued retirement contributions for the international pension plans included in Compensation and employee benefits on the Consolidated Balance Sheets were $1.2 and $0.9 million, respectively.

VOLUNTARY SAVINGS AND DEFINED CONTRIBUTION PLANS

The Company provides voluntary savings plans for eligible U.S. employees. Employees may make contributions of up to 16 percent of their compensation (6 percent pretax and 10 percent after tax). The Company matches 3 percent and may match up to a total of 6 percent of the eligible compensation, depending on the Company's performance.

The Company's wholly owned Australian subsidiary has defined contribution plans for eligible salaried and hourly employees. Both groups of employees may contribute up to 100 percent of their compensation. Through June 30, 1995, the Predecessor was required by law to contribute 5 percent of all eligible employees' compensation. Subsequent to June 30, 1995 and during 1996, the Company and Predecessor were required by law to contribute 6 percent of all eligible employees' compensation. Furthermore, Predecessor matched up to an additional 1 percent of all employees' contributions for the first six months of 1995. Subsequent to June 30, 1995, neither the Company nor Predecessor made any further matching contributions beyond the required 6 percent.

Contributions to these plans were $2.9 million in the nine-month period ended December 31, 1996, $1.0 million in the three-month period ended March 27, 1996, $3.5 million in fiscal year 1995 and $3.1 million in fiscal year 1994.

Accrued savings plan contributions included in Compensation and employee benefits on the Consolidated Balance Sheets were nil and $0.5 million at December 31, 1996 and 1995, respectively.

NOTE 17 - OTHER POSTRETIREMENT BENEFITS

The Company sponsors defined benefit postretirement health care plans that provide medical and life insurance coverage to eligible salaried and hourly retired U.S. employees and their dependents. The base level of medical coverage is provided to the retiree at no cost. No postretirement medical benefits are offered to salaried employees who began employment after December 31, 1993.

During 1994, the postemployment benefit plan was modified to vary cost-sharing provisions based on age and years of service of the retiree. The amount of unrecognized gain as of December 31, 1995 resulting from the 1994 plan amendments totaled approximately $8.2 million.

The other postretirement benefits expense consisted of the following:

(In thousands of dollars)                                 Company                       Predecessor
-----------------------------------------------------------------------  ----------------------------------------------------
                                                         Nine months     Three months
                                                            ended            ended          Year ended        Year ended
                                                      December 31, 1996  March 27, 1996  December 31, 1995  December 31, 1994
-----------------------------------------------------------------------  ----------------------------------------------------
Service costs - benefits earned during the year             $  398           $ 141           $   411             $  890
Interest cost on accumulated postretirement benefits         1,511             491             2,248              2,526
Net amortization (gain) loss                                     -            (158)             (633)                 5
-----------------------------------------------------------------------  ----------------------------------------------------
Total other postretirement benefit expense                  $1,909           $ 474           $ 2,026             $3,421
=======================================================================  ====================================================

Discount rate used in calculation                              7.5%            7.0%              9.0%               7.0%
=======================================================================  ====================================================

The unfunded accrued postretirement benefit obligation cost reconciled with the amounts shown in the Consolidated Balance Sheets at December 31 was as follows:

   (In thousands of dollars)          Company         Predecessor
------------------------------------------------  ----------------
                                       1996              1995
------------------------------------------------  ----------------
   Actuarial present value of the
     accumulated postretirement
     benefit obligation:
         Retirees                  $   17,060         $   19,543
         Fully eligible active
           plan participants            2,530              3,097
         Other active plan
           participants                 7,169              8,854
------------------------------------------------  ----------------
   Accumulated postretirement
     benefit obligation                26,759             31,494
   Unrecognized prior
     service cost                           -              8,233
   Unrecognized net gain (loss)             -             (2,874)
------------------------------------------------  ----------------
   Unfunded accrued postretirement
     benefit obligation cost       $   26,759         $   36,853
================================================  ================

The current portion of the postretirement benefit obligations were approximately $2.2 million and $2.1 million as of December 31, 1996 and 1995, respectively.

The actuarial present values of accumulated postretirement benefit obligations were determined using a discount rate of 7.5 percent and 7.0 percent in 1996 and 1995, respectively. For measurement purposes, a 7.0 percent annual rate of increase in the per capita cost of covered medical benefits was assumed for 1996 for all current retirees. This rate was assumed to decrease gradually to 5.5 percent by the year 2002 and to remain at that level thereafter. For future retirees, a 6.0 percent annual rate of increase in the per capita cost of covered medical benefits was assumed for 1996. This rate was assumed to decrease gradually to 5.5 percent by the year 2000 and to remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the actuarial present value of accumulated postretirement benefit obligation as of December 31, 1996 by $1.1 million and the aggregate of the service and interest cost components of the periodic cost for the nine months then ended by $0.1 million.

On October 18, 1996, the Company sold substantially all of the assets of the U.S. Timberlands/Wood Products business segment (see Note 25). Accordingly, the other postretirement benefit expense related to the U.S. Timberlands/Wood Products employees was included through the date of sale and the unfunded accrued postretirement benefit obligation cost at December 31, 1996 excluded amounts relating to the U.S. Timberlands/Wood Products business segment. In connection with this sale, postretirement benefits were curtailed. Accordingly, the unfunded accrued postretirement benefit was reduced by approximately $1.6 million and was recorded as an adjustment to the market value of assets acquired in the Merger.

NOTE 18 - OTHER COSTS

Other Costs include expenses associated with stock based compensation plans and other expenses related to Predecessor's review of strategic alternatives beginning in April 1995 through the date of the Merger (see Note 1). For the three-month period ended March 27, 1996 and for fiscal years 1995 and 1994, Predecessor recognized charges of $2.3 million, $17.8 million and $1.3 million, respectively, related to the stock based compensation plans. For business segment reporting purposes, these expenses are allocated either to the respective business segments or Corporate segment based upon the responsibility of the individuals holding or exercising the stock incentive benefits. Predecessor incurred $8.0 million and $3.7 million of other expenses in the three-month period ended March 27, 1996 and in fiscal year 1995, respectively, related to its review of strategic alternatives and included such expenses in Corporate and Eliminations for business segment reporting purposes. Additionally, in the three-month period ended March 27, 1996, the Predecessor accrued approximately $0.8 million of environmental expenses and included such expenses in Corporate and Eliminations for business segment reporting purposes.

NOTE 19 - FOREIGN CURRENCY MOVEMENT EFFECT

Net international currency transaction and translation gains (losses) included in determining Income from Operations for the nine-month period ended December 31, 1996, three-month period ended March 27, 1996 and fiscal years 1995 and 1994 were $1.4 million, $(0.5) million, $(0.3) million and $(6.6) million, respectively, of which $(7.6) million related to Brazil for fiscal year 1994.

NOTE 20 - SALE OF OIL AND GAS MINERAL RIGHTS

In October 1994, Predecessor sold certain oil and gas mineral rights on its U.S. timberlands. This sale resulted in a pretax gain of $8.9 million which was included in Other (Expense) Income, net, in the U.S. Timberlands/Wood Products business segment.

NOTE 21 - INCOME TAXES

Income taxes payable at December 31 consisted of the following:

(In thousands of dollars)        Company         Predecessor
---------------------------------------------  --------------
                                     1996              1995
---------------------------------------------  --------------
U.S. federal and inter-
   national income taxes        $     2,290       $    1,453
Deferred income taxes                     -              385
State and local taxes                39,741            2,850
---------------------------------------------  --------------
                                $    42,031       $    4,688
=============================================  ==============

Included in state and local taxes at December 31, 1996, were $36.3 million of taxes related to the Merger. Refundable amounts related to federal income taxes were nil and $4.8 million as of December 31, 1996 and 1995, respectively, and were included in Prepaid expenses. Refundable amounts related to state income taxes were $0.6 million and $3.6 million as of December 31, 1996 and 1995, respectively, and were included in Prepaid expenses.

The approximate tax effects of temporary differences giving rise to net deferred tax assets at December 31 were as follows:

(in thousands of dollars)            Company          Predecessor
-------------------------------------------------  -----------------
                                      1996               1995
-------------------------------------------------  -----------------
   U.S. Deferred Tax Assets:
      Federal net operating
        loss carryforward          $  57,232         $        -
      Goodwill                        16,592                  -
      Other postretirement
        benefits                      11,165                  -
      State and local net operat-
        ing loss carryforward         10,100                  -
      Deferred revenues                5,095                  -
      Other compensation
        and benefits                   4,526              6,192
      Inventories                          -              4,878
      Vacation and holiday
        wages and salaries             3,319              3,975
      Environmental Reserve            2,763                  -
      Doubtful accounts                2,213                 52
      State and local benefit            985                  -
      Other                            7,444              2,342
-------------------------------------------------  -----------------
                                     121,434             17,439
-------------------------------------------------  -----------------
   International Deferred Tax
      Assets:
      Revaluation of assets           10,682
      Net operating loss carry-
        forwards                       3,930              6,112
      Inventories                          -              5,606
      Compensation and benefits        1,494              1,317
      Other                              659              3,935
-------------------------------------------------  -----------------
                                      16,765             16,970
-------------------------------------------------  -----------------
   Total Deferred Tax
      Assets                         138,199             34,409
-------------------------------------------------  -----------------
   U.S. Deferred Tax Liabilities:
      Property, plant and equipment   54,188                  -
      Inventories                      6,678              6,315
      Deferred state and local         2,815                  -
      Other                            1,937                  7
-------------------------------------------------  -----------------
                                      65,618              6,322
-------------------------------------------------  -----------------
   International Deferred
      Tax Liabilities                  1,686                  -
-------------------------------------------------  -----------------
   Total Deferred Tax
      Liabilities                     67,304              6,322
-------------------------------------------------  -----------------
   Net Deferred Tax Assets
      before Valuation
      Allowance                       70,895             28,087
   Less Valuation Allowance          (66,466)            (1,000)
-------------------------------------------------  -----------------
   NET DEFERRED TAX ASSETS          $  4,429        $    27,087
=================================================  =================

The current and long-term portions of the net deferred tax assets were $2.9 million and $1.5 million, respectively, in 1996 and $18.8 million and $8.3 million, respectively, in 1995.

The approximate tax effects of temporary differences giving rise to the net deferred tax liabilities at December 31 were as follows:

(In thousands of dollars)               Company          Predecessor
----------------------------------------------------  -----------------
                                         1996                1995
----------------------------------------------------  -----------------
   U.S. Deferred Tax Assets:
      Other postretirement benefits  $      -              $   12,132
      State and local benefit               -                  15,817
      Federal net operating loss
        carryforward                        -                  29,162
      Credit for prior year
        minimum tax carry-
        forward                             -                  24,218
      State and local net oper-
        ating loss carryforward             -                   9,680
      Other                                 -                   4,354
----------------------------------------------------  -----------------
                                            -                  95,363
----------------------------------------------------  -----------------
   International Deferred Tax
      Assets:
      Revaluation of assets            23,912                       -
      Net operating loss
        carryforwards                   9,785                   1,772
      Capital lease obligation          1,103                   1,233
      Other                             1,104                     358
----------------------------------------------------  -----------------
                                       35,904                   3,363
----------------------------------------------------  -----------------
   Total Deferred Tax Assets           35,904                  98,726
----------------------------------------------------  -----------------
   U.S. Deferred Tax Liabilities:
      Property, plant and equipment         -                 157,092
      Deferred state and local taxes        -                  45,191
      Timber and timberlands                -                  66,841
      Leasing arrangements                  -                  12,500
      Pensions                              -                  11,836
      Deferred start-up costs               -                   4,326
      Other                                 -                   5,996
----------------------------------------------------  -----------------
                                            -                 303,782
----------------------------------------------------  -----------------
   International Deferred Tax
      Liabilities:
      Property, plant and equipment    25,530                  25,657
      Other                             4,543                     992
----------------------------------------------------  -----------------
                                       30,073                  26,649
----------------------------------------------------  -----------------
   Total Deferred Tax Liabilities      30,073                 330,431
----------------------------------------------------  -----------------
   Net Deferred Tax (Assets)
     Liabilities before
     Valuation Allowance               (5,831)                231,705
   Add Valuation Allowance             25,553                     875
----------------------------------------------------  -----------------
   NET DEFERRED
      TAX LIABILITIES               $  19,722              $  232,580
====================================================  =================

The current and long-term portions of the net deferred tax liabilities were nil and $19.7 million, respectively, in 1996 and $0.4 million and $232.2 million, respectively, in 1995.

The Company has assessed its earnings history and trends, sales backlog, budgeted pretax earnings, deferred tax liabilities against which deferred tax assets could be offset, and expiration dates of carryforwards and has determined that, as of December 31, 1996, it is more likely than not that $4.4 million of deferred tax assets will be realized. The valuation allowance of $92.0 million at December 31, 1996 is maintained on net deferred tax assets for which the Company has not determined that realization is more likely than not. The amounts of deferred tax assets and liabilities are subject to change pending the filing of the federal income tax return for the period ended on the Merger date. The Company will continue to assess the valuation allowance and make adjustments as appropriate.

The U.S. federal net operating loss carryforward amount totals $168.3 million which expires in 2012. International net operating loss carryforward amounts total $35.9 of which $9.1 million expire through 2002 and $26.8 million have no expiration date.

The U.S. and international components of (Loss) Income from Continuing Operations before Income Taxes and Equity in Net Earnings of Affiliates consisted of the following:

(In thousands of dollars)           Company                                          Predecessor
-----------------------------------------------------  --------------------------------------------------------------------
                                  Nine months                  Three months
                                     ended                         ended               Year ended            Year ended
                               December 31, 1996              March 27, 1996        December 31, 1995     December 31, 1994
-----------------------------------------------------  --------------------------------------------------------------------
U.S.                            $    (142,884)                $     (6,223)           $  36,543             $   45,220
International                            (840)                      (4,190)              (7,141)                19,217
-----------------------------------------------------  --------------------------------------------------------------------
                                $    (143,724)                $    (10,413)           $  29,402             $   64,437
=====================================================  ====================================================================

The provision for income tax expense (benefit) on (Loss) Income from Continuing Operations before Income Taxes and Equity in Net Earnings of Affiliates consisted of the following:

(In thousands of dollars)           Company                                          Predecessor
-----------------------------------------------------  --------------------------------------------------------------------
                                  Nine months                  Three months
                                     ended                         ended               Year ended            Year ended
                               December 31, 1996              March 27, 1996        December 31, 1995     December 31, 1994
-----------------------------------------------------  --------------------------------------------------------------------
Current
   U.S. federal                 $           -                 $          -            $   5,180             $   11,957
   U.S. state and local                 2,700                        1,084                2,942                  2,130
   International                          430                       (1,241)               3,628                  5,929
-----------------------------------------------------  --------------------------------------------------------------------
Total Current                           3,130                         (157)              11,750                 20,016
-----------------------------------------------------  --------------------------------------------------------------------
Deferred
   U.S.                                     -                       (3,519)              13,477                 30,068
   International                        1,050                          240               (6,430)                 4,104
-----------------------------------------------------  --------------------------------------------------------------------
Total Deferred                          1,050                       (3,279)               7,047                 34,172
-----------------------------------------------------  --------------------------------------------------------------------
Income Tax Expense (Benefit)    $       4,180                 $     (3,436)           $  18,797             $   54,188
=====================================================  ====================================================================

The reported amount of income tax expense (benefit) on (Loss) Income from Continuing Operations before Income Taxes and Equity in Net Earnings of Affiliates differed from the amount of income tax (benefit) expense that would result from applying the U.S. federal statutory income tax rate to (Loss) Income from Continuing Operations before Income Taxes and Equity in Net Earnings of Affiliates for the following reasons:

(In thousands of dollars)                           Company                                          Predecessor
---------------------------------------------------------------------  -------------------------------------------------------------
                                                   Nine months              Three months
                                                      ended                     ended            Year ended         Year ended
                                                December 31, 1996           March 27, 1996    December 31, 1995   December 31, 1994
---------------------------------------------------------------------  -------------------------------------------------------------
U.S. federal  statutory (benefit) expense           $   (50,303)             $    (3,649)      $      10,291        $     22,553
Increase (decrease) resulting from:
   Sale of Igaras                                             -                        -                   -              27,522
   Igaras dividend                                            -                      560               7,225               2,717
International income taxes at higher (lower) rates        1,774                      860              (1,264)             (2,213)
Goodwill amortization not included for tax purposes           -                      130               2,107               1,023
U.S. state and local taxes                               (4,446)                    (340)              3,875               3,836
Change in valuation allowance                            55,813                     (997)             (2,452)                665
Tax rate changes                                              -                        -                   -                (770)
Other, net                                                1,342                        -                (985)             (1,145)
---------------------------------------------------------------------  -------------------------------------------------------------
Income Tax Expense (Benefit)                        $     4,180              $    (3,436)      $      18,797        $     54,188
=====================================================================  =============================================================

During 1995, Predecessor received $16.1 million of gross dividends from Igaras, of which amount $12.1 million was a special, one-time dividend. Accordingly, the Company recognized the related income taxes and withholding taxes on these dividends during 1995.

On December 29, 1994, Predecessor sold approximately 50 percent of its investment in Igaras for $100 million in cash after first spinning off a wholly owned subsidiary to operate the packaging machinery operations in Brazil. Prior to that date, the Company owned 100 percent of Igaras. As a result of this sale, Predecessor recorded a pretax loss of $0.6 million and an income tax expense of approximately $27.5 million. The gain on this sale was significantly higher for income tax purposes than for financial reporting purposes resulting in the additional income tax expense in 1994. In accordance with SFAS No. 109, these additional income taxes were not recognized until the sale was apparent.

Undistributed earnings intended to be reinvested indefinitely by the international subsidiaries and equity affiliates totaled approximately $18.2 million at December 31, 1996. No U.S. deferred income tax has been recorded on these undistributed earnings.

NOTE 22 - EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT

In October, 1996, the Company applied the proceeds from the sale of the U.S. Timberlands/Wood Products business segment (see Note 25) to loans outstanding under the Term Loan Facility and to outstanding borrowings under the Revolving Credit Facility (see Note 10). This early retirement of debt resulted in a non-cash extraordinary charge of $10.3 million, net of income taxes of $0, relating to the write-off of deferred debt issuance costs.

On June 30, 1994, the Predecessor used the proceeds of new borrowings to prepay approximately $179 million principal of notes payable to insurance companies and banks and to pay related accrued interest and expenses of refinancing. This early retirement of debt resulted in an extraordinary charge to 1994 net earnings of $7.9 million, net of income taxes of $5.0 million.

NOTE 23 - CHANGE IN ACCOUNTING

In the fourth quarter of 1996, the Company adopted the LIFO method of determining the cost of principally all its inventories effective March 28, 1996. Prior to the fourth quarter of 1996, the Company determined the cost of principally all its inventory using the FIFO method. The Company believes that the LIFO method results in a better matching of current costs with current revenues. Additionally, the LIFO method is widely used in the paper products industry. This change in accounting principle was applied retroactively. Accordingly, the second and third quarters of 1996 have been restated to reflect the adoption of the LIFO method effective March 28, 1996 (see "Selected Quarterly Financial Data").

Effective January 1, 1996, the Predecessor adopted SFAS No. 121. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangible assets, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangible assets to be disposed of. The adoption of SFAS No. 121 by the Predecessor did not have a significant impact on its operations.

NOTE 24 - SUPPLEMENTAL CASH FLOW INFORMATION

The following is a summary of net cash paid in connection with the Merger (see
Note 1):

Details of the Merger:                         (In thousands of dollars)
--------------------------------------------------------------------------------
    Fair value of assets acquired                   $  3,091,507
    Liabilities assumed                               (1,606,100)
--------------------------------------------------------------------------------
    Cash paid                                          1,485,407
    Less, cash acquired                                  (26,035)
--------------------------------------------------------------------------------
    Net cash paid for acquisition                    $ 1,459,372
================================================================================

Cash paid for interest and cash paid (received), net of refunds, for income taxes was as follows:

(In thousands of dollars)                          Company                               Predecessor
----------------------------------------------------------------  ------------------------------------------------------------------
                                                  Nine months        Three months
                                                    ended                ended            Year ended              Year ended
                                               December 31, 1996      March 27, 1996    December 31, 1995      December 31, 1994
----------------------------------------------------------------  ------------------------------------------------------------------
Interest                                       $    151,371             $     15,118        $ 109,739              $ 108,745
================================================================  ==================================================================
Income taxes                                   $     23,335             $       (810)       $  23,203              $  16,829
================================================================  ==================================================================

At the date of the Merger, the Company purchased packaging machinery and a converting press, totaling approximately $47 million, that were previously financed under operating lease arrangements.

NOTE 25 - DISCONTINUED OPERATIONS

On October 18, 1996, the Company sold substantially all of the assets of the U.S. Timberlands/Wood Products business segment for cash of approximately $550 million. In addition, the buyer assumed certain specified preclosing liabilities. Under the terms of the agreement for such sale, the Company and the buyer entered into a twenty-year supply agreement with a ten-year renewal option for the purchase by the Company, at market-based prices, of a majority of the Company's requirements for pine pulpwood and residual chips at the West Monroe Mill, as well as a portion of the Company's needs for hardwood pulpwood at the West Monroe Mill. The Company did not recognize any gain or loss on the sale.

The operating results for the U.S. Timberlands/Wood Products business segment have been classified as discontinued operations for the period beginning March 28, 1996 through October 18, 1996 (the date of sale) in the Consolidated Statements of Operations. Discontinued operations have not been segregated in the Consolidated Statements of Cash Flows nor have they been reclassified as discontinued operations in the Predecessor's Consolidated Statements of Operations and Consolidated Balance Sheets.

Net sales of the discontinued U.S. Timberlands/Wood Products business segment for the period beginning March 28, 1996 through October 18, 1996 (the date of sale) and income from operations for the same period was $81.1 million, and $35.5 million, respectively.

NOTE 26 - PRO FORMA DATA

The following unaudited pro forma financial data has been prepared assuming that the Merger and related financings were consummated on January 1, 1995 and excludes from all periods presented the results of operations of the U.S. Timberlands/Wood Products business segment which was sold on October 18, 1996 (see Note 25) and the interest and extraordinary charge on debt retired from the proceeds of such sale (see Note 22). This pro forma financial data is presented for informational purposes and is not necessarily indicative of the operating results that would have occurred had the Merger been consummated on January 1, 1995, nor is it necessarily indicative of future operations.

(In thousands of dollars)
                                   Year                 Year
                                  ended                 ended
                             December 31, 1996     December 31, 1995
--------------------------------------------------------------------------------
Net Sales                       $1,110,818           $ 1,199,270

Net Loss                        $ (135,514)          $   (61,265)
================================================================================

NOTE 27 - BUSINESS COMBINATIONS AND DISPOSALS

In connection with and following the Merger, the Company decided in 1996 to exit certain businesses and operating activities, including the sale or closure of the Company's last dedicated folding carton converting plant in the United States, located in Kankakee, Illinois, a packaging machinery manufacturing plant in Marietta, Georgia, a beverage multiple packaging converting plant in Bakersfield, California and the trucking transportation operations in West Monroe, Louisiana, as well as the consolidation and realignment of certain operations in the United States, Australia and Europe. The cost of exiting these businesses and operating activities was approximately $40.9 million which was accrued as a purchase accounting adjustment. These costs related principally to the severance of approximately 750 employees, relocation and other plant closure costs. At December 31, 1996, $32.6 million of this total was included in Other accrued liabilities in the Consolidated Balance Sheets and is expected to be paid out primarily in 1997 and 1998.

In January of 1995, Predecessor acquired a 70 percent interest in the Lemaire Group, a French company which supplies beverage and folding cartons in France and central Europe from four carton converting facilities in France. Terms of the acquisition require the Company to purchase the Lemaire Group's remaining 30 percent interest in early 1998. The aggregate purchase price for a 100 percent interest in the Lemaire Group was $17.6 million, of which $6.3 million was paid in January 1995. Predecessor recorded a note payable in the amount of $11.3 million for the unpaid portion of the initial purchase price and the remaining 30 percent interest. The Company assumed this note payable in the Merger and repaid approximately $6.0 million during the nine months ended December 31, 1996. The Predecessor accounted for this business combination using the purchase method.

On December 29, 1994, Predecessor sold approximately 50 percent of its investment in Igaras for $100 million in cash. As a result of this sale, Predecessor recorded a pretax loss of $0.6 million and an income tax expense of approximately $27.5 million (see Note 21).

NOTE 28 - BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

The Company reports its results in two business segments: Coated Board System and Containerboard. On October 18, 1996, the Company sold substantially all of the assets of the U.S. Timberlands/Wood Products business segment. The operating results of the U.S. Timberlands/Wood Products business segment have been classified as discontinued operations for the period beginning March 28, 1996 through the date of the sale. The results of operations of the U.S. Timberlands/Wood Products business segment have not been reclassified as discontinued operations in the Predecessor's Consolidated Statements of Operations. The Coated Board System business segment includes the production and sale of coated board for packaging cartons from its West Monroe and Macon Mills and from its mill in Sweden; carton converting facilities in the United States, Australia and Europe; and the design, manufacture and installation of packaging machinery related to the assembly of beverage cartons. The Containerboard business segment includes the production and sale of linerboard, corrugating medium and kraft paper from paperboard mills in the United States. The discontinued U.S. Timberlands/Wood Products business segment included timberlands and operations engaged in the supply of pulpwood to the West Monroe Mill from the Company's former U.S. timberlands, as well as the manufacture and sale of lumber and plywood. Prior to the sale of approximately 50 percent of Igaras on December 29, 1994, the Containerboard business segment included timberlands and associated containerboard mills and corrugated box plants owned by Igaras.

The Company's four separate geographic areas are the United States, Central/South America, Europe and Asia-Pacific. The United States area includes paper mills, beverage and folding carton facilities, packaging machinery facilities and prior to the sale of the U.S. Timberlands/Wood Products (see Note
25), 538,000 acres of owned and leased timberlands, lumber mills and a plywood plant. The Central/South America area includes linerboard and medium mills, corrugated box plants and 174,000 acres of owned and leased timberlands through the date of the sale of approximately 50 percent of Igaras (see Note 27) and a packaging machinery operation. The Europe area includes a coated recycled paperboard mill, beverage and folding carton plants and a packaging machinery facility. The Asia-Pacific area includes beverage and folding carton plants.

Business segment information is as follows:

(In thousands of dollars)                        Company                               Predecessor
---------------------------------------------------------------  ----------------------------------------------------------
                                                Nine months        Three months
                                                   ended               ended            Year ended          Year ended
                                              December 31, 1996    March 27, 1996    December 31, 1995    December 31, 1994
---------------------------------------------------------------  ----------------------------------------------------------
 NET SALES
  Coated Board System                          $   749,688           $   234,608       $   1,007,123         $    793,983
  Containerboard (G)                               102,424                25,496             192,497              342,614
  U.S. Timberlands/Wood products (H)                     -                37,336             159,749              164,944
  Intersegment Eliminations (A)                          -                (3,791)            (17,065)             (18,753)
---------------------------------------------------------------  ----------------------------------------------------------
                                               $   852,112           $   293,649       $   1,342,304         $  1,282,788
===============================================================  ==========================================================
INCOME (LOSS) FROM OPERATIONS
  Coated Board System (B)                      $    54,976           $    24,638       $     103,683         $     89,704
  Containerboard (B) (G)                           (30,969)               (5,955)             17,539               23,781
  U.S. Timberlands/Wood Products (B) (C) (H)             -                13,868              49,583               67,645
  Corporate (B) (D) (G)                            (22,588)              (16,901)            (37,668)             (26,943)
---------------------------------------------------------------  ----------------------------------------------------------
                                               $     1,419           $    15,650       $     133,137         $    154,187
===============================================================  ==========================================================
CAPITAL EXPENDITURES
  Coated Board System                          $   121,997           $    39,779       $     147,097         $    206,958
  Containerboard (G)                                 6,784                 1,919              16,490               30,423
  U.S. Timberlands/Wood Products (H)                 2,223                 2,004               3,650                1,810
  Corporate                                          1,282                   372               2,848                1,031
---------------------------------------------------------------  ----------------------------------------------------------
                                               $   132,286           $    44,074       $     170,085         $    240,222
===============================================================  ==========================================================
DEPRECIATION, AMORTIZATION AND COST
  OF TIMBER HARVESTED
  Coated Board System                          $    75,748           $    17,800       $      63,800         $     46,778
  Containerboard (G)                                17,005                 4,332              19,553               33,073
  U.S. Timberlands/Wood Products (H)                 7,086                 1,735               7,118               13,062
  Corporate                                          1,007                   571               2,175                2,091
---------------------------------------------------------------  ----------------------------------------------------------
                                               $   100,846           $    24,438       $      92,646         $     95,004
===============================================================  ==========================================================

                                                 Company                      Predecessor
---------------------------------------------------------------  ----------------------------------------------------------
                                                  1996                    1995               1994
---------------------------------------------------------------  ----------------------------------------------------------
IDENTIFIABLE ASSETS AT DECEMBER 31
  Coated Board System                          $ 1,952,069           $ 1,262,164       $   1,102,161
  Containerboard (G)                               482,902               378,910             385,757
  U.S. Timberlands/Wood Products (H)                     -               279,763             287,690
  Corporate (E) (G)                                245,174               280,491             326,684
---------------------------------------------------------------  ----------------------------------------------------------
                                               $ 2,680,145           $ 2,201,328        $  2,102,292
===============================================================  ==========================================================

Geographic area information is as follows:
(In thousands of dollars)                         Company                               Predecessor
--------------------------------------------------------------  -------------------------------------------------------------------
                                                Nine months        Three months
                                                   ended               ended             Year ended           Year ended
                                             December 31, 1996    March 27, 1996      December 31, 1995    December 31, 1994
--------------------------------------------------------------  -------------------------------------------------------------------
 NET SALES
  United States                              $     604,990           $   223,257         $  1,037,419         $   898,213
  Central/South America (G)                            880                    30                  137             161,044
  Europe                                           195,335                58,821              263,108             177,739
  Asia-Pacific                                     107,270                30,693              108,629              85,863
  Eliminations (F)                                 (56,363)              (19,152)             (66,989)            (40,071)
--------------------------------------------------------------  -------------------------------------------------------------------
                                             $     852,112           $   293,649         $  1,342,304         $ 1,282,788
==============================================================  ===================================================================
INCOME (LOSS) FROM OPERATIONS
  United States (B)                          $      (3,606)          $    19,204         $    154,478         $   126,933
  Central/South America (B) (G)                     (1,795)                 (451)              (2,485)             32,138
  Europe (B)                                         4,950                (1,930)                  58               6,981
  Asia-Pacific (B)                                     824                  (112)              (1,695)              4,213
  Eliminations (F)                                   1,046                (1,061)             (17,219)            (16,078)
--------------------------------------------------------------  -------------------------------------------------------------------
                                             $       1,419           $    15,650         $    133,137         $   154,187
==============================================================  ===================================================================

                                                  Company                    Predecessor
--------------------------------------------------------------  -------------------------------------------------------------------
                                                   1996                  1995                1994
--------------------------------------------------------------  -------------------------------------------------------------------
IDENTIFIABLE ASSETS AT DECEMBER 31
  United States                              $   1,885,303           $ 1,464,546         $  1,439,767
  Central/South America (G)                         17,971                12,710                5,632
  Europe                                           356,317               298,711              202,677
  Asia-Pacific                                     184,105               159,411              135,386
  Corporate (E) (G)                                245,174               280,491              326,684
  Eliminations                                      (8,725)              (14,541)              (7,854)
--------------------------------------------------------------  -------------------------------------------------------------------
                                             $   2,680,145           $ 2,201,328         $  2,102,292
==============================================================  ===================================================================

Notes:

(A) Represents the elimination of intersegment sales from the U.S. Timberlands/Wood Products business segment of pulpwood and chips used in the Coated Board System and the Containerboard business segments.

(B) Stock based compensation expense has been allocated to each of the business segments based upon the responsibility of the individuals holding or exercising the stock incentive benefits. During the three months ended March 27, 1996, $1.2 million, $0.1 million, $0.2 million and $0.8 million of stock based compensation expense were allocated to the Coated Board System, Containerboard and U.S. Timberlands/Wood Products business segments and Corporate and Eliminations, respectively. During 1995, $7.4 million, $0.9 million, $0.8 million and $8.7 million were recorded in the Coated Board System, Containerboard, U.S. Timberlands/Wood Products and Corporate and Eliminations business segments, respectively, as compared to $0.6 million, $0.2 million, $0.1 million and $0.4 million, respectively in 1994. Expenses associated with the Company's review of strategic alternatives and environmental reserves are included in Corporate for business segment reporting purposes and have been allocated for geographic area information.

(C) U.S. Timberlands/Wood Products business segment included a pretax gain of $8.9 million on the sale of certain oil and gas mineral rights on its U.S. timberlands in 1994.

(D)   Primarily consists of unallocated general corporate expenses.

(E) Corporate assets are principally U.S. cash and equivalents, marketable securities, prepaid pension costs and other prepayments, deferred loan costs, deferred tax assets and a portion of property, plant and equipment. Corporate assets as of December 31, 1996, 1995 and 1994 also included the equity investment in Igaras.

(F) Represents primarily the elimination of intergeographic sales and profits from transactions between the Company's U.S., Europe, Asia-Pacific and Central/South America operations.

(G) On December 29, 1994, Predecessor sold approximately 50 percent of its investment in Igaras after first spinning off a wholly owned subsidiary to operate the packaging machinery operations in Brazil (see Note 27). Prior to that date, Predecessor owned 100 percent of Igaras. As a result of this sale, Predecessor recorded a pretax loss of $0.6 million which was included in the Corporate section of Income from Operations. The results of operations of Igaras were included in the Containerboard business segment through the date of sale. Subsequent to December 29, 1994, neither the Company nor Predecessor consolidates Igaras, but instead reports the investment in Igaras using the equity method of accounting and includes it in Corporate assets.

(H) On October 18, 1996, the Company sold substantially all of the assets of the U.S. Timberlands/Wood Products business segment for cash of approximately $550 million. The Company did not recognize any gain or loss on the sale. The operating results for the U.S. Timberlands/Wood Products business segment have been classified as discontinued operations for the period beginning March 28, 1996 through October 18, 1996 (see Note 25).

NOTE 29 - RELATED PARTY TRANSACTIONS

The Company receives certain management services provided by Clayton, Dubilier and Rice, Inc. ("CD&R"), an affiliate of an equity investor in the Company. Charges for such services, including reimbursement of expenses, totaled approximately $0.6 million for the nine-month period ended December 31, 1996 and were included in operating expenses in the Consolidated Statements of Operations. Additionally, the Company paid fees totaling approximately $15.1 million to CD&R and an affiliate of another equity investor in connection with the Merger and related financing.

Predecessor received a portion of its corporate and other related services from Manville. These services, which terminated in connection with the Merger, and amounts are summarized as follows:

TREASURY MANAGEMENT AGREEMENT
Effective May 1992, Predecessor entered into a Treasury Management Agreement with Manville that provided for Predecessor's excess cash balances to be invested separately from Manville. Pursuant to the Treasury Management Agreement, Manville provided Predecessor with certain treasury management services on a fee basis.

INTERCOMPANY AGREEMENT
Predecessor had a formalized Intercompany Agreement with Manville that provided, among other things, that Manville make available to Predecessor certain management services for a fee. The Intercompany Agreement provided for certain legal services, U.S. income tax compliance, internal audit and health, safety and environmental services. Fees charged to Predecessor took into consideration sales, personnel, estimates of time spent to provide such services or other appropriate bases that management believed to be representative of the services received.

Selling, General and Administrative expenses included $0.8 million, $4.7 million and $5.1 million for the three-month period ended March 27, 1996 and the years ended December 31, 1995 and 1994 respectively, reflecting a reimbursement of the costs estimated to have been incurred by Manville on behalf of Predecessor for Corporate, General and Administrative services to Predecessor. In addition, Predecessor participated in Manville's various property, general liability and other insurance programs. Additionally, prior to 1994, Predecessor participated in Manville's medical insurance program. Under these programs, insurance expense was charged to Predecessor based on its claims experience, property values or other appropriate bases. Insurance expense charged Predecessor from Manville was $0.6 million, $6.3 million and $6.8 million for the three-month period ended March 27, 1996 and the years ended December 31, 1995 and 1994, respectively. These charges were made on a basis management believed reasonable. A payable to Manville of approximately $5.5 million was included in Other accrued liabilities on the Consolidated Balance Sheets as of December 31, 1995.

TAX SHARING AGREEMENT
Predecessor had entered into a Tax Sharing Agreement with Manville to provide for: (i) the payment of taxes for periods during which Manville and Predecessor are included in the same consolidated group for U.S. federal, state or local income tax purposes, (ii) the cooperation of the parties in realizing certain tax benefits and (iii) the conduct of tax audits and various related matters.

Refundable amounts from Manville related to federal income taxes of $4.8 million as of December 31, 1995 were included in Prepaid expenses.

RIVERWOOD INTERNATIONAL CORPORATION
SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

Results of operations for the four quarters of 1996 and 1995 are shown below (in thousands of dollars):

                                                       Income            (Loss) Income
                                                       (Loss)            before
                                       Gross           from              Extraordinary       Net (Loss)
Quarter           Net Sales            Profit          Operations        Item                Income (A)
--------------------------------------------------------------------------------------------------------
Company:
1996
Second (B)     $    293,884        $   41,489          $    6,112        $  (21,254)        $ (21,254)
Third (B)           291,645            41,081               3,044           (25,754)          (25,754)
Fourth              266,583            35,228              (7,737)          (47,808)          (58,128)
--------------------------------------------------------------------------------------------------------
Total          $    852,112        $  117,798          $    1,419        $  (94,816)        $(105,136)
========================================================================================================

========================================================================================================
========================================================================================================

Predecessor:
1996
First          $    293,649        $   60,948          $   15,650        $   (2,050)        $  (2,050)
========================================================================================================

1995
First          $    313,176        $   69,393          $   30,902        $   10,860         $  10,860
Second              366,265            85,577              36,650            17,107            17,107
Third               342,219            76,195              38,316            16,631            16,631
Fourth              320,644            61,058              27,269               940               940
--------------------------------------------------------------------------------------------------------
Total          $  1,342,304        $  292,223          $  133,137        $   45,538         $  45,538
========================================================================================================

NOTES:

(A) On October 18, 1996, the Company sold substantially all of the assets of the U.S. Timberlands/Wood Products business segment for cash of approximately $550 million. In addition, the buyer assumed certain specified preclosing liabilities. Under the terms of the agreement for such sale, the Company and the buyer entered into a twenty-year supply agreement with a ten-year renewal option for the purchase by the Company, at market-based prices, of a majority of the Company's requirements for pine pulpwood and residual chips at its West Monroe Mill, as well as a portion of the Company's needs for hardwood pulpwood at the West Monroe Mill. The Company did not recognize any gain or loss on the sale. The Company applied the proceeds from this sale to outstanding loans under the Term Loan Facility and to outstanding borrowings under the Revolving Credit Agreement. This early retirement of debt resulted in a non-cash extraordinary charge to fourth quarter 1996 Net Loss of $10.3 million, net of income taxes of zero, relating to the write-off of deferred debt issuance costs.

(B) In the fourth quarter of 1996, the Company adopted the LIFO method of determining the cost of principally all its inventories effective March 28, 1996. Prior to the fourth quarter of 1996, the Company determined the cost of principally all its inventory using the FIFO method. Accordingly, the second and third quarters of 1996 have been restated to reflect the adoption of the LIFO method effective March 28, 1996 as follows:

                                                                   (Loss) Income from     (Loss) before
                               Net Sales          Gross Profit         Operations       Extraordinary Item     Net (Loss)
-------------------------------------------------------------------------------------------------------------------------
Second quarter
1996 as originally
reported                        $293,884             $15,086           $ (20,291)          $(51,260)            $(51,260)
Second quarter
1996 LIFO
adjustment                             -              26,403              26,403             30,006               30,006
-------------------------------------------------------------------------------------------------------------------------
Second quarter
1996 as restated                $293,884             $41,489           $   6,112           $(21,254)            $(21,254)
=========================================================================================================================

Third quarter
1996 as originally
reported                        $291,645             $41,497           $   3,460           $(26,167)            $(26,167)
Third quarter
1996 LIFO
adjustment                             -               (416)                (416)               413                  413
-------------------------------------------------------------------------------------------------------------------------
Third quarter
1996 as restated                $291,645             $41,081           $   3,044           $(25,754)            $(25,754)
=========================================================================================================================

Management's Report

The accompanying consolidated financial statements have been prepared by Management in conformity with generally accepted accounting principles appropriate under the circumstances. The representations in the financial statements and the fairness and integrity of such statements are the responsibility of Management. All of the other financial information in the Annual Report on Form 10-K is consistent with the financial statements.

The financial statements necessarily include some amounts that are based on Management's best estimates and judgments. Management believes that the financial statements reflect, in all material respects, the substance of transactions that should be included and appropriately account for or disclose all material uncertainties.

The consolidated financial statements prepared by Management have been audited in accordance with generally accepted auditing standards by Deloitte & Touche LLP (for the nine months ended December 31, 1996 and three months ended March 27, 1996) and Coopers & Lybrand L.L.P. (1995 and 1994), Independent Accountants, whose reports are also presented.

Riverwood Holding, Inc. maintains internal accounting control systems to provide reliable financial information for preparation of financial statements, to safeguard assets against loss or unauthorized use and to ensure proper authorization and accounting for all transactions. Management is responsible for maintenance of these systems, which is accomplished through communication of established written codes of conduct, systems, policies and procedures; employee training; and appropriate delegation of authority and segregation of responsibilities.

In establishing and maintaining its internal accounting control systems, Management considers the inherent limitations of the various control procedures and weighs their costs against the benefits derived. Management believes that existing internal accounting control systems are achieving their objectives and that they provide reasonable assurance concerning the accuracy of the financial statements.

Oversight of Management's financial reporting and internal accounting control responsibilities is exercised by the Board of Directors through the Audit Committee, which consists solely of outside directors. The Audit Committee meets periodically with financial management and the Independent Accountants to review how each is carrying out its responsibilities and to discuss matters concerning auditing, internal accounting control and financial reporting. The Independent Accountants have free access to meet with the Audit Committee without Management's presence.


B. Charles Ames                             James O. Egan
chief executive officer                     Senior Vice President
                                            and Chief Financial Officer

Report of Independent Accountants

To the Stockholders and Directors of Riverwood Holding, Inc.:

We have audited the accompanying consolidated balance sheet of Riverwood Holding, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the three months ended March 27, 1996 (Predecessor) and the nine months ended December 31, 1996. Our audits also included the financial statement Schedule II for three months ended March 27, 1996 (Predecessor) and the nine months ended December 31, 1996. These financial statements and financial statement Schedule II are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement
Schedule II based on our audits. We did not audit the financial statements of Igaras Papeis e Embalagens S.A. (Igaras), the Company's investment in which is accounted for by use of the equity method. The Company's equity of $121,163,000 in Igaras' net assets at December 31, 1996, and of $4,927,000 and $17,542,000 in Igaras' net income for the three months ended March 27, 1996 and the nine months ended December 31, 1996, are included in the accompanying financial statements. The financial statements of Igaras for the year ended December 31, 1996 were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such company, is based on the report of such other auditors.

We conducted our audits in accordance with generally acceptable auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Riverwood Holding, Inc. and subsidiaries at December 31, 1996, and the results of their operations and their cash flows for the three months ended March 27, 1996 (Predecessor) and the nine months ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 17, 1997

Report of Independent Accountants

To the Stockholders and Directors of Riverwood Holding, Inc.:

We have audited the accompanying consolidated balance sheets of Riverwood International Corporation as of December 31, 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Riverwood International Corporation as of December 31, 1995, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.




COOPERS & LYBRAND L.L.P.

Atlanta, Georgia
January 22, 1996

                         IGARAS PAPEIS E EMBALAGENS S.A.
                           CONSOLIDATED BALANCE SHEETS

                                     -------

                                                               December 31,
                                                           -------------------
                                                           1996           1995
                                                           ----           ----
                                                       (in thousands of dollars)
ASSETS
Current Assets:
    Cash and Equivalents                                 $ 23,177       $ 50,229
    Receivables, Net                                       27,296         21,897
    Inventories                                            31,601         33,178
    Other Assets                                            5,469          4,681
                                                         --------       --------
               Total Current Assets                        87,543        109,985

Property, Plant and Equipment, Net                        274,404        231,562
Deferred Tax Assets                                         5,331          6,779
Other Noncurrent Assets                                     6,647          5,028
                                                         --------       --------
               Total Assets                              $373,925       $353,354
                                                         ========       ========

        The accompanying notes are an integral part of these consolidated financial statements.

                         IGARAS PAPEIS E EMBALAGENS S.A.
                     CONSOLIDATED BALANCE SHEETS (Continued)

                                     -------

                                                                     December 31,
                                                                  ---------------
                                                                  1996       1995
                                                                  ----       ----
                                                             (in thousands of dollars)
LIABILITIES
Current Liabilities:
   Short-Term Debt                                              $ 30,774  $ 19,372
   Current Portion of Long-Term Debt                               5,724     9,427
   Accounts Payable                                               14,550    13,106
   Income Taxes                                                    4,502    34,564
   Deferred Income Taxes                                             130       100
   Other Accrued Liabilities                                      14,998    13,709
                                                                --------  --------
           Total Current Liabilities                              70,678    90,278

Long-Term Debt, less Current Portion                              14,587    11,424
Pension Fund                                                       2,032     1,922
Deferred Income Taxes                                             14,474    12,188
Other Noncurrent Liabilities                                         871       931
                                                                --------  --------
           Total Liabilities                                     102,642   116,743
                                                                --------  --------
Contingencies and Commitments (Note 10)

Shareholders' Equity
   Preferred Stock:
      Class A (No par Value; 32 and 16 Shares Authorized,
        Issued and Outstanding in 1996 and 1995, respectively)      --        --
      Class B (No par Value; no shares and 1 Share Authorized,
        Issued and Outstanding in 1996 and 1995 respectively)       --        --
   Common Stock (No par Value;167,309,968 and 116,999,983
      Shares Authorized, Issued and Outstanding in 1996 and
      1995, respectively)                                        170,984   170,984
   Retained Earnings                                             100,299    65,627
                                                                --------  --------
           Total Shareholders' Equity                            271,283   236,611
                                                                --------  --------
           Total Liabilities and Shareholders' Equity           $373,925  $353,354
                                                                ========  ========

        The accompanying notes are an integral part of these consolidated financial statements.

                         IGARAS PAPEIS E EMBALAGENS S.A.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (in thousands of dollars)

                                     -------

                                                       For the Years Ended
                                                   ---------------------------
                                                          December 31,
                                                   ---------------------------
                                                   1996       1995        1994
                                                   ----       ----        ----
Net Sales                                       $ 234,698  $ 275,551   $ 160,526
Cost of Sales                                     156,577    139,011     105,869
Selling, General and Administrative Expenses       19,989     19,049      15,622
Translation Losses, Net                             2,115      2,457       6,628
Other (Expense) Income, Net                           854     (6,502)        747
                                                ---------  ---------   ---------
Income from Operations                             56,871    108,532      33,154
Interest Income                                     8,872     16,171         889
Interest Expense                                    4,914      5,909       7,976
                                                ---------  ---------   ---------
Income before Income Taxes                         60,829    118,794      26,067
Current Income Tax Expense                         12,400     45,226       4,079
Deferred Income Tax Expense                         3,764      3,558       3,769
                                                ---------  ---------   ---------
Net Income                                      $  44,665  $  70,010   $  18,219
                                                =========  =========   =========

        The accompanying notes are an integral part of these consolidated financial statements.

                         IGARAS PAPEIS E EMBALAGENS S.A.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                     -------

                                                           For the Years Ended December 31,
                                                           --------------------------------
                                                            1996        1995        1994
                                                            ----        ----        ----
Cash Flows from Operating Activities:
   Net Income                                            $  44,665   $  70,010   $  18,219
   Noncash Items Included in Net Income:
      Depreciation, Amortization and Cost of
        Timber Harvested                                    16,632      14,847      15,231
      Deferred Income Tax Expense                            3,764       3,558       3,769
      Pension Expense, Net of Funding                          337         168         325
      Other, Net                                              (306)       (313)       (132)
   (Increase) Decrease in Current Assets:
      Receivables                                           (5,399)     (3,786)     (9,098)
      Inventories                                            1,577     (12,937)     (1,854)
      Other Assets                                            (788)     (2,975)         49
   Increase (Decrease) in Current Liabilities:
      Accounts Payable                                       1,444       2,065       2,838
      Income Taxes                                         (30,062)     34,038         526
   Other Current Liabilities                                 1,289       3,253       4,410
   Increase (Decrease) in Other Noncurrent Liabilities         (60)        931        --
                                                         ---------   ---------   ---------
Net Cash Provided by Operating Activities:                  33,093     108,859      34,283
                                                         ---------   ---------   ---------
Cash Flows from Investing Activities:
   Purchases of Property, Plant and Equipment              (60,010)    (41,343)    (19,997)
   Proceeds from Sales of Property, Plant and Equipment        615         457         147
   Increase (Decrease) in Other Noncurrent Assets           (1,619)        947          57
                                                         ---------   ---------   ---------
Net Cash Used in Investing Activities                      (61,014)    (39,939)    (19,793)
                                                         ---------   ---------   ---------
Cash Flows from Financing Activities:
   Proceeds from Long-Term Debt                              9,350       6,084      11,036
   Proceeds from Short-Term Debt                            70,476      92,889      88,040
   Payments on Debt                                        (68,964)    (88,677)   (106,405)
   Dividends                                                (9,993)    (32,233)     (6,029)
                                                         ---------   ---------   ---------
Net Cash Provided by (Used in) Financing Activities            869     (21,937)    (13,358)
                                                         ---------   ---------   ---------
Net Increase (Decrease) in Cash and Equivalents            (27,052)     46,983       1,132
Cash and Equivalents at Beginning of Period                 50,229       3,246       2,114
                                                         ---------   ---------   ---------
Cash and Equivalents at End of Period                    $  23,177   $  50,229   $   3,246
                                                         =========   =========   =========
Supplemental Disclosure of Cash Flow Information:
Cash Paid during the Year for:
   Income Taxes                                          $  40,161   $   8,583   $   3,582
   Interest                                              $   6,776   $   6,982   $   7,993

        The accompanying notes are an integral part of these consolidated financial statements.

                         IGARAS PAPEIS E EMBALAGENS S.A.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (in thousands of dollars)

                                     -------

                                     Preferred Stock                               Total
                                    ------------------    Common     Retained  Shareholders'
                                    Class A    Class B     Stock     Earnings      Equity

Balances at December 31, 1993          --         --    $ 176,351   $  15,660   $ 192,011
Net Income                             --         --         --        18,219      18,219
Dividends of $0.052 per Share on
   Common Stock                        --         --         --        (6,029)     (6,029)
Capital Increase                       --         --          264        --           264
Partial Spin-off                       --         --       (5,631)       --        (5,631)
Conversion of Common Stock to
   Preferred Stock                     --         --         --          --          --
                                  ---------  ---------  ---------   ---------   ---------
Balances at December 31, 1994          --         --      170,984      27,850     198,834
Net Income                             --         --         --        70,010      70,010
Dividends of $0.275 per Share on
   Common Stock                        --         --         --       (32,233)    (32,233)
                                  ---------  ---------  ---------   ---------   ---------
Balances at December 31, 1995          --         --      170,984      65,627     236,611
Net Income                             --         --         --        44,665      44,665
Dividends of $0.060 per Share on
   Common Stock                        --         --         --        (9,993)     (9,993)
                                  ---------  ---------  ---------   ---------   ---------
Balances at December 31, 1996                           $ 170,984   $ 100,299   $ 271,283
                                  =========  =========  =========   =========   =========

        The accompanying notes are an integral part of these consolidated financial statements.

                         IGARAS PAPEIS E EMBALAGENS S.A.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                     -------

Note 1 Summary of Significant Accounting Policies

      (A)   Basis of Presentation

            The accompanying consolidated financial statements include the accounts of Igaras Papeis e Embalagens S.A. and its wholly-owned subsidiary, Igaras Agro-Florestal Ltda. (herein referred to as "the Company"). All significant transactions and balances between the consolidated operations have been eliminated.

      (B)   Principles of Translation

            The accounting records of the Company are maintained in local currency. The Company's financial statements, including the adjustments made outside the local books of account, have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS No. 52"), as follows:

                                 Balance Sheets

      Inventories; Prepaid Expenses; Property, Plant and
        Equipment
      Advances for Energy Supply and Shareholders' Equity     At Historical
                                                              Exchange Rates

      All Other Assets and Liabilities                        At the Year End
                                                              Exchange Rates of:

                                                                1996      1995

                                                              R$1.0394  R$0.9725
                                                               US$1.00   US$1.00

                                     -------

                            Statements of Operations

      Cost of Sales; Depreciation; Cost of Timber Harvested   At Historical
         and Amortization of Other Assets                     Exchange Rates

      All Other Income and Expense Items                      At the Average
                                                              Exchange rate for
                                                              the Period

      Allgains and losses on translation are included in income from operations.

      (C)   Cash and Equivalents

            Cash and equivalents include time deposits, certificates and receipts of deposits and other marketable securities with original maturities of three months or less.

      (D)   Inventories

            Inventories are stated at average cost which is lower than market.

      (E)   Property, Plant and Equipment

            Property, plant and equipment are stated at cost. Cost includes capitalized interest incurred during the construction phase. In 1996, 1995 and 1994, $2,504,000, $736,000 and $468,000 of interest expense was capitalized, respectively.

            Expenditures for significant improvements, or for replacement parts, which extend the useful life of an asset for more than one year, are capitalized, while maintenance and repair costs are charged against operations as incurred.

            Gains and losses from normal retirement or replacement of property, plant and equipment are reflected in accumulated depreciation with no effect on current period earnings. The amount of related accumulated deferred losses, net of accumulated depreciation, was $369,000 and $460,000 as of December 31, 1996

                                     -------

            and 1995, respectively. Gains and losses arising from abnormal disposals are included in income from operations.

      (F)   Depreciation and Cost of Timber Harvested

            Depreciation of cost is provided over the estimated useful lives of the related assets using the straight-line method.

            The estimated useful lives used in computing depreciation were as follows for all years presented:

            Land Improvements                                  35 years
            Buildings and Building Equipment                   35 years
            Machinery, Equipment and Vehicles               5 to 20 years
            Furniture and Fixtures                             16 years
            Computer Hardware                                4 to 5 years

            Timber and timberlands are stated at cost. Cost of timber harvested is based on unit cost rates calculated using the total estimated yield of timber to be harvested and the unamortized timber costs.

      (G)   Income Taxes

            Deferred income taxes are recognized in accordance with SFAS No. 109, "Accounting for Income Taxes". The standard requires, among other things, the use of the liability method of computing deferred income taxes. Under the liability method, the effect of changes in corporate tax rates on deferred income taxes is recognized currently as an adjustment to income tax expense. The liability method also requires that deferred tax assets or liabilities be recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes.

                                     -------

      (H)   Revenue Recognition

            The Company recognizes revenue primarily when goods are shipped to customers.

      (I)   Use of Estimates

            The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Note 2      Effects of Inflation

            Brazilian corporate law and tax regulations required monetary correction, until December 31, 1995, (price-level restatement) of permanent assets (fixed assets, deferred charges and permanent investments) and shareholders' equity accounts using the Ufir index published by the Brazilian Government. The computed monetary correction amounts were recorded in the respective Brazilian balance sheet accounts with the net amount recorded as a gain or loss in the Brazilian statement of operations. As of January 1, 1996, as established by the Brazilian corporation law and tax regulations (Law No. 9249/95), the monetary correction of the financial statements was abolished. Consequently, there are no effects of monetary correction in the income tax for 1996.

                                     -------

Note 3      Receivables

            The components of receivables were as follows at December 31:

                                                            1996          1995
                                                            ----          ----
                                                       (in thousands of dollars)

           Trade                                         $ 40,957      $ 38,743
           Less:
               Export Drafts Discounted with Recourse     (13,465)      (16,841)
               Allowance for Bad Debts                       (196)           (5)
                                                         --------      --------
                                                         $ 27,296      $ 21,897
                                                         ========      ========

            Export sales by geographic area were as follows:

                                                 For the Years Ended December 31
                                                 -------------------------------
                                                   1996        1995        1994
                                                   ----        ----        ----
                                                         (in thousands of
                                                             dollars)

          Europe                                 $10,511     $28,348     $19,167
          Asia-Africa                             21,242      28,395      18,620
          Latin America, Other than Brazil        22,979      27,454      19,103
                                                 -------     -------     -------
                        Total Export Sales       $54,732     $84,197     $56,890
                                                 =======     =======     =======

            The remaining net sales for each of the periods presented were to customers which were not concentrated in any specific region, but were concentrated primarily in the consumer products industry. No single customer accounted for more than 10% of the Company's net sales, and there were no significant accounts receivable from a single customer. The Company reviews a customer's credit history before extending credit. The Company establishes an allowance for doubtful accounts

                                     -------

            based upon factors surrounding the credit risk of specific customers, historical trends and other information. Bad debt expense (credit) was $191, $0 and $(60) for the years ended December 31, 1996, 1995 and 1994, respectively.

Note 4      Inventories

            The major classes of inventories were as follows at December 31:

                                                            1996          1995
                                                            ----          ----
                                                       (in thousands of dollars)

Finished Goods                                            $  2,580     $  3,336
Work-in-Process                                              1,180          786
Raw Materials                                               12,177       17,013
Maintenance Materials and Other Supplies                    17,349       13,638
Less: Reserve for Obsolete and Slow-Moving Inventory        (1,685)      (1,595)
                                                          --------     --------
                                                          $ 31,601     $ 33,178
                                                          ========     ========

Note 5      Property, Plant and Equipment

            The components of property, plant and equipment were as follows at December 31:

                                                                1996      1995
                                                                ----      ----
                                                               (in thousands of
                                                                    dollars)

Land and Land Improvements                                   $  8,095   $  7,038
Buildings and Building Equipment                               38,812     32,318
Machinery, Equipment and Vehicles                             259,112    225,171
Furniture and Fixtures                                          4,568      4,179
Computer Hardware                                               1,743      1,308
Construction in Progress                                       33,560     27,629
                                                             --------   --------
                                                              345,890    297,643
Less: Accumulated Depreciation                                131,692    124,927
                                                             --------   --------
                                                              214,198    172,716

Timber and Timberlands, less Cost of Timber Harvested          60,206     58,846
                                                             --------   --------
                                                             $274,404   $231,562
                                                             ========   ========

                                     -------

Note 6      Long-Term Debt

            Long-term debt consisted of the following at December 31:

                        Principle       Period
                           Due        Outstanding          Annual Interest Rate                     1996         1995
                                                                                               (In Thousands of Dollars)
Credibanco              Annually       1993-1997                   9.7 %                         $    492     $  1,679
ING Bank                Annually          1996      Libor + 2.5% (8.06% at December 31, 1996)         --            12
Frances e Brasileiro    Monthly        1995-1999                   5.18%                              405          567
Frances e Brasileiro    Monthly        1995-1999                   5.54%                              502          702
ING Bank                Annually          1996      Libor + 2.5% (8.06% at December 31, 1995)         --         3,374
ING Bank                Annually          1996      Libor + 2.5% (8.06% at December 31,1995)          --           659
Credibanco             Semi-annualy    1996-1997    Libor + 1.5% (7.3% at December 31,1996)           431          --
Credibanco             Semi-annualy    1996-1997    Libor + 1.5% (7.3% at December 31,1996)           368          --
Credibanco             Semi-annualy    1996-1997    Libor + 1.5% (7.3% at December 31,1996)           640          --
ING Bank                Annually       1996-1997                   5.8%                             3,374          --
ING Bank                Annually       1996-1997                   5.8%                               658          --
Finame                  Monthly        1993-1996                  12.0%                               --           119
Finame                  Monthly        1993-1998                  12.0%                             6,186        9,171
BNDES                   Monthly        1994-1999                  12.0%                             1,457        2,156
BNDES                   Monthly        1997-1999                  12.0%                               779          574
BNDES                   Monthly        1997-2000                  12.5%                               842          877
BNDES                   Monthly        1997-2000                  10.5%                               771          430
BNDES                   Monthly        1998-2001                  12.0%                             3,229          --
Others                                                                                                177          531
                                                                                                 --------     --------
                                                                                                   20,311       20,851
Less Current
 Portion                                                                                            5,724        9,427
                                                                                                 --------     --------
                                                                                                 $ 14,587     $ 11,424
                                                                                                 ========     ========

            Long-term debt maturities and expirations of funded long-term working capital commitments at December 31, 1996 were as follows:

                                                  (in thousands
                                                    of dollars)

                  1997                               $  5,724
                  1998                                 10,729
                  1999                                  2,034
                  2000                                  1,143
                  2001                                    681
                                                     --------

                                     -------

                                                     $ 20,311
                                                     ========

            No restrictions, guarantees or covenants are associated with long-term debt.

            The weighted average interest rate on short-term debt approximated 8% and at December 31,1996 and 1995, respectively


Note 7      Other Accrued Liabilities

            The components of other accrued liabilities were as follows at December 31:

                                                            1996        1995
                                                            ----        ----
                                                       (in thousands of dollars)

            Wages and Compensation                       $  7,389    $  6,654
            Value-Added and Other Taxes Payable             1,579       4,731
            Amount Due to Affiliate                         3,137         624
            Other                                           2,893       1,700
                                                         --------    --------
                                                         $ 14,998    $ 13,709
                                                         ========    ========

Note 8      Pension Fund

            The Company maintains a noncontributory defined benefit plan to supplement the pension benefit provided by the government pension system. The plan covers all employees meeting minimum eligibility requirements. Pension benefits are based primarily on years of service and the employee's compensation near retirement. The Company's funding policy is to contribute funds to trusts as necessary to maintain the plan on an actuarially sound basis. Plan assets are primarily invested in listed stocks and Brazilian government bonds.

                                     -------

            The components of the periodic pension expense were as follows for the following years:

                                                        For the Years Ended
                                                        -------------------
                                                            December 31
                                                            -----------
                                                      1996      1995      1994
                                                      ----      ----      ----
                                                      (in thousands of dollars)

Service Cost - Benefits Earned during the Year      $   820   $   721   $   503
Interest Cost on Projected Benefit Obligation           562       469       311
Actual Return on Plan Assets Gain                      (357)     (162)     (168)
Amortization of Prior Service Cost                      112       112       112
                                                    -------   -------   -------
              Total Pension Expense                 $ 1,137   $ 1,140   $   758
                                                    =======   =======   =======

            Certain assumptions used in determining the pension expense and net pension liability for 1996, 1995 and 1994 were as follows:

  Discount Rates                                  5% per year above Inflation in
                                                      Brazil
  Rates of Increase in Future Compensation        3% per year above Inflation in
     Levels                                           Brazil
  Expected Long-Term Rates of Return on Assets    5% per year above Inflation in
                                                      Brazil

                                     -------

            The following table sets forth the funded status of the plan as of December 31:

                                                           1996        1995
                                                           ----        ----
                                                       (in thousands of dollars)

Actuarial Present Value of:
    Vested Benefit Obligation                           $  6,694     $  5,181
                                                        ========     ========
    Accumulated Benefit Obligation                      $  8,683     $  7,284
                                                        ========     ========
    Projected Benefit Obligation                        $(12,527)    $(10,848)
Plan Assets at Fair Value                                  8,662        6,806
                                                        --------     --------
Plan Assets less Projected Benefit Obligation             (3,865)      (4,042)
Unrecognized Net Gain                                         24          269
Unrecognized Prior Service Cost                            1,683        1,795
                                                        --------     --------
Pension Liability - Current                                 (126)         (56)
Pension Liability - Long-Term                             (2,032)      (1,922)
                                                        --------     --------
              Net Pension Liability                     $ (2,158)    $ (1,978)
                                                        ========     ========

            The unrecognized prior service cost is amortized on a straight-line basis over the average remaining service of employees, which approximates 23 years.

Note 9      Income Taxes

            During 1996, 1995 and 1994, the statutory income tax rates including the social contribution tax on ordinary profits were approximately 32%, 48%, and 41%, respectively. The statutory income tax rate on agricultural profits including the social contribution tax was 32% for these years.

            On December 27, 1996, the government enacted Law No. 9430/96 changing the statutory income tax rate from 32% to 33% (including social contribution),

                                     -------

            effective January 1, 1997. This rate change caused an increase of $89,000 in deferred income taxes which was recognized during 1996.

            Approximate tax effects of temporary differences giving rise to the net deferred tax assets and liabilities were as follows at December 31:

                                                            1996        1995
                                                            ----        ----
                                                       (in thousands of dollars)

         Deferred Tax Assets:
             Provision for Loss on Electrobras Bonds      $ 1,019     $ 1,043
             Inflationary Losses                            1,842       2,953
             Pensions                                         712         612
             Miscellaneous                                  1,758       2,171
                                                          -------     -------
                       Total Deferred Tax Assets          $ 5,331     $ 6,779
                                                          =======     =======
         Deferred Tax Liabilities:
             Inflationary Profit                          $ 9,749     $10,937
             Property, Plant and Equipment                  4,670       1,054
             Miscellaneous                                    185         297
                                                          -------     -------
                       Total Deferred Tax Liabilities     $14,604     $12,288
                                                          =======     =======

            The current and long-term portions of the net deferred tax liability were $130,000 and $14,474,000, respectively, in 1996, and $100,000 and $12,188,000, respectively, in 1995.

            The reported amount of income tax expense on income before income taxes differs from the amount of income tax expense that would result from applying the

                                     -------

            Brazilian statutory income tax rate to income before income taxes for the following reasons:

                                                   For the Years Ended
                                                   -------------------
                                                        December 31
                                                        -----------
                                               1996         1995         1994
                                               ----         ----         ----
                                                 (in thousands of dollars)

       Brazilian Statutory Expense           $ 20,074     $ 57,235     $ 10,515
       Accelerated Depreciation                  --         (8,069)      (3,372)
       Interest on Own Capital                 (4,089)        --           --
       Other, Net                                 179         (382)         705
                                             --------     --------     --------
                     Income Tax Expense      $ 16,164     $ 48,784     $  7,848
                                             ========     ========     ========

Note 10     Contingencies and Commitments

            The Company is a party to a number of lawsuits arising out of the conduct of its business. While there can be no assurance as to their ultimate outcome, the Company does not believe that these lawsuits will have a material impact on the results of operations, cash flows or financial condition of the Company.

            As of December 31, 1996, outstanding purchase commitments relating to capital projects totaled approximately $81 million.

Note 11     Shareholders' Equity

            During December 1994, the Company changed from a limited liability company (Ltd.) to a public company (S.A.). In addition, Riverwood International Corporation ("Riverwood", the former 100% shareholder of the Company) sold just under 50% of its shares to Saragy S.A.

                                     -------

            The capital shares consist of 167,309,968 common shares, of which 83,654,984 common shares are owned by Riverwood and 83,654,984 common shares are owned by Saragy S.A. In addition, the Company has authorized and issued 32 shares of Class A preferred stock. These preferred shares have preference in the event of a liquidation of the Company.

            These Class A preferred shares also have rights to dividends equal to those of the common shares.

            The Class A preferred shares are not entitled to vote and are not convertible into common shares. As of April 30, 1996, one Class B preferred share was converted into one common share with no par value for Saragy S.A. and, additionally, 50,309,984 common shares with no par value were issued of which 25,154,992 was distributed to Riverwood and 25,154,992 to Saragy S.A.

            Earnings may be distributed only out of Reais retained earnings reflected in the books of Igaras Papeis e Embalagens S.A. As of December 31, 1996, the U.S. dollar equivalent of this amount available for distribution was approximately $10,960,000.

Note 12     Partial Spin-off

            In November 1994, the Board of Directors approved the partial spin-off of assets of Igaras Papeis e Embalagens Ltda., creating Riverwood do Brasil Ltda.

            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Concluded

                                     -------

            This newly formed company was created to manage the Riverwood's packaging machinery business. All shares issued were distributed to Riverwood. At November 30, 1994, the net assets of Riverwood do Brasil Ltda., were as follows:

                                                           (in thousands of
                                                               dollars)

            Assets
                Current                                        $  553
                Property, Plant and Equipment                   5,078
                                                               ------
                          Net Assets                           $5,631
                                                               ======

            The impact of this spin-off on the Company's statements of operations is not material.

Note 13     Related Party Transactions

            During the years ended December 31, 1996, 1995 and 1994, the Company purchased approximately $5.1 million, $5.7 million and $4.0 million, respectively, from Riverwood. Intercompany profits in ending inventory are not material at December 31, 1996 and 1995.

Note 14     Other (Expense) Income, Net

            Other (expense) income, net in 1995 included approximately $3.6 million of expenses related to the settlement of certain sales tax matters and approximately $2.3 million of bonus compensation expenses.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the
Shareholders and Directors of
Igaras Papeis e Embalagens S.A.:

We have audited the accompanying consolidated balance sheets of IGARAS PAPEIS E EMBALAGENS S.A., as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Igaras Papeis e Embalagens S.A. as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles in the United States of America.


                                         Coopers & Lybrand, Biedermann, Bordasch

Sao Paulo, Brazil
January 30, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting or financial disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The names, ages and positions of the current directors of the registrant and executive officers of Riverwood International Corporation are set forth below.

       Name             Age                Position
---------------------  -----  --------------------------------------------------
B. Charles Ames         71    Chairman of the Board and chief executive officer
James  O. Egan          48    Senior Vice President and Chief Financial Officer
Robert H. Burg          52    Senior Vice President, Human Resources
Robert C. Hart          59    Senior Vice President, Paperboard Operations
Frank R. McCauley       47    Senior Vice President, Forest Resources and
                              Corporate Development
Octavio Orta            52    Senior Vice President, Coated Board Sales and
                              Packaging Operations
Kevin J. Conway         38    Director
Alberto Cribiore        51    Director
Leon J. Hendrix, Jr.    55    Director
Hubbard C. Howe         68    Director
Brian J. Richmand       43    Director
Lawrence C. Tucker      54    Director
Samuel M. Mencoff       40    Director
G. Andrea Botta         43    Director
Joseph E. Parzick       41    Director

B. Charles Ames is chief executive officer and Chairman of the Board of Holding, RIC Holding and Riverwood. Mr. Ames is a professional employee, and since 1989 has been a principal, of Clayton, Dubilier & Rice, Inc., a Delaware corporation ("CD&R"). Mr Ames is also Vice President and a director of CD&R Investments Associates, Inc., a Delaware corporation ("Associates, Inc."), a general partner of the general partner of Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership ("CD&R Fund V"), and a limited partner of CD&R Associates V Limited Partnership, a Cayman Islands exempted limited partnership ("Associates V") which is a general partner of CD&R Fund"
V). Mr. Ames serves on the Boards of Directors of several publicly held companies including The Progressive Corporation, the M.A. Hanna Company, and the Warner-Lambert Company.

James O. Egan is Senior Vice President and Chief Financial Officer of Riverwood. Mr. Egan joined Riverwood in his current position in 1996 from Coopers & Lybrand L.L.P. ("C&L"), where he was a Partner and Board Member.

Robert H. Burg is Senior Vice President, Human Resources of Riverwood. Mr. Burg joined Riverwood in January 1993. From 1981 until he joined Riverwood, Mr. Burg was employed by Colgate-Palmolive Company, most recently as Vice President of Global Compensation and Development.

Robert C. Hart is Senior Vice President, Paperboard Operations of Riverwood. Mr. Hart joined Riverwood in 1967 in a position at the West Monroe Mill and has been in his current position as Senior Vice President since 1992.

Frank R. McCauley is Senior Vice President, Forest Resources and Corporate Development of Riverwood. Mr. McCauley joined the Company in 1990 as Senior Vice President, Finance.

Octavio Orta is Senior Vice President, Coated Board Sales & Packaging Operations of Riverwood. Mr. Orta joined the company in 1990 as Vice President, International Division.

Kevin J. Conway has been a professional employee of CD&R since December 1994 and a principal since January 1996. Mr. Conway is also a limited partner of Associates V. Prior to joining CD&R, Mr. Conway was a Vice President at Goldman, Sachs & Co., an investment banking firm.

Alberto Cribiore has been a principal of CD&R since 1985 and President of CD&R since 1995. Mr. Cribiore is also Vice President, Treasurer and Assistant Secretary and a director of Associates, Inc. and a limited partner of Associates
V. Mr. Cribiore has indicated that he intends to resign, effective March 31, 1997, as an officer, director and employee of CD&R, and, concurrent with his resignation from CD&R, expects to withdraw as a limited partner of Associates V and resign as a director and officer of Associates, Inc. Mr. Cribiore also serves as a director of WESCO Distribution, Inc., and as chairman and a director of MCM Group, Inc. and its wholly owned subsidiary, McCarthy, Crisanti & Maffei, Inc.

Leon J. Hendrix, Jr. is a principal of CD&R and a limited partner of Associates
V. Prior to joining CD&R in 1993, he was employed by Reliance Electric Company and served as chief operating officer and a member of the board of directors. Mr. Hendrix also serves as a director of Keithley Instruments, Inc., National City Bank, the Cleveland Chapter of the American Red Cross, WESCO Distribution, Inc., Nacco Industries Incorporated, Cambrex Corporation and the Clemson University Foundation and is a member of Clemson University's President's Advisory Council.

Hubbard C. Howe is a principal of and has been a professional employee of CD&R since 1991. Mr. Howe is Vice President and a director of Associates, Inc., a limited partner of Associates V, and is Chairman and a director of A.P.S. Holding Corporation, Inc., acting Chief Executive Officer, Chairman and a director of A.P.S., Inc., Chairman and director of Remington Arms Company, Inc., and Vice Chairman and a director of Nu-kote Holding, Inc. and Nu-kote International, Inc.

Brian J. Richmand has been employed principally as a General Partner of Chase Capital Partners, formerly known as Chemical Venture Partners, the general partner of Chase Equity Associates, L.P., since 1993. Prior to joining Chase Capital Partners, Mr. Richmand was a partner at the law firm of Kirkland & Ellis. Mr. Richmand is also currently a director of Physical Electronics, Inc., Western Pork Production Co., Inc., OCI Holdings, Inc, and Qualitech Steel Corporation.

Lawrence C. Tucker has been a General Partner of Brown Brothers Harriman & Co., a private banking firm, since 1979. He also serves as a director of WorldCom, Inc. and WellCare Management Group, Inc. Brown Brothers Harriman & Co. is the general partner of The 1818 Fund, L.P., The 1818 Fund II, L.P. ("The 1818 Fund"), and The 1818 Mezzanine Fund, L.P.

Samuel M. Mencoff has been employed principally as a Vice President of Madison Dearborn Partners, Inc., the general partner of Madison Dearborn Partners, L.P., the general partner of Madison Dearborn Capital Partners, L.P., since 1993. From 1987 until 1993, Mr. Mencoff served as Vice President of First Chicago Venture Capital. Mr. Mencoff is a member of the operating committees of the general partners of Huntway Partners, L.P. and Golden Oak Mining Company, L.P., respectively, and a member of the board of directors of Buckeye Cellulose Corporation and Bay State Paper Holding Company.

G. Andrea Botta has been President of EXOR America Inc. (formerly IFINT-USA Inc.) ("EXOR America") since 1993 and for more than five years prior thereto, Vice President of Acquisitions of IFINT-USA Inc. EXOR Group S.A., the parent company of EXOR America, is the international investment holding company of the Agnelli Group. Mr. Botta is a director of Lear Corporation, Western Industries Inc., Rockefeller Center Properties and Constitution Reinsurance Corporation.

Joseph E. Parzick has been a professional employee of EXOR America since 1996. Prior to joining EXOR America, Mr. Parzick was a Managing Director of Lehman Brothers Inc., an investment banking firm.

Election and Compensation of Directors

All directors are elected annually and hold office until their successors are elected and qualified, or until their earlier removal or resignation. The Stockholders Agreement entered into in connection with the Equity Offering to the Equity Investors provides that CD&R Fund V is entitled to nominate five persons, FIMA Finance Management Inc., ("FIMA") is entitled to nominate two persons, The 1818 Fund is entitled to nominate one person and Madison Dearborn Capital Partners, L.P. is entitled to nominate one person to serve on the Boards of Directors of each of Holding, RIC Holding and Riverwood (the "Boards"). There is also an understanding between Chase Equity Associates, L.P., formerly known as Chemical Equity Associates ("Chase"), and CD&R Fund V with respect to the nomination of CD&R Fund V's fifth nominee to such Boards. CD&R Fund V exercised its intention to nominate a designee of Chase (the "Chase Designee") as its nominee to such Boards; however, Chase does not have a legally enforceable right to such directorship. The Chairman of each of the Boards is to be selected from one of the CD&R Fund V nominees (other than the Chase Designee). Each of the Boards of Holding, RIC Holding and Riverwood has an Executive Committee, a Compensation and Benefits Committee and an Audit Committee. The Executive Committee consists of the chief executive officer, two of the CD&R Fund V-nominated directors (other than the Chase Designee), one of the FIMA-nominated directors and the director nominated by The 1818 Fund. The Compensation and Benefits Committee consists of two of the CD&R Fund V-nominated directors (other than the Chase Designee), one of the FIMA-nominated directors and two directors nominated by the Equity Investors other than CD&R Fund V and FIMA (but including the Chase Designee) (the "Other Investors"). The Audit Committee consists of one of the CD&R Fund V-nominated directors (other than the Chase Designee), one of the FIMA-nominated directors, two of the Other Investor-nominated directors and one independent director. The Executive Committee's current members are Messrs. Ames, Hendrix, Botta, Conway and Tucker. The members of the Compensation and Benefits Committee are currently Messrs. Hendrix, Ames, Botta, Cribiore and Richmand; and the Audit Committee consists of Messrs. Tucker, Conway, Mencoff and Parzick.

Non-employee directors who are not employed by or affiliated with CD&R will receive compensation for their services on the Boards of $30,000 per year plus $2,500 per board meeting attended. Currently, five of the Company's directors are employees of CD&R, to which the Company pays fees for advisory and management consulting services. See Item 13.

ITEM 11. EXECUTIVE COMPENSATION

Management Compensation Summary

The following table summarizes the compensation paid for services rendered during the fiscal year indicated below by the Company or, in the case of services rendered prior to the Merger, the Predecessor Company, to the current and former Chief Executive Officers and the four most highly compensated other executive officers (the "Named Executive Officers").


                                            Summary Compensation Table

                        Annual Compensation                    Securities Underlying Long Term
                        -------------------                    --------------------------------
                                                                     Compensation Awards
                                                                     -------------------
                                                         (4)                     (6)            (7)
                                Salary      Bonus    Other Annual       (5)     Stock        All Other
       Name              Year     $           $      Compensation       SARs   Options      Compensation

B. Charles Ames(1)       --        --         --           --          --        --            --
   Chairman and chief
   executive officer


James O. Egan            1996   181,364    270,000(3)     9,939             0         0             0
 Sr. Vice President
 and Chief Financial
 Officer

Octavio Orta             1996   272,083          0            2             0    30,000         4,500
 Sr. Vice President,

 Coated Board Sales      1995   226,250     98,000            0             0         0         5,575
 and Packaging

 Operations              1994   210,000    100,000        1,994       195,000         0         7,970



Robert C. Hart           1996   259,583          0            0             0    15,000         4,500
  Sr. Vice President,    1995   226,250     91,045        5,363             0         0         5,575
  Paperboard
  Operations             1994   210,000    115,000       27,461       195,000         0         7,970

Robert H. Burg           1996   215,000          0            0             0     9,000         4,500
  Sr. Vice President,    1995   185,000     59,532            0             0         0         5,575
  Human
  Resources              1994   175,000     94,029       22,789       140,000         0         7,970

Thomas H. Johnson        1996   483,333          0            0             0    90,000         4,500
  Vice Chairman,         1995   400,000    100,000            0             0         0         5,575
  former President
  and Chief Executive    1994   340,000    200,000            0       675,000         0         7,970
  Officer(2)

(1) Mr. Ames assumed the positions of Chairman and chief executive officer of the Company on October 8, 1996. Mr. Ames is a principal and an employee of CD&R and received no compensation directly from the Company for his services as Chairman and chief executive officer. The Company pays CD&R an annual fee for management and financial consulting services (see "Certain Relationships and Related Transactions" below), which include Mr. Ames's services as Chairman and chief executive officer.

(2) Mr. Johnson served as President and Chief Executive Officer until November 11, 1996, when he assumed the position of Vice-Chairman. The information contained in the Summary Compensation Table with respect to Mr. Johnson does not include certain payments to him in connection with the change in his employment status. See "Employment Agreements" below.

(3) Upon the commencement of his employment with the Company on May 8, 1996, the Company paid Mr. Egan a commencement incentive of $150,000 and guaranteed a minimum annual bonus to Mr. Egan for 1996 of at least $120,000.

(4) Amounts consist of tax reimbursement payments to the Named Executive Officers in respect of certain taxable perquisites provided to them.

(5) Stock appreciation rights ("SARs") with respect to the common stock of the Predecessor Company were granted during 1994 to the Named Executive Officers indicated in the Summary Compensation Table. None of the SARs are currently outstanding; all of the SARs were exercised prior to or in connection with the Merger.

(6) In June, 1996 certain Named Executive Officers received options to purchase shares of Common Stock of the Company, as indicated in the Summary Compensation Table.

(7) Amounts consist of Company contributions on behalf of the Named Executive Officers to the Company's savings plan.



Name       Number of          Percent of     Exercise Price  Expiration Date     Grant Date
          Securities        Total Options     Per Share                        Percent Value
          Underlying          Granted to       ($/Share)                           ($)(3)
           Options           Employees in
          Granted (#)        Fiscal Year

J. Egan            --             --              --                  --            --
O. Orta         20,000(1)       10.1%            $100            June 3, 2006    $447,200
                10,000(2)                                                        $223,600
R. Hart         10,000(1)        5.1%            $100            June 3, 2006    $223,600
                 5,000(2)                                                        $111,800
R. Burg          6,000(1)        3.0%            $100            June 3, 2006    $134,160
                 3,000(2)                                                         $67,080
T. Johnson      60,000(4)       30.3%            $100            June 3, 2006   $1,341,600
                30,000(5)                                                        $670,800

(1) The Options will become vested in five equal annual installments on each of the first five anniversaries of June 4, 1996 (the "Date of Grant"), subject in each case to the Named Executive Officer's continued employment.

(2) The Options become vested nine years and six months following the Date of Grant, or as of any earlier date as of which the Company achieves its five year EBITDA target.

(3) The dollar amounts set forth under this heading are based on an economic option pricing model commonly used to value option grants on the basis of certain assumptions. An economic option pricing model will produce different results depending on the assumptions made, and the values shown above are merely good faith estimates of the present value of the option grants. Because one of the assumptions in the model is the future volatility in the value of the Common Stock, the actual present value of such option grants cannot be determined.

(4) The terms governing, among other things, the vesting of Mr. Johnson's options were modified in connection with the change in Mr. Johnson's employment status as follows: with respect to options covering 60,000 Shares (the "Service Options"), 20% of the options will become vested on June 3, 1997 and an additional 20% of such Service Options will become vested on December 31, 1997, subject, in each such case, to Mr. Johnson's continued employment through such date pursuant to the Services Agreement (see "Employment Agreement" below) or earlier termination due to death or disability.

      With respect to options covering 30,000 Shares (the "Performance Options"), such Performance Options will become vested as provided in footnote (2) above, except that upon the termination of Mr. Johnson's services pursuant to the Services Agreement, a proportionate share of any Performance Options that have not yet become vested on or prior to the date of such termination shall become vested as of such date.

      Any options held by Mr. Johnson as of the date of the termination of his services pursuant to the Services Agreement that have not become vested on or prior to such date will be canceled immediately on such date.

Pension Plan

All U.S. salaried employees and hourly employees at non-union locations who satisfy the service eligibility criteria are participants in the Riverwood International Employees Retirement Plan (the "Retirement Plan"). Pension benefits under the Retirement Plan are limited in accordance with the provisions of the IRC, governing tax qualified pension plans. The Company has adopted a Supplemental Pension Plan (the "Supplemental Plan") that provides for payment to participants of retirement benefits equal to the excess of the benefits that would have been earned by each such participant had the limitations of the IRC not applied to the Retirement Plan and the amount actually earned by such participant under the Retirement Plan. Each of the Named Executive Officers (other than Mr. Egan who has not yet satisfied the plan's service criteria, and the chief executive officer, who is not eligible to participate under the plan terms) is eligible to participate in the Supplemental Plan. Benefits under the Supplemental Plan are not pre-funded; such benefits are paid by the Company when due. The Pension Plan Table below sets forth the estimated annual benefits payable upon retirement, including amounts attributable to the Supplemental Plan, for specified remuneration levels and years of service.

                               PENSION PLAN TABLE

                                             Years of Service
                  -------------------------------------------------------------
Remuneration          15            20          25           30          35
------------      ----------   ----------   ----------   ----------  ----------
  $125,000        $   24,773   $   33,030   $   41,288   $   49,545  $   57,803
   150,000            30,023       40,030       50,038       60,045      70,053
   175,000            35,273       47,030       58,788       70,545      82,303
   200,000            40,523       54,030       67,538       81,045      94,553
   225,000            45,773       61,030       76,288       91,545     106,803
   250,000            51,023       68,030       85,038      102,045     119,053
   300,000            61,523       82,030      102,538      123,045     143,553
   400,000            82,523      110,030      137,538      165,045     192,553
   450,000            93,023      124,030      165,038      186,045     217,053
   500,000           103,523      138,030      172,538      207,045     241,553
   600,000           124,523      166,030      207,538      249,045     290,553

--------------------------------------------------------------------------------

A. Had the Named Executive Officers in the Summary Compensation Table retired as of December 31, 1996, their respective five-year average salaries, plus bonus, for purposes of the table set forth above, would have been as follows: Mr. Johnson, $532,867; Mr. Hart, $313,208; Mr. Orta, $309,143; Mr.
     Burg, $241,640.

B. On December 31, 1996, the Named Executive Officers in the Summary Compensation Table had the following years of credited service under the Retirement Plan: Mr. Hart --- 30, Mr. Johnson --- 7, Mr Orta --- 7, Mr. Burg --- 4.

C. Salary as defined in the Retirement Plan includes payments under the annual incentive compensation plan but excludes payments under any equity incentive plan of the Company or the Predecessor Company.

Employment Agreements

Each of the Named Executive Officers (other than the chief executive officer) is a party to an employment agreement with the Company providing for an employment term of five years for Mr. Octavio Orta and three years for each other Named Executive Officer. The agreements provide that, in the event of a termination of any such Named Executive Officer's employment by the Company without "cause" (as defined in the employment agreements) or by such Named Executive Officer for "good reason" (as so defined), such Named Executive Officer is entitled to continued salary and welfare benefits generally for a period of one year or, if greater, for the balance of the employment term or one month for each year of service, and a pro rata incentive bonus for the year of termination. The agreements also contain certain noncompetition and nonsolicitation provisions and provide for the termination of previously existing employment agreements.

On October 8, 1996, Holding, RIC Holding, Riverwood, and CD&R entered into an agreement (the "Loanout Agreement") providing CD&R to make available to Holding, Riverwood and RIC Holding the services of Mr. Ames, a principal and employee of CD&R. No consideration is to be paid under the Loanout Agreement for Mr. Ames's services in addition to that already owed under the consulting agreement pursuant to which CD&R provides management and financial consulting services to the Company. The Loanout Agreement will terminate on the earliest to occur of
(i) the termination of such consulting agreement in accordance with its terms,
(ii) termination of the Loanout Agreement by any party, (iii) the election of a successor Chief Executive Officer of the Company and (iv) Mr. Ames's death, permanent disability or resignation from his employment with CD&R.

On November 11, 1996, Holding, RIC Holding and Riverwood entered into a services agreement with Mr. Johnson (the "Services Agreement"), providing, among other things, for a change in Mr. Johnson's status from President and Chief Executive Officer to Vice-Chairman of each of Holding, RIC Holding and Riverwood.

Under the Services Agreement, on November 11, 1996, Riverwood made a lump-sum payment to Mr. Johnson equal to $2,793,043.24 and, on January 15, 1998, Riverwood will make an additional lump-sum payment to Mr. Johnson of $22,958.13. In addition, following the termination of Mr. Johnson's services under the Services Agreement, Mr. Johnson will receive an additional lump-sum payment, in an amount to be calculated by Riverwood's actuary as of the date of such termination of Mr. Johnson's services, with respect to Mr. Johnson's participation in Riverwood's supplemental executive retirement plan after November 11, 1996 and through such termination date.

The Services Agreement further provides that, during the period of his services pursuant to such agreement, Mr. Johnson will receive fees for his services at an annual rate of $500,000, will be eligible for payments of incentive compensation of up to $1,000,000 if Riverwood meets certain set revenue targets during 1997 and will continue to participate in all pension, welfare and fringe benefit programs, other than Riverwood's long-term disability benefit program, of Riverwood in which he was participating immediately prior to November 11, 1996.

Compensation Committee Interlocks

The two CD&R Fund V-nominated directors who serve on the Compensation and Benefits Committee are employees of CD&R. CD&R received a fee from RIC Holding of $12 million, and Brown Brothers Harriman & Co., the general partner of The 1818 Fund, received a fee of $3 million, in each case, in connection with the Merger and arranging the financing thereof. CD&R receives an annual fee of $500,000 for advisory, management consulting and monitoring services from Riverwood. Holding, RIC Holding and Riverwood have also agreed to indemnify the members of the Boards employed by CD&R and CD&R against liabilities incurred under securities laws with respect to their services for Holding, RIC Holding and Riverwood.

Messrs. Hendrix and Cribiore are the CD&R Fund V-nominated directors on the Compensation and Benefits Committees of Holding and Riverwood.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Holding owns all of the outstanding common stock of RIC Holding. RIC Holding owns all of the outstanding common stock of Riverwood. The Holding Common Stock is beneficially owned as follows:

                                                         Number of    Percent of
           Name of Beneficial Owner                       Shares        Class
------------------------------------------------------ ------------  -----------
Clayton, Dubilier & Rice Fund V Limited Partnership(1)   2,250,000       29.5%
501 Silverside Road
Suite 91
Silverside Carr Executive Ctr.
Wilmington, Delaware  19809

FIMA Finance Management Inc. (2)                         2,250,000       29.5
Citco Building, Wickhams Cay
P.O. Box 662
Roadtown, Tortola
British Virgin Islands

The 1818 Fund II, L.P.                                     750,000        9.9
c/o Brown Brothers Harriman & Co.
59 Wall Street
New York, NY  10005

HWH Investment Pte Ltd                                     700,000        9.2
250 North Bridge Road
Singapore  179101
Republic of Singapore

Chase Equity Associates, L.P. (3)                          500,000        6.6
380 Madison Avenue
New York, NY  10017

First Plaza Group Trust                                    500,000        6.6
Mellon Bank, N.A., as Trustee
c/o General Motors Investment Management Corporation
767 Fifth Avenue
New York, NY  10153

Madison Dearborn Capital Partners, L.P.                    500,000        6.6
Three First National Plaza
Chicago, IL  60602

Wolfensohn-River LLC                                        50,000        0.6
599 Lexington Avenue                                     ---------       ----
New York, NY  10022

Total Equity Investors                                   7,500,000       98.5%
                                                         =========       ====

                                                         Number of    Percent of
           Name of Beneficial Owner                       Shares        Class
------------------------------------------------------ ------------  -----------
Total Management Investors                                111,900         1.5

                                                        ---------        -----
Total Equity Investors and Management Investors         7,611,900        100.0%
                                                        =========        =====

----------

(1) B. Charles Ames, William A. Barbe, Kevin J. Conway, Alberto Cribiore, Donald J. Gogel, Leon J. Hendrix, Jr., Hubbard C. Howe, Andrall E. Pearson and Joseph L. Rice, III may be deemed to share beneficial ownership of the shares owned of record by CD&R Fund V by virtue of their status as stockholders of the general partner of the general partner of CD&R Fund V, but each expressly disclaims such beneficial ownership of the shares owned by CD&R Fund V. The stockholders of Associates, Inc. share investment and voting power with respect to securities owned by CD&R Fund V. The business address for each of them is 501 Silverside Road, Suite 91, Silverside Carr Executive Ctr., Wilmington, Delaware 19809.

(2) Reflects transfer on January 6, 1997 of shares formerly held by EXOR Group S.A. to its affiliate, FIMA, a wholly owned subsidiary.

(3) Chase Equity Associates, L.P., formerly known as Chemical Equity Associates, purchased shares of Class B Holding Common Stock, which does not have voting rights.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CD&R Fund V, which is one of Holding's largest stockholders, is a private investment fund managed by CD&R. Amounts contributed to CD&R Fund V by its limited partners are invested at the discretion of the general partner in equity or equity-related securities of entities formed to effect leveraged acquisition transactions and in the equity of corporations where the infusion of capital, coupled with the provision of managerial assistance by CD&R, can be expected to generate returns on investments comparable to returns historically achieved in leveraged buyout transactions. The general partner of CD&R Fund V is Associates V, and the general partners of Associates V are Associates, Inc. and CD&R Cayman Investment Associates, Inc., a Cayman Islands exempted company. Mr. Ames , who is a principal of CD&R and Vice President and a director of Associates, Inc. and a limited partner of Associates V, is chief executive officer of Holding, RIC Holding and Riverwood. Mr. Conway, who is a principal of CD&R and a limited partner of Associates V, is a director of Holding, RIC Holding and Riverwood. Mr. Cribiore, who is principal and a President of CD&R and is Vice President, Treasurer and Assistant Secretary and a director of Associates Inc., also serves as a director of Holding, RIC Holding and Riverwood. See "Item 10. Directors and Executive Officers of the Registrant - Directors and Executive Officers." Mr. Hendrix, who is principal and a limited partner of Associates V, is a director of Holding, RIC Holding and Riverwood. Mr. Howe, who is a principal of CD&R and is Vice President and a director of Associates, Inc., is a director of Holding, RIC Holding and Riverwood. CD&R Fund V purchased $225 million of equity of Holding in connection with the Merger.

CD&R is a private investment firm which is organized as a Delaware corporation. CD&R is the manager of a series of investment funds, including CD&R Fund V. CD&R generally assists in structuring, arranging financing for and negotiating the transactions in which the funds it manages invest. After the consummation of such transactions, CD&R generally provides management and financial consulting services to the companies in which its investment funds have invested during the period of such fund's investment. Such services include helping the company to establish effective banking, legal and other business relationships and assisting management in developing and implementing strategies for improving the operational, marketing and financial performance of the company.

CD&R received an initial annual fee of $500,000 for providing such management and financial consulting services to the Company and reimbursement of out-of-pocket expenses it incurs for so long as CD&R Fund V has an investment in the Company, pursuant to a consulting agreement. The indentures relating to the Notes allow the payment to CD&R of annual fees for management and financial consulting services of up to $1 million, although there is no current intention to increase the amount of the annual fee to be received by CD&R. In connection with the Merger and arranging the financing thereof, at the closing of the Merger, RIC Holding paid CD&R a fee of $12 million and Brown Brothers Harriman & Co. a fee of $3 million, and reimbursed each of them for their out-of-pocket expenses.

CD&R, CD&R Fund V, Holding, Riverwood and RIC Holding entered into an indemnification agreement dated as of March 27, 1996, pursuant to which Holding, RIC Holding and Riverwood have agreed to indemnify CD&R, CD&R Fund V, Associates V, Associates Inc. (together with any other general partner of Associates V) and their respective directors, officers, partners, employees, agents, advisors, representatives and controlling persons against certain liabilities arising under the federal securities laws, liabilities arising out of the performance of the consulting agreement and certain other claims and liabilities.

Management

Following the consummation of the Merger, Holding adopted the Equity Incentive Plan providing for the issuance of up to 695,000 shares of Holding Common Stock pursuant to the sale of shares of Holding Common Stock and the grant of options with respect to Holding Common Stock under the plan.

On June 4, 1996, certain members of management of the Company purchased shares of Holding Common Stock, at a purchase price of $100.00 per share, pursuant to the Equity Incentive Plan, including purchases of 30,000; 10,000; 5,000; 3000; and 53,000 shares of Holding by Messrs. Johnson, Orta, Hart, Burg and by all executive officers of the Company as a group, respectively. The Company guaranteed certain loans for $400,000; $600,000; $150,000; and $715,000 extended to Messrs. Johnson, Orta, Burg and to all executive officers as a group, respectively.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     a. Financial statements, financial statement schedule and exhibits filed as part of this report:

     1. Consolidated balance sheet of Riverwood Holding, Inc. and subsidiaries as of December 31, 1996 and the related statements of operations, shareholders' equity and cash flows for the three months ended March 27, 1996 (Predecessor) and the nine months ended December 31, 1996. Consolidated balance sheets of Riverwood International Corporation as of December 31, 1995 and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1995.

     2.   Schedule II--Valuation and Qualifying Accounts.

     b. Reports on Form 8-K: Form 8-K dated March 27, 1996 and filed with the Securities and Exchange Commission on April 11, 1996; Form 8-K dated August 7, 1996 and filed with the Securities and Exchange Commission on August 22, 1996; and Form 8-K dated October 18, 1996 and filed with the Securities and Exchange Commission on October 21, 1996.

     c. Exhibit Index to Annual Report on Form 10-K for Year Ended December 31, 1996.

                        Description               Cross Reference or Page Number
          -------------------------------------   ------------------------------
2.1       Agreement and Plan of Merger, dated as  Filed as Exhibit 2.1 to the of October 25, 1995, by and among RIC,  Registration Statement on Form
          RIC Holding and Acquisition Corp.       S-1 (Registration No.
                                                  33-80475) of New River
                                                  Holding, Inc. (renamed
                                                  Riverwood Holding, Inc.) under
                                                  the Securities Act of 1933, as
                                                  amended, and incorporated
                                                  herein by reference.

2.2       Voting and Indemnification Agreement,   Filed as Exhibit 2.2 to the
          dated as of October 25, 1995, by and    Registration Statement on Form
          among RIC, Manville, RIC Holding and    S-1 (Registration No.
          Acquisition Corp.                       33-80475) of New River
                                                  Holding, Inc. (renamed
                                                  Riverwood Holding, Inc.) under
                                                  the Securities Act of 1933, as
                                                  amended, and incorporated
                                                  herein by reference.

2.3       Tax Matters Agreement, dated as of      Filed as Exhibit 10.3 to the
          October 25, 1995, by and among          Registration Statement on Form
          Manville, RIC, RIC Holding and          S-1 (Registration No.
          Acquisition Corp.                       33-80475) of New River
                                                  Holding, Inc. (renamed
                                                  Riverwood Holding, Inc.) under
                                                  the Securities Act of 1933, as
                                                  amended, and incorporated
                                                  herein by reference.

                        Description               Cross Reference or Page Number
          -------------------------------------   ------------------------------
2.4       Asset Purchase Agreement, dated as of   Filed as Exhibit 2 to the
          August 6, 1996, by and among Plum       Registrant's Current Report on
          Creek Timber Company, L.P.,             Form 8-K filed August 22, 1996
          Riverwood International Corporation     and Exhibit 2a to the
          and New River Timber, LLC               Registrant's Current Report on
                                                  Form 8-K filed October 21,
                                                  1996 (Commission File No.
                                                  1-11113), and incorporated
                                                  herein by reference.

2.5       Amendment to Asset Purchase             Filed as Exhibit 2b to the
          Agreement, dated as of October 16,      Registrant's Current Report on
          1996, by and among Plum Creek Timber    Form 8-K filed October 21,
          Company, L.P., Riverwood                1996 (Commission File No.
          International Corporation and New       1-11113), and incorporated
          River Timber, LLC.                      herein by reference.

2.6       Wood Products Supply Agreement,         Filed as Exhibit 2c to the
          dated as of October 18, 1996, between   Registrant's Current Report on
          Plum Creek Timber Company, L.P. and     Form 8-K filed October 21,
          Riverwood International Corporation.    1996 (Commission File No.
                                                  1-11113), and incorporated
                                                  herein by reference.

3.1       Certificate of Incorporation of         Filed as Exhibit 3.3 to the
          Riverwood Holding, Inc. (formerly       Registration Statement on Form
          known as New River Holding, Inc.),      S-1 (Registration No.
          dated December 7, 1995                  33-80475) of New River
                                                  Holding, Inc. (renamed
                                                  Riverwood Holding, Inc.) under
                                                  the Securities Act of 1933, as
                                                  amended, and incorporated
                                                  herein by reference.

3.2       Certificate of Amendment of             Filed as an exhibit hereto.
          Certificate  of Incorporation of
          New River Holding, Inc., dated March
          27, 1996

3.3       Restated By-Laws of Riverwood Holding,  Filed as Exhibit 3.1 to the
          Inc., as amended effective October 8,   Registrant's Form 10-Q filed
          1996.                                   November 8, 1996, and
                                                  incorporated herein by
                                                  reference.

4.1 Senior Secured Credit Agreement, dated Filed as Exhibit 10.1 to RIC March 27, 1996, among RIC Holding, the Holding, Inc.'s Annual Report other borrowers thereto, Chemical Bank, on Form 10-K filed April 16,
          as administrative agent, and the        1996 (Commission File No.
          lenders party thereto.                  1-11113), and incorporated
                                                  herein by reference.

4.2       Machinery Credit Agreement, dated       Filed as Exhibit 10.1 to RIC
          March 27, 1996, among Riverwood         Holding, Inc.'s Annual Report
          International Machinery, Inc., the      on Form 10-K filed April 16,
          other borrowers thereto, Chemical       1996 (Commission File No.
          Bank, as administrative agent, and      1-11113), and incorporated
          the lenders party thereto.              herein by reference.

                        Description               Cross Reference or Page Number
          -------------------------------------   ------------------------------
4.3       Amendment No. 1, dated as of September  Filed as Exhibit 4a to the
          13, 1996, to the Credit Agreement,      Registrant's Current Report on
          dated as of March 20, 1996, among       Form 8-K filed October 21,
          Riverwood International Corporation,    1996 (Commission File No.
          the lenders party thereto, and The      1-11113), and incorporated
          Chase Manhattan Bank (formerly known    herein by reference.
          as Chemical Bank), as administrative
          agent.

4.4       Amendment No. 2, dated as of September  Filed as Exhibit 4b to the
          17, 1996, to the Credit Agreement,      Registrant's Current Report on
          dated as of March 20, 1996, among       Form 8-K filed October 21,
          Riverwood International Corporation,    1996 (Commission File No.
          the lenders party thereto, and          1-11113), and incorporated
          The Chase Manhattan Bank (formerly      herein by reference.
          known as Chemical Bank), as
          administrative agent.

4.5       Amendment No. 3, dated as of November   Filed as an exhibit hereto.
          4, 1996, to the Credit Agreement, dated
          as of March 20, 1996, among Riverwood
          International Corporation, the lenders
          party thereto, and The Chase Manhattan
          Bank (formerly known as Chemical
          Bank), as administrative agent.

4.6       Indenture, dated March 27, 1996, among  Filed as Exhibit 4.6 to RIC
          RIC Holding, Inc., Riverwood Holding,   Holding, Inc.'s Annual Report
          Inc., CDRO Acquisition Corporation and on Form 10-K filed April 16, Fleet National Bank of Connecticut, as 1996 (Commission File No.
          trustee, relating to the 10 1/4%        1-11113), and incorporated
          Senior Notes due 2006 of Riverwood      herein by reference.
          International Corporation, together
          with the First Supplemental Indenture
          and the Second Supplemental Indenture
          thereto.

4.7       Indenture, dated March 27, 1996, among  Filed as Exhibit 4.7 to RIC
          RIC Holding, Inc., Riverwood Holding,   Holding, Inc.'s Annual Report
          Inc., CDRO Acquisition Corporation and  on Form 10-K filed April 16,
          Fleet National Bank of Massachusetts,   1996 (Commission File No.
          as trustee, relating to the 10 7/8%     1-11113), and incorporated
          Senior Subordinated Notes due 2008 of   herein by reference.
          Riverwood International Corporation,
          together with the First Supplemental
          Indenture and the Second Supplemental
          Indenture thereto.

                        Description               Cross Reference or Page Number
          -------------------------------------   ------------------------------
10.1      Form of Investor Stock Subscription     Filed as Exhibit 10.6 to
          Agreement between Riverwood Holding, Registration Statement on Form Inc. (formerly named New River Holding, S-1 (Registration No.
          Inc.) and each of the investors named   33-80475) of New River
          on the schedule thereto.                Holding, Inc. (renamed
                                                  Riverwood Holding, Inc.) under
                                                  the Securities Act of 1933, as
                                                  amended, incorporated herein
                                                  by reference.

10.2      Form of Management Stock Subscription   Filed as Exhibit 10.4 to
          Agreement between New River Holding,    Registration Statement on Form
          Inc. (renamed Riverwood Holding, Inc.)  S-1 (Registration No.
          and the purchasers named therein.       33-80475) of New River
                                                  Holding, Inc. (renamed
                                                  Riverwood Holding, Inc.) under
                                                  the Securities Act of 1933, as
                                                  amended, incorporated herein
                                                  by reference.

10.3      Form of Management Stock Option         Filed as Exhibit 10.5 to
          Agreement between New River Holding,    Registration Statement on Form
          Inc. (renamed Riverwood Holding, Inc.)  S-1 (Registration No.
          and the grantees named therein.         33-80475) of New River
                                                  Holding, Inc. (renamed
                                                  Riverwood Holding, Inc.) under
                                                  the Securities Act of 1933, as
                                                  amended, incorporated herein
                                                  by reference.

10.4      Form of Registration and Participation  Filed as Exhibit 10.7 to
          Agreement among New River Holding,      Registration Statement on Form
          Inc. (renamed Riverwood Holding, Inc.)  S-1 (Registration No.
          and certain stockholders of New River   33-80475) of New River
          Holding, Inc.                           Holding, Inc. (renamed
                                                  Riverwood Holding, Inc.) under
                                                  the Securities Act of 1933, as
                                                  amended, incorporated herein
                                                  by reference.

10.5      Form of New River Holding, Inc. Stock   Filed as Exhibit 10.10 to
          Incentive Plan.                         Registration Statement on Form
                                                  S-1 (Registration No.
                                                  33-80475) of New River
                                                  Holding, Inc. (renamed
                                                  Riverwood Holding, Inc.) under
                                                  the Securities Act of 1933, as
                                                  amended, incorporated herein
                                                  by reference.


10.6      Form of Stockholders Agreement among    Filed as Exhibit 10.11 to
          New River Holding, Inc. (renamed        Registration Statement on Form
          Riverwood Holding, Inc.) and the        S-1 (Registration No.
          stockholders of New River Holding, Inc. 33-80475) of New River
          named therein.                          Holding, Inc. (renamed
                                                  Riverwood Holding, Inc.) under
                                                  the Securities Act of 1933, as
                                                  amended, incorporated herein
                                                  by reference.

                      Description                 Cross Reference or Page Number
          -------------------------------------   ------------------------------
10.7      Form of Indemnification Agreement,      Filed as Exhibit 10.8 to the
          among Riverwood Holding, Inc., RIC Registration Statement on Form Holding, Inc., Riverwood International S-1 (Registration No.
          Corporation, Clayton, Dubilier &        33-80475) of New River
          Rice, Inc. and Clayton, Dubilier &      Holding, Inc. (renamed
          Rice Fund V Limited Partnership.        Riverwood Holding, Inc.) under
                                                  the Securities Act of 1933, as
                                                  amended, and incorporated
                                                  herein by reference.


10.8      Form of Amended and Restated            Filed as Exhibit 10.9 to the
          Employment Agreements, among            Registration Statement on Form
          Riverwood, Holding and each of Thomas   S-1 (Registration No.
          H. Johnson, Robert C. Hart, Octavio     33-80475) of New River
          Orta and Frank R. McCauley.             Holding, Inc. (renamed
                                                  Riverwood Holding, Inc.) under
                                                  the Securities Act of 1933, as
                                                  amended, and incorporated
                                                  herein by reference.

10.9      Form of Consulting Agreement, among     Filed as Exhibit 10.12 to the
          Riverwood Holding, Inc., RIC Holding,   Registration Statement on Form
          Inc., the corporation formerly known    S-1 (Registration No.
          as Riverwood International Corporation, 33-80475) of New River Riverwood International Corporation and Holding, Inc. (renamed
          Clayton, Dubilier & Rice, Inc.          Riverwood Holding, Inc.) under
                                                  the Securities Act of 1933, as
                                                  amended, and incorporated
                                                  herein by reference.

10.10     Agreement dated as November 11, 1996    Filed as an exhibit hereto
          among Riverwood Holding, Inc., RIC
          Holding, Inc., Riverwood International
          Corporation and Thomas H. Johnson

10.11     Loanout Agreement dated as of October   Filed as an exhibit hereto.
          8, 1996 by and among Riverwood Holding
          Inc., RIC Holding, Inc., Riverwood
          International Corporation and Clayton,
          Dubilier & Rice, Inc.


18        Letter re: Change in Accounting         Filed as an exhibit hereto.
          Principles.

21        List of subsidiaries.                   Filed as an exhibit hereto.

27        Financial Data Schedule                 Filed as an exhibit hereto.

99        Reconciliation of Income(Loss) from     Filed as an exhibit hereto.
          Operations to EBITDA.

           Pursuant to Item 601(b)(4)(iii) of Regulation S-K, Holding hereby agrees to furnish a copy of each document set forth below upon request of the Securities and Exchange Commission:

Indenture, dated as of June 24, 1992, between RIC and Continental Bank, National Association, as trustee, relating to 10 3/4% Senior Notes Due 2000 (the "10 3/4% Indenture").

First Supplemental Indenture to the 10 3/4% Indenture, dated as of February 13, 1996, between RIC and First Trust of Illinois, National Association (as successor trustee to Continental Bank, National Association).

Indenture, dated as of June 24, 1992, between RIC and NationsBank of Georgia, National Association, as trustee, relating to 11 1/4% Senior Subordinated Notes Due 2002 (the "11 1/4% Indenture").

First Supplemental Indenture to the 11 1/4% Indenture, dated as of February 13, 1996, between RIC and The Bank of New York (as successor trustee to NationsBank of Georgia, National Association).

Indenture, dated as of June 30, 1994, between RIC and The Bank of New York, as trustee, relating to 10 3/8% Senior Subordinated Notes Due 2004 (the "10 3/8% Indenture").

First Supplemental Indenture to the 10 3/8% Indenture, dated as of February 13, 1996, between RIC and The Bank of New York, as trustee.

Indenture, dated as of September 15, 1993, between RIC and Morgan Guaranty Trust Company of New York, relating to 6 3/4% Convertible Subordinated Notes due 2003 (the "6 3/4% Indenture").

First Supplemental Indenture to the 6 3/4% Indenture, dated as of March 27, 1996, between RIC and First Trust of New York, National Association (as successor trustee to Morgan Guaranty Trust Company of New York).

Second Supplemental Indenture to the 6 3/4% Indenture, dated as of March 28, 1996, between RIC Holding, Inc. (as successor to RIC) and First Trust of New York, National Association (as successor trustee to Morgan Guaranty Trust Company of New York).

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 26 day of March, 1997.

                                                     RIVERWOOD  HOLDING, INC.


                                                     By: /s/ B. Charles Ames
                                                        -----------------------
                                                        B. Charles Ames
                                                        chief executive officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signatures                       Title                       Date
-------------------------  --------------------------------  -------------------

/s/ B. Charles Ames        Chairman of the Board and          March 26, 1997
-------------------------  chief executive officer
B. Charles Ames            (Principal Executive Officer)


/s/ James O. Egan          Senior Vice President and          March 26, 1997
-------------------------  Chief Financial Officer
James O. Egan              (Principal Financial Officer)

/s/ C. E. Jenness          Vice President                     March 26, 1997
-------------------------  and Corporate Controller
C. E. Jenness              (Principal Accounting Officer)

      Signatures                       Title                       Date
-------------------------  --------------------------------  -------------------

/s/ Kevin J. Conway        Director                           March 26, 1997
-------------------------
Kevin J. Conway

/s/ Alberto Cribiore       Director                           March 26, 1997
-------------------------
Alberto Cribiore

/s/ Leon J. Hendrix, Jr.   Director                           March 26, 1997
-------------------------
Leon J. Hendrix, Jr.

                           Director                           March 26, 1997
-------------------------
Hubbard C. Howe

/s/ Brian J. Richmand      Director                           March 26, 1997
-------------------------
Brian J. Richmand

/s/ G. Andrea Botta        Director                           March 26, 1997
-------------------------
G. Andrea Botta

/s/ Joseph E. Parzick      Director                           March 26, 1997
-------------------------
Joseph E. Parzick

/s/ Lawrence C. Tucker     Director                           March 26, 1997
-------------------------
Lawrence C. Tucker

/s/ Samuel M. Mencoff      Director                           March 26, 1997
-------------------------
Samuel M. Mencoff

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Directors
of Riverwood Holding, Inc.

      In connection with our audits of the consolidated financial statements of Riverwood International Corporation as of December 31, 1995 and 1994, and for each of the two years in the period ended December 31, 1995, which financial statements are included in this Annual Report on Form 10-K of Riverwood Holding, Inc. we have also audited the financial statement schedule listed in Item 14(a)(2) herein.

      In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                                        COOPERS & LYBRAND L.L.P.

Atlanta, Georgia
January 22, 1996

                             RIVERWOOD HOLDING, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            (In thousands of dollars)

                                                                       Additions
                                                              ---------------------------
                                           Balance at         Charged to         Charged                           Balance
                                           Beginning          Costs and          to Other        Deductions        at End
Classification                             of Period          Expenses           Accounts               (a)        of Period
------------------------------------------------------------------------------------------------------------------------------------
Company:
Nine Months ended December 31, 1996
-----------------------------------
Allowances Reducing the Assets
     in the Balance Sheet:
         Doubtful accounts receivable      $        -         $      952         $     -        $     (123)       $       829
         Deferred tax assets                    33,263            58,756               -                  -            92,019
------------------------------------------------------------------------------------------------------------------------------------
                  Total                    $    33,263         $  59,708         $     -         $    (123)       $    92,848
====================================================================================================================================
====================================================================================================================================
====================================================================================================================================
Three Months ended March 27, 1996
---------------------------------
Allowances Reducing the Assets
     in the Balance Sheet:
         Doubtful accounts receivable      $    1,476         $     197         $      -        $      (82)       $     1,591
         Deferred tax assets                    1,875                -                 -            (1,000)               875
------------------------------------------------------------------------------------------------------------------------------------
                  Total                    $    3,351         $     197         $      -         $  (1.082)       $     2,466
====================================================================================================================================


Predecessor:
Twelve Months ended December 31, 1995
-------------------------------------
Allowances Reducing the Assets
     in the Balance Sheet:
         Doubtful accounts receivable      $    1,105         $     589         $    299         $     (517)       $    1,476
         Deferred tax assets                    4,327                 -                -             (2,452)            1,875
------------------------------------------------------------------------------------------------------------------------------------
                  Total                    $    5,432         $     589         $    299         $   (2,969)       $    3,351
====================================================================================================================================
Twelve Months ended December 31, 1994
-------------------------------------
Allowances Reducing the Assets
     in the Balance Sheet:
         Doubtful accounts receivable      $    1,202         $      88         $    148         $     (333)       $    1,105
         Deferred tax assets                    3,662                 -              665                  -             4,327
------------------------------------------------------------------------------------------------------------------------------------
                  Total                    $    4,864         $      88         $    813         $     (333)       $    5,432
====================================================================================================================================

Notes:

(a) The reductions in the allowance for doubtful accounts receivable relate principally to charges for which reserves were provided, net of recoveries. The reduction in the valuation allowance for deferred tax assets represents the reversal of a valuation allowance on certain international deferred tax net operating loss carryforward assets for which realization became more likely than not.

                                  EXHIBIT INDEX

Exhibit                  Exhibit
Number                 Description                Cross Reference or Page Number
-------                -----------                ------------------------------

2.1       Agreement and Plan of Merger, dated as  Filed as Exhibit 2.1 to the of October 25, 1995, by and among RIC,  Registration Statement on Form
          RIC Holding and Acquisition Corp.       S-1 (Registration No.
                                                  33-80475) of New River
                                                  Holding, Inc. (renamed
                                                  Riverwood Holding, Inc.) under
                                                  the Securities Act of 1933, as
                                                  amended, and incorporated
                                                  herein by reference.

2.2       Voting and Indemnification Agreement,   Filed as Exhibit 2.2 to the
          dated as of October 25, 1995, by and    Registration Statement on Form
          among RIC, Manville, RIC Holding and    S-1 (Registration No.
          Acquisition Corp.                       33-80475) of New River
                                                  Holding, Inc. (renamed
                                                  Riverwood Holding, Inc.) under
                                                  the Securities Act of 1933, as
                                                  amended, and incorporated
                                                  herein by reference.

2.3       Tax Matters Agreement, dated as of      Filed as Exhibit 10.3 to the
          October 25, 1995, by and among          Registration Statement on Form
          Manville, RIC, RIC Holding and          S-1 (Registration No.
          Acquisition Corp.                       33-80475) of New River
                                                  Holding, Inc. (renamed
                                                  Riverwood Holding, Inc.) under
                                                  the Securities Act of 1933, as
                                                  amended, and incorporated
                                                  herein by reference.

2.4       Asset Purchase Agreement, dated as of   Filed as Exhibit 2 to the
          August 6, 1996, by and among Plum       Registrant's Current Report on
          Creek Timber Company, L.P.,             Form 8-K filed August 22, 1996
          Riverwood International Corporation     and Exhibit 2a to the
          and New River Timber, LLC               Registrant's Current Report on
                                                  Form 8-K filed October 21,
                                                  1996 (Commission File No.
                                                  1-11113), and incorporated
                                                  herein by reference.

2.5       Amendment to Asset Purchase             Filed as Exhibit 2b to the
          Agreement, dated as of October 16,      Registrant's Current Report on
          1996, by and among Plum Creek Timber    Form 8-K filed October 21,
          Company, L.P., Riverwood                1996 (Commission File No.
          International Corporation and New       1-11113), and incorporated
          River Timber, LLC.                      herein by reference.

Exhibit                  Exhibit
Number                 Description                Cross Reference or Page Number
-------                -----------                ------------------------------

2.6       Wood Products Supply Agreement,         Filed as Exhibit 2c to the
          dated as of October 18, 1996, between   Registrant's Current Report on
          Plum Creek Timber Company, L.P. and     Form 8-K filed October 21,
          Riverwood International Corporation,    1996 (Commission File No.
          including a list of omitted annexes     1-11113), and incorporated
          and an undertaking of the registrant    herein by reference.
          to furnish supplementally a copy of
          any such omitted annex to the
          Securities and Exchange Commission
          upon request.

3.1       Certificate of Incorporation of         Filed as Exhibit 3.3 to the
          Riverwood Holding, Inc. (formerly       Registration Statement on Form
          known as New River Holding, Inc.),      S-1 (Registration No.
          dated December 7, 1995                  33-80475) of New River
                                                  Holding, Inc. (renamed
                                                  Riverwood Holding, Inc.) under
                                                  the Securities Act of 1933, as
                                                  amended, and incorporated
                                                  herein by reference.

3.2       Certificate of Amendment of             Filed as an exhibit hereto.
          Certificate  of Incorporation of
          New River Holding, Inc., dated
          March 27, 1996

3.3       Restated By-Laws of Riverwood Holding,  Filed as Exhibit 3.1 to the
          Inc., as amended effective October 8,   Registrant's Form 10-Q filed
          1996.                                   November 8, 1996, and
                                                  incorporated herein by
                                                  reference.

4.1 Senior Secured Credit Agreement, dated Filed as Exhibit 10.1 to RIC March 27, 1996, among RIC Holding, the Holding, Inc.'s Annual Report other borrowers thereto, Chemical Bank, on Form 10-K filed April 16,
          as administrative agent, and the        1996 (Commission File No.
          lenders party thereto.                  1-11113), and incorporated
                                                  herein by reference.

4.2       Machinery Credit Agreement, dated       Filed as Exhibit 10.1 to RIC
          March 27, 1996, among Riverwood         Holding, Inc.'s Annual Report
          International Machinery, Inc., the      on Form 10-K filed April 16,
          other borrowers thereto, Chemical       1996 (Commission File No.
          Bank, as administrative agent, and      1-11113), and incorporated
          the lenders party thereto.              herein by reference.

4.3       Amendment No. 1, dated as of September  Filed as Exhibit 4a to the
          13, 1996, to the Credit Agreement,      Registrant's Current Report on
          dated as of March 20, 1996, among       Form 8-K filed October 21,
          Riverwood International Corporation,    1996 (Commission File No.
          the lenders party thereto, and The      1-11113), and incorporated
          Chase Manhattan Bank (formerly known    herein by reference.
          as Chemical Bank), as administrative
          agent.

Exhibit                  Exhibit
Number                 Description                Cross Reference or Page Number
-------                -----------                ------------------------------

4.4       Amendment No. 2, dated as of September  Filed as Exhibit 4b to the
          17, 1996, to the Credit Agreement,      Registrant's Current Report on
          dated as of March 20, 1996, among       Form 8-K filed October 21,
          Riverwood International Corporation,    1996 (Commission File No.
          the lenders party thereto, and          1-11113), and incorporated
          The Chase Manhattan Bank (formerly      herein by reference.
          known as Chemical Bank), as
          administrative agent.

4.5       Amendment No. 3, dated as of November   Filed as an exhibit hereto.
          4, 1996, to the Credit Agreement, dated
          as of March 20, 1996, among Riverwood
          International Corporation, the lenders
          party thereto, and The Chase Manhattan
          Bank (formerly known as Chemical
          Bank), as administrative agent.

4.6       Indenture, dated March 27, 1996, among  Filed as Exhibit 4.6 to RIC
          RIC Holding, Inc., Riverwood Holding,   Holding, Inc.'s Annual Report
          Inc., CDRO Acquisition Corporation and on Form 10-K filed April 16, Fleet National Bank of Connecticut, as 1996 (Commission File No.
          trustee, relating to the 10 1/4%        1-11113), and incorporated
          Senior Notes due 2006 of Riverwood      herein by reference.
          International Corporation, together
          with the First Supplemental Indenture
          and the Second Supplemental Indenture
          thereto.

4.7       Indenture, dated March 27, 1996, among  Filed as Exhibit 4.7 to RIC
          RIC Holding, Inc., Riverwood Holding,   Holding, Inc.'s Annual Report
          Inc., CDRO Acquisition Corporation and  on Form 10-K filed April 16,
          Fleet National Bank of Massachusetts,   1996 (Commission File No.
          as trustee, relating to the 10 7/8%     1-11113), and incorporated
          Senior Subordinated Notes due 2008 of   herein by reference.
          Riverwood International Corporation,
          together with the First Supplemental
          Indenture and the Second Supplemental
          Indenture thereto.

Exhibit                  Exhibit
Number                 Description                Cross Reference or Page Number
-------                -----------                ------------------------------

10.1      Form of Investor Stock Subscription     Filed as Exhibit 10.6 to
          Agreement between New River Holding,    Registration Statement on Form
          Inc. (renamed Riverwood Holding,        S-1 (Registration No.
          Inc.) and each of the investors         33-80475) of New River
          named on the schedule thereto.          Holding, Inc. (renamed
                                                  Riverwood Holding, Inc.) under
                                                  the Securities Act of 1933, as
                                                  amended, incorporated herein
                                                  by reference.

10.2      Form of Management Stock Subscription   Filed as Exhibit 10.4 to
          Agreement between New River Holding,    Registration Statement on Form
          Inc. (renamed Riverwood Holding, Inc.)  S-1 (Registration No.
          and the purchasers named therein.       33-80475) of New River
                                                  Holding, Inc. (renamed
                                                  Riverwood Holding, Inc.) under
                                                  the Securities Act of 1933, as
                                                  amended, incorporated herein
                                                  by reference.

10.3      Form of Management Stock Option         Filed as Exhibit 10.5 to
          Agreement between New River Holding,    Registration Statement on Form
          Inc. (renamed Riverwood Holding, Inc.)  S-1 (Registration No.
          and the grantees named therein.         33-80475) of New River
                                                  Holding, Inc. (renamed
                                                  Riverwood Holding, Inc.) under
                                                  the Securities Act of 1933, as
                                                  amended, incorporated herein
                                                  by reference.

10.4      Form of Registration and Participation  Filed as Exhibit 10.7 to
          Agreement among New River Holding,      Registration Statement on Form
          Inc. (renamed Riverwood Holding, Inc.)  S-1 (Registration No.
          and certain stockholders of New River   33-80475) of New River
          Holding, Inc.                           Holding, Inc. (renamed
                                                  Riverwood Holding, Inc.) under
                                                  the Securities Act of 1933, as
                                                  amended, incorporated herein
                                                  by reference.

10.5      Form of New River Holding, Inc. Stock   Filed as Exhibit 10.10 to
          Incentive Plan.                         Registration Statement on Form
                                                  S-1 (Registration No.
                                                  33-80475) of New River
                                                  Holding, Inc. (renamed
                                                  Riverwood Holding, Inc.) under
                                                  the Securities Act of 1933, as
                                                  amended, incorporated herein
                                                  by reference.

Exhibit                  Exhibit
Number                 Description                Cross Reference or Page Number
-------                -----------                ------------------------------

10.6      Form of Stockholders Agreement among    Filed as Exhibit 10.11 to
          New River Holding, Inc. (renamed        Registration Statement on Form
          Riverwood Holding, Inc.) and the        S-1 (Registration No.
          stockholders of New River Holding, Inc. 33-80475) of New River
          named therein.                          Holding, Inc. (renamed
                                                  Riverwood Holding, Inc.) under
                                                  the Securities Act of 1933, as
                                                  amended, incorporated herein
                                                  by reference.

10.7      Form of Indemnification Agreement,      Filed as Exhibit 10.8 to the
          among Riverwood Holding, Inc., RIC      Registration Statement on Form
          Holding, Inc., Riverwood International  S-1 (Registration No.
          Corporation, Clayton, Dubilier &        33-80475) of New River
          Rice, Inc. and Clayton, Dubilier &      Holding, Inc. (renamed
          Rice Fund V Limited Partnership.        Riverwood Holding, Inc.) under
                                                  the Securities Act of 1933, as
                                                  amended, and incorporated
                                                  herein by reference.

10.8      Form of Amended and Restated            Filed as Exhibit 10.9 to the
          Employment Agreements, among            Registration Statement on Form
          Riverwood, Holding and each of Thomas   S-1 (Registration No.
          H. Johnson, Robert C. Hart, Octavio     33-80475) of New River
          Orta and Frank R. McCauley.             Holding, Inc. (renamed
                                                  Riverwood Holding, Inc.) under
                                                  the Securities Act of 1933, as
                                                  amended, and incorporated
                                                  herein by reference.

10.9      Form of Consulting Agreement, among     Filed as Exhibit 10.12 to the
          Riverwood Holding, Inc., RIC Holding,   Registration Statement on Form
          Inc., the corporation formerly known    S-1 (Registration No.
          as Riverwood International Corporation, 33-80475) of New River Riverwood International Corporation and Holding, Inc. (renamed
          Clayton, Dubilier & Rice, Inc.          Riverwood Holding, Inc.) under
                                                  the Securities Act of 1933, as
                                                  amended, and incorporated
                                                  herein by reference.

10.10     Agreement dated as November 11, 1996    Filed as an exhibit hereto
          among Riverwood Holding, Inc., RIC
          Holding, Inc., Riverwood International
          Corporation and Thomas H. Johnson

10.11     Loanout Agreement dated as of October   Filed as an exhibit hereto.
          8, 1996 by and among Riverwood Holding
          Inc., RIC Holding, Inc., Riverwood
          International Corporation and Clayton,
          Dubilier & Rice, Inc.


18        Letter re: Change in Accounting         Filed as an exhibit hereto.
          Principles.

21        List of subsidiaries.                   Filed as an exhibit hereto.

27        Financial Data Schedule                 Filed as an exhibit hereto.

99        Reconciliation of Income(Loss) from     Filed as an exhibit hereto.
          Operations to EBITDA.