Form 10-Q
period 1997-03-29
RIVERWOOD HOLDING INC
filed 1997-05-09
CIK 886239

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 29, 1997

                                      OR

          [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________________to_________________

     Commission file number 1-11113

                            RIVERWOOD HOLDING, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                              58-2205241
--------------------------------                         -----------------------
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


________________________________________________________________________________
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X        No  ________.
    -------

     At May 7, 1997 there were 7,111,900 shares and 500,000 shares of the registrant's Class A and Class B common stock, respectively, outstanding.

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

                            RIVERWOOD HOLDING, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS OF DOLLARS)

                                                                           COMPANY
-----------------------------------------------------------------------------------------------
                                                                 March 29,     December 31,
ASSETS                                                             1997           1996
-----------------------------------------------------------------------------------------------
                                                                (UNAUDITED)
Current Assets
 Cash and equivalents                                           $    9,354     $   16,499
 Marketable securities, at cost (approximates market)                  838            858
 Receivables, net of allowances                                    150,339        153,864
 Inventories                                                       202,890        211,965
 Prepaid expenses                                                    8,603          8,113
 Deferred tax assets                                                 2,135          2,897
-----------------------------------------------------------------------------------------------
Total Current Assets                                               374,159        394,196

Property, Plant and Equipment, net of accumulated
     depreciation of $107,599 in 1997 and $85,768 in 1996        1,673,840      1,675,217
Investments in Net Assets of Equity Affiliates                     127,531        125,030
Goodwill, net of accumulated amortization of $8,117 in 1997
   and $5,900 in 1996                                              316,136        318,543
Other Assets                                                       169,381        158,501
-----------------------------------------------------------------------------------------------
Total Assets                                                    $2,661,047     $2,671,487
===============================================================================================

LIABILITIES
-----------------------------------------------------------------------------------------------
Current Liabilities
 Short-term debt                                                $   25,783     $   18,173
 Accounts payable                                                  116,590        125,014
 Compensation and employee benefits                                 38,702         38,017
 Income taxes                                                       38,697         42,031
 Other accrued liabilities                                         122,425        112,205
-----------------------------------------------------------------------------------------------
Total Current Liabilities                                          342,197        335,440

Long-Term Debt, less current portion                             1,600,721      1,567,259
Deferred Income Taxes                                               23,188         19,722
Other Noncurrent Liabilities                                        84,229         85,467
-----------------------------------------------------------------------------------------------
Total Liabilities                                                2,050,335      2,007,888
-----------------------------------------------------------------------------------------------

Contingencies and Commitments (Note 5)

Redeemable Common Stock, at current redemption value                 9,390          9,390

SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------
Nonredeemable Common Stock                                              75             75
Capital in Excess of Par Value                                     751,153        751,153
(Accumulated Deficit)                                             (142,980)      (105,136)
Cumulative Currency Translation Adjustment                          (6,926)         8,117
-----------------------------------------------------------------------------------------------
Total Shareholders' Equity                                         601,322        654,209
-----------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                      $2,661,047     $2,671,487
===============================================================================================

See Notes to Condensed Consolidated Financial Statements.

                            RIVERWOOD HOLDING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

ON MARCH 27, 1996, HOLDING, THROUGH ITS WHOLLY OWNED SUBSIDIARIES, ACQUIRED ALL OF THE OUTSTANDING SHARES OF COMMON STOCK OF RIC. THE PURCHASE METHOD OF ACCOUNTING WAS USED TO RECORD ASSETS ACQUIRED AND LIABILITIES ASSUMED BY HOLDING. AS A RESULT OF THE MERGER, PURCHASE ACCOUNTING AND THE EFFECT OF THE DISPOSITION OF SUBSTANTIALLY ALL OF THE ASSETS OF THE U.S. TIMBERLANDS/WOOD PRODUCTS BUSINESS SEGMENT (SEE NOTE 8), THE ACCOMPANYING FINANCIAL STATEMENTS OF THE PREDECESSOR AND THE COMPANY ARE NOT COMPARABLE IN ALL MATERIAL RESPECTS SINCE THE FINANCIAL STATEMENTS REPORT RESULTS OF OPERATIONS AND CASH FLOWS OF THESE TWO SEPARATE ENTITIES.

                                                                       COMPANY              PREDECESSOR
-------------------------------------------------------------------------------------------------------------
                                                                   Three Months            Three Months
                                                                      Ended                   Ended
                                                                  March 29, 1997          March 27, 1996
-------------------------------------------------------------------------------------------------------------
Net Sales                                                            $267,188                 $293,649
Cost of Sales                                                         235,209                  232,701
Selling, General and Administrative                                    29,207                   30,936
Research, Development and Engineering                                   1,689                    2,031
Other Costs                                                              -                      11,114
Other Expenses, net                                                     2,822                    1,217
-------------------------------------------------------------------------------------------------------------

(Loss) Income from Operations                                          (1,739)                  15,650
Interest Income                                                           142                      329
Interest Expense                                                       38,901                   26,392
-------------------------------------------------------------------------------------------------------------

(Loss) before Income Taxes and Equity in
     Net Earnings of Affiliates                                       (40,498)                 (10,413)
Income Tax Expense (Benefit)                                              901                   (3,436)
-------------------------------------------------------------------------------------------------------------

(Loss) before Equity in Net Earnings of Affiliates                    (41,399)                  (6,977)
Equity in Net Earnings of Affiliates                                    3,555                    4,927
-------------------------------------------------------------------------------------------------------------

Net (Loss)                                                           $(37,844)                $ (2,050)
=============================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                            RIVERWOOD HOLDING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

ON MARCH 27, 1996, HOLDING, THROUGH ITS WHOLLY OWNED SUBSIDIARIES, ACQUIRED ALL OF THE OUTSTANDING SHARES OF COMMON STOCK OF RIC. THE PURCHASE METHOD OF ACCOUNTING WAS USED TO RECORD ASSETS ACQUIRED AND LIABILITIES ASSUMED BY HOLDING. AS A RESULT OF THE MERGER, PURCHASE ACCOUNTING AND THE EFFECT OF THE DISPOSITION OF SUBSTANTIALLY ALL OF THE ASSETS OF THE U.S. TIMBERLANDS/WOOD PRODUCTS BUSINESS SEGMENT (SEE NOTE 8), THE ACCOMPANYING FINANCIAL STATEMENTS OF THE PREDECESSOR AND THE COMPANY ARE NOT COMPARABLE IN ALL MATERIAL RESPECTS SINCE THE FINANCIAL STATEMENTS REPORT RESULTS OF OPERATIONS AND CASH FLOWS OF THESE TWO SEPARATE ENTITIES.

                                                                           COMPANY         PREDECESSOR
-------------------------------------------------------------------------------------------------------------
                                                                         Three Months     Three Months
                                                                             Ended           Ended
                                                                        March 29, 1997   March 27, 1996
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)                                                                $ (37,844)        $ (2,050)
Noncash Items Included in Net (Loss):
  Depreciation, amortization and cost of timber harvested                    32,104           24,438
  Deferred income taxes                                                       1,040           (3,574)
  Pension, postemployment and
   postretirement expense, net of benefits paid                               1,430            1,861

  Equity in net earnings of affiliates, net of dividends                     (2,805)          (4,927)
  Amortization of debt issuance costs                                         2,891              619
  Other, net                                                                    197           (2,350)
Decrease (Increase) in Current Assets:
  Receivables                                                                 1,873           14,737
  Inventories                                                                 3,685          (14,659)
  Prepaid expenses                                                             (742)           8,298
(Decrease) Increase in Current Liabilities:
  Accounts payable                                                           (5,192)          18,182
  Compensation and employee benefits                                          1,513          (10,248)
  Income taxes                                                                 (260)          (3,343)
  Other accrued liabilities                                                   8,015           12,360
Decrease in Other Noncurrent Liabilities                                     (2,522)          (2,569)
-------------------------------------------------------------------------------------------------------------
Net Cash  Provided by Operating Activities                                    3,383           36,775
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property, Plant and Equipment                                  (44,738)         (44,074)
Payment of Merger costs                                                      (3,389)              -
Proceeds from Maturity of Marketable Securities                                  -               439
Proceeds from Sales of Assets                                                   388              623
Increase in Other Assets                                                     (4,031)          (8,004)
-------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                       (51,770)         (51,016)
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Debt                                                                 -            12,669
Net Increase (Decrease) in Revolving Credit Facilities                       43,280           (3,000)
Proceeds from Issuance of Common Stock                                           -               838
Payments on Debt                                                             (1,177)          (2,833)
Dividends                                                                        -            (2,630)
-------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                    42,103            5,044
-------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                                        (861)            (638)
-------------------------------------------------------------------------------------------------------------
Net Decrease in Cash and Equivalents                                         (7,145)          (9,835)
Cash and Equivalents at Beginning of Period                                  16,499           35,870
-------------------------------------------------------------------------------------------------------------
Cash and Equivalents at End of Period                                     $   9,354         $ 26,035
=============================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                            RIVERWOOD HOLDING, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Holding, its wholly owned subsidiaries RIC Holding and the corporation formerly named CDRO Acquisition Corporation
("Acquisition Corp.") were incorporated in 1995 to acquire the stock of RIC.

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

The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that the interim condensed financial statements be read in conjunction with the Company's and Predecessor's most recent audited financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. The Condensed Consolidated Balance Sheet as of December 31, 1996 was derived from audited financial statements.

In connection with the Merger, the purchase method of accounting was used to establish and record a new cost basis for the assets acquired and liabilities assumed. The difference between the purchase price and the fair market values of the assets acquired and liabilities assumed was recorded as goodwill.

The condensed consolidated financial statements presented herein for the periods prior to March 28, 1996, represent the Predecessor's results of operations and cash flows prior to the Merger and, consequently, are stated on the Predecessor's historical cost basis. The condensed consolidated financial statements as of March 29, 1997, and for the three months then ended, reflect the adjustments which were made to record the Merger and represent the Company's new cost basis. On October 18, 1996, the Company sold substantially all of the assets of the U.S. Timberlands/Wood Products business segment (see Note 8). The operating results for the U.S. Timberlands/Wood Products business segment were classified as discontinued operations for periods beginning March 28, 1996 and ending October 18, 1996 (the date of the sale). The operating results for the U.S. Timberlands/Wood Products business segment have not been reclassified as discontinued operations in the Predecessor's Condensed Consolidated Statement of Operations or Condensed Consolidated Statement of Cash Flows for the three months ended March 27, 1996. Accordingly, the financial statements of the Predecessor for periods prior to March 28, 1996 are not comparable in all material respects with the financial statements subsequent to the Merger date. The most significant differences relate to amounts recorded for inventory, property, plant and equipment, intangibles and debt which resulted in increased cost of sales, amortization, depreciation and interest expense in the three months ended March 29, 1997 and will continue to do so in future periods.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a summary of the Company's significant accounting policies, please refer to the Company's report on Form 10-K filed with the Securities and Exchange Commission for the nine month period ended December 31, 1996. For a summary of RIC's significant accounting policies, please refer to the financial statements incorporated by reference in RIC's annual report filed with the Securities and Exchange Commission under Form 10-K for the year ended December 31, 1995.

The Company has reclassified the presentation of certain prior period information to conform with the current presentation format.

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


NOTE 3 - INVENTORIES

The major classes of inventories were as follows:

          (In thousands of dollars)
                                        March 29, 1997     December 31, 1996
          -------------------------------------------------------------------
          Finished goods                   $ 90,257             $ 89,412
          Work-in-process                    17,473               12,496
          Raw materials                      61,776               71,075
          Supplies                           33,384               38,982
          -------------------------------------------------------------------
          Total                            $202,890             $211,965
          ===================================================================

NOTE 4 -  INVESTMENTS IN NET ASSETS OF  EQUITY AFFILIATES

The Company has investments in affiliates that are accounted for using the equity method of accounting. The most significant investment is the Company's 50 percent investment in Igaras Papeis e Embalagens S.A. ("Igaras").

The following represents the summarized income statement information for Igaras, of which the Company recognizes 50 percent in its results of operations:

          (In thousands of dollars)
                                     COMPANY            PREDECESSOR
          --------------------------------------------------------------
                                   Three Months        Three Months
                                       Ended             Ended
                                   March 29, 1997      March 27, 1996
          --------------------------------------------------------------
          Net Sales                   $ 56,402            $ 59,582
          Cost of Sales                 40,286              38,962
          --------------------------------------------------------------

          Gross Profit                $ 16,116            $ 20,620
          ==============================================================

          Income from Operations      $  9,702            $ 14,521
          ==============================================================

          Net Income                  $  6,808            $ 10,113
          ==============================================================


During the first quarters of 1997 and 1996, the Company did not receive a dividend from Igaras. The Company received net dividends from its investments in affiliates, other than Igaras, that are accounted for using the equity method of accounting totaling $0.8 million and nil for the three months ended March 29, 1997 and March 27, 1996, respectively.

NOTE 5 - CONTINGENCIES AND COMMITMENTS

The Company is committed to compliance with all applicable laws and regulations. Environmental law is, however, dynamic rather than static. As a result, costs, which are unforeseeable at this time, may be incurred when new laws are enacted, and when environmental agencies promulgate or revise rules and regulations.

In late 1993, the U.S. Environmental Protection Agency (the "EPA") proposed regulations (generally referred to as the "cluster rules") that would mandate more stringent controls on air and water discharges from the United States pulp and paper mills. In 1996, the EPA released additional clarification of the proposed cluster rules. Based on this information, the Company expects that the cluster rules may be finally promulgated in 1997 and estimates the capital spending that may be required to comply with the cluster rules could reach $55 million to be spent at its two U.S. paper mills over an eight-year period beginning in 1997. The Company anticipates that the majority of this spending to comply with the cluster rules will occur later in the eight-year period. The Company had no capital spending during the first quarter of 1997 related to compliance with the cluster rules.

The Louisiana Department of Environmental Quality ("DEQ") notified the Predecessor by letters, dated December 19, 1995, that the Predecessor may be liable for the remediation of the release or threat of release of hazardous substances at a wood treatment site in Shreveport, Louisiana, that the Predecessor or its predecessor previously operated, and a former oil refinery site in Caddo Parish, Louisiana that the Company currently owns. Neither the Company nor the Predecessor ever operated the oil refinery. In response to the DEQ, the Company has provided additional information to the DEQ concerning these sites and has commenced its own evaluation of any claims and remediation liabilities for which it may be responsible. The Company received a letter from the DEQ dated May 20, 1996, requesting a plan for soil and groundwater sampling of the wood treatment site. The Company first met with the DEQ on July 18, 1996, and then submitted a soil sampling plan to the DEQ. The Company expects approval of this sampling plan in the first half of 1997. On September 6, 1996, the Company received from the DEQ a letter requesting remediation of the former oil refinery site in Caddo Parish, Louisiana. The Company met with the DEQ on February 17, 1997 to discuss these matters. The DEQ has requested that the Company enter into a cooperative agreement to perform a phased-in approach for evaluating soil and groundwater conditions at the Shreveport site. The Company is in discussions with the DEQ regarding the participation of other responsible parties in any clean-up of hazardous substances at both of these sites.

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

On December 6, 1995, Forrest Kelly Clay, a former shareholder of the Predecessor, commenced a purported class action law suit in the United States District Court for the Northern District of Georgia, against the Company and certain officers of the Company (the "Individual Defendants," and together with the Company, the "Defendants"). In his complaint, Clay alleges that the Defendants violated the federal securities laws by disseminating misleading statements and by omissions concerning the strategic alternatives that the Predecessor was considering, including its potential sale to a third-party investor. The complaint also alleged that the Individual Defendants, through their exercise of stock appreciation rights ("SARs"), violated the federal securities laws by trading in the Predecessor's securities while in possession of material, non-public information. The complaint generally seeks damages in an unspecified amount, as well as other relief. On January 29, 1996, Defendants filed a motion to dismiss the complaint for failure to state a claim and failure to plead fraud with particularity. On March 29, 1996, the Court denied Defendants' motion to dismiss and allowed limited discovery to proceed with regard to statements attributable to the Company and the nature of the SARs. That discovery is now complete, and plaintiff has twice amended his complaint (each time putting forward the same claims made in the initial complaint but amending certain of the factual allegations). On November 1, 1996, the Defendants moved to dismiss the amended complaint, noting (i) none of the statements attributable to the Company concerning its review of strategic alternatives was false and (ii) that there was no causal relationship between plaintiff's purchase of Riverwood common stock and the Individual Defendants' exercise of SARs. That motion has been fully briefed and is currently before the Court.

NOTE 6 - OTHER COSTS

Other Costs incurred by the Predecessor in 1996 included expenses associated with stock based compensation plans, expenses related to RIC's review of strategic alternatives and provision for environmental reserves.


NOTE 7 - INCOME TAXES

During the three months ended March 29, 1997, the Company recognized an income tax expense of $0.9 million on a (Loss) before Income Taxes and Equity in Net Earnings of Affiliates of $40.5 million. This expense differed from the statutory federal income tax rate because of valuation allowances established on net operating loss carryforward tax assets in the U.S. and certain international locations where the realization of benefits is uncertain.

In the first quarter of 1996, the Predecessor recognized an income tax benefit of $3.4 million on a (Loss) before Income Taxes and Equity in Net Earnings of Affiliates of $10.4 million.


NOTE 8 - DISPOSITION OF BUSINESSES AND OPERATING ACTIVITIES

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

The operating results for the U.S. Timberlands/Wood Products business segment were classified as discontinued operations for periods beginning March 28, 1996 and ending October 18, 1996 (the date of the sale). The operating results of the U.S. Timberlands/Wood Products business segment have not been reclassified as discontinued operations in the Predecessor's Condensed Consolidated Statements of Operations or Condensed Consolidated Statements of Cash Flows.

In connection with and following the Merger, the Company decided in 1996 to exit certain businesses and operating activities, including the sale or closure of the Company's last dedicated folding carton converting plant in the United States, located in Kankakee, Illinois, packaging machinery manufacturing plants in Marietta, Georgia and Koln, Germany, a beverage multiple packaging converting plant in Bakersfield, California and the trucking transportation operations in West Monroe, Louisiana, as well as the consolidation and realignment of certain other operations in the United States, Australia and Europe. The cost of exiting these businesses and operating activities was approximately $40.9 million which was accrued during 1996 as a purchase accounting adjustment.
These costs related principally to the severance of approximately 750 employees, relocation and other plant closure costs. At December 31, 1996, $32.6 million of this total was unspent and accrued in Other accrued liabilities on the Condensed Consolidated Balance Sheets. During the first quarter of 1997, $7.0 million was paid out and charged against the accrual and related primarily to severance costs.


NOTE 9 - PRO FORMA DATA

The following unaudited pro forma financial data has been prepared assuming that the Merger and related financings were consummated on January 1, 1996 and excluding the results of operations of the U.S. Timberlands/Wood Products business segment from the period presented. This pro forma financial data is presented for informational purposes and is not necessarily indicative of the operating results that would have occurred had the Merger been consummated on January 1, 1996, nor is it necessarily indicative of future operations.


                                    Three Months
                                        Ended
                                    March 27, 1996
                              (In thousands of dollars)
                     ---------------------------------------------
                     Net Sales                $    258,706

                     Net Loss                 $    (31,696)

                        INDEPENDENT ACCOUNTANTS' REPORT


To the Shareholders and Directors
of Riverwood Holding, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Riverwood Holding, Inc. and its subsidiaries as of March 29, 1997, and the related condensed consolidated statements of operations and cash flows for the three-month period ended March 29, 1997. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Riverwood Holding, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the nine-month period ended December 31, 1996 and the three-month period ended March 27, 1996 (Predecessor). The consolidated statements of operations, shareholders' equity and cash flows for the nine month period ended December 31, 1996 and the consolidated statement of shareholders' equity for the three-month period ended March 27, 1996 (Predecessor) are not presented herein. In our report dated March 17, 1997, we expressed an unqualified opinion on those consolidated financial statements, based on our audit and the report of other auditors. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996 and consolidated statements of operations and cash flows for the three-month period ended March 27, 1996, are fairly stated, in all material respects, in relation to the consolidated financial statements from which they have been derived.



DELOITTE & TOUCHE LLP


Atlanta, Georgia
April 25, 1997

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

The Merger was accounted for as a purchase in accordance with APB Opinion No. 16, "Business Combinations" ("APB 16"). Purchase accounting results in increased cost of sales, amortization and depreciation. Additionally, the new capital structure has resulted and will continue to result in higher reported interest expense. The condensed consolidated financial statements for periods prior to March 28, 1996 have been prepared on the historical cost basis using accounting principles that had been adopted by RIC. As a result of the Merger, purchase accounting and the effect of the disposition of substantially all of the U.S. Timberlands/Wood Products business segment (see Note 8 to the Condensed Consolidated Financial Statements), operating results subsequent to the Merger are not comparable in all material respects to the operating results prior to the Merger.

On October 18, 1996, the Company sold substantially all of the assets of the U.S. Timberlands/Wood Products business segment for cash of approximately $550 million. In addition, the buyer assumed certain specified preclosing liabilities. Under the terms of the agreement for such sale, the Company and the buyer, Plum Creek Timber Company, L.P., entered into a twenty-year supply agreement with a ten-year renewal option for the purchase by the Company, at market-based prices, of a majority of the West Monroe Mill's requirements for pine pulpwood and residual chips, as well as a portion of the Company's needs for hardwood pulpwood at the West Monroe Mill. The Company did not realize any gain or loss on the sale. The operating results for the U.S. Timberlands/Wood Products business segment were classified as discontinued operations for periods beginning March 28, 1996 and ending October 18, 1996 (the date of the sale).
The operating results of the U.S. Timberlands/Wood Products business segment have not been reclassified as discontinued operations in the Predecessor's Condensed Consolidated Statements of Operations or Condensed Consolidated Statements of Cash Flows.

Under the terms and definitions of the Company's senior secured credit agreement (the "Senior Secured Credit Agreement") and the indentures (the "Indentures") for the Company's $250 million aggregate principal amount of 10 1/4% Senior Notes due 2006 (the "Senior Notes") and $400 million aggregate principal amount of 10 7/8% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes" and together with the Senior Notes, the "Notes"), certain expenses and costs are excluded from the Company's Income (Loss) from Operations in determining EBITDA (as defined below), including amortization, depreciation or expenses associated with the write-up of inventory, fixed assets and intangible assets in accordance with APB 16 and APB Opinion No. 17, "Intangible Assets", collectively referred to as the "Purchased Asset Costs." During the three months ended March 29, 1997, the Company's (Loss) from Operations included Purchased Asset Costs as follows:

                                                             Three months ended March 29, 1997
                                                                      (In thousands of dollars)
                                                                       ------------------------
                                                 COATED BOARD
DESCRIPTION                                         SYSTEM          CONTAINERBOARD         TOTAL
------------------------------------------------------------------------------------------------
Cost of sales (excluding depreciation)               $  136             $       -         $  136
Depreciation expense                                  4,828                   911          5,739

Amortization of intangible assets                     1,255                     -          1,255
------------------------------------------------------------------------------------------------
Net impact on (Loss) Income from
 Operations                                          $6,219             $     911         $7,130
================================================================================================

GENERAL

The Company reports its results in two business segments: Coated Board System and Containerboard. The Coated Board System business segment includes the production and sale of coated board for packaging cartons from the paper mills in West Monroe, Louisiana; Macon, Georgia (the "Macon Mill") and Norrkoping, Sweden; converting operations at facilities in the United States, Australia and Europe; and the design, manufacture and installation of packaging machinery related to the assembly of beverage cartons. The Containerboard business segment includes the production and sale of linerboard, corrugating medium and kraft paper from paperboard mills in the United States. The former U.S. Timberlands/Wood Products business segment included timberlands and operations engaged in the supply of pulpwood to the West Monroe Mill from the Company's former U.S. timberlands, as well as the manufacture and sale of lumber and plywood.

The table below sets forth Net Sales, (Loss) Income from Operations and consolidated net income (exclusive of non-cash charges resulting from purchase accounting during the periods subsequent to the Merger) before consolidated interest expense, consolidated income taxes, consolidated depreciation and amortization, cost of timber harvested and other non-cash charges deducted in determining consolidated net income and extraordinary items and the cumulative effect of accounting changes and earnings of, but including dividends from non-controlled affiliates ("EBITDA"), calculated in accordance with definitions in the Senior Secured Credit Agreement and the Indentures and on a pro forma basis to exclude Other Costs of the Predecessor ("Pro Forma EBITDA"). The Company believes that EBITDA provides useful information regarding the Company's debt service ability, but should not be considered in isolation or as a substitute for the Condensed Consolidated Statements of Operations or cash flow data.

(In thousand of dollars)
------------------------                               Company         Predecessor
                                                    --------------------------------
                                                    Three Months     Three Months
                                                        Ended            Ended
                                                    March 29, 1997   March 27, 1996
                                                    ---------------------------------
Net Sales (Segment Data):
     Coated Board System                                 $240,110         $234,608
     Containerboard                                        27,078           25,496
     U.S. Timberlands/Wood Products                             -           37,336
     Intersegment Eliminations                                  -           (3,791)
                                                         --------         --------
Net Sales                                                $267,188         $293,649
                                                         ========         ========

(Loss) Income from Operations (Segment Data):
     Coated Board System                                 $ 15,779         $ 24,638
     Containerboard                                       (13,006)          (5,955)
     U.S. Timberlands/Wood Products                             -           13,868
     Corporate and Eliminations                            (4,512)         (16,901)
                                                         --------         --------
(Loss) Income from Operations                            $ (1,739)        $ 15,650
                                                         ========         ========
Pro Forma EBITDA (Segment Data):
     Coated Board System                                 $ 44,485         $ 47,174
     Containerboard                                        (8,038)          (1,242)
     U.S. Timberlands/Wood Products                             -           16,766
     Corporate and Eliminations                            (3,294)          (6,565)
                                                         --------         --------
Pro Forma EBITDA                                         $ 33,153         $ 56,133
                                                         ========         ========

Prior to March 28, 1996, the Predecessor Company incurred expenses associated with stock based compensation plans, expenses related to RIC's review of strategic alternatives and provision for environmental reserves. These expenses were classified as Other Costs on the Condensed Consolidated Statements of Operations. Stock based compensation expense was allocated to each of the business segments based upon the responsibility of the individuals holding or exercising the stock incentive benefits. During the three months ended March 27, 1996, $1.2 million, $0.1 million, $0.2 million and $0.8 million of stock-based compensation expense were allocated to the Coated Board System, Containerboard and U.S. Timberlands/Wood Products business segments and Corporate and Eliminations, respectively. Expenses related to RIC's review of strategic alternatives and environmental reserves were included in Corporate and Eliminations for business segment reporting purposes.

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

The Company is pursuing a number of long-term initiatives designed to improve productivity and profitability while continuing to implement its Coated Board System business strategy. First, the Company has taken actions to increase open market coated board sales above 1996 levels. The Company has established key account relationships with a number of major independent converters, involving multi-year commitments by the Company to supply a significant portion of these customers' requirements for coated board. The Company is also undertaking a comprehensive, long-term marketing initiative aimed at potential new folding carton applications for coated board. Second, the Company has undertaken a profit-center oriented reorganization of its operations, designed to focus on profitability and to reevaluate its commitment of assets to business sectors with low profitability, and to provide greater control over costs and revenues, as well as managerial autonomy and accountability. A major initial project was the reorganization of the Company's North American beverage operations into three business units, each of which is a separate profit center serving a different customer segment. Third, the Company is implementing a number of cost saving measures, including reorganizing operations to remove duplication and excess overhead, and streamlining and consolidating international and other operations. These measures include the sale or closure of the Company's last dedicated folding carton converting plant in the Unites States, located in Kankakee, Illinois, packaging machinery manufacturing plants in Marietta, Georgia, and Koln, Germany, a beverage multiple packaging converting plant in Bakersfield, California, and the trucking transportation operations in West Monroe, Louisiana, as well as the consolidation and realignment of certain operations in the United States, Australia and Europe. Finally, the Company has reevaluated and reduced its planned capital expenditures, and is reducing its inventory levels without impacting seasonal inventory requirements, as well as considering the sale of surplus assets. There can be no assurance, however, that any of these business alternatives can be successfully implemented or will result in improved cash flows from operations and EBITDA.

RESULTS OF OPERATIONS
FIRST QUARTER 1997 COMPARED WITH FIRST QUARTER 1996

The following is a discussion of the Company's results of operations on a pro forma basis. The discussion is based upon the three month period ended March 29, 1997, exclusive of the net effect of Purchased Asset Costs made in this period, in comparison to the three month period ended March 27, 1996, exclusive of Other Costs and the U.S. Timberlands/Wood Products business segment results of operations, as follows:

(In thousands of dollars)
-------------------------                                                       Three Months Ended
                                                            -------------------------------------------------------------
                                                                Pro forma         % Increase (Decrease)      Pro forma
                                                               March 29, 1997       From Prior Period     March 27, 1996
                                                            ---------------------------------------------------------------
Net Sales (Segment Data):

     Coated Board System                                           $240,110                     2.3         $234,608

     Containerboard                                                  27,078                     6.2           25,496
                                                                   --------                                 --------
Net Sales                                                           267,188                     2.7          260,104

Cost of Sales                                                       229,334                     7.4          213,588
                                                                   --------                                 --------
Gross Profit                                                         37,854                   (18.6)          46,516

Selling, General and Administrative                                  29,205                    (2.1)          29,830

Research, Development and Engineering                                 1,689                   (15.9)           2,009

Other Expenses, net                                                   1,569                   (21.5)           1,999
                                                                   --------                                 --------
Income from Operations                                             $  5,391                   (57.5)        $ 12,678
                                                                   ========                                 ========
Income (Loss) from Operations (Segment Data):

     Coated Board System                                           $ 21,998                   (15.0)        $ 25,881

     Containerboard                                                 (12,095)                 (107.3)          (5,835)

     Corporate                                                       (4,512)                   38.8           (7,368)
                                                                   --------                                 --------
Income from Operations                                             $  5,391                   (57.5)        $ 12,678
                                                                   ========                                 ========


PAPERBOARD PRODUCTION

Total tons of paperboard produced at the Company's paper mills for the first quarters of 1997 and 1996 were as follows:

                                              Three Months Ended
                                            (In thousands of tons)
                                  ----------------------------------------
                                    March 29, 1997          March 27, 1996
                                  ----------------------------------------
Carrierboard                              158.5                   170.7
Folding cartonboard                        65.7                    62.5
White Lined Chip board                     27.0                    29.1
                                         ------                   -----
Total Coated Board                        251.2                   262.3
Containerboard                             85.6                    95.3
                                         ------                   -----
                                          336.8                   357.6
                                         ======                   =====

This tonnage represents production at the Company's paper mills and does not represent shipments or sales of paperboard to customers. Containerboard production included 5,600 tons and 8,200 tons of saleable off-specification coated board for the first quarter of 1997 and 1996, respectively, produced on dedicated coated board paper machines and sold in the Containerboard business segment. The Company's U.S. mill production of containerboard decreased by approximately 9,700 tons in the first quarter of 1997 compared to the same period of 1996, while its production of coated board decreased by approximately 11,100 tons in the first quarter of 1997 as compared to the first quarter of 1996. The decrease in production is due principally to lower daily production rates for both containerboard and coated board to produce quality paperboard, and to higher maintenance-related down time on one of four U.S. coated board paper machines. During the first three months of 1997 and 1996, the Company took 30 machine days and 49 machine days, respectively, of unscheduled corrugating medium paper machine outages to balance inventory levels. The Company's coated board capacity can also be used for linerboard production when market conditions warrant. During the first quarters of 1997 and 1996, the Company produced approximately 2,900 and 1,000 tons, respectively, of linerboard on U.S. coated board paper machines. The Company anticipates an insignificant amount of linerboard production on its dedicated coated board paper machines during the second quarter of 1997 and will review the need for producing linerboard on coated board paper machines in the second half of 1997 based on existing market conditions and the start-up of the second coated board paper machine at the Macon Mill. The second paper machine at the Macon Mill is expected to produce approximately 110,000 tons of linerboard in 1997, and, during the start-up of the conversion to coated board production in the second half of 1997, is expected to produce approximately 50,000 tons of coated board.

NET SALES

As a result of the factors described below, the Company's Net Sales in the first quarter of 1997 increased by $7.1 million, or 2.7 percent, compared with the first quarter of 1996. Net Sales in the Coated Board System business segment increased $5.5 million, or 2.3 percent, in the first quarter of 1997 to $240.1 million from $234.6 million in the first quarter of 1996, due primarily to increased sales volume of approximately 26,000 tons, substantially offset by lower average selling prices, in worldwide coated board open markets. In addition, the Company's domestic integrated beverage business benefited from increased sales volumes, slight selling price improvement, lower distribution costs and favorable product mix. Net Sales in the Containerboard business segment increased $1.6 million, or 6.2 percent, to $27.1 million in the first quarter of 1997 from $25.5 million in the first quarter of 1996, due to an increase in containerboard sales volume, offset somewhat by a decrease in selling prices as a result of the significant decline in containerboard markets worldwide that began in the latter part of 1995 and has continued into the first quarter of 1997.

GROSS PROFIT

As a result of the factors discussed below, the Company's Gross Profit for the first quarter of 1997 decreased $8.6 million, or 18.6 percent, to $37.9 million from $46.5 million in the first quarter of 1996. The Company's gross profit margin decreased to 14.2 percent for the first quarter of 1997 from 17.9 percent in the first quarter of 1996. In the Containerboard business segment, Gross Profit decreased $6.1 million to a loss of $10.5 million in the first quarter of 1997 as compared to a loss of $4.4 million in the first quarter of 1996. This decrease was due principally to sales volume increases combined with declining selling prices of containerboard which were below related production costs. Gross Profit in the Coated Board System business segment decreased by $2.2 million, or 4.3 percent, to $48.9 million in the first quarter of 1997 as compared to $51.2 million in the first quarter of 1996, while that segment's gross profit margin decreased to 20.4 percent in the first quarter of 1997 from
21.8 percent in the first quarter of 1996. This decrease in the gross profit margin resulted principally from lower selling prices in worldwide coated board open markets.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, General and Administrative expenses decreased $0.6 million, or 2.1 percent, to $29.2 million in the first quarter of 1997 as compared to $29.8 million in the first quarter of 1996 and as a percentage of Net Sales, Selling, General and Administrative expenses decreased to 10.9 percent in the first quarter of 1997 from 11.5 percent in the same period of 1996. This decrease was primarily a result of lower operating expenses in international operations, particularly in Europe, resulting from efforts to reduce inefficiencies and streamline operations.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, Development and Engineering expenses decreased by $0.3 million to $1.7 million.

OTHER EXPENSES, NET

Other Expenses, net, decreased by approximately $0.4 million to $1.6 million.

INCOME FROM OPERATIONS

As a result of the above factors, the Company's Income from Operations in the first quarter of 1997 decreased by $7.3 million, or 57.5 percent, to $5.4 million from $12.7 million in the first quarter of 1996, while the operating margin as a percent of Net Sales decreased to 2.0 percent from 4.9 percent.
(Loss) from Operations in the Containerboard business segment increased $6.3 million to a loss of $12.1 million in the first quarter of 1997 from a (Loss) from Operations of $5.8 million in the first quarter of 1996, primarily as a result of the factors described above. Income from Operations in the Coated Board System business segment decreased $3.9 million, or 15.0 percent, to $22.0 million in the first quarter of 1997 from $25.9 million in the first quarter of 1996, while the operating margin as a percent of Net Sales decreased to 9.2 percent from 11.0 percent for the same periods, primarily as a result of the factors described above.

U.S. DOLLAR CURRENCY EXCHANGE RATES

Fluctuations in U.S. dollar currency exchange rates did not have a significant impact on Net Sales, Gross Profit, operating expenses or Income from Operations of the Company during the first quarter of 1997 as compared to the same period of 1996.


INTEREST INCOME, INTEREST EXPENSE, INCOME TAXES AND EQUITY IN NET EARNINGS OF AFFILIATES

INTEREST INCOME

Interest Income decreased $0.2 million to $0.1 million in the first quarter of 1997 from $0.3 million in the first quarter of 1996 primarily as a result of lower average balances of cash and equivalents and marketable securities in 1997 as compared to 1996.

INTEREST EXPENSE

Interest Expense increased $12.5 million to $38.9 million in the first quarter 1997 from the first quarter of 1996 primarily as a result of the incremental indebtedness incurred in connection with the Merger, offset somewhat by an increase of $1.3 million in 1997 of capitalized interest related to the pulp mill modification at the Macon Mill and conversion of the linerboard paper machine at the Macon Mill to coated board production.

INCOME TAX EXPENSE (BENEFIT)

During the first quarter of 1997, the Company recognized an income tax expense of $0.9 million on a (Loss) before Income Taxes and Equity in Net Earnings of Affiliates of $40.5 million. This expense differed from the statutory federal income tax rate because of valuation allowances established on net operating loss carryforward tax assets in the U.S. and certain international locations where the realization of benefits is uncertain. Cash paid for income taxes during the first quarter of 1997 was $4.3 million.

In the first quarter of 1996, the Predecessor Company recognized an income tax benefit of $3.4 million on a (Loss) from Operations before Income Taxes and Equity in Net Earnings of Affiliates of $10.4 million.

EQUITY IN NET EARNINGS OF AFFILIATES

Equity in Net Earnings of Affiliates is comprised primarily of the Company's equity in net earnings of Igaras, an integrated containerboard producer located in Brazil, which produces linerboard, corrugating medium and corrugated boxes, which is accounted for under the equity method of accounting. Equity in Net Earnings of Affiliates decreased $1.3 million to $3.6 million in the first quarter 1997 from $4.9 million in the first quarter of 1996, primarily as a result of the significant decline in containerboard markets worldwide. During the first quarters of 1997 and 1996, the Company did not receive a dividend from Igaras. The Company received net dividends from its investments in affiliates, other than Igaras, that are accounted for using the equity method of accounting totaling $0.8 million and nil for the three months ended March 29, 1997 and March 27, 1996, respectively


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

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

CASH FLOWS

Cash and equivalents decreased by approximately $7.1 million in the first quarter of 1997 primarily as a result of $51.8 million of net cash used in investing activities, offset in part by $42.1 million and $3.4 million of net cash provided by financing and operating activities, respectively. Cash used in investing activities related principally to the purchases of property, plant and equipment (see "-Liquidity and Capital Resources - Capital Expenditures"). Depreciation, amortization and cost of timber harvested during the first quarter of 1997 totaled approximately $32.1 million, and is expected to be approximately $125 million to $130 million for fiscal 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

GENERALLY

The Company's liquidity needs arise primarily from debt service on the substantial indebtedness incurred in connection with the Merger and from the funding of its capital expenditures. In connection with the Merger, the Company entered into the Senior Secured Credit Agreement with certain lenders providing for senior secured credit facilities with aggregate commitments not to exceed $1,550 million (the "Senior Secured Credit Facilities"), including a $1,150 million term loan facility (the "Term Loan Facility") and a $400 million revolving credit facility (the "Revolving Facility"). In addition, Riverwood International Machinery, Inc., a wholly owned subsidiary of Riverwood, entered into a credit agreement (the "Machinery Credit Agreement," and together with the Senior Secured Credit Agreement, the "Credit Agreements") providing for a $140 million secured revolving credit facility (the "Machinery Facility," and together with the Senior Secured Credit Facilities, the "Facilities") with certain lenders for the purpose of financing or refinancing packaging machinery. Also in connection with the Merger, the Company completed an offering of the Notes.

As of March 29, 1997, the Company had outstanding approximately $1,627 million of indebtedness, consisting primarily of $650 million aggregate principal amount of the Notes payable, $750 million in term loan borrowings under the Term Loan Facility and additional amounts under the Revolving Facility, the Machinery Facility and other debt issues and facilities. During the first quarter of 1997, the Company had a net increase in revolving credit facilities of approximately $43.3 million and repaid approximately $1.2 million of debt.

DEBT SERVICE

Principal and interest payments under the Facilities and interest payments on the Notes represent significant liquidity requirements for the Company. Annual term loan amortization requirements under the Term Loan Facility will be approximately $1.0 million, $3.0 million, $28.0 million, $80.2 million, $124.7 million, $173.0 million, $184.1 million and $156.0 million for each of the years 1997 through 2004, respectively. The Revolving Facility will mature in March 2003 and the $140 million Machinery Facility will mature in March 2001, with all amounts then outstanding becoming due. The loans under the Facilities bear interest at floating rates based upon the interest rate option elected by the Company. The Senior Notes and the Senior Subordinated Notes bear interest at rates of 10 1/4 percent and 10 7/8 percent, respectively. Interest expense in 1997 is expected to be approximately $170 million to $175 million, including approximately $10 million of non-cash amortization of deferred debt issuance costs. During the first quarter of 1997, cash paid for interest was approximately $19.7 million, and during April 1997, the Company paid an additional $36.2 million of interest.

CAPITAL EXPENDITURES

Capital spending for the first quarter of 1997 was approximately $45 million. During the first quarter of 1997, the Company completed a project to modify the pulp mill at the Macon Mill and is in the process of converting the second linerboard paper machine at the Macon Mill to coated board production. The cost of the pulp mill modification was approximately $32 million and was completed in early 1997 while the paper machine conversion is expected to cost approximately $85 million and is expected to be completed in mid-1997. For the first quarter of 1997, capital spending on these two projects totaled approximately $26 million while cumulative capital spending through March 29, 1997 on these two projects totaled approximately $72 million. The pulp mill modification project was completed on budget and on schedule, and to date, the conversion of the second linerboard paper machine is on budget and on schedule. Other capital spending during this period related primarily to increasing paper production efficiencies, increasing converting capacity, and manufacturing packaging machinery. Total capital spending for fiscal 1997 is expected to be approximately $155 million and is expected to relate principally to the pulp mill modification, the conversion of the second paper machine at the Macon Mill and the production of packaging machinery.

FINANCING SOURCES AND CASH FLOWS

At March 29, 1997, the Company and its U.S. and international subsidiaries had the following amounts undrawn under revolving credit facilities:

                                              Total Amount     Total Amount
                             Total Amount of  Outstanding at   Available at
(In thousands of dollars)    Commitments      March 29, 1997   March 29, 1997
-------------------------    ---------------  --------------   --------------
Revolving Facility                  $400,000         $132,000        $268,000
Machinery Facility                   140,000           35,000          19,000
International facilities              54,933           38,438          16,495
                                    --------         --------        --------
                                    $594,933         $205,438        $303,495
                                    ========         ========        ========

The Machinery Facility is limited by a borrowing base. During December 1996, the commitment for the Australian revolving facility was reduced from approximately $37 million to approximately $32 million. Undrawn Revolving Facility availability is expected to be used to pay taxes and other remaining costs of the Merger of approximately $43 million and to meet future working capital and other business needs of the Company. The Company anticipates pursuing additional working capital financing for its foreign operations as necessary, and possibly implementing a receivables securitization program. During the first quarter of 1997, the Company paid approximately $3 million of accrued costs related to the Merger. During April 1997, the Company made payments of $29 million for taxes relating to the Merger.

As described above, the Company has substantial liquidity, but anticipates material incremental borrowings throughout 1997. The Company believes that cash generated from operations, together with amounts available under its Revolving Facility, the Machinery Facility and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company's future financial and operating performance, ability to service or refinance the senior and senior subordinated notes payable and to repay, extend or refinance the revolving credit facilities and ability to comply with the covenants and restrictions contained in its debt agreements (see "- Covenant Restrictions"), will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control, and will be substantially dependent on its ability to successfully implement its overall business and profitability strategies. See "-Business Trends and Initiatives."

In connection with and following the Merger, the Company decided in 1996 to exit certain businesses and operating activities, including the sale or closure of the Company's last dedicated folding carton converting plant in the United States, located in Kankakee, Illinois, packaging machinery manufacturing plants in Marietta, Georgia and Koln, Germany, a beverage multiple packaging converting plant in Bakersfield, California and the trucking transportation operations in West Monroe, Louisiana, as well as the consolidation and realignment of certain operations in the United States, Australia and Europe. The cost of exiting these businesses and operating activities was approximately $40.9 million which was accrued during 1996 as a purchase accounting adjustment. The costs relate principally to the severance of approximately 750 employees, relocation and other plant closure costs. At December 31, 1996, $32.6 million of this total was accrued in Other accrued liabilities on the Condensed Consolidated Balance Sheets. During the first quarter of 1997, $7.0 million was paid out and charged against the accrual and related primarily to severance costs.

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

COVENANT RESTRICTIONS

The Credit Agreements impose restrictions on the Company's ability to make capital expenditures and both the Credit Agreements and the Indentures governing the Notes limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, to meet its capital spending program, to provide for unanticipated capital investments or to take advantage of business opportunities. The covenants contained in the Credit Agreements also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, repay the Notes, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with affiliates, and otherwise restrict corporate activities. The covenants contained in the Indentures governing the Notes also impose restrictions on the operation of the Company's businesses. At March 29, 1997, the Company was in compliance with the covenants in its debt agreements.

ENVIRONMENTAL AND LEGAL MATTERS

The Company is committed to compliance with all applicable environmental laws and regulations throughout the world. Environmental law is, however, dynamic rather than static. As a result, costs, which are unforeseeable at this time, may be incurred when new laws are enacted, and when environmental agencies promulgate or revise rules and regulations.

In late 1993, the EPA proposed regulations (generally referred to as the "cluster rules") that would mandate more stringent controls on air and water discharges from United States pulp and paper mills. In 1996, the EPA released additional clarification of the proposed cluster rules. Based on this information, the Company expects that the cluster rules may be finally promulgated in 1997 and estimates the capital spending that may be required to comply with the cluster rules could reach $55 million to be spent at its two U.S. paper mills over an eight-year period beginning in 1997. The Company anticipates that the majority of this spending for compliance with the cluster rules will occur later in the eight-year period. The Company had no capital spending during the first quarter of 1997 related to compliance with the cluster rules.

The DEQ has notified the Company by letters, dated December 19, 1995, that the Predecessor may be liable for the remediation of the release or threat of release of hazardous substances at a wood treatment site in Shreveport, Louisiana, that the Predecessor or its predecessor previously operated, and at a former oil refinery site in Caddo Parish, Louisiana that the Company currently owns. Neither the Company nor the Predecessor ever operated the oil refinery.
In response to the DEQ, the Company has provided additional information to the DEQ concerning these sites and has commenced its own evaluation of any claims
and remediation liabilities for which it may be responsible.   The Company
received a letter from the DEQ dated May 20, 1996, requesting a plan for soil and groundwater sampling of the wood treatment site. The Company first met with the DEQ on July 18, 1996, and then submitted a soil sampling plan to the DEQ. The Company expects approval of this sampling plan in the first half of 1997.
On September 6, 1996, the Company received from the DEQ a letter requesting remediation of the former oil refinery site in Caddo Parish, Louisiana. The Company met with the DEQ on February 17, 1997 to discuss these matters. The DEQ requested that the Company enter into a cooperative agreement to perform a phased-in approach for evaluating soil and groundwater conditions at the Shreveport site. The Company is in discussions with the DEQ regarding the participation of other responsible parties in any clean up of hazardous substances at both of these sites.

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

On December 6, 1995, Forrest Kelly Clay, a former shareholder of the Predecessor, commenced a purported class action lawsuit in the United States District Court for the Northern District of Georgia, against the Company and certain officials of the Company (the "Individual Defendants," and together with the Company, the "Defendants"). In his complaint, Clay alleges that the Defendants violated the federal securities laws by disseminating misleading statements and by omission concerning the strategic alternatives that the Predecessor was considering, including its potential sale to a third-party investor. The complaint also alleged that the Individual Defendants, through their exercise of stock appreciation rights ("SARs"), violated the federal securities laws by trading in the Predecessor's securities while in possession of material, non-public information. The complaint generally seeks damages in an unspecified amount, as well as other relief. On January 29, 1996, Defendants filed a motion to dismiss the complaint for failure to state a claim and failure to plead fraud with particularity. On March 29, 1996, the Court denied Defendants' motion to dismiss and allowed limited discovery to proceed with regard to statements attributable to the Company and the nature of the SARs. That discovery is now complete, and plaintiff has twice amended his complaint (each time putting forward the same claims made in the initial complaint but amending certain of the factual allegations). On November 1, 1996, the Defendants moved to dismiss the amended complaint, noting (i) none of the statements attributable to the Company concerning its review of strategic alternatives was false and (ii) that there is no causal relationship between plaintiff's purchase of Riverwood common stock and the Individual Defendants' exercise of SARs. That motion has been fully briefed and is currently before the Court.

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

Not applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.    OTHER INFORMATION.

Effective March 31, 1997, Stephen M. Humphrey was appointed as President and Chief Executive Officer of the Company. He is also a member of the Company's board of directors.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     10.1 Employment Agreement between Riverwood Holding, Inc., Riverwood International Corporation and Stephen Humphrey. Filed as an exhibit hereto.

     10.2 Management Stock Option Agreement between Riverwood Holding Inc. and Stephen Humphrey. Filed as an exhibit hereto.

     99 Reconciliation of (Loss) Income from Operations to EBITDA. Filed as an exhibit hereto.

(b)  Reports on Form 8-K.

     Not applicable.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  RIVERWOOD HOLDING, INC.
                                  ---------------------------------------------
                                  (Registrant)



Date:  May 9, 1997             By:   /s/  B. H. Chastain
                                        ---------------------------------------
                                          B. H. Chastain
                                          Secretary


Date:  May 9, 1997             By:   /s/  J. O. Egan
                                        ---------------------------------------
                                          J. O. Egan
                                          Senior Vice President and
                                          Chief Financial Officer