Form 10-Q
period 1997-06-28
RIVERWOOD HOLDING INC
filed 1997-08-08
CIK 886239

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 28, 1997

                                          OR

           [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                   to
                                 -------------------   -----------------------


   Commission file number 1-11113

                               RIVERWOOD HOLDING, INC.
------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


          Delaware                                    58-2205241
-------------------------------               --------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)


                                   1013 Centre Road
                                      Suite 350
                              Wilmington, Delaware 19805
------------------------------------------------------------------------------
                       (Address of principal executive offices)
                                      (Zip Code)


                       c/o Riverwood International Corporation
                                    (770) 644-3000
------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)


------------------------------------------------------------------------------
                 (Former name, former address and former fiscal year,
                            if changed since last report)


    Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X          No
   ------         ------

    At August 6, 1997 there were 7,605,900 shares and 500,000 shares of the registrant's Class A and Class B common stock, respectively, outstanding.

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

                                   RIVERWOOD HOLDING, INC.
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In thousands of dollars)
                                         (unaudited)

                                                                                                COMPANY
                                                                                       --------------------------
                                                                                         JUNE 28,    DECEMBER 31,
                                                                                           1997          1996
                                                                                       ------------  ------------
ASSETS
Current Assets
  Cash and equivalents...............................................................  $     11,406   $   16,499
  Marketable securities, at cost (approximates market)...............................           765          858
  Receivables, net of allowances.....................................................       148,389      153,864
  Inventories........................................................................       186,295      211,965
  Prepaid expenses...................................................................         7,861        8,113
  Deferred tax assets................................................................         2,043        2,897
                                                                                       ------------  ------------
Total Current Assets.................................................................       356,759      394,196

Property, Plant and Equipment, net of accumulated depreciation of $135,606 in 1997
  and $85,768 in 1996................................................................     1,676,783    1,675,217
Investments in Net Assets of Equity Affiliates.......................................       131,334      125,030
Goodwill, net of accumulated amortization of $10,135 in 1997 and $5,900 in 1996......       314,119      318,543
Other Assets.........................................................................       170,889      158,501
                                                                                       ------------  ------------
Total Assets.........................................................................  $  2,649,884   $2,671,487
                                                                                       ------------  ------------
                                                                                       ------------  ------------
LIABILITIES
Current Liabilities
  Short-term debt....................................................................  $     23,045   $   18,173
  Accounts payable...................................................................       117,371      125,014
  Compensation and employee benefits.................................................        39,498       38,017
  Income taxes.......................................................................         8,561       42,031
  Other accrued liabilities..........................................................       115,828      112,205
                                                                                       ------------  ------------
Total Current Liabilities............................................................       304,303      335,440

Long-Term Debt, less current portion.................................................     1,670,998    1,567,259
Deferred Income Taxes................................................................        22,249       19,722
Other Noncurrent Liabilities.........................................................        83,077       85,467
                                                                                       ------------  ------------
Total Liabilities....................................................................     2,080,627    2,007,888
                                                                                       ------------  ------------


Contingencies and Commitments (Note 5)


Redeemable Common Stock, at current redemption value.................................         9,390        9,390
                                                                                              -----        -----
SHAREHOLDERS' EQUITY
Nonredeemable Common Stock...........................................................            75           75
Capital in Excess of Par Value.......................................................       751,153      751,153
(Accumulated Deficit)................................................................      (181,606)    (105,136)
Cumulative Currency Translation Adjustment...........................................        (9,755)       8,117
                                                                                       ------------  ------------
Total Shareholders' Equity...........................................................       559,867      654,209
                                                                                       ------------  ------------
Total Liabilities and Shareholders' Equity...........................................  $  2,649,884   $2,671,487
                                                                                       ------------  ------------
                                                                                       ------------  ------------

See Notes to Condensed Consolidated Financial Statements.

                          RIVERWOOD HOLDING, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (In thousands of dollars)
                                (unaudited)

    On March 27, 1996, Holding, through its wholly owned subsidiary RIC Holding, acquired all of the outstanding shares of common stock of RIC. The purchase method of accounting was used to record assets acquired and liabilities assumed by Holding. As a result of the Merger, purchase accounting, the effect of the disposition of substantially all of the U.S. Timberlands/Wood Products business segment (see Note 8) and certain Other Costs of the Predecessor, the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since the financial statements report results of operations and cash flows of these two separate entities.

                                                                          COMPANY                      PREDECESSOR
                                                         -------------------------------------------  --------------
                                                         THREE MONTHS   THREE MONTHS   SIX MONTHS      THREE MONTHS
                                                             ENDED          ENDED         ENDED           ENDED
                                                         JUNE 28, 1997  JUNE 29, 1996  JUNE 28, 1997  MARCH 27, 1996
                                                         -------------  -------------  -------------  --------------
Net Sales..............................................   $   294,034    $   293,884    $ 561,222     $  293,649
Cost of Sales..........................................       258,725        252,395      493,934        232,701
Selling, General and Administrative....................        32,057         31,631       61,264         30,936
Research, Development and Engineering..................           839          1,754        2,528          2,031
Other Costs............................................       --             --            --             11,114
Other Expenses, net....................................         2,168          1,992        4,990          1,217
                                                         -------------  -------------  -----------  --------------
Income (Loss) from Operations..........................           245          6,112       (1,494)        15,650
Interest Income........................................            77            226          219            329
Interest Expense.......................................        42,030         49,842       80,931         26,392
                                                         -------------  -------------  -----------  --------------
(Loss) from Continuing Operations before Income Taxes
  and Equity in Net Earnings of Affiliates.............       (41,708)       (43,504)     (82,206)       (10,413)
Income Tax Expense (Benefit)...........................         1,828         (2,272)       2,729         (3,436)
                                                         -------------  -------------  -----------  --------------
(Loss) from Continuing Operations before Equity in Net
  Earnings of Affiliates...............................       (43,536)       (41,232)     (84,935)        (6,977)
Equity in Net Earnings of Affiliates...................         4,910          4,622        8,465          4,927
                                                         -------------  -------------  -----------  --------------
(Loss) from Continuing Operations......................       (38,626)       (36,610)     (76,470)        (2,050)

Income from Discontinued Operations, net of tax
  of $0................................................       --              15,356       --             --
                                                         -------------  -------------  -----------  --------------
Net (Loss).............................................   $   (38,626)   $   (21,254)   $ (76,470)    $   (2,050)
                                                         -------------  -------------  -----------  --------------
                                                         -------------  -------------  -----------  --------------

See Notes to Condensed Consolidated Financial Statements.

                           RIVERWOOD HOLDING, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands of dollars)
                                  (unaudited)

    On March 27, 1996, Holding, through its wholly owned subsidiary RIC Holding, acquired all of the outstanding shares of common stock of RIC. The purchase method of accounting was used to record assets acquired and liabilities assumed by Holding. As a result of the Merger, purchase accounting, the effect of the disposition of substantially all of the U.S. Timberlands/Wood Products business segment (see Note 8) and certain Other Costs of the Predecessor, the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since the financial statements report results of operations and cash flows of these two separate entities.

                                                                                COMPANY              PREDECESSOR
                                                                      ----------------------------  --------------
                                                                       SIX MONTHS    THREE MONTHS    THREE MONTHS
                                                                          ENDED          ENDED          ENDED
                                                                      JUNE 28, 1997  JUNE 29, 1996  MARCH 27, 1996
                                                                      -------------  -------------  --------------
Cash Flows from Operating Activities:
Net (Loss)..........................................................   $   (76,470)   $   (21,254)    $   (2,050)
Noncash Items Included in Net (Loss):
  Depreciation, amortization and cost of timber harvested...........        65,670         39,935         24,438
  Deferred income taxes.............................................         3,041         (2,467)        (3,574)
  Pension, postemployment and postretirement expense,
    net of benefits paid............................................         2,525            415          1,861
  Equity in net earnings of affiliates, net of dividends............        (6,608)        (3,214)        (4,927)
  Amortization of deferred debt issuance costs......................         6,529          3,662            619
  Other, net........................................................           382            181         (2,350)
(Increase) Decrease in Current Assets, net of effects from the
  Merger:
  Receivables.......................................................         2,868        (17,203)        14,737
  Inventories.......................................................        19,406         (9,353)       (14,659)
  Prepaid expenses..................................................           (49)        (6,164)         8,298
Increase (Decrease) in Current Liabilities, net of effects from the
  Merger:
  Accounts payable..................................................        (4,118)        (9,754)        18,182
  Compensation and employee benefits................................         2,451         (4,128)       (10,248)
  Income taxes......................................................          (177)            54         (3,343)
  Other accrued liabilities.........................................         1,605           (930)        12,360
Decrease in Other Noncurrent Liabilities............................        (4,742)        (2,119)        (2,569)
                                                                      -------------  -------------       -------
Net Cash Provided by (Used in) Operating Activities.................        12,313        (32,339)        36,775
                                                                      -------------  -------------       -------
Cash Flows from Investing Activities:
Acquisition of RIC, net of cash acquired............................       --          (1,365,202)        --
Payment of Merger Costs.............................................       (33,761)       --              --
Purchases of Property, Plant and Equipment..........................       (88,847)       (34,299)       (44,074)
Acquisition of equipment previously leased under operating leases...       --             (46,742)        --
Proceeds from Marketable Securities Held to Maturity................            93        --                 439
Proceeds from Sale of Assets........................................           836            214            623
Increase in Other Assets............................................        (6,425)        (3,462)        (8,004)
                                                                      -------------  -------------       -------
Net Cash Used in Investing Activities...............................      (128,104)    (1,449,491)       (51,016)
                                                                      -------------  -------------       -------
Cash Flows from Financing Activities:
Issuance of Debt....................................................       --           1,838,400        12 ,669
Increase in Debt Issuance Costs.....................................       --             (92,820)        --
Net Increase (Decrease) in Notes Payable............................       113,573        114,303         (3,000)
Proceeds from Issuance of Common Stock..............................       --             761,143            838
Payments on Debt....................................................        (1,672)        (5,724)        (2,833)
Predecessor Debt Paid at Merger.....................................       --          (1,118,461)        --
Dividends...........................................................       --             --              (2,630)
                                                                      -------------  -------------       -------
Net Cash Provided by Financing Activities...........................       111,901      1,496,841          5,044
                                                                      -------------  -------------       -------
Effect of Exchange Rate Changes on Cash.............................        (1,203)          (107)          (638)
                                                                      -------------  -------------       -------
Net (Decrease) Increase in Cash and Equivalents.....................        (5,093)        14,904         (9,835)
Cash and Equivalents at Beginning of Period.........................        16,499              1         35,870
                                                                      -------------  -------------       -------
Cash and Equivalents at End of Period...............................   $    11,406    $    14,905     $   26,035
                                                                      -------------  -------------       -------
                                                                      -------------  -------------       -------

See Notes to Condensed Consolidated Financial Statements.

                      RIVERWOOD HOLDING, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)


NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

Holding, its wholly owned subsidiaries RIC Holding and the corporation formerly named CDRO Acquisition Corporation ("Acquisition Corp.") were incorporated in 1995 to acquire the stock of RIC.

On March 27, 1996, Holding, through its wholly owned subsidiaries, acquired all of the outstanding shares of common stock of RIC. On such date, Acquisition Corp. was merged (the "Merger") into RIC. RIC, as the surviving corporation in the Merger, became a wholly owned subsidiary of RIC Holding. On March 28, 1996, RIC transferred substantially all of its properties and assets to Riverwood, other than the capital stock of Riverwood, and RIC was merged (the "Subsequent Merger") into RIC Holding. Thereupon, Riverwood was renamed "Riverwood International Corporation." Upon consummation of the Subsequent Merger, RIC Holding, as the surviving corporation in the Subsequent Merger, became the direct parent company of Riverwood.

Holding and its subsidiaries RIC Holding and Acquisition Corp. conducted no significant business other than in connection with the Merger and related transactions through March 27, 1996.

The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. The Condensed Consolidated Balance Sheet as of December 31, 1996 was derived from audited financial statements. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997.

In connection with the Merger, the purchase method of accounting was used to establish and record a new cost basis for the assets acquired and liabilities assumed. The difference between the purchase price and the fair market values of the assets acquired and liabilities assumed was recorded as goodwill.

The condensed consolidated financial statements presented herein for the three months ended March 27, 1996, represent the Predecessor's results of operations and cash flows prior to the Merger and, consequently, are stated on the Predecessor's historical cost basis. The condensed consolidated financial statements as of June 28, 1997, and for the three and six months then ended and for the three months ended June 29, 1996, reflect the adjustments which were made to record the Merger and represent the Company's new cost basis. On October 18, 1996, the Company sold substantially all of the assets of the U.S. Timberlands/Wood Products business segment (see Note 8). The operating results for the U.S. Timberlands/Wood Products business segment were classified as discontinued operations for periods beginning March 28, 1996 and ending October 18, 1996 (the date of the sale). The operating results for the U.S. Timberlands/Wood Products business segment have not been reclassified as discontinued operations in the Predecessor's Condensed Consolidated Statement of Operations or Condensed Consolidated Statement of Cash Flows for the three months ended March 27, 1996. Accordingly, the financial statements of the Predecessor for periods prior to March 28, 1996 are not comparable in all material respects with the financial statements subsequent to the Merger date. The most significant differences relate to amounts recorded for inventory, property, plant and equipment, intangibles and debt which resulted in increased cost of sales, amortization, depreciation and interest expense in the three and six months ended June 28, 1997, and for the three months ended June 29, 1996, and will continue to do so in future periods.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.


NOTE 3--INVENTORIES

The major classes of inventories were as follows:


      (In thousands of dollars)
      -------------------------
                                            JUNE 28, 1997  DECEMBER 31, 1996
                                            -------------  -----------------

      Finished goods.....................   $    77,970      $    89,412
      Work-in-process....................        15,335           12,496
      Raw materials......................        59,019           71,075
      Supplies...........................        33,971           38,982
                                            -------------    -------------
      Total..............................   $   186,295      $   211,965
                                            -------------    -------------
                                            -------------    -------------

In the fourth quarter of 1996, the Company adopted the Last-in, First-out ("LIFO") method of determining the cost of principally all of its inventories effective March 28, 1996. Prior to the fourth quarter of 1996, the Company determined the cost of principally all of its inventories using the First-in, First-out ("FIFO") method. Accordingly, the second quarter of 1996 has been restated to reflect the adoption of the LIFO method effective March 28, 1996 as follows:


(In thousands of dollars)
-------------------------
                                                    (LOSS) INCOME
                                                         FROM          NET
                                         NET SALES    OPERATIONS      (LOSS)
                                        ----------  -------------  ----------
Second quarter 1996 as
  originally reported.................  $  293,884   $   (20,291)  $  (51,260)
Second quarter 1996 LIFO adjustment...      --            26,403       30,006
                                        ----------  -------------  ----------
Second quarter 1996 as restated.......  $  293,884   $     6,112   $  (21,254)
                                        ----------  -------------  ----------
                                        ----------  -------------  ----------

NOTE 4--INVESTMENTS IN NET ASSETS OF EQUITY AFFILIATES

The Company has investments in affiliates that are accounted for using the equity method of accounting. The most significant investment is the Company's 50 percent investment in Igaras Papeis e Embalagens S.A. ("Igaras").

The following represents the summarized income statement information for Igaras, of which the Company recognizes 50 percent in its results of operations:


(In thousands of dollars)
-------------------------

                                                                         COMPANY                     PREDECESSOR
                                                       -------------------------------------------  --------------
                                                       THREE MONTHS   THREE MONTHS    SIX MONTHS     THREE MONTHS
                                                           ENDED          ENDED          ENDED          ENDED
                                                       JUNE 28, 1997  JUNE 29, 1996  JUNE 28, 1997  MARCH 27, 1996
                                                       -------------  -------------  -------------  --------------
Net Sales............................................   $    58,686    $    56,748    $   115,088     $   59,573
Cost of Sales........................................        40,079         37,938         80,365         39,127
                                                       -------------  -------------  -------------       -------
Gross Profit.........................................   $    18,607    $    18,810    $    34,723     $   20,446
                                                       -------------  -------------  -------------       -------
                                                       -------------  -------------  -------------       -------
Income from Operations...............................   $    13,043    $    13,050    $    22,745     $   14,275
                                                       -------------  -------------  -------------       -------
                                                       -------------  -------------  -------------       -------
Net Income...........................................   $     9,274    $     8,757    $    16,082     $   10,249
                                                       -------------  -------------  -------------       -------
                                                       -------------  -------------  -------------       -------

During the second and first quarters of 1997 and the second quarter of 1996, the Company received dividends from Igaras of $0.9 million, nil and $1.0 million, respectively, net of taxes of $0.2 million, nil and nil, respectively. During the first quarter of 1996, the Predecessor did not receive a dividend from Igaras. The Company received net dividends from its affiliates, other than Igaras, that are accounted for using the equity method totaling $0.8 million and $0.4 million in the first quarter of 1997 and second quarter of 1996, respectively. The Company and the Predecessor did not receive dividends from such affiliates during the three months ended June 28, 1997 and March 27, 1996.


NOTE 5--CONTINGENCIES AND COMMITMENTS

The Company is committed to compliance with all applicable laws and regulations throughout the world. Environmental law is, however, dynamic rather than static. As a result, costs, which are unforeseeable at this time, may be incurred when new laws are enacted, and when environmental agencies promulgate or revise rules and regulations.

In late 1993, the U.S. Environmental Protection Agency (the "EPA") proposed regulations (generally referred to as the "cluster rules") that would mandate more stringent controls on air and water discharges from the United States pulp and paper mills. In 1996, the EPA released additional information regarding the proposed cluster rules. Based on this information, the Company expects that the cluster rules may be finally promulgated in 1997 and estimates the capital spending that may be required to comply with the cluster rules could reach $55 million to be spent at its two U.S. paper mills over an eight-year period beginning in 1997. The Company anticipates that the majority of this spending for compliance with the cluster rules will occur later in the eight-year period. The Company had no capital spending during the first half of 1997 related to compliance with the cluster rules.

In late 1995, The Louisiana Department of Environmental Quality ("DEQ") notified the Company that the Predecessor may be liable for the remediation of hazardous substances at a wood treatment site in Shreveport, Louisiana, that the Predecessor or its predecessor previously operated, and at a former oil refinery site in Caddo Parish, Louisiana that the Company currently owns. Neither the Company nor the Predecessor ever operated the oil refinery. In response to the DEQ, the Company has provided additional information concerning these sites and has commenced its own evaluation of any claims and remediation liabilities for which it may be responsible. The Company received a letter from the DEQ dated May 20, 1996, requesting a plan for soil and groundwater sampling of the wood treatment site. The Company first met with the DEQ on July 18, 1996, and then submitted a soil sampling plan to the DEQ. The Company expects approval of this sampling plan in the second half of 1997. On September 6, 1996, the Company received from the DEQ a letter requesting remediation of the former oil refinery site in Caddo Parish, Louisiana. The Company met with the DEQ on February 17, 1997 to discuss these matters. The Company anticipates entering into a cooperative agreement with the DEQ to perform a phased-in evaluation of soil and groundwater conditions at the Shreveport site. The Company is in discussions with the DEQ regarding the participation of other responsible parties in any clean-up of hazardous substances at both of these sites.

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

On December 6, 1995, Forrest Kelly Clay, a former shareholder of the Predecessor, commenced a purported class action lawsuit in the United States District Court for the Northern District of Georgia, against the Company and certain officers of the Company (the "Individual Defendants," and together with the Company, the "Defendants"). In his complaint, Clay alleges that the Defendants violated the federal securities laws by disseminating misleading statements and by omissions concerning the strategic alternatives that the Predecessor was considering, including its potential sale to a third-party investor. The complaint also alleged that the Individual Defendants, through their exercise of stock appreciation rights ("SARs"), violated the federal securities laws by trading in the Predecessor's securities while in possession of material, non-public information. The complaint generally seeks damages in an unspecified amount, as well as other relief. On June 2, 1997, the court granted Defendants' Motion for Summary Judgment and dismissed the action in its entirety. The court based its ruling on the fact that (i) none of the statements attributable to the Company concerning its review of strategic alternatives was false and (ii) there is no causal relationship between plaintiff's purchase of Riverwood common stock and the Individual Defendants' exercise of SARs. Plaintiff filed his Notice of Appeal to the United States Court of Appeals for the Eleventh Circuit on June 5, 1997. A briefing schedule has not yet been set.


NOTE 6--OTHER COSTS

Other Costs incurred by the Predecessor in 1996 included expenses associated with stock based compensation plans, expenses related to RIC's review of strategic alternatives and provision for environmental reserves.


NOTE 7--INCOME TAXES

During the second quarter and first six months of 1997, the Company recognized an income tax expense of $1.8 million and $2.7 million, respectively, on a (Loss) from Continuing Operations before Income Taxes and Equity in Net Earnings of Affiliates of $41.7 million and $82.2 million, respectively. During the second quarter of 1996, the Company recognized an income tax benefit of $2.3 million on a (Loss) from Continuing Operations before Income Taxes and Equity in Net Earnings of Affiliates of $43.5 million. The 1997 expense and 1996 benefit differed from the statutory federal income tax rate because of valuation allowances established on net operating loss carryforward tax assets in the U.S. and certain international locations where the realization of benefits is uncertain.

In the first quarter of 1996, the Predecessor recognized an income tax benefit of $3.4 million on a (Loss) before Income Taxes and Equity in Net Earnings of Affiliates of $10.4 million.

Pursuant to an election under Section 338(h)(10) of the Internal Revenue
Code of 1986, as amended, the Merger has been treated for income tax purposes as a taxable sale of assets of RIC and a taxable sale of assets of RIC's subsidiaries to which the election applies. Pursuant to a Tax Matters agreement, Manville agreed to bear the cost of the Section 338(h)(10) election for federal tax purposes and for purposes of state taxes for which Manville and the Predecessor filed returns on a combined basis. The Company agreed to bear the cost of this election for the purposes of other state taxes ("stand alone taxes") including Louisiana income tax. During 1997, the Company has paid $33.1 million in estimated stand-alone taxes relating to the election, including $27.5 million in Louisiana income tax. The Company's calculation of its Louisiana tax was based on state law in effect at the time of the Merger, including a 1993 amendment. In May 1997, the Louisiana Supreme Court declared the 1993 amendment to be void under the Louisiana Constitution, retroactive to 1993. It is possible that the voiding of the 1993 amendment could result in the Company being required to pay significant additional Louisiana income tax relating to the election (plus interest on the additional tax). The Company's Louisiana tax return for the period that includes the Merger is due in November 1997. After consultation with Louisiana tax counsel, the Company believes that it has a reasonable basis for filing its Louisiana income tax return for 1996 (which is due in November 1997)
without the payment of any additional tax due to the voiding of the 1993 amendment. There can be no assurance, however, the Company would ultimately prevail on this issue if Louisiana were to challenge such filing position. If the Company were not to prevail in such a challenge, significant additional Louisiana income tax relating to the election could be payable. Management estimates that the maximum amount for such additional tax is approximately
$50 million (plus statutory interest on any additional tax). The Company intends to file its tax return without the payment of additional tax due to the voiding of the 1993 amendment, and management believes that the additional tax ultimately paid (if any) would be substantially less than the estimated maximum amount, although no assurance can be given in this regard.
The Company and its advisors are continuing to study this situation. Since the law is unclear and the amounts involved could be significant, it may be several years before this matter is resolved.


NOTE 8--DISPOSITION OF BUSINESSES AND OPERATING ACTIVITIES

On October 18, 1996, the Company sold substantially all of the assets of the U.S. Timberlands/Wood Products business segment for approximately $550 million in cash. In addition, the buyer assumed certain specified preclosing liabilities. Under the terms of the agreement for such sale, the Company and the buyer, Plum Creek Timber Company, L.P., entered into a twenty-year supply agreement with a ten-year renewal option for the purchase by the Company, at market-based prices, of a majority of the Company's requirements for pine pulpwood and residual chips at its paper mill in West Monroe, Louisiana (the "West Monroe Mill"), as well as a portion of the Company's needs for hardwood pulpwood at the West Monroe Mill. The Company did not realize any gain or loss on the sale. The operating results for the U.S. Timberlands/Wood Products business segment were classified as discontinued operations for periods beginning March 28, 1996 and ending October 18, 1996 (the date of the sale). The operating results of the U.S. Timberlands/Wood Products business segment have not been reclassified as discontinued operations in the Predecessor's Condensed Consolidated Statements of Operations or Condensed Consolidated Statements of Cash Flows for periods prior to the Merger.

In connection with and following the Merger, the Company decided in 1996 to exit certain businesses and operating activities, including the sale or closure of the Company's last dedicated folding carton converting plant in the United States, located in Kankakee, Illinois, packaging machinery manufacturing plants in Marietta, Georgia and Koln, Germany, a beverage multiple packaging converting plant in Bakersfield, California and the trucking transportation operations in West Monroe, Louisiana, as well as the consolidation and realignment of certain other operations in the United States, Australia and Europe. The cost of exiting these businesses and operating activities was approximately $40.9 million which was accrued during 1996 as a purchase accounting adjustment. These costs related principally to the severance of approximately 750 employees, relocation and other plant closure costs. At June 28, 1997, $22.8 million of this total was unspent and accrued in Other accrued liabilities on the Condensed Consolidated Balance Sheets. During the first half of 1997, $9.9 million was paid out and charged against the accrual and related primarily to severance costs.


NOTE 9--PRO FORMA DATA

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

                                THREE MONTHS
                                   ENDED
                               MARCH 27, 1996
                        (IN THOUSANDS OF DOLLARS)
                        -------------------------

                Net Sales........................$ 258,706
                Net Loss.........................$ (31,696)


NOTE 10--SUBSEQUENT EVENT

On July 28, 1997, the Company completed an offering of $250 million principal amount of Senior Notes due 2007, bearing interest at 10 5/8 percent (the "1997 Notes"). The net proceeds of this offering were applied to prepay certain revolving credit borrowings under the Company's senior secured credit agreement (without any commitment reduction), and to refinance certain Tranche A term loans and other borrowings thereunder. The notes have not been registered under the Securities Act of 1933, as amended. During the third quarter of 1997, the Company will record a non-cash, extraordinary charge to earnings of approximately $2.5 million, net of tax, related to the write-off of the applicable portion of deferred debt issuance costs on the Tranche A term loans.

In connection with this refinancing, the Company's senior secured lenders have modified certain financial covenants to reflect, among other things, the Company's recent financial results. After giving effect to such refinancing, outstanding revolving borrowings under the senior secured agreement were approximately $69 million (on a pro forma basis as of June 28, 1997) and scheduled principal payments on the term loans thereunder are approximately $1 million, $3 million, $4 million, $4 million, $120 million, $173 million, $184 million, and $156 million for 1997 through 2004, respectively. The covenant modifications include reductions in permitted capital expenditures, the elimination of the minimum consolidated net worth requirement, and reductions in minimum EBITDA (as defined) and interest coverage ratio requirements. The amended covenants also specify permitted capital expenditures (subject to certain carryover allowances and other adjustments) of no more than $175 million, $140 million, $140 million, and $135 million for 1997 though 2000, respectively, and $130 million per year thereafter. The amended covenants specify, among other changes, the following amended minimum EBITDA and interest coverage ratio requirements for each four quarter period ending during the following test periods:

                                                                                              INTEREST COVERAGE
PERIOD                                                                          EBITDA              RATIO
--------------------------------------------------------------------------  --------------  ---------------------
December 31, 1996--December 30, 1997....................................... $130 million         0.80 to 1.00
December 31, 1997--December 30, 1998....................................... $140 million         0.85 to 1.00
December 31, 1998--December 30, 1999....................................... $200 million         1.00 to 1.00
December 31, 1999--December 30, 2000....................................... $265 million         1.25 to 1.00
December 31, 2000--December 30, 2001....................................... $325 million         1.50 to 1.00
December 31, 2001--December 30, 2002....................................... $350 million         1.75 to 1.00
December 31, 2002--December 30, 2003....................................... $375 million         2.00 to 1.00
Thereafter                          ....................................... $400 million         2.25 to 1.00

INDEPENDENT ACCOUNTANTS' REPORT

To the Shareholders and Directors
of Riverwood Holding, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Riverwood Holding, Inc. and its subsidiaries as of June 28, 1997, and the related condensed consolidated statements of operations for the three and six month periods ended June 28, 1997 and the three months ended June 29, 1996 and condensed consolidated statements of cash flows for the six months ended June 28, 1997 and the three months ended June 29, 1996. These financial statements are the responsibility of the Company's management. We were furnished with the report of other accountants dated August 5, 1997, on their review of the interim financial information of Igaras Papeis e Embalagens S.A. (Igaras) for the three and six months ended June 30, 1997, the Company's investment in which is accounted for by use of the equity method. The Company's equity of $127,860,000 in Igaras' net assets at June 28, 1997, and of $4,551,000 and $7,808,000 in Igaras' net income for the three and six month periods ended June 28, 1997, respectively, are included in the accompanying financial statements.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review and the report of other accountants, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Riverwood Holding, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the nine-month period ended December 31, 1996 and the three-month period ended March 27, 1996 (Predecessor). The consolidated statements of operations, shareholders' equity and cash flows for the nine-month period ended December 31, 1996 and the consolidated statements of shareholders' equity for the three-month period ended March 27, 1996 (Predecessor) are not presented herein. In our report dated March 17, 1997, we expressed an unqualified opinion on those consolidated financial statements, based on our audit and the report of other auditors. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996 and condensed consolidated statements of operations and cash flows for the three-month period ended March 27, 1996, are fairly stated, in all material respects, in relation to the consolidated financial statements from which they have been derived.



DELOITTE & TOUCHE LLP


Atlanta, Georgia
August 5, 1997

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

As a result of the Merger, purchase accounting, the effect of the disposition of substantially all of the assets of the U.S. Timberlands/Wood Products business segment and certain Other Costs of the Predecessor, the results of operations of the Company for periods subsequent to the Merger are not comparable in all material respects to the results of operations of the Predecessor for periods prior to the Merger.


THE MERGER AND PURCHASED ASSET COSTS

On March 27, 1996, Holding, through its wholly-owned subsidiaries, acquired all of the outstanding shares of common stock of RIC. On such date, CDRO Acquisition Corp., Holding's acquisition subsidiary, was merged into RIC in the Merger. RIC, as the surviving corporation of the Merger, became a wholly-owned subsidiary of RIC Holding. On March 28, 1996, RIC transferred substantially all of its properties and assets to Riverwood, other than the capital stock of Riverwood, and RIC was merged in the Subsequent Merger into RIC Holding. Upon consummation of the Subsequent Merger, RIC Holding, as the surviving corporation in the Subsequent Merger, became the direct parent company of Riverwood.

The Merger was accounted for as a purchase in accordance with APB Opinion
No. 16, "Business Combinations" ("APB 16"). Purchase accounting results in increased cost of sales, amortization and depreciation. Additionally, the new capital structure has resulted and will continue to result in higher reported interest expense. The condensed consolidated financial statements for the three months ended March 27, 1996 have been prepared on the historical cost basis using accounting principles that had been adopted by the Predecessor. As a result of the Merger, purchase accounting and the effect of the disposition of substantially all of the U.S. Timberlands/Wood Products business segment, operating results subsequent to the Merger are not comparable in all material respects to the operating results prior to the Merger.

Certain expenses and costs are excluded from the Company's Net (Loss) in determining EBITDA (as defined below), including amortization, depreciation or expenses associated with the write-up of inventory, fixed assets and intangible assets in accordance with APB 16 and APB Opinion No. 17, "Intangible Assets", collectively referred to as the "Purchased Asset Costs."

During the three months ended June 28, 1997, the Company's Income from Operations included Purchased Asset Costs as follows:

(In thousands of dollars)
-------------------------

                                                                           COATED BOARD    CONTAINERBOARD      TOTAL
                                                                           -------------  -----------------  ---------
Cost of sales (excluding depreciation expense)...........................    $     376        $  --          $     376
Depreciation expense.....................................................        3,827              911          4,738
Amortization of intangible assets........................................          663           --                663
                                                                                ------            -----      ---------
Net Impact on Income from Operations.....................................    $   4,866        $     911      $   5,777
                                                                                ------            -----      ---------
                                                                                ------            -----      ---------

During the three months ended June 29, 1996, the Company's Income from Operations included Purchased Asset Costs as follows:

(In thousands of dollars)
-------------------------

                                                    COATED BOARD       CONTAINERBOARD          CORPORATE        TOTAL
                                                    ------------       --------------          ---------       -------
Cost of sales (excluding depreciation expense)....... $   199             $  --                 $ --           $   199
Depreciation expense ................................   9,483              1,267                 (64)           10,686
Amortization of intangible assets....................     195                (50)                 23               168
                                                      -------             ------                -----           -------
Net Impact on Income from Operations................. $ 9,877             $1,217                $(41)          $11,053
                                                      -------             ------                -----           -------
                                                      -------             ------                -----           -------

During the six months ended June 28, 1997, the Company's (Loss) from Operations included Purchased Asset Costs as follows:

(In thousands of dollars)
-------------------------

                                                                          COATED BOARD   CONTAINERBOARD     TOTAL
                                                                          -------------  ---------------  ---------
Cost of sales (excluding depreciation expense)..........................   $       512      $  --         $     512
Depreciation expense....................................................         8,655          1,822        10,477
Amortization of intangible assets.......................................         1,918         --             1,918
                                                                          -------------        ------     ---------
Net Impact on (Loss) from Operations....................................   $    11,085      $   1,822     $  12,907
                                                                          -------------        ------     ---------
                                                                          -------------        ------     ---------

SALE OF U.S. TIMBERLANDS/WOOD PRODUCTS

On October 18, 1996, the Company sold substantially all of the assets of the U.S. Timberlands/Wood Products business segment for approximately $550 million in cash. In addition, the buyer assumed certain specified preclosing liabilities. Under the terms of the agreement for such sale, the Company and the buyer, Plum Creek Timber Company, L.P., entered into a 20-year supply agreement with a 10-year renewal option for the purchase by the Company, at market-based prices, of a majority of the West Monroe Mill's requirements for pine pulpwood and residual chips, as well as a portion of the Company's needs for hardwood pulpwood at the West Monroe Mill. The Company did not realize any gain or loss on the sale. The operating results for the U.S. Timberlands/Wood Products business segment were classified as discontinued operations for periods beginning March 28, 1996 and ending October 18, 1996 (the date of the sale). Discontinued operations have not been segregated in the statements of cash flows nor have they been reclassified as discontinued operations in the Predecessor's statements of operations and balance sheets.

OTHER COSTS OF PREDECESSOR

Prior to March 28, 1996, the Predecessor Company incurred expenses associated with stock-based compensation plans, expenses related to RIC's review of strategic alternatives and provision for environmental reserves. These expenses were classified as Other Costs on the Predecessor's Condensed Consolidated Statements of Operations. Stock-based compensation expense was allocated to each of the business segments based upon the responsibility of the individuals holding or exercising the stock incentive benefits. During the three months ended March 27, 1996, $1.2 million, $0.1 million, $0.2 million and $0.8 million of stock-based compensation expenses were allocated to the Coated Board, Containerboard and U.S. Timberlands/Wood Products business segments and Corporate and Eliminations, respectively. Expenses related to RIC's review of strategic alternatives and environmental reserves were included in Corporate and Eliminations for business segment reporting purposes.

GENERAL

The Company reports its results in two business segments: Coated Board and Containerboard. The operating results of the U.S. Timberlands/Wood Products business segment have been classified as discontinued operations for the period beginning March 28, 1996 through the date of the sale. The results of the operations of the U.S. Timberlands/Wood Products business segment have not been classified as discontinued operations in the Predecessor's Consolidated Statements of Operations for periods prior to the Merger. The Coated Board business segment includes the production and sale of coated unbleached kraft paperboard ("CUK Board") for packaging cartons from the paper mill in Macon, Georgia (the "Macon Mill") and at the West Monroe Mill, and white lined chip board ("WLC") at its paper mill in Norrkoping, Sweden (the "Swedish Mill"), converting operations at facilities in the United States, Australia and Europe; and the design, manufacture and installation of packaging machinery related to the assembly of beverage cartons. The Containerboard business segment includes the production and sale of linerboard, corrugating medium and kraft paper from paperboard mills in the United States. The discontinued U.S. Timberlands/Wood Products business segment included timberlands and operations engaged in the supply of pulpwood to the West Monroe Mill from the Company's former U.S. timberlands, as well as the manufacture and sale of lumber and plywood.

    The table below sets forth Net Sales, Income (Loss) from Operations and EBITDA. EBITDA is defined as consolidated net income (exclusive of non-cash charges resulting from purchase accounting during the periods subsequent to the Merger) before consolidated interest expense, consolidated income taxes, consolidated depreciation and amortization, cost of timber harvested and other non-cash charges deducted in determining consolidated net income and extraordinary items and the cumulative effect of accounting changes and earnings of, but including dividends from, non-controlled affiliates. EBITDA excludes the EBITDA of Igaras but includes dividends actually received from Igaras, excludes Other Costs of the Predecessor and excludes Purchased Asset Costs resulting from purchase accounting during periods subsequent to the Merger. The Company believes that EBITDA provides useful information regarding the Company's debt service ability, but should not be considered in isolation or as a substitute for the Statements of Operations or cash flow data.

(In thousands of dollars)
-------------------------

                                                                         COMPANY                     PREDECESSOR
                                                       -------------------------------------------  --------------
                                                       THREE MONTHS   THREE MONTHS    SIX MONTHS     THREE MONTHS
                                                           ENDED          ENDED          ENDED          ENDED
                                                       JUNE 28, 1997  JUNE 29, 1996  JUNE 28, 1997  MARCH 27, 1996
                                                       -------------  -------------  -------------  --------------
Net Sales (Segment Data):
  Coated Board.......................................   $   272,018    $   266,231    $   512,128     $  234,608
  Containerboard.....................................        22,016         27,653         49,094         25,496
  U.S. Timberlands/Wood Products.....................       --             --             --              37,336
  Intersegment Eliminations..........................       --             --             --              (3,791)
                                                       -------------  -------------  -------------  --------------
Net Sales............................................   $   294,034    $   293,884    $   561,222     $  293,649
                                                       -------------  -------------  -------------  --------------
                                                       -------------  -------------  -------------  --------------
Income (Loss) from Operations
  Coated Board.......................................   $    19,307    $    19,768    $    35,086     $   24,638
  Containerboard.....................................       (12,532)        (7,260)       (25,538)        (5,955)
  U. S. Timberlands/Wood Products....................       --             --             --              13,868
  Corporate and Eliminations.........................        (6,530)        (6,396)       (11,042)       (16,901)
                                                       -------------  -------------  -------------  --------------
Income (Loss) from Operations........................   $       245    $     6,112    $    (1,494)    $   15,650
                                                       -------------  -------------  -------------  --------------
                                                       -------------  -------------  -------------  --------------
EBITDA (Segment Data):
  Coated Board.......................................   $    47,846    $    52,446    $    92,331     $   47,174
  Containerboard.....................................        (4,711)        (2,264)       (12,749)        (1,242)
  U. S. Timberlands/Wood Products....................       --              18,934        --              16,766
  Corporate and Eliminations.........................        (3,555)        (4,277)        (6,849)        (6,565)
                                                       -------------  -------------  -------------  --------------
EBITDA...............................................   $    39,580    $    64,839    $    72,733     $   56,133
                                                       -------------  -------------  -------------  --------------
                                                       -------------  -------------  -------------  --------------

In the fourth quarter of 1996, the Company adopted the LIFO method of determining the cost of principally all its inventories effective March 28, 1996. Prior to the fourth quarter of 1996, the Company determined the cost of all its inventories using the FIFO method. Accordingly, 1996 operating results have been restated to reflect the adoption of the LIFO method effective March 28, 1996. For a discussion of the impact of this accounting change on the Condensed Consolidated Financial Statements, see Note 3 to the Condensed Consolidated Financial Statements.


BUSINESS TRENDS AND INITIATIVES

The Company's cash flow from operations and EBITDA are influenced by sales volume and selling prices for its products and raw material costs, and are affected by a number of significant business, economic and competitive factors. Many of these factors are not within the Company's control. Historically, in the Coated Board business segment, the Company has experienced stable pricing for its integrated beverage carton products, and moderate cyclical pricing for its folding cartonboard, which is principally sold in the open market. The Company's folding cartonboard sales are affected by competition from competitors' CUK Board and other substrates -solid bleached sulfate (SBS), recycled clay coated news (CCN) and, internationally, WLC--as well as by general market conditions. In the Containerboard business segment, conditions in the cyclical worldwide commodity paperboard markets have a substantial impact on the Company's Containerboard sales.

The Company is pursuing a number of long-term initiatives designed to improve productivity and profitability while continuing to implement its Coated Board business strategy. First, with the completion in June 1997 of the upgrade of the second Macon Mill paperboard machine to CUK Board production, the Company has further reduced capacity dedicated to linerboard production, as part of its strategy to emphasize the production and sale of CUK Board and CUK Board-based products. The Company expects that the machine will achieve its full annual production capacity of approximately 275,000 tons of CUK Board in 18 to 24 months. See also "Financial Condition, Liquidity and Capital Resources--Liquidity and Capital Resources--Capital Expenditures." Second, the Company has taken actions to increase open market folding cartonboard sales volume above 1996 levels. The Company has established key account relationships with a number of major independent converters, involving multi-year commitments by the Company to supply a significant portion of these customers' requirements for CUK Board. Certain multinational consumer products companies have specified the Company's folding cartonboard for their cartons, and the Company intends to pursue additional relationships of this type. The Company believes that it has addressed and corrected the West Monroe product quality issues that negatively impacted 1996 sales volumes. In addition, the Company is undertaking a comprehensive, long-term marketing initiative aimed at potential new folding cartonboard applications. Third, the Company has undertaken profit center reorganization of its operations, implemented a number of cost savings measures, effected several management changes and, as part of its ongoing reevaluation of current operations and assets, has reduced planned capital expenditures and begun a Company-wide inventory reduction initiative.

The Company's profit center reorganization of its operations is designed to
(i) focus on profitability, (ii) reevaluate the Company's commitment of assets to business sectors with relatively lower profitability, (iii) provide greater control over costs and revenues and (iv) enhance managerial autonomy and accountability. A major initial project was the reorganization of the Company's North American beverage operations into three units, each of which is a separate profit center serving a different customer market segment. To date, the Company's cost savings measures have consisted of streamlining and consolidating international and other operations to eliminate duplication and excess overhead. These measures have included the sale or closure of (i) the Company's last dedicated folding cartonboard plant in Kankakee, Illinois, (ii) a beverage multiple packaging converting plant in Bakersfield, California, (iii) packaging machinery manufacturing facilities in Marietta, Georgia and Koln, Germany, and
(iv) the trucking transportation operations in West Monroe, Louisiana, as well as the consolidation and realignment of certain operations in the U.S., Australia and Europe. The Company's management changes included the hiring of Stephen M. Humphrey as President and Chief Executive Officer in March 1997 and the replacement of the managers of certain key Company operations. The Company continues to evaluate its current operations and assets with a view to rationalizing its operations and improving profitability, in particular with respect to its international converting assets and strategy.


OUTLOOK

The Company expects that its 1997 full year EBITDA will exceed its 1996 EBITDA (excluding the results of the former U.S. Timberlands/Wood Products business segment), although no assurance can be given in this regard. The achievement of this expectation is dependent upon (among other things) a number of profit improvement initiatives, including the continued successful start-up of the second Macon Mill paper machine, significantly increasing open market folding cartonboard sales volumes above 1996 levels, selling price improvements for containerboard products, improvements in international converting operations and continued cost savings from actions taken to date. The Company anticipates that these cost savings actions will reduce expenditures by at least $20 million on an annualized basis. (see"--Business Trends and Initiatives").

RESULTS OF OPERATIONS

The following is a discussion of the Company's results of operations on a pro forma basis. The discussion is based upon (a) the three-month period ended June 28, 1997, exclusive of the net effect of Purchased Asset Costs made in that period, in comparison to the three-month period ended June 29, 1996, also exclusive of the net effect of Purchased Asset Costs made in that period and (b) the six-month period ended June 28, 1997, exclusive of the net effect of Purchased Asset Costs made in that period, in comparison to the three-month period ended June 29, 1996, exclusive of the net effect of Purchased Asset Costs made in that period, plus the three-month period ended March 27, 1996, exclusive of Other Costs and the U.S. Timberlands/Wood Products business segment results of operations (the "first six months of 1996" or "six months ended June 29, 1996"), as follows:

(In thousands of dollars)
-------------------------

                                                      PRO FORMA THREE MONTHS ENDED            PRO FORMA SIX MONTHS ENDED
                                                  -------------------------------------  -------------------------------------
                                                               % INCREASE                            % INCREASE
                                                               (DECREASE)                            (DECREASE)
                                                   JUNE 28,    FROM PRIOR     JUNE 29,    JUNE 28,     FROM PRIOR     JUNE 29,
                                                     1997        PERIOD         1996        1997         PERIOD         1996
                                                  ----------  -------------  ----------  ----------  -------------  ----------
Net Sales (Segment Data):
  Coated Board..................................  $  272,018          2.2    $  266,231  $  512,128          2.3    $  500,837
  Containerboard................................      22,016        (20.4)       27,653      49,094         (7.6)       53,149
                                                  ----------                  ----------  ----------                 ----------
Net Sales.......................................     294,034          0.1       293,884     561,222          1.3       553,986
Cost of Sales...................................     253,611          5.0       241,510     482,945          6.1       455,096
                                                  ----------                  ----------  ----------                 ----------
Gross Profit....................................      40,423        (22.8)       52,374      78,277        (20.8)       98,890
Selling, General and Administrative.............      32,057          1.3        31,631      61,264         (0.8)       61,772
Research, Development and Engineering...........         839        (52.2)        1,754       2,528        (32.5)        3,744
Other Expenses, net.............................       1,505        (17.5)        1,824       3,072        (10.5)        3,432
                                                  ----------                  ----------  ----------                 ----------
Income from Operations..........................  $    6,022        (64.9)   $   17,165  $   11,413        (61.9)   $   29,942
                                                  ----------                  ----------  ----------                 ----------
                                                  ----------                  ----------  ----------                 ----------
Income (Loss) from Operations (Segment Data):
  Coated Board..................................  $   24,173        (18.5)   $   29,645  $   46,171        (17.0)   $   55,625
  Containerboard................................     (11,621)       (92.3)       (6,043)    (23,716)       (99.7)      (11,878)
  Corporate.....................................      (6,530)        (1.4)       (6,437)    (11,042)        20.0       (13,805)
                                                  ----------                  ----------  ----------                 ----------
Income from Operations..........................  $    6,022        (64.9)   $   17,165  $   11,413        (61.9)   $   29,942
                                                  ----------                  ----------  ----------                 ----------
                                                  ----------                  ----------  ----------                 ----------


PAPERBOARD PRODUCTION

Total tons of paperboard produced at the Company's paper mills for the second quarters and first six months of 1997 and 1996 were as follows:

(In thousands of tons)
----------------------


                                                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                           ------------------------  ------------------------
                                                                            JUNE 28,     JUNE 29,     JUNE 28,     JUNE 29,
                                                                              1997         1996         1997         1996
                                                                           -----------  -----------  -----------  -----------
Carrierboard.............................................................       149.3        168.3        307.8        339.0
Folding Cartonboard......................................................        74.1         78.0        139.8        140.5
WLC......................................................................        30.2         29.0         57.2         58.1
                                                                                -----        -----        -----        -----
Total Coated Board.......................................................       253.6        275.3        504.8        537.6
Containerboard...........................................................        88.1         99.7        173.7        195.0
                                                                                -----        -----        -----        -----
                                                                                341.7        375.0        678.5        732.6
                                                                                -----        -----        -----        -----
                                                                                -----        -----        -----        -----

This tonnage represents production at the Company's paper mills and does not represent shipments or sales of paperboard to customers. Containerboard production included 3,900 tons, 6,700 tons, 9,600 tons and 15,000 tons of saleable off-specification CUK Board for the three months ended June 28, 1997 and June 29, 1996 and the six months ended June 28, 1997 and June 29, 1996, respectively, produced on dedicated CUK Board paper machines and sold in the Containerboard business segment. The Company's U.S. mill production of containerboard decreased by approximately 11,600 tons and 21,300 tons in the second quarter and first six months of 1997, respectively, compared to the same periods of 1996, while its production of CUK Board decreased by approximately 22,900 tons and 31,900 tons in the second quarter and first six months of 1997, respectively, as compared to the same periods of 1996. The decrease in production is due principally to lower daily production rates for both containerboard and CUK Board to enhance the Company's ability to produce quality paperboard, to higher maintenance-related down time on one of four
U.S. CUK Board paper machines and to the shut down of the second Macon Mill linerboard machine in preparation for the conversion to CUK Board production. During the second quarters of 1997 and 1996 and the first six months of 1997 and 1996, the Company took 8, 0, 38 and 49 machine days, respectively, of unscheduled corrugating medium paper machine outages to balance inventory levels. The Company's CUK Board capacity can also be used for linerboard production when market conditions warrant. During the first six months of 1997 and 1996, the Company produced approximately 4,000 and 1,400 tons, respectively, of linerboard on U.S. CUK Board paper machines. The Company expects to produce linerboard on its dedicated CUK Board paper machines during the second half of 1997. The second paper machine at the Macon Mill is expected to produce approximately 170,000 tons of linerboard and CUK Board during 1997. The amount of CUK Board produced on this machine during the second half of 1997 will depend on the progress of the start-up process for the machine and CUK Board market conditions, as well as mill scheduling considerations.


SECOND QUARTER 1997 COMPARED WITH SECOND QUARTER 1996

NET SALES

Principally as a result of the factors described below, the Company's Net
Sales in the second quarter of 1997 increased by $0.2 million, or 0.1 percent, compared with the second quarter of 1996. Net Sales in the Coated Board business segment increased $5.8 million, or 2.2 percent, in the second quarter of 1997 to $272.0 million from $266.2 million in the second quarter of 1996, due primarily to increased sales volume of approximately 19,000 tons in worldwide folding cartonboard open markets, substantially offset by lower average selling prices in those markets. In addition, the Company's domestic integrated beverage business benefited from increased sales volumes, slight selling price improvement and favorable product mix. Net Sales in the Containerboard business segment decreased $5.6 million, or 20.4 percent, to $22.0 million in the second quarter of 1997 from $27.6 million in the second quarter of 1996, due principally to a decrease in containerboard selling prices and sales volumes as a result of the significant decline in containerboard markets worldwide that began in the latter part of 1995 and has continued into the second quarter of 1997.

GROSS PROFIT

Primarily as a result of the factors discussed below, the Company's gross profit for the second quarter of 1997 decreased $12.0 million, or 22.8 percent, to $40.4 million from $52.4 million in the second quarter of 1996. The Company's gross profit margin decreased to 13.7 percent for the second quarter of 1997 from 17.8 percent in the second quarter of 1996. In the Containerboard business segment, gross profit decreased $6.1 million to a loss of $10.3 million in the second quarter of 1997 as compared to a loss of $4.2 million in the second quarter of 1996, due principally to lower selling prices of Containerboard. Gross profit in the Coated Board business segment decreased by $5.9 million, or
10.3 percent, to $51.3 million in the second quarter of 1997 as compared to $57.2 million in the second quarter of 1996, while that segment's gross profit margin decreased to 18.9 percent in the second quarter of 1997 from 21.5 percent in the second quarter of 1996. This decrease in the gross profit resulted principally from lower selling prices in worldwide folding cartonboard open markets offset in part by lower production costs at the Company's integrated beverage business.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, General and Administrative expenses increased $0.4 million, or 1.3 percent, to $32.1 million in the second quarter of 1997 as compared to $31.6 million in the second quarter of 1996. As a percentage of Net Sales, Selling, General and Administrative expenses increased slightly to 10.9 percent in the second quarter of 1997 from 10.8 percent in the same period of 1996.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, Development and Engineering expenses decreased by $0.9 million to $0.8 million, due principally to reduced research and development activities on packaging machinery resulting from the closure of the packaging machinery facilities in Marietta, Georgia and Koln, Germany.

OTHER EXPENSES, NET

Other Expenses, net, decreased by approximately $0.3 million to $1.5 million.

INCOME FROM OPERATIONS

Primarily as a result of the above factors, the Company's Income from Operations in the second quarter of 1997 decreased by $11.1 million, or 64.9 percent, to $6.0 million from $17.2 million in the second quarter of 1996, while operating margin as a percent of Net Sales decreased to 2.0 percent from 5.8 percent. (Loss) from Operations in the Containerboard business segment increased $5.6 million to a loss of $11.6 million in the second quarter of 1997 from a (Loss) from Operations of $6.0 million in the second quarter of 1996, primarily as a result of the factors described above. Income from Operations in the Coated Board business segment decreased $5.4 million, or 18.5 percent, to $24.2 million in the second quarter of 1997 from $29.6 million in the second quarter of 1996, while operating margin as a percent of Net Sales decreased to 8.9 percent from 11.1 percent for the same periods, primarily as a result of the factors described above.


FIRST SIX MONTHS OF 1997 COMPARED WITH FIRST SIX MONTHS OF 1996

NET SALES

Principally as a result of the factors described below, the Company's Net Sales in the first six months of 1997 increased by $7.2 million, or 1.3 percent, compared with the first six months of 1996. Net Sales in the Coated Board business segment increased $11.3 million, or 2.3 percent, in the first six months of 1997 to $512.1 million from $500.8 million in the first six months of 1996, due primarily to increased sales volume of approximately 45,000 tons in worldwide folding cartonboard open markets, substantially offset by lower average selling prices in those markets. In addition, the Company's domestic integrated beverage business benefited from increased sales volumes, slight selling price improvement, lower distribution costs and favorable product mix. Net Sales in the Containerboard business segment decreased $4.1 million, or 7.6 percent, to $49.1 million in the first six months of 1997 from $53.2 million in the first six months of 1996, due primarily to a decrease in containerboard selling prices as a result of the significant decline in containerboard markets worldwide that began in the latter part of 1995 and has continued into the first six months of 1997, offset somewhat by higher sales volumes.

GROSS PROFIT

Principally as a result of the factors discussed below, the Company's gross profit for the first six months of 1997 decreased $20.6 million, or 20.8 percent, to $78.3 million from $98.9 million in the first six months of 1996. The Company's gross profit margin decreased to 14.0 percent for the first six months of 1997 from 17.8 percent in the first six months of 1996. In the Containerboard business segment, gross profit decreased $12.2 million to a loss of $20.8 million in the first six months of 1997 as compared to a loss of $8.6 million in the first six months of 1996. This decrease was due principally to sales volume increases combined with declining selling prices of containerboard which were below related production costs. Gross profit in the Coated Board business segment decreased by $8.1 million, or 7.5 percent, to $100.2 million in the first six months of 1997 as compared to $108.3 million in the first six months of 1996, while that segment's gross profit margin decreased to 19.6 percent in the first six months of 1997 from 21.6 percent in the first six months of 1996. This decrease in the gross profit resulted principally from lower selling prices in worldwide folding cartonboard open markets, offset somewhat by lower production costs at the Company's domestic integrated beverage business.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, General and Administrative expenses decreased $0.5 million, or 0.8 percent, to $61.3 million in the first six months of 1997 as compared to $61.7 million in the first six months of 1996 and as a percentage of Net Sales, Selling, General and Administrative expenses decreased to 10.9 percent in the first six months of 1997 from 11.1 percent in the same period of 1996.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, Development and Engineering expenses decreased by $1.2 million to $2.5 million due principally to reduced research and development activities on packaging machinery resulting from the closure of the packaging machinery facilities in Marietta, Georgia and Koln, Germany.

OTHER EXPENSES, NET

Other Expenses, net, decreased by approximately $0.3 million to $3.1 million.

INCOME FROM OPERATIONS

Primarily as a result of the above factors, the Company's Income from Operations in the first six months of 1997 decreased by $18.5 million, or
61.9 percent, to $11.4 million from $29.9 million in the first six months of 1996, while the operating margin as a percent of Net Sales decreased to 2.0 percent from 5.4 percent. (Loss) from Operations in the Containerboard business segment increased $11.8 million to a loss of $23.7 million in the first six months of 1997 from a (Loss) from Operations of $11.9 million in the first six months of 1996, primarily as a result of the factors described above. Income from Operations in the Coated Board business segment decreased $9.4 million, or 17.0 percent, to $46.2 million in the first six months of 1997 from $55.6 million in the first six months of 1996, while the operating margin as a percent of Net Sales decreased to 9.0 percent from 11.1 percent for the same periods, primarily as a result of the factors described above.

U.S. DOLLAR CURRENCY EXCHANGE RATES

Fluctuations in U.S. dollar currency exchange rates did not have a significant impact on Net Sales, Gross Profit, operating expenses or Income from Operations of the Company during the second quarter or first six months of 1997 as compared to the same periods of 1996.


INTEREST INCOME, INTEREST EXPENSE, INCOME TAXES AND EQUITY IN NET
EARNINGS OF AFFILIATES

INTEREST INCOME

Interest Income decreased $0.1 million and $0.3 million to $0.1 million and $0.2 million in the second quarter and first six months of 1997, respectively, from the second quarter and first six months of 1996, respectively, primarily as a result of lower average balances of cash and equivalents and marketable securities in 1997 as compared to 1996.

INTEREST EXPENSE

Interest Expense decreased $7.8 million to $42.0 million in the second quarter of 1997 from $49.8 million in the second quarter of 1996. The decrease related principally to a reduction of debt level resulting from the repayment of term loans and a portion of the revolving credit facility from the net proceeds of the sale of substantially all of the assets of the U.S. Timberlands/Wood Products business segment in October 1996 (see Note 8 in Notes to Condensed Consolidated Financial Statements). Interest expense increased $4.7 million to $80.9 million in the first six months of 1997 from $76.2 million in the same period of 1996, primarily as a result of the incremental indebtedness incurred in connection with the Merger, offset to some extent by the reduction in debt related to the October 1996 repayment of term loans from a portion of the proceeds of the sale of substantially all of the assets of the U.S. Timberlands/Wood Products business segment.

INCOME TAX EXPENSE (BENEFIT)

During the second quarter and first six months of 1997, the Company recognized an income tax expense of $1.8 million and $2.7 million, respectively, on a (Loss) from Continuing Operations before Income Taxes and Equity in Net Earnings of Affiliates of $41.7 million and $82.2 million, respectively. During the second quarter of 1996, the Company recognized an income tax benefit of $2.3 million on a (Loss) from Continuing Operations before Income Taxes and Equity in Net Earnings of Affiliates of $43.5 million. The 1997 expense and 1996 benefit differed from the statutory federal income tax rate because of valuation allowances established on net operating loss carryforward tax assets in the U.S. and certain international locations where the realization of benefits is uncertain. Cash paid for income taxes during the first six months of 1997 was $34.9 million relating principally to the Merger (see "--Liquidity and Capital Resources--Tax Matters Relating to the Merger").

In the first quarter of 1996, the Predecessor recognized an income tax benefit of $3.4 million on a (Loss) from Continuing Operations before Income Taxes and Equity in Net Earnings of Affiliates of $10.4 million.

EQUITY IN NET EARNINGS OF AFFILIATES

Equity in Net Earnings of Affiliates is comprised primarily of the Company's equity in net earnings of Igaras, an integrated containerboard producer located in Brazil, which produces linerboard, corrugating medium, corrugated boxes and beverage cartons, and is accounted for using the equity method. Equity in Net Earnings of Affiliates increased $0.3 million to $4.9 million in the second quarter of 1997 from $4.6 million in the second quarter of 1996, resulting primarily from a decrease in Igaras' income taxes offset somewhat by lower interest income at Igaras during the quarter. Equity in Net Earnings of Affiliates decreased $1.1 million to $8.5 million in the first six months of 1997 from $9.6 million in the first six months of 1996, primarily as a result of the decline in containerboard markets worldwide and lower interest income at Igaras, offset somewhat by a decrease in Igaras' income taxes.

During the second and first quarters of 1997 and the second quarter of 1996, the Company received dividends from Igaras of $0.9 million, nil and $1.0 million, respectively, net of taxes of $0.2 million, nil and nil, respectively. During the first quarter of 1996, the Predecessor did not receive a dividend from Igaras. The Company received net dividends from its affiliates, other than Igaras, that are accounted for using the equity method of accounting totaling $0.8 million and $0.4 million in the first quarter of 1997 and second quarter of 1996, respectively. The Company and the Predecessor did not receive dividends from such affiliates during the three months ended June 28, 1997 and March 27, 1996.


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

CASH FLOWS

Cash and equivalents decreased by approximately $5.1 million in the first six months of 1997 primarily as a result of $128.1 million of net cash used in investing activities, offset in part by $111.9 million and $12.3 million of net cash provided by financing and operating activities, respectively. Cash provided by operating activities included a reduction in inventories of approximately $19.4 million as a result of the Company's ongoing program to reduce inventories (see "-Business Trends and Initiatives"). Cash used in investing activities related principally to the purchases of property, plant and equipment (see "-Liquidity and Capital Resources--Capital Expenditures"). Depreciation and amortization during the first six months of 1997 totaled approximately $65.7 million, and is expected to be approximately $140 million to $145 million for fiscal 1997.

The Company's Coated Board business segment experiences seasonality principally due to the seasonality of the worldwide multiple packaging beverage segment. Historically, the Company's Coated Board business segment reports its strongest sales in the second and third quarters of the fiscal year driven by the seasonality of the Company's integrated beverage business.


LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise primarily from debt service on the substantial indebtedness incurred in connection with the Merger and from the funding of its capital expenditures. In connection with the Merger, the Company entered into a credit agreement (as amended, the "Senior Secured Credit Agreement") that currently provides for senior secured credit facilities (the "Senior Secured Credit Facilities") consisting of a term loan facility (the "Term Loan Facility"), and a $400.0 million revolving credit facility (the "Revolving Facility"). In addition, Riverwood International Machinery, Inc., a wholly owned subsidiary of Riverwood, entered into a credit agreement (as amended, the "Machinery Credit Agreement," and together with the Senior Secured Credit Agreement, the "Credit Agreements") providing for a $140.0 million secured revolving credit facility (the "Machinery Facility," and together with the Senior Secured Credit Facilities, the "Facilities") for the purpose of financing or refinancing packaging machinery. In connection with the Merger, the Company also completed an offering of $250.0 million aggregate principal amount of 10 1/4% Senior Notes due 2006 (the "1996 Senior Notes") and $400.0 million aggregate principal amount of 10 7/8% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes" and together with the 1996 Senior Notes, the "1996 Notes"). As of June 28, 1997, the Company had outstanding approximately $1,671 million of long-term debt, consisting primarily of $650 million aggregate principal amount of the 1996 Notes, $750 million outstanding under the Term Loan Facility and additional amounts under the Revolving Facility, the Machinery Facility and other debt issues and facilities. During the first six months of 1997, the Company had a net increase in revolving credit facilities of approximately $113.6 million and repaid approximately $1.7 million of debt.

On July 28, 1997, the Company completed an offering of $250 million of aggregate principal amount of the 1997 Notes. The proceeds from this offering were applied to prepay certain borrowings under the Revolving Facility and to refinance certain Tranche A Term Loans and other borrowings under the Term Loan Facility (see Note 10 to the Condensed Consolidated Financial Statements). See "--Debt Service." The 1997 Notes have not been registered under the Securities Act of 1933, as amended (the "Securities Act"). The Company has agreed to make a registration exchange offer of registered 1997 Notes for the unregistered 1997 Notes, and use its best efforts to cause the related registration statement to be declared effective under the Securities Act on or before November 10, 1997. If the registration statement is not filed by September 10, 1997, or not declared effective on or before November 10, 1997, or such exchange offer is not completed by December 10, 1997, the Company will be required to pay an amount equal to $0.096 per week per $1,000 principal amount of the 1997 Notes until the registration statement is filed or declared effective.

DEBT SERVICE

Principal and interest payments under the Term Loan Facility, the Revolving Facility and the Machinery Facility, together with interest payments on the 1996 Notes represent significant liquidity requirements for the Company. The Company applied $105.0 million of the proceeds from the 1997 Notes in July 1997 to refinance a portion of the Tranche A Term Loans under the Term Loan Facility, $50 million of the proceeds of the 1997 Notes to refinance the Tranche D Loan under the Senior Secured Credit Agreement, and the remaining proceeds from the 1997 Notes to prepay outstanding revolving credit borrowings under the Revolving Facility. Scheduled term loan principal payments under the Term Loan Facility have been reduced to reflect this application of proceeds. Annual term loan amortization requirements under the Term Loan Facility, after giving effect to the refinancing of the Term Loan Facility from a portion of the proceeds of the 1997 Notes, will be approximately $1 million, $3 million, $4 million, $4 million, $120 million, $173 million, $184 million and $156 million for each of the years 1997 through 2004, respectively. This application of proceeds did not involve any reduction in the current aggregate Revolving Facility commitment of $400 million. In the third quarter of 1997, the Company will record a non-cash, extraordinary charge to earnings of approximately $2.5 million, net of tax, related to the write-off of the applicable portion of deferred debt issuance costs on the Tranche A Term Loans under the Term Loan Facility.

The Revolving Facility will mature in March 2003 and the Machinery Facility will mature in March 2001, with all amounts then outstanding becoming due. The Company expects that its working capital and business needs will require it to continue to have access to these or similar revolving credit facilities after their respective maturity dates, and that the Company accordingly will have to extend, renew, replace or otherwise refinance such facilities at or prior to such dates. No assurance can be given that it will be able to do so. The loans under the Facilities bear interest at floating rates based upon the interest rate option elected by the Company. As of June 28, 1997, the Tranche A Term Loans, Tranche B Term Loans and Tranche C Term Loans under the Term Loan Facility bore interest at average rates per annum equal to 8.23 percent,
8.82 percent and 9.19 percent, respectively. Borrowings under each of the Revolving Facility and the Machinery Facility bore interest bore interest as of June 28, 1997 at an average rate per annum of 8.19 percent. The 1996 Senior Notes, the 1997 Notes and the Senior Subordinated Notes bear interest at rates of 10 1/4 percent, 10 5/8 percent and 10 7/8 percent, respectively. After giving effect to the 1997 Notes, interest expense in 1997 is expected to be approximately $170 million to $175 million, including approximately $10 million of non-cash amortization of deferred debt issuance costs. During the first six months of 1997, cash paid for interest was approximately $72.4 million. The Company's Australian revolving credit facility matures in September 1998, with all amounts then outstanding becoming due. The total amount outstanding under such facility was $22.0 million at June 28, 1997. While the Company expects to extend, renew, replace or otherwise refinance such facility at or prior to such date, no assurance can be given that it will be able to do so.

The Company uses interest rate swaps and cap agreements to fix or cap a portion of its variable rate Term Loan Facility to a fixed rate in order to reduce the impact of interest rate changes on future income. The difference to be paid or received under these agreements is recognized as an adjustment to interest expense related to the debt.

COVENANT RESTRICTIONS

The Credit Agreements impose restrictions on the Company's ability to make capital expenditures and both the Credit Agreements and the indentures governing the 1996 Notes and the 1997 Notes limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, to meet its capital spending program, to provide for unanticipated capital investments or to take advantage of business opportunities. The covenants contained in the Credit Agreements also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, repay the relevant 1996 Notes or the 1997 Notes, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with affiliates, and otherwise restrict corporate activities. The covenants contained in such indentures also impose restrictions on the operation of the Company's business. At June 28, 1997, the Company was in compliance with the financial covenants in the Credit Agreements.

In connection with the offering of the 1997 Notes, certain financial and other covenants in the Credit Agreements were amended to reflect the Company's recent financial results and market and operating conditions, as well as the consummation of the 1997 Notes offering and the prepayment of the term loans and other borrowings. Covenant modifications included reductions in permitted capital expenditures, the elimination of the minimum consolidated net worth requirement, and reduction in minimum EBITDA and interest coverage ratio requirements. The amended covenants specify permitted capital expenditures (subject to certain carryover allowances and other adjustments) of no more than $175 million, $140 million $140 million and $135 million for 1997 through 2000, respectively, and $130 million per year thereafter.

The amended covenants also specify, among other changes, the following amended minimum EBITDA and interest coverage ratio requirements for each four quarter period ended during the following test periods:

                                                                                              INTEREST COVERAGE
PERIOD                                                                          EBITDA              RATIO
--------------------------------------------------------------------------  --------------  ---------------------
December 31, 1996--December 30, 1997........................................$130 million         0.80 to 1.00
December 31, 1997--December 30, 1998........................................$140 million         0.85 to 1.00
December 31, 1998--December 30, 1999........................................$200 million         1.00 to 1.00
December 31, 1999--December 30, 2000........................................$265 million         1.25 to 1.00
December 31, 2000--December 30, 2001........................................$325 million         1.50 to 1.00
December 31, 2001--December 30, 2002........................................$350 million         1.75 to 1.00
December 31, 2002--December 30, 2003........................................$375 million         2.00 to 1.00
Thereafter                          ........................................$400 million         2.25 to 1.00

CAPITAL EXPENDITURES

Capital spending for the first six months of 1997 was approximately $89 million. During the first six months of 1997, the Company completed projects to modify the pulp mill at the Macon Mill and to convert the second linerboard paper machine at the Macon Mill to CUK board production. The cost of the pulp mill modification, completed in February 1997, was approximately $32 million. The paper machine conversion is expected to cost approximately $85 million. Cumulative capital spending on this paper machine conversion project through June 28, 1997, was approximately $63 million. For the first six months of 1997, capital spending on these two projects totaled approximately $49 million. The pulp mill modification project and the conversion of the second Macon Mill linerboard paper machine were each on budget and on schedule. Other capital spending during this period related primarily to increasing paper production efficiencies, increasing converting capacity, manufacturing packaging machinery and upgrading the Company's information systems. Total capital spending for fiscal 1997 is expected to be approximately $155 million, and is expected to relate principally to the pulp mill modification, the conversion of the second paper machine at the Macon Mill, the production of packaging machinery and the planned upgrading of the Company's information systems (which is expected to cost up to approximately $30 million through 1999). See "--Upgrade of Information Systems and Year 2000 Compliance".


FINANCING SOURCES AND CASH FLOWS

In connection with and following the Merger, the Company decided in 1996 to exit certain businesses and operating activities, including the sale or closure of the Company's last dedicated folding carton converting plant in the United States, located in Kankakee, Illinois, packaging machinery manufacturing plants in Marietta, Georgia and Koln, Germany, a beverage multiple packaging converting plant in Bakersfield, California and the trucking transportation operations in West Monroe, Louisiana, as well as the consolidation and realignment of certain operations in the United States, Australia and Europe. The cost of exiting these businesses and operating activities was approximately $40.9 million which was accrued during 1996 as a purchase accounting adjustment. The costs relate principally to the severance of approximately 750 employees, relocation and other plant closure costs. At June 28, 1997, $22.8 million of this total was accrued in Other accrued liabilities on the Condensed Consolidated Balance Sheet. During the first six months of 1997, $9.9 million was paid out and charged against the accrual and related primarily to severance costs.

At June 28, 1997, the Company and its U.S. and international subsidiaries had the following amounts undrawn under revolving credit facilities:

(In thousands of dollars)
-------------------------

                                                                    TOTAL AMOUNT      TOTAL AMOUNT   TOTAL AMOUNT
                                                                         OF            OUTSTANDING   AVAILABLE AT
                                                                    COMMITMENTS       JUNE 28, 1997  JUNE 28, 1997
                                                                --------------------  -------------  -------------
Revolving Facility............................................          $    400,000   $   206,000    $   194,000
Machinery Facility............................................               140,000        35,000         21,000
International Facilities......................................                54,720        32,567         22,153
                                                                        ------------  -------------  -------------
                                                                        $    594,720   $   273,567    $   237,153
                                                                        ------------  -------------  -------------
                                                                        ------------  -------------  -------------

In July, 1997, the Company applied approximately $87 million of the net proceeds from the 1997 Notes offering and $50 million in proceeds from the Tranche D Loan, which became available to the Company upon the closing of the 1997 Notes offering, to repay a portion of the outstanding borrowings under the Revolving Facility (without any revolving commitment reduction). As a result, the total amount outstanding under the Revolving Facility at July 29, 1997 was approximately $91 million resulting in approximately $309 million of borrowing availability under the Revolving Facility at that date.

The Machinery Facility is Limited by a Borrowing Base.  During December
1996, the commitment for the Australian revolving facility was reduced from approximately $37 million to approximately $32 million. Undrawn Revolving Facility availability is expected to be used to meet future working capital and other business needs of the Company. The Company anticipates pursuing additional working capital financing for its foreign operations as necessary, and possibly implementing a receivables securitization program.

As described above, the Company has substantial liquidity, but anticipates additional borrowings under the Revolving Facility throughout 1997. The Company believes that cash generated from operations, together with amounts available under its Revolving Facility, the Machinery Facility and other available financing sources will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs until the maturity of the Revolving Facility (assuming extension or refinancing of the Machinery Facility at its earlier maturity), although no assurance can be given in this regard. The Company's future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see "--Covenant Restrictions"), will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control and will be substantially dependent on the selling prices for the Company's products and the Company's ability to successfully implement its overall business and profitability strategies.

While the Company believes that Igaras has adequate liquidity, the Company shares control of Igaras with its joint venture partner and future dividend payments from Igaras, if any, would be subject to restrictions in the joint venture agreement and would reflect only the Company's remaining interest of 50 percent. Under the Igaras joint venture agreement, Igaras is required to pay dividends equal to at least 25 percent of its net profits. Due to currency fluctuations, inflation and changes in political and economic conditions, earnings from Brazilian operations have been subject to significant volatility. There can be no assurance that such volatility will not recur in the future.


ENVIRONMENTAL AND LEGAL MATTERS

The Company is committed to compliance with all applicable environmental laws and regulations throughout the world. Environmental law is, however, dynamic rather than static. As a result, costs, which are unforeseeable at this time, may be incurred when new laws are enacted, and when environmental agencies promulgate or revise rules and regulations.

In late 1993, the EPA proposed regulations (generally referred to as the "cluster rules") that would mandate more stringent controls on air and water discharges from United States pulp and paper mills. In 1996, the EPA released additional clarification of the proposed cluster rules. Based on this information, the Company expects that the cluster rules may be finally promulgated in 1997 and estimates the capital spending that may be required to comply with the cluster rules could reach $55 million to be spent at its two U.S. paper mills over an eight-year period beginning in 1997. The Company anticipates that the majority of this spending for compliance with the cluster rules will occur later in the eight-year period. The Company had no capital spending during the first six months of 1997 related to compliance with the cluster rules.

In late 1995, the DEQ notified the Company that the Predecessor may be liable for the remediation of hazardous substances at a wood treatment site in Shreveport, Louisiana, that the Predecessor or its predecessor previously operated, and at a former oil refinery site in Caddo Parish, Louisiana that the Company currently owns. Neither the Company nor the Predecessor ever operated the oil refinery. In response to the DEQ, the Company has provided additional information concerning these sites and has commenced its own evaluation of any claims and remediation liabilities for which it may be responsible. The Company received a letter from the DEQ dated May 20, 1996, requesting a plan for soil and groundwater sampling of the wood treatment site. The Company first met with the DEQ on July 18, 1996, and then submitted a soil sampling plan to the DEQ. The Company expects approval of this sampling plan in the second half of 1997. On September 6, 1996, the Company received from the DEQ a letter requesting remediation of the former oil refinery site in Caddo Parish, Louisiana. The Company met with the DEQ on February 17, 1997 to discuss these matters. The Company anticipates entering into a cooperative agreement with the DEQ to perform a phased-in evaluation for evaluating soil and groundwater conditions at the Shreveport site. The Company is in discussions with the DEQ regarding the participation of other responsible parties in any clean up of hazardous substances at both of these sites.

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

On December 6, 1995, Forrest Kelly Clay, a former shareholder of the Predecessor, commenced a purported class action lawsuit in the United States District Court for the Northern District of Georgia, against the Company and certain officials of the Company (the "Individual Defendants," and together with the Company, the "Defendants"). In his complaint, Clay alleges that the Defendants violated the federal securities laws by disseminating misleading statements and by omissions concerning the strategic alternatives that the Predecessor was considering, including its potential sale to a third-party investor. The complaint also alleged that the Individual Defendants, through their exercise of stock appreciation rights ("SARs"), violated the federal securities laws by trading in the Predecessor's securities while in possession of material, non-public information. The complaint generally seeks damages in an unspecified amount, as well as other relief. On June 2, 1997, the court granted Defendants' Motion for Summary Judgment and dismissed the action in its entirety. The court based its ruling on the fact that (i) none of the statements attributable to the Company concerning its review of strategic alternatives was false and (ii) there is no causal relationship between plaintiff's purchase of Riverwood common stock and the Individual Defendants' exercise of SARs. Plaintiff filed his Notice of Appeal to the United States Court of Appeals for the Eleventh Circuit on June 5, 1997. A briefing schedule has not yet been set.

UPGRADE OF INFORMATION SYSTEMS AND YEAR 2000 COMPLIANCE

The Company has begun to upgrade its information systems through an initiative expected to cost up to approximately $30 million to be spent through 1999. When the upgrade is complete, the Company expects a major improvement in its information systems and business processes. This initiative is expected to be complete by June 1999. Capital spending on this project during the first six months of 1997 totaled approximately $1.6 million.

In conjunction with the information systems upgrade, the Company is also in the process of replacing its computer software applications and systems to accommodate the "Year 2000" dating changes necessary to permit correct recording of yearly dates for 2000 and later years. The Company does not expect that the cost of its Year 2000 compliance program will be material to its financial condition or results of operations (other than the initial investment in information systems of up to approximately $30 million). The Company believes that it will be able to achieve compliance by the end of 1999, but would anticipate a material disruption in its operations as the result of any failure by the Company to be in compliance. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve their Year 2000 compliance, the Company's business or operations could be adversely affected.


TAX MATTERS RELATING TO THE MERGER

Pursuant to an election under Section 338(h)(10) of the Internal Revenue
Code of 1986, as amended, the Merger has been treated for income tax purposes as a taxable sale of assets of RIC and a taxable sale of assets of RIC's subsidiaries to which the election applies. Pursuant to a Tax Matters agreement, Manville agreed to bear the cost of the Section 338(h)(10) election for federal tax purposes and for purposes of state taxes for which Manville and the Predecessor filed returns on a combined basis. The Company agreed to bear the cost of this election for the purposes of other state taxes ("stand alone taxes") including Louisiana income tax. During 1997, the Company has paid $33.1 million in estimated stand-alone taxes relating to the election, including $27.5 million in Louisiana income tax. The Company's calculation of its Louisiana tax was based on state law in effect at the time of the Merger, including a 1993 amendment. In May 1997, the Louisiana Supreme Court declared the 1993 amendment to be void under the Louisiana Constitution, retroactive to 1993. It is possible that the voiding of the 1993 amendment could result in the Company being required to pay significant additional Louisiana income tax relating to the election (plus interest on the additional tax). The Company's Louisiana tax return for the period that includes the Merger is due in November 1997. After consultation with Louisiana tax counsel, the Company believes that it has a reasonable basis for filing its Louisiana income tax return for 1996 (which is due in November 1997) without the payment of any additional tax due to the voiding of the 1993 amendment. There can be no assurance, however, the Company would ultimately prevail on this issue if Louisiana were to challenge such filing position. If the Company were not to prevail in such a challenge, significant additional Louisiana income tax relating to the election could be payable. Management estimates that the maximum amount for such additional tax is approximately $50 million (plus statutory interest on any additional tax). The Company intends to file its tax return without the payment of additional tax due to the voiding of the 1993 amendment, and management believes that the additional tax ultimately paid (if any) would be substantially less than the estimated maximum amount, although no assurance can be given in this regard.
The Company and its advisors are continuing to study this situation. Since the law is unclear and the amounts involved could be significant, it may be several years before this matter is resolved.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in "--Business Trends and Initiatives" concerning (a) the improvements which the Company's long-term initiatives, including, without limitation, its profit center reorganization, are designed to achieve and (b) the Company's expectation that the second Macon Mill paper machine will achieve its full annual production capacity of approximately 275,000 tons in 18 to 24 months; (ii) the statements in "--Outlook" concerning (a) the Company's expectation that its 1997 EBITDA will exceed its 1996 EBITDA (excluding the results of the former U.S. Timberlands/Wood Products business segment) as well as each of the factors which the Company believes support such expectation, and (b) the Company's expectation that it will achieve a reduction of expenditures of at least $20 million on an annualized basis; (iii) the statements in "--Results of Operations--Paperboard Production" concerning the Company's expectation that the second Macon Mill paper machine will produce approximately 170,000 tons of linerboard and CUK Board during 1997; (iv) the statements in "--Financial Condition, Liquidity and Capital Resources--Liquidity and Capital Resources" concerning (a) the Company's expectation that it will extend, renew, replace or otherwise refinance its Australian revolving facility prior to September 1998, (b) the Company's expectations that total capital spending for 1997 will be approximately $155 million and that the planned upgrading of the Company's information systems will cost up to $30 million (and its belief that the Company will achieve Year 2000 compliance by the end of 1999), (c) the Company's belief that cash generated from operations, together with amounts available under available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs until the maturity of the Revolving Facility (assuming extension or refinancing of the Machinery Facility at its earlier maturity), (d) the Company's expectations with respect to capital spending that may be required to comply with the cluster rules and that, based on current knowledge, environmental costs are not expected to have a material impact on the results of operations, cash flows or financial condition of the Company and (e) the Company's beliefs and estimates in respect of certain Louisiana income tax matters relating to the Section 338(h)(10) election, including, without limitation, management's belief that additional tax ultimately paid (if any) would be substantially less than $50 million; and
(v) other statements as to management's or the Company's expectations and beliefs presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The following important factors, and those important factors described elsewhere in this report (including, without limitation, those discussed in "--Financial Condition, Liquidity and Capital Resources--Liquidity and Capital Resources--Environmental and Legal Matters" and "--Tax Matters Relating to the Merger"), or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements:

- The Company's high degree of leverage could have important consequences to the Company, including but not limited to the following: (i) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired in the future; (ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for other purposes; (iii) certain of the Company's borrowings will be at variable rates of interest, which will expose the Company to the risk of increased interest rates; and (iv) the Company's flexibility to adjust to changing market conditions and ability to withstand competitive pressures could be limited, and the Company may be more vulnerable to a downturn in general economic conditions or its business or be unable to carry out capital spending that is important to its strategy and productivity improvement programs.

- The Company's ability to make scheduled payments on or to refinance its obligations with respect to its indebtedness, and to comply with the covenants and restrictions contained in the instruments governing such indebtedness, will depend on its financial and operating performance, which, in turn, is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond its control, including operating difficulties, increased operating costs, market cyclicality, product prices, the response of competitors, regulatory developments, and delays in implementing strategic projects.

- The Company's ability to meet its debt service and other obligations will depend in significant part on the selling prices that the Company realizes for its open market folding cartonboard and containerboard products. Notwithstanding the steps taken by the Company to improve its operating results, at the depressed selling prices for open market folding cartonboard and containerboard that have prevailed since 1996, the Company's cash flow from operations has been less than its debt service and maintenance capital expenditure requirements. Accordingly, the Company's long-term prospects will depend on its realizing improved pricing for these products.

- The Company's ability to meet its debt service and other obligations will depend in significant part on the extent to which the Company can implement successfully its business strategy. The components of the Company's strategy are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Company.

- The Company currently estimates that it will take several years for coated board markets to absorb the significant increase in the Company's CUK Board capacity resulting from the upgrade of the second Macon Mill paper machine. The Company expects to sell a significant portion of its additional CUK Board production in open markets, principally internationally. There can be no assurance that additional CUK Board output can be sold in these markets or that such additional CUK Board can be sold without experiencing price reductions. Efficient start-up and production of CUK Board from the upgraded second Macon Mill machine is dependent upon many manufacturing process and engineering factors, and there can be no assurance that the Company will not experience equipment failures, lengthy shut-downs or other disruptions in production during the start-up process.

- All of the Company's CUK Board is produced at its West Monroe and Macon Mills. Any prolonged disruption in either facility's production due to labor difficulties, equipment failures, destruction of or material damage to such facility, or other reasons, could have a material adverse effect on the Company's results of operations.

- The Company faces significant competition in its CUK Board business segment from The Mead Corporation ("Mead"). The highly leveraged nature of the Company could limit the Company's ability to respond to market conditions or to make necessary or desirable capital expenditures as effectively as Mead, which is not as leveraged as the Company. In addition, there can be no assurance that there will not be new entrants in the CUK Board market segment. The Company's folding cartonboard sales are affected by competition from Mead's CUK Board and from other substrates: SBS and CCN and, internationally, WLC and folding boxboard. There are a large number of suppliers of paperboard for folding carton applications. CUK Board competes in niche applications in folding cartonboard markets, serving only a small portion thereof. There can be no assurance that the Company will be able to continue to compete successfully in folding cartonboard markets.

- Amounts paid by the Company for pine pulpwood, hardwood and recycled fibers, used in the manufacture of paperboard, and various chemicals used in the coating of CUK Board, represent the largest components of the Company's variable costs of CUK Board and containerboard production. The cost of these materials is subject to market fluctuations caused by factors beyond the Company's control. OCC recycled fiber pricing tends to be very volatile. With the October 1996 sale of the Company's timberlands, the Company now relies on private land owners and the open market for all of its virgin and recycled fiber requirements (except for CUK Board clippings from its converting operations). Under the terms of the sale of those timberlands, the Company and the buyer entered into a 20-year supply agreement, with a 10-year renewal option, for the purchase by the Company, at market-based prices, of a majority of the West Monroe Mill's requirements for pine pulpwood and residual chips, as well as a portion of the Company's needs for hardwood pulpwood at the West Monroe Mill. While the Company has not experienced any significant difficulty in obtaining adequate supplies of virgin or recycled fiber for its West Monroe Mill or Macon Mill, there can be no assurance that this will continue to be the case for either such mill. Moreover, significant increases in the cost of these materials, to the extent not reflected in prices for the Company's products, could have a material adverse effect on the Company's results of operations.

- The Company is subject to risks associated with operating in foreign countries, including devaluations and fluctuations in currency exchange rates, imposition of limitations on conversion of foreign currencies into U.S. dollars or remittance of dividends and other payments by foreign subsidiaries, imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries, hyperinflation in certain foreign countries and imposition or increase of investment and other restrictions by foreign governments. No assurance can be given that such risks will not have a material adverse effect on the Company in the future.

While the Company periodically reassesses material trends and uncertainties affecting the Company's results of operations and financial condition in connection with its preparation of management's discussion and analysis of results of operations and financial condition contained in its quarterly and annual reports, the Company does not intend to review or revise any particular forward-looking statement referenced in this report in light of future events.


ACCOUNTING CHANGES

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports. SFAS No. 131 is effective for fiscal years beginning after December 31, 1997. The Company has not determined the impact that SFAS No. 131 will have on its business segment disclosures.

                           PART II--OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

Not applicable


ITEM 2.    CHANGES IN SECURITIES.

Not applicable


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

Not applicable


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


On May 6, 1997, a Written Consent in Lieu of Annual Meeting was executed by the stockholders of Riverwood Holding, Inc. and the following items were approved by the stockholders:

    1. The following Directors were elected by the stockholders:

            B. Charles Ames                                Stephen M. Humphrey
            G. Andrea Botta                                Samuel M. Mencoff
            Kevin J. Conway                                Joseph E. Parzick
            Alberto Cribiore                               Brian J. Richmand
            Leon J. Hendrix, Jr.                           Lawrence C. Tucker
            Hubbard C. Howe

    2. Appointment of Deloitte & Touche, LLP as independent public accountants of the Company for the year 1997.


ITEM 5. OTHER INFORMATION.

Effective July 28, 1997, Thomas M. Gannon was appointed as Senior Vice President and Chief Financial Officer of the Company.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

    99 Reconciliation of (Loss) Income from Operations to EBITDA. Filed as an exhibit hereto.

(b) Reports on Form 8-K.

    Form 8-K dated July 11, 1997, and filed with the Securities and Exchange Commission on July 11, 1997, regarding the offering of Riverwood International Corporation of $250 million principal amount of 10 5/8% Senior Notes due 2007.

    Form 8-K dated July 11, 1997, and filed with the Securities and Exchange Commission on July 11, 1997, regarding the Company's financial performance, proposed Credit Agreement covenant modifications, completion of the Macon Mill paper machine upgrade, upgrade of information systems, certain tax matters and changes in management.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                RIVERWOOD HOLDING, INC.
                                --------------------------------------------
                                (REGISTRANT)



DATE:  AUGUST 8, 1997           BY: /S/ BILL H. CHASTAIN
                                --------------------------------------------
                                        BILL H. CHASTAIN
                                        SECRETARY



DATE: AUGUST 8, 1997            BY: /S/ THOMAS M. GANNON
                                --------------------------------------------
                                        THOMAS M. GANNON
                                        SENIOR VICE PRESIDENT AND
                                        CHIEF FINANCIAL OFFICER