Form 10-Q
period 1997-09-27
RIVERWOOD HOLDING INC
filed 1998-01-29
CIK 886239

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 27, 1997

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to __________

Commission file number 1-11113

                            RIVERWOOD HOLDING, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                      58-2205241
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)


                                1013 Centre Road
                                   Suite 350
                           Wilmington, Delaware 19805
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                    c/o Riverwood International Corporation
                                 (770) 644-3000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

    Yes _X_ No ___

    At November 3 ,1997 there were 7,105,900 shares and 500,000 shares of the registrant's Class A and Class B common stock, respectively, outstanding.

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

                            RIVERWOOD HOLDING, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)
                                  (unaudited)

                                                                                               Company
                                                                                      ---------------------------
                                                                                      September 27,  December 31,
ASSETS                                                                                    1997         1996
                                                                                      -------------  ------------
Current Assets
  Cash and equivalents..............................................................   $    12,553    $   17,357
  Receivables, net of allowances....................................................       140,692       153,864
  Inventories.......................................................................       200,271       211,965
  Prepaid expenses..................................................................         9,763         8,113
  Deferred tax assets...............................................................         1,864         2,897
                                                                                      -------------  ------------
Total Current Assets................................................................       365,143       394,196

Property, Plant and Equipment, net of accumulated depreciation of $177,948 in 1997
  and $85,768 in 1996...............................................................     1,670,630     1,675,217
Investments in Net Assets of Equity Affiliates......................................       135,313       125,030
Goodwill, net of accumulated amortization of $12,191 in 1997 and $5,900 in 1996.....       296,444       318,543
Other Assets........................................................................       169,388       158,501
                                                                                      -------------  ------------
Total Assets........................................................................   $ 2,636,918    $2,671,487
                                                                                      -------------  ------------
                                                                                      -------------  ------------
LIABILITIES
Current Liabilities
  Short-term debt...................................................................   $    20,160    $   18,173
  Accounts payable..................................................................       118,283       125,014
  Compensation and employee benefits................................................        40,494        38,017
  Income taxes payable..............................................................         9,863        42,031
  Other accrued liabilities.........................................................       130,283       112,205
                                                                                      -------------  ------------
Total Current Liabilities...........................................................       319,083       335,440

Long-Term Debt, less current portion................................................     1,683,564     1,567,259
Deferred Income Taxes...............................................................        21,956        19,722
Other Noncurrent Liabilities........................................................        81,257        85,467
                                                                                      -------------  ------------
Total Liabilities...................................................................     2,105,860     2,007,888
                                                                                      -------------  ------------
Contingencies and Commitments (Note 5)

Redeemable Common Stock, at current redemption value................................         8,880         9,390
                                                                                      -------------  ------------
SHAREHOLDERS' EQUITY
Nonredeemable Common Stock..........................................................            75            75
Capital in Excess of Par Value......................................................       751,153       751,153
(Accumulated Deficit)...............................................................      (216,150)     (105,136)
Cumulative Currency Translation Adjustment..........................................       (12,900)        8,117
                                                                                      -------------  ------------
Total Shareholders' Equity..........................................................       522,178       654,209
                                                                                      -------------  ------------
Total Liabilities and Shareholders' Equity..........................................   $ 2,636,918    $2,671,487
                                                                                      -------------  ------------
                                                                                      -------------  ------------

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

                                                                        Company                             Predecessor
                                               ----------------------------------------------------------  -------------
                                               Three Months   Three Months    Nine Months    Six Months    Three Months
                                                   Ended          Ended          Ended          Ended          Ended
                                               September 27,  September 28,  September 27,  September 28,    March 27,
                                                   1997           1996           1997           1996           1996
                                               -------------  -------------  -------------  -------------  -------------
Net Sales....................................   $   284,875    $   291,645    $   846,097    $   585,529    $   293,649
Cost of Sales................................       245,611        250,564        739,545        502,959        232,701
Selling, General and Administrative..........        29,154         31,854         90,417         63,485         30,936
Research, Development and Engineering........         1,062          2,506          3,590          4,260          2,031
Other Costs..................................       --             --             --             --              11,114
Other Expenses, net..........................         1,533          3,677          6,523          5,669          1,217
                                               -------------  -------------  -------------  -------------  -------------
Income from Operations.......................         7,515          3,044          6,022          9,156         15,650
Interest Income..............................           598            373            816            599            329
Interest Expense.............................        43,812         51,385        124,743        101,227         26,392
                                               -------------  -------------  -------------  -------------  -------------
(Loss) from Continuing Operations before
  Income Taxes and Equity in Net Earnings of
  Affiliates.................................       (35,699)       (47,968)      (117,905)       (91,472)       (10,413)
Income Tax Expense (Benefit).................         1,612            916          4,341         (1,356)        (3,436)
                                               -------------  -------------  -------------  -------------  -------------
(Loss) from Continuing Operations before
  Equity in Net Earnings of Affiliates.......       (37,311)       (48,884)      (122,246)       (90,116)        (6,977)
Equity in Net Earnings of Affiliates.........         5,230          5,678         13,695         10,300          4,927
                                               -------------  -------------  -------------  -------------  -------------
(Loss) from Continuing Operations............       (32,081)       (43,206)      (108,551)       (79,816)        (2,050)
Income from Discontinued Operations, net of
  tax of $0..................................       --              17,452        --              32,808        --
                                               -------------  -------------  -------------  -------------  -------------
(Loss) before Extraordinary Item.............       (32,081)       (25,754)      (108,551)       (47,008)        (2,050)
Extraordinary Loss on Early Extinguishment of
  Debt, net of tax of $0.....................         2,463        --               2,463        --             --
                                               -------------  -------------  -------------  -------------  -------------
Net (Loss)...................................   $   (34,544)   $   (25,754)   $  (111,014)   $   (47,008)   $    (2,050)
                                               -------------  -------------  -------------  -------------  -------------
                                               -------------  -------------  -------------  -------------  -------------

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

                                                        Company                Predecessor
                                             ------------------------------  --------------
                                              Nine Months      Six Months     Three Months
                                                 Ended           Ended            Ended
                                             September 27,   September 28,      March 27,
                                                  1997            1996            1996
                                             -------------   -------------   --------------
Cash Flows from Operating Activities:
Net (Loss).................................    $ (111,014)     $  (47,008)     $   (2,050)
Noncash Items Included in Net (Loss):
  Depreciation, amortization and cost of
    timber harvested.......................       100,219          73,528          24,438
  Deferred income taxes....................         4,206          (3,101)         (3,574)
  Pension, postemployment and
    postretirement expense, net of benefits
    paid...................................         3,723           1,113           1,861
  Equity in net earnings of affiliates, net
    of dividends...........................       (10,978)         (8,284)         (4,927)
  Extraordinary loss on early
    extinguishment of debt, net............         2,463          --              --
  Amortization of deferred debt issuance
    costs..................................         9,111           8,045             619
  Other, net...............................           589          --              (2,350)
(Increase) Decrease in Current Assets, net
  of effects from the Merger:
  Receivables..............................         9,984         (16,660)         14,737
  Inventories..............................         9,769          (6,820)        (14,659)
  Prepaid expenses.........................        (2,095)          3,262           8,298
Increase (Decrease) in Current Liabilities,
  net of effects from the Merger:
  Accounts payable.........................        (1,977)        (13,518)         18,182
  Compensation and employee benefits.......         3,909          (4,084)        (10,248)
  Income taxes payable.....................         1,226          (4,426)         (3,343)
  Other accrued liabilities................        17,292          17,811          12,360
Decrease in Other Noncurrent Liabilities...        (7,635)         (4,063)         (2,569)
                                             --------------  --------------  --------------
Net Cash Provided by (Used in) Operating
  Activities...............................        28,792          (4,205)         36,775
                                             --------------  --------------  --------------
Cash Flows from Investing Activities:
Acquisition of RIC, net of cash acquired...        --          (1,365,202)         --
Payment of Merger Related Costs............       (34,410)         --              --
Purchases of Property, Plant and
  Equipment................................      (126,893)        (74,369)        (44,074)
Acquisition of Equipment Previously Leased
  Under Operating Leases...................        --             (46,742)         --
Proceeds from Marketable Securities Held to
  Maturity.................................        --                 167             439
Proceeds from Sale of Assets...............         7,478           3,214             623
Proceeds from Tax Matters Settlement.......        16,800          --              --
Increase in Other Assets...................        (9,304)        (12,260)         (8,004)
                                             --------------  --------------  --------------
Net Cash Used in Investing Activities......      (146,329)     (1,495,192)        (51,016)
                                             --------------  --------------  --------------
Cash Flows from Financing Activities:
Issuance of Debt...........................       250,000       1,848,215          12,669
Increase in Debt Issuance Costs............        (7,746)        (92,820)         --
Net (Decrease) Increase in Notes Payable...       (18,718)        146,909          (3,000)
Proceeds from Issuance of Common Stock.....        --             761,143             838
Payments on Debt...........................      (108,227)        (30,244)         (2,833)
Predecessor Debt Paid at Merger............        --          (1,118,461)         --
Repurchases of Redeemable Common Stock.....          (510)         --              --
Dividends..................................        --              --              (2,630)
                                             --------------  --------------  --------------
Net Cash Provided by Financing
  Activities...............................       114,799       1,514,742           5,044
                                             --------------  --------------  --------------
Effect of Exchange Rate Changes on Cash....        (2,066)          1,161            (638)
                                             --------------  --------------  --------------
Net (Decrease) Increase in Cash and
  Equivalents..............................        (4,804)         16,506          (9,835)
Cash and Equivalents at Beginning of
  Period...................................        17,357               1          35,870
                                             --------------  --------------  --------------
Cash and Equivalents at End of Period......    $   12,553      $   16,507      $   26,035
                                             --------------  --------------  --------------
                                             --------------  --------------  --------------

           See Notes to Condensed Consolidated Financial Statements.

                           RIVERWOOD HOLDING, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

    Holding and its wholly owned subsidiaries RIC Holding and the corporation formerly named CDRO Acquisition Corporation ("Acquisition Corp.") were incorporated in 1995 to acquire the stock of RIC.

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

    The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. The Condensed Consolidated Balance Sheet as of December 31, 1996 was derived from audited financial statements. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997.

    In connection with the Merger, the purchase method of accounting was used to establish and record a new cost basis for the assets acquired and liabilities assumed. The difference between the purchase price and the fair market values of the assets acquired and liabilities assumed was recorded as goodwill.

    The condensed consolidated financial statements presented herein for the three months ended March 27, 1996, represent the Predecessor's results of operations and cash flows prior to the Merger and, consequently, are stated on the Predecessor's historical cost basis. The condensed consolidated financial statements as of September 27, 1997, and for the three and nine months then ended and for the three and six months ended September 28, 1996, reflect the adjustments which were made to record the Merger and represent the Company's new cost basis. On October 18, 1996, the Company sold substantially all of the assets of the U.S. Timberlands/Wood Products business segment (see Note 8). The operating results for the U.S. Timberlands/Wood Products business segment were classified as discontinued operations for periods beginning March 28, 1996 and ending October 18, 1996 (the date of the sale). The operating results for the U.S. Timberlands/Wood Products business segment have not been reclassified as discontinued operations in the Predecessor's Condensed Consolidated Statement of Operations or Condensed Consolidated Statement of Cash Flows for the three months ended March 27, 1996. Accordingly, the financial statements of the Predecessor for periods prior to March 28, 1996 are not comparable in all material respects with the financial statements subsequent to the Merger date. The most significant differences relate to amounts recorded for inventory, property, plant and equipment, intangibles and debt which resulted in increased cost of sales, amortization, depreciation and interest expense in the three and nine months ended September 28, 1997, and for the three and six months ended September 28, 1996, and will continue to do so in future periods.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    For a summary of the Company's significant accounting policies, please refer to the Company's report on Form 10-K filed with the Securities and Exchange Commission for the nine-month period ended December 31, 1996. For a summary of RIC's significant accounting policies, please refer to the financial statements incorporated by reference in RIC's annual report filed with the Securities and Exchange Commission under Form 10-K for the year ended December 31, 1995.

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

NOTE 3--INVENTORIES

    The major classes of inventories were as follows:

                                                                             September 27, 1997  December 31, 1996
                                                                             ------------------  -----------------
                                                                                    (In thousands of dollars)
Finished goods.............................................................     $     86,874             89,412
Work-in-process............................................................           14,390             12,496
Raw materials..............................................................           64,827             71,075
Supplies...................................................................           34,180             38,982
                                                                                    --------           --------
      Total................................................................     $    200,271        $   211,965
                                                                                    --------           --------
                                                                                    --------           --------

    In the fourth quarter of 1996, the Company adopted the Last-in, First-out ("LIFO") method of determining the cost of principally all of its inventories effective March 28, 1996. Prior to the fourth quarter of 1996, the Company determined the cost of principally all of its inventories using the First-in, First-out ("FIFO") method. Accordingly, the three and six months ended September 28, 1996 have been restated to reflect the adoption of the LIFO method effective March 28, 1996 as follows:

                                                                                             (Loss)
                                                                                             Income
                                                                                              From         Net
                                                                               Net Sales   Operations     (Loss)
                                                                               ----------  -----------  ----------
                                                                                     (In thousands of dollars)
Three months ended September 28, 1996 as originally reported.................  $  291,645   $   3,460   $  (26,167)
Three months ended September 28, 1996 LIFO adjustment........................      --            (416)         413
                                                                               ----------  -----------  ----------
Three months ended September 28, 1996 as restated............................  $  291,645   $   3,044   $  (25,754)
                                                                               ----------  -----------  ----------
                                                                               ----------  -----------  ----------

Six months ended September 28,1996 as originally reported....................  $  585,529   $ (16,831)  $  (77,427)
Six months ended September 28, 1996 LIFO adjustment..........................      --          25,987       30,419
                                                                               ----------  -----------  ----------
Six months ended September 28, 1996 as restated..............................  $  585,529   $   9,156   $  (47,008)
                                                                               ----------  -----------  ----------
                                                                               ----------  -----------  ----------

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

    The following represents the summarized income statement information for Igaras, of which the Company recognizes 50 percent in its results of operations:

                                                                Company                             Predecessor
                                       ----------------------------------------------------------  -------------
                                       Three Months   Three Months    Nine Months    Six Months    Three Months
                                           Ended          Ended          Ended          Ended          Ended
                                       September 27,  September 28,  September 27,  September 28,    March 27,
                                           1997           1996           1997           1996           1996
                                       -------------  -------------  -------------  -------------  -------------
                                                                 (In thousands of dollars)

Net Sales............................    $  60,579      $  58,458     $   175,667    $   115,206     $  59,573
Cost of Sales........................       42,062         38,675         122,427         76,613        39,127
                                       -------------  -------------  -------------  -------------  -------------
Gross Profit.........................    $  18,517      $  19,783          53,240    $    38,593     $  20,446
                                       -------------  -------------  -------------  -------------  -------------
                                       -------------  -------------  -------------  -------------  -------------
Income from Operations...............    $  12,589      $  14,885          35,334    $    27,935     $  14,275
                                       -------------  -------------  -------------  -------------  -------------
                                       -------------  -------------  -------------  -------------  -------------
Net Income...........................    $   9,765      $  11,309     $    25,847    $    20,066     $  10,249
                                       -------------  -------------  -------------  -------------  -------------
                                       -------------  -------------  -------------  -------------  -------------

    During the third, second, and first quarters of 1997 and the third and second quarters of 1996, the Company received dividends from Igaras of $1.0 million, $0.9 million, nil, $0.7 million and $1.0 million, respectively, net of taxes of $0.2 million, $0.2 million, nil, nil and nil, respectively. During the first quarter of 1996, the Predecessor did not receive a dividend from Igaras. The Company received net dividends from its affiliates, other than Igaras, that are accounted for using the equity method totaling $0.8 million and $0.4 million in the first quarter of 1997 and second quarter of 1996, respectively.

NOTE 5--CONTINGENCIES AND COMMITMENTS

    The Company is committed to compliance with all applicable laws and regulations throughout the world. Environmental law is, however, dynamic rather than static. As a result, costs, which are unforeseeable at this time, may be incurred when new laws are enacted, and when environmental agencies promulgate or revise rules and regulations.

    In late 1993, the U.S. Environmental Protection Agency (the "EPA") proposed regulations (generally referred to as the "cluster rules") that would mandate more stringent controls on air and water discharges from the United States pulp and paper mills. In 1996, the EPA released additional information regarding the proposed cluster rules. Based on this information, the Company expects that the cluster rules may be finally promulgated in 1997 and estimates the capital spending that may be required to comply with the cluster rules could reach $55 million to be spent at its two U.S. paper mills over an eight-year period beginning in 1997. The Company anticipates that the majority of this spending for compliance with the cluster rules will occur later in the eight-year period. The Company had no capital spending during the first nine months of 1997 related to compliance with the cluster rules.

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

    On December 6, 1995, Forrest Kelly Clay, a former shareholder of the Predecessor, commenced a purported class action lawsuit in the United States District Court for the Northern District of Georgia, against the Company and certain officers of the Company (the "Individual Defendants," and together with the Company, the "Defendants"). In his complaint, Clay alleges that the Defendants violated the federal securities laws by disseminating misleading statements and by omissions concerning the strategic alternatives that the Predecessor was considering, including its potential sale to a third-party investor. The complaint also alleged that the Individual Defendants, through their exercise of stock appreciation rights ("SARs"), violated the federal securities laws by trading in the Predecessor's securities while in possession of material, non-public information. The complaint generally seeks damages in an unspecified amount, as well as other relief. On June 2, 1997, the court granted Defendants' Motion for Summary Judgment and dismissed the action in its entirety. The court based its ruling on the fact that (i) none of the statements attributable to the Company concerning its review of strategic alternatives was false and (ii) there is no causal relationship between plaintiff's purchase of Riverwood common stock and the Individual Defendants' exercise of SARs. Plaintiff filed his Notice of Appeal to the United States Court of Appeals for the Eleventh Circuit on June 5, 1997. A briefing schedule has been set and all of the briefs are expected to be before the Court as of mid-December. At that juncture, the Court will determine whether oral argument is necessary.

NOTE 6--OTHER COSTS

    Other Costs incurred by the Predecessor in 1996 included expenses associated with stock-based compensation plans, expenses related to RIC's review of strategic alternatives and provision for environmental reserves.

NOTE 7--INCOME TAXES

    During the first nine months of 1997, the Company recognized an income tax expense of $4.3 million on a (Loss) from Continuing Operations before Income Taxes and Equity in Net Earnings of Affiliates of $117.9 million. During the six months ended September 28, 1996, the Company recognized an income tax benefit of $1.4 million on a (Loss) from Continuing Operations before Income Taxes and Equity in Net Earnings of Affiliates of $91.5 million. The 1997 expense and 1996 benefit differed from the statutory federal income tax rate because of valuation allowances established on net operating loss carryforward tax assets in the U.S. and certain international locations where the realization of benefits is uncertain.

    In the first quarter of 1996, the Predecessor recognized an income tax benefit of $3.4 million on a (Loss) from Continuing Operations before Income Taxes and Equity in Net Earnings of Affiliates of $10.4 million.

    In connection with the Merger, the former majority owner of the Company agreed to bear the cost of a Section 338(h)(10) election for federal tax purposes and for purposes of state taxes for which the former majority owner and the Company filed returns on a combined basis. The Company agreed to bear the cost of this election for the purposes of other state taxes ("stand-alone taxes") including Louisiana income tax. During 1997, the Company has paid $33.1 million in estimated stand-alone taxes relating to the election, including $27.5 million in Louisiana income tax. The Company's calculation of its Louisiana tax was based on state law in effect at the time of the Merger, including a 1993 amendment. In May 1997, the Louisiana Supreme Court declared the 1993 amendment to be void under the Louisiana Constitution, retroactive to 1993. It is possible that the voiding of the 1993 amendment could result in the Company being required to pay significant additional Louisiana income tax relating to the election (plus potential penalties and statutory interest on the additional taxes). The Company's Louisiana tax return for the period that includes the Merger is due November 17, 1997. After consultation with Louisiana tax counsel, the Company intends to file its Louisiana income tax return for the period ended March 27, 1996 (which is due November 17, 1997) in reliance on the Louisiana tax law in effect at the time of the Merger, without the payment of any additional tax due to the voiding of the 1993 amendment. There can be no assurance, however, that the Company would ultimately prevail on this issue if Louisiana were to challenge such filing position. If the Company were not to prevail in such a challenge, significant additional Louisiana income tax relating to the election could be payable. Management estimates that the maximum amount of such additional tax is approximately $47 million (plus potential penalties and statutory interest on any additional tax). Management believes that the additional tax ultimately paid (if any) would be substantially less than the estimated maximum amount, although no assurance can be given in this regard. The Company and its advisors are continuing to study this situation. Since the law is unclear and the amounts involved could be significant, it may be several years before this matter is resolved.

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

    In connection with and following the Merger, the Company decided in 1996 to exit certain businesses and operating activities, including the sale or closure of the Company's last dedicated folding carton converting plant in the United States, located in Kankakee, Illinois, packaging machinery manufacturing plants in Marietta, Georgia and Koln, Germany, a beverage multiple packaging converting plant in Bakersfield, California and the trucking transportation operations in West Monroe, Louisiana, as well as the consolidation and realignment of certain other operations in the United States, Australia and Europe. The cost of exiting these businesses and operating activities was approximately $40.9 million which was accrued during 1996 as a purchase accounting adjustment. These costs related principally to the severance of approximately 750 employees, relocation and other plant closure costs. At September 27, 1997, $18.0 million of this total was unspent and accrued in Other accrued liabilities on the Condensed Consolidated Balance Sheets. During the first nine months of 1997, $14.6 million was paid out and charged against the accrual and related primarily to severance costs.

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

                                                                 Three Months
                                                                    Ended
                                                                March 27, 1996
                                                               ----------------
                                                               (in thousands of
                                                                    dollars)

Net Sales..............................................          $   258,706
Net Loss...............................................          $   (31,696)

NOTE 10--LONG-TERM DEBT

    On July 28, 1997, the Company completed an offering of $250 million principal amount of Senior Notes due 2007, bearing interest at 10 5/8 percent (the "1997 Notes"). The net proceeds of this offering were applied to prepay certain revolving credit borrowings under the Company's senior secured credit agreement (without any commitment reduction), and to refinance certain Tranche A term loans and other borrowings thereunder. A registration statement under the Securities Act of 1933, as amended, registering senior notes of the Company identical in all material respects to the 1997 Notes (the "New Notes") offered in exchange for the 1997 Notes became effective October 1, 1997. On November 3, 1997, the Company completed its exchange offer of the 1997 Notes for the New Notes. During the third quarter of 1997, the Company recorded a non-cash, extraordinary charge to earnings of approximately $2.5 million, net of tax of $0, related to the write-off of the applicable portion of deferred debt issuance costs on the Tranche A term loans.

    In connection with this refinancing, the Company's senior secured lenders have modified certain financial covenants to reflect, among other things, the Company's recent financial results. After giving effect to such refinancing, outstanding revolving borrowings under the senior secured agreement at September 27, 1997 were approximately $95 million and scheduled principal payments on the term loans thereunder are approximately $3 million, $4 million, $4 million, $120 million, $173 million, $184 million, and $156 million for 1998 through 2004, respectively. The covenant modifications include reductions in permitted capital expenditures, the elimination of the minimum consolidated net worth requirement, and reductions in minimum EBITDA (as defined) and interest coverage ratio requirements. The amended covenants also specify permitted capital expenditures (subject to certain carryover allowances and other adjustments) of no more than $175 million, $140 million, $140 million, and $135 million for 1997 through 2000, respectively, and $130 million per year thereafter. The amended covenants specify, among other changes, the following amended minimum EBITDA and interest coverage ratio requirements for each four quarter period ending during the following test periods:

                                                         Interest Coverage
Period                                     EBITDA              Ratio
------------------------------------   --------------   ------------------

December 31, 1996-December 30, 1997     $130 million        0.80 to 1.00
December 31, 1997-December 30, 1998     $140 million        0.85 to 1.00
December 31, 1998-December 30, 1999     $200 million        1.00 to 1.00
December 31, 1999-December 30, 2000     $265 million        1.25 to 1.00
December 31, 2000-December 30, 2001     $325 million        1.50 to 1.00
December 31, 2001-December 30, 2002     $350 million        1.75 to 1.00
December 31, 2002-December 30, 2003     $375 million        2.00 to 1.00
Thereafter                              $400 million        2.25 to 1.00


NOTE 11--REDEEMABLE COMMON STOCK

    During the third quarter of 1997, the Company repurchased 6,000 shares of Redeemable Common Stock for $85 per share.

INDEPENDENT ACCOUNTANTS' REPORT

To the Shareholders and Directors
of Riverwood Holding, Inc.

    We have reviewed the accompanying condensed consolidated balance sheet of Riverwood Holding, Inc. and its subsidiaries as of September 27, 1997, and the related condensed consolidated statements of operations for the three and nine month periods ended September 27, 1997 and the three and six months ended September 28, 1996 and condensed consolidated statements of cash flows for the nine months ended September 27, 1997 and the six months ended September 28, 1996. These financial statements are the responsibility of the Company's management. We were furnished with the report of other accountants dated November 3, 1997, on their review of the interim financial information of Igaras Papeis e Embalagens S.A. (Igaras) for the three and nine months ended September 30, 1997, the Company's investment in which is accounted for by use of the equity method. The Company's equity of $131,533,000 in Igaras' net assets at September 27, 1997, and of $4,875,000 and $12,683,000 in Igaras' net income for the three and nine month periods ended September 27, 1997, respectively, are included in the accompanying financial statements.

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

Atlanta, Georgia
November 3, 1997

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

The Merger and Purchased Asset Costs

    On March 27, 1996, Holding, through its wholly owned subsidiaries, acquired all of the outstanding shares of common stock of RIC. On such date, Acquisition Corp., Holding's acquisition subsidiary, was merged into RIC in the Merger. RIC, as the surviving corporation of the Merger, became a wholly owned subsidiary of RIC Holding. On March 28, 1996, RIC transferred substantially all of its properties and assets to Riverwood, other than the capital stock of Riverwood, and RIC was merged in the Subsequent Merger into RIC Holding. Upon consummation of the Subsequent Merger, RIC Holding, as the surviving corporation in the Subsequent Merger, became the direct parent company of Riverwood.

    The Merger was accounted for as a purchase in accordance with APB Opinion No. 16, "Business Combinations" ("APB 16"). Purchase accounting results in increased cost of sales, amortization and depreciation. Additionally, the post-Merger capital structure has resulted and will continue to result in higher reported interest expense. The condensed consolidated financial statements for the three months ended March 27, 1996 have been prepared on the historical cost basis using accounting principles that had been adopted by the Predecessor. As a result of the Merger, purchase accounting and the effect of the disposition of substantially all of the U.S. Timberlands/Wood Products business segment, operating results subsequent to the Merger are not comparable in all material respects to the operating results prior to the Merger.

    Certain expenses and costs are excluded from the Company's Net (Loss) in determining EBITDA (as defined below), including amortization, depreciation or expenses associated with the write-up of inventory, fixed assets and intangible assets in accordance with APB 16 and APB Opinion No. 17, "Intangible Assets", collectively referred to as the "Purchased Asset Costs."

    During the three months ended September 27, 1997, the Company's Income from Operations included Purchased Asset Costs as follows:

                                                                           Coated Board    Containerboard      Total
                                                                           -------------  -----------------  ---------
                                                                                    (In thousands of dollars)
Cost of sales (excluding depreciation expense)...........................    $     717        $      --      $     717
Depreciation expense.....................................................        4,827              911          5,738
Amortization of intangible assets........................................        1,180               --          1,180
                                                                                ------            -----      ---------
Net Impact on Income from Operations.....................................    $   6,724        $     911      $   7,635
                                                                                ------            -----      ---------
                                                                                ------            -----      ---------

    During the three months ended September 28, 1996, the Company's Income from Operations included Purchased Asset Costs as follows:

                                                               Coated Board    Containerboard      Corporate      Total
                                                               -------------  -----------------  -------------  ---------
                                                                              (In thousands of dollars)
Cost of sales (excluding depreciation expense)...............    $     197        $      --        $      --    $     197
Depreciation expense.........................................        5,731              743               43        6,517
Amortization of intangible assets............................        1,093              (43)              44        1,094
                                                                 ---------        ---------        ---------    ---------
Net Impact on Income from Operations.........................    $   7,021        $     700        $      87    $   7,808
                                                                 ---------        ---------        ---------    ---------
                                                                 ---------        ---------        ---------    ---------

    During the nine months ended September 27, 1997, the Company's Income from Operations included Purchased Asset Costs as follows:

                                                                          Coated board   Containerboard     Total
                                                                          -------------  ---------------  ---------
                                                                                  (In thousands of dollars)
Cost of sales (excluding depreciation expense)..........................   $     1,229      $      --     $   1,229
Depreciation expense....................................................        14,483          2,733        17,216
Amortization of intangible assets.......................................         3,098             --         3,098
                                                                           -----------      ---------     ---------
Net Impact on Income from Operations....................................   $    18,810      $   2,733     $  21,543
                                                                           -----------      ---------     ---------
                                                                           -----------      ---------     ---------

    During the six months ended September 28, 1996, the Company's Income from Operations included Purchased Asset Costs as follows:

                                                              Coated Board   Containerboard     Corporate      Total
                                                              -------------  ---------------  -------------  ---------
                                                                            (In thousands of dollars)
Cost of sales (excluding depreciation expense)..............   $       396      $      --       $      --    $     396
Depreciation expense........................................        15,214          2,010             (21)      17,203
Amortization of intangible assets...........................         1,288            (93)             67        1,262
                                                               -----------      ---------       ---------    ---------
Net Impact on Income from Operations........................   $    16,898      $   1,917       $      46    $  18,861
                                                               -----------      ---------       ---------    ---------
                                                               -----------      ---------       ---------    ---------

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

                                                                Company                             Predecessor
                                       ----------------------------------------------------------  --------------
                                       Three Months   Three Months    Nine Months    Six Months     Three Months
                                           Ended          Ended          Ended          Ended          Ended
                                         Sept. 27,      Sept. 28,      Sept. 27,      Sept. 28,      March 27,
                                           1997           1996           1997           1996           1996
                                       -------------  -------------  -------------  -------------  --------------
                                                                 (In thousands of dollars)
Net Sales (Segment Data):
  Coated Board.......................   $   262,986    $   252,293    $   775,114    $   518,524     $  234,608
  Containerboard.....................        21,889         39,352         70,983         67,005         25,496
  U.S. Timberlands/Wood Products.....            --             --             --             --         37,336
  Intersegment Eliminations..........            --             --             --             --         (3,791)
                                       -------------  -------------  -------------  -------------  --------------
Net Sales............................   $   284,875    $   291,645    $   846,097    $   585,529     $  293,649
                                       -------------  -------------  -------------  -------------  --------------
                                       -------------  -------------  -------------  -------------  --------------
Income (Loss) from Operations
  (Segment Data):
  Coated Board.......................   $    17,996    $    20,563    $    53,082    $    40,331     $   24,638
  Containerboard.....................        (6,385)       (12,207)       (31,923)       (19,467)        (5,955)
  U.S. Timberlands/Wood Products.....            --             --             --             --         13,868
  Corporate and Eliminations.........        (4,096)        (5,312)       (15,137)       (11,708)       (16,901)
                                       -------------  -------------  -------------  -------------  --------------
Income from Operations...............   $     7,515    $     3,044    $     6,022    $     9,156     $   15,650
                                       -------------  -------------  -------------  -------------  --------------
                                       -------------  -------------  -------------  -------------  --------------
EBITDA (Segment Data):
  Coated Board.......................        49,188         46,574    $   141,519         99,020     $   47,174
  Containerboard.....................        (2,002)        (7,398)       (14,751)        (9,662)        (1,242)
  U.S. Timberlands/Wood Products.....       --              22,145        --              41,079         16,766
  Corporate and Eliminations.........        (1,823)        (4,018)        (8,672)        (8,295)        (6,565)
                                       -------------  -------------  -------------  -------------  --------------
EBITDA...............................   $    45,363    $    57,303    $   118,096    $   122,142     $   56,133
                                       -------------  -------------  -------------  -------------  --------------
                                       -------------  -------------  -------------  -------------  --------------

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

Business Trends and Initiatives

    The Company's cash flow from operations and EBITDA are influenced by sales volume and selling prices for its products and raw material costs, and are affected by a number of significant business, economic and competitive factors. Many of these factors are not within the Company's control. Historically, in the Coated Board business segment, the Company has experienced stable pricing for its integrated beverage carton products, and moderate cyclical pricing for its folding cartonboard, which is principally sold in the open market. The Company's folding cartonboard sales are affected by competition from competitors' CUK Board and other substrates - solid bleached sulfate (SBS), recycled clay coated news (CCN) and, internationally, WLC--as well as by general market conditions. In the Containerboard business segment, conditions in the cyclical worldwide commodity paperboard markets have a substantial impact on the Company's Containerboard sales. During the third quarter of 1997, the Company realized improvement in its containerboard selling prices consistent with industry trends. During the third quarter of 1997, the Company announced price increases of $40 per ton each for beverage carrierboard and folding cartonboard and $50 per ton each for corrugating medium, linerboard and kraft paper, in each case for shipments beginning October 1, 1997. The Company expects to begin realizing a portion of these price increases beginning in 1998, though no assurance can be given that such price increases will be accepted by the customers.

    The Company is pursuing a number of long-term initiatives designed to improve productivity and profitability while continuing to implement its Coated Board business strategy. In June 1997, the Company completed the upgrade of the second Macon Mill paperboard machine to begin CUK Board production. During the third quarter of 1997, the Company produced approximately 26,000 tons of CUK Board on the second Macon Mill paperboard machine and, in addition to the approximately 90,000 tons of linerboard produced on this paper machine during the first half of 1997, expects to produce approximately 80,000 tons of both linerboard and CUK Board on this paper machine during the last half of 1997, with no downtime expected. The Company expects that the second Macon Mill paperboard machine will be able to produce approximately 275,000 tons of CUK Board in 18 to 24 months following the June 1997 start-up. In addition, the Company has taken actions to increase open market folding cartonboard sales volume above 1996 levels, has undertaken a profit center reorganization of its operations, implemented a number of cost savings measures and effected several management changes and, as part of its ongoing reevaluation of current operations and assets, has reduced planned capital expenditures and begun a Company-wide inventory reduction initiative. Inventory increased by approximately $14 million in the third quarter of 1997 as compared to the second quarter of 1997 principally due to seasonal increases in beverage carrierboard and to logistics issues related to export shipments that have since been corrected. The Company continues to evaluate its current operations and assets with a view to rationalizing its operations and improving profitability, in particular with respect to its international converting assets and strategy.

    The Company continues to shift its mix of packaging machinery placements from the U.S. to international locations. Packaging machinery placements for the first nine months of 1997 were approximately equal to the number of packaging machines placed during the year ended December 31, 1996.

Outlook

    The Company expects that its 1997 full year EBITDA will exceed its 1996 EBITDA (excluding the results of the former U.S. Timberlands/Wood Products business segment), although no assurance can be given in this regard. The achievement of this expectation is dependent upon (among other things) a number of profit improvement initiatives, including improving U.S. mill throughput as the successful start-up of the second Macon Mill paper machine continues, significantly increasing open market folding cartonboard sales volumes above 1996 levels, selling price improvements for containerboard products, improvements in international converting operations and continued cost savings from actions taken to date. The Company anticipates that the cost savings from actions taken to date will reduce expenditures by approximately $30 million on an annualized basis, over half of which is expected to be realized during 1997. Management expects to identify an additional $10 million of annualized cost savings to be acted upon in 1998 (see "--Business Trends and Initiatives"). The Company expects that it will achieve continued sales volume increases in its international beverage and U.S. soft drink carton markets in 1998 while its U.S. beer carton volume will remain relatively flat, consistent with U.S. brewers trading market share, though no assurance can be given that this volume growth will be achieved.

RESULTS OF OPERATIONS

    The following is a discussion of the Company's results of operations on a pro forma basis. The discussion is based upon (a) the three-month period ended September 27, 1997, exclusive of the net effect of Purchased Asset Costs made in that period, in comparison to the three-month period ended September 28, 1996, also exclusive of the net effect of Purchased Asset Costs made in that period and (b) the nine-month period ended September 27, 1997, exclusive of the net effect of Purchased Asset Costs made in that period, in comparison to the six-month period ended September 28, 1996, exclusive of the net effect of Purchased Asset Costs made in that period, plus the three-month period ended March 27, 1996, exclusive of Other Costs and the U.S. Timberlands/Wood Products business segment results of operations (the "first nine months of 1996" or "nine months ended September 28, 1996"), as follows:

                                                       Pro Forma Three Months Ended            Pro Forma Nine Months Ended
                                                   -------------------------------------  -------------------------------------
                                                                % Increase                             % Increase
                                                                (Decrease)                             (Decrease)
                                                   Sept. 27,    From Prior     Sept. 28,   Sept. 27,    From Prior    Sept. 28,
                                                      1997        Period         1996        1997        Period         1996
                                                   ----------  -------------  ----------  ----------  -------------  ----------
                                                                          (In thousands of dollars)
Net Sales (Segment Data):
  Coated Board...................................  $  262,986          4.2    $  252,293  $  775,114          2.9    $  753,133
  Containerboard.................................      21,889        (44.4)       39,352      70,983        (23.3)       92,501
                                                   ----------        -----    ----------  ----------        -----    ----------
Net Sales........................................     284,875         (2.3)      291,645     846,097          0.1       845,634
Cost of Sales....................................     238,155         (3.4)      246,578     721,100          2.8       701,575
                                                   ----------        -----    ----------  ----------        -----    ----------
Gross Profit.....................................      46,720          3.7        45,067     124,997        (13.2)      144,059
Selling, General and Administrative..............      29,153         (8.7)       31,928      90,417         (4.0)       94,159
Research, Development and Engineering............       1,061        (57.7)        2,506       3,590        (42.7)        6,269
Other Expense, net...............................         354        (37.7)          568       3,425         (5.5)        3,624
                                                   ----------        -----    ----------  ----------        -----    ----------
Income from Operations...........................  $   16,152         60.5    $   10,065  $   27,565        (31.1)   $   40,007
                                                   ----------        -----    ----------  ----------        -----    ----------
                                                   ----------        -----    ----------  ----------        -----    ----------
Income (Loss) from Operations (Segment Data):
  Coated Board...................................  $   25,721         (8.2)   $   28,027  $   71,892        (14.1)   $   83,651
  Containerboard.................................      (5,474)        57.0       (12,739)    (29,190)       (18.6)      (24,616)
  Corporate......................................      (4,095)        21.6        (5,223)    (15,137)        20.4       (19,028)
                                                   ----------        -----    ----------  ----------        -----    ----------
Income from Operations...........................  $   16,152         60.5    $   10,065  $   27,565        (31.1)   $   40,007
                                                   ----------        -----    ----------  ----------        -----    ----------
                                                   ----------        -----    ----------  ----------        -----    ----------

THIRD QUARTER 1997 COMPARED WITH THIRD QUARTER 1996

Paperboard Shipments

    The following represents shipments of coated board and containerboard to outside customers. Shipments of coated board represent sales to customers of beverage carrierboard, folding cartonboard, and WLC (other than from the Swedish Mill). Shipments from the Swedish Mill represent sales to customers of WLC produced at this mill. Shipments of containerboard represent sales to customers of linerboard, corrugating medium, and kraft paper. Total shipments for the third quarters of 1997 and 1996 were as follows:

                                                       Three Months Ended
                                                       ------------------
                                                      Sept. 27,  Sept. 28,
                                                        1997       1996
                                                      ---------  ---------
                                                     (In thousands of tons)

Coated Board....................................        237.4      214.2
Swedish Mill....................................         32.6       30.0
Containerboard..................................         87.7      153.1
                                                       -------    -------
                                                        357.7      397.3
                                                       -------    -------
                                                       -------    -------

Net Sales

    Principally as a result of the factors described below, the Company's Net Sales in the third quarter of 1997 decreased by $6.8 million, or 2.3 percent, compared with the third quarter of 1996. Net Sales in the Coated Board business segment increased $10.7 million, or 4.2 percent, in the third quarter of 1997 to $263.0 million from $252.3 million in the third quarter of 1996, due primarily to increased sales volume in international and U.S. beverage markets and U.S. folding cartonboard markets combined with improved selling prices and product mix in U.S. beverage markets. These improvements were offset somewhat by lower selling prices in U.S. folding cartonboard markets and lower selling prices and sales volume in international folding cartonboard markets. Net Sales in the Containerboard business segment decreased $17.5 million, or 44.4 percent, to $21.9 million in the third quarter of 1997 from $39.4 million in the third quarter of 1996, due principally to a significant decrease in containerboard volumes as a result of the significant decline in containerboard markets worldwide that began in the latter part of 1995 and continued into the second quarter of 1997. Although below 1996 levels, the Company's containerboard selling prices for the third quarter of 1997 have improved over the second quarter of 1997.

Gross Profit

    Primarily as a result of the factors discussed below, the Company's Gross Profit for the third quarter of 1997 increased $1.6 million, or 3.7 percent, to $46.7 million from $45.1 million in the third quarter of 1996. The Company's gross profit margin increased to 16.4 percent for the third quarter of 1997 from 15.5 percent in the third quarter of 1996. In the Containerboard business segment, Gross Profit increased $6.0 million to a loss of $4.4 million in the third quarter of 1997 as compared to a loss of $10.4 million in the third quarter of 1996, due principally to significantly lower sales volume of containerboard (which was being sold at below related production costs) and lower production costs, offset somewhat by lower selling prices. Gross profit in the Coated Board business segment decreased by $4.2 million, or 7.5 percent, to $51.7 million in the third quarter of 1997 as compared to $55.9 million in the third quarter of 1996, while that segment's gross profit margin decreased to 19.6 percent in the third quarter of 1997 from 22.2 percent in the third quarter of 1996. These decreases resulted principally from lower worldwide folding cartonboard selling prices.

Selling, General and Administrative

    Selling, General and Administrative expenses decreased $2.8 million, or 8.7 percent, to $29.1 million in the third quarter of 1997 as compared to $31.9 million in the third quarter of 1996. As a percentage of Net Sales, Selling, General and Administrative expenses decreased to 10.2 percent in the third quarter of 1997 from 10.9 percent in the same period of 1996. These decreases were due principally to Company cost reduction initiatives which began in early 1997, offset somewhat by higher costs relating to the implementation of a new computerized information system (see "--Liquidity and Capital Resources--Upgrade of Information Systems and Year 2000 Compliance").

Research, Development and Engineering

    Research, Development and Engineering expenses decreased by $1.4 million to $1.1 million, due principally to reduced research and development activities on packaging machinery resulting from the closure of the packaging machinery facilities in Marietta, Georgia and Koln, Germany in April and June 1997, respectively.

Other Expenses, net

    Other Expenses, net, decreased by approximately $0.2 million to $0.4 million.

Income from Operations

    Primarily as a result of the factors described above, the Company's Income from Operations in the third quarter of 1997 increased by $6.1 million, or 60.5 percent, to $16.2 million from $10.1 million in the third quarter of 1996, while operating margin as a percent of Net Sales increased to 5.7 percent from 3.5 percent. (Loss) from Operations in the Containerboard business segment decreased $7.2 million to a loss of $5.5 million in the third quarter of 1997 from a
(Loss) from Operations of $12.7 million in the third quarter of 1996, primarily as a result of the factors described above. Income from Operations in the Coated Board business segment decreased $2.3 million, or 8.2 percent, to $25.7 million in the third quarter of 1997 from $28.0 million in the third quarter of 1996, while operating margin as a percent of Net Sales decreased to 9.8 percent from
11.1 percent for the same periods, primarily as a result of the factors described above.

FIRST NINE MONTHS OF 1997 COMPARED WITH FIRST NINE MONTHS OF 1996

Paperboard Shipments

    The following represents shipments of coated board and containerboard to outside customers. Shipments of coated board represent sales to customers of beverage carrierboard, folding cartonboard, and WLC (other than from the Swedish Mill). Shipments from the Swedish Mill represent sales to customers of WLC produced at this mill. Shipments of containerboard represent sales to customers of linerboard, corrugating medium, and kraft paper. Total shipments for the first nine months of 1997 and 1996 were as follows:

                                                           Nine Months Ended
                                                           -----------------
                                                          Sept. 27,  Sept. 28,
                                                            1997       1996
                                                          ---------  ---------
                                                         (In thousands of tons)

Coated Board........................................        700.3        635.0
Swedish Mill........................................        101.5         90.6
Containerboard......................................        293.0        330.4
                                                          -------      -------
                                                          1,094.8      1,056.0
                                                          -------      -------
                                                          -------      -------

Net Sales

    Principally as a result of the factors described below, the Company's Net Sales in the first nine months of 1997 increased by $0.5 million, or 0.1 percent, compared with the first nine months of 1996. Net Sales in the Coated Board business segment increased $22.0 million, or 2.9 percent, in the first nine months of 1997 to $775.1 million from $753.1 million in the first nine months of 1996, due primarily to increased sales volume in international and U.S. beverage markets and U.S. folding cartonboard markets combined with improved selling prices, lower distribution costs and product mix in U.S. beverage markets. These improvements were offset somewhat by lower selling prices in U.S. folding cartonboard markets and lower selling prices and sales volume in international folding cartonboard markets. Net Sales in the Containerboard business segment decreased $21.5 million, or 23.3 percent, to $71.0 million in the first nine months of 1997 from $92.5 million in the first nine months of 1996, due primarily to a decrease in containerboard selling prices and sales volume as a result of the significant decline in containerboard markets worldwide that began in the latter part of 1995 and has continued into the second quarter of 1997. Although below 1996 levels, the Company's containerboard selling prices for the third quarter of 1997 have improved over the second quarter of 1997.

Gross Profit

    Principally as a result of the factors discussed below, the Company's Gross Profit for the first nine months of 1997 decreased $19.1 million, or
13.2 percent, to $125.0 million from $144.1 million in the first nine months of 1996. The Company's gross profit margin decreased to 14.8 percent for the first nine months of 1997 from 17.0 percent in the first nine months of 1996. In the Containerboard business segment, Gross Profit decreased $6.1 million to a loss of $25.2 million in the first nine months of 1997 as compared to a loss of $19.1 million in the first nine months of 1996. This decrease was due principally to lower selling prices of containerboard. Gross profit in the Coated Board business segment decreased by $12.5 million, or 7.6 percent, to $151.9 million in the first nine months of 1997 as compared to $164.4 million in the first nine months of 1996, while that segment's gross profit margin decreased to 19.6 percent in the first nine months of 1997 from 21.8 percent in the first nine months of 1996. This decrease in the gross profit resulted principally from lower selling prices in worldwide folding cartonboard markets, offset somewhat by lower production costs at the Company's U.S. integrated beverage business.

Selling, General and Administrative

    Selling, General and Administrative expenses decreased $3.8 million, or 4.0 percent, to $90.4 million in the first nine months of 1997 as compared to $94.2 million in the first nine months of 1996 and as a percentage of Net Sales, Selling, General and Administrative expenses decreased to 10.7 percent in the first nine months of 1997 from 11.1 percent in the same period of 1996. This decrease was due principally to Company cost reduction initiatives which began in early 1997, offset somewhat by higher costs relating to the implementation of a new computerized information system (see "--Liquidity and Capital Resources--Upgrade of Information Systems and Year 2000 Compliance").

Research, Development and Engineering

    Research, Development and Engineering expenses decreased by $2.7 million to $3.6 million due principally to reduced research and development activities on packaging machinery resulting from the closure of the packaging machinery facilities in Marietta, Georgia and Koln, Germany in April and June 1997, respectively.

Other Expenses, net

    Other Expenses, net, decreased by approximately $0.2 million to $3.4 million.

Income from Operations

    Primarily as a result of the factors described above, the Company's Income from Operations in the first nine months of 1997 decreased by $12.4 million, or
31.1 percent, to $27.6 million from $40.0 million in the first nine months of 1996, while the operating margin as a percent of Net Sales decreased to 3.3 percent from 4.7 percent. (Loss) from Operations in the Containerboard business segment increased $4.6 million to a loss of $29.2 million in the first nine months of 1997 from a (Loss) from Operations of $24.6 million in the first nine months of 1996, primarily as a result of the factors described above. Income from Operations in the Coated Board business segment decreased $11.8 million, or
14.1 percent, to $71.9 million in the first nine months of 1997 from $83.7 million in the first nine months of 1996, while the operating margin as a percent of Net Sales decreased to 9.3 percent from 11.1 percent for the same periods, primarily as a result of the factors described above.

U.S. DOLLAR CURRENCY EXCHANGE RATES

    Fluctuations in U.S. dollar currency exchange rates did not have a significant impact on Net Sales, Gross Profit, operating expenses or Income from Operations of the Company during the third quarter or first nine months of 1997 as compared to the same periods of 1996.

INTEREST INCOME, INTEREST EXPENSE, INCOME TAXES AND EQUITY IN
  NET EARNINGS OF AFFILIATES

Interest Income

    Interest income increased $0.2 million to $0.6 million in the third quarter of 1997, compared to the third quarter of 1996, related mainly to monies received in the third quarter of 1997 relating to a tax settlement (see "--Liquidity and Capital Resources--Tax Matters Relating to the Merger"). Interest income decreased $0.1 million to $0.8 million in the first nine months of 1997 compared to the first nine months of 1996, primarily as a result of lower average balances of cash and equivalents in 1997 as compared to 1996.

Interest Expense

    Interest Expense decreased $7.6 million to $43.8 million in the third quarter of 1997 from $51.4 million in the third quarter of 1996. The decrease related principally to a reduction of debt level resulting from the repayment of term loans and a portion of the revolving credit facility from the net proceeds of the sale of substantially all of the assets of the U.S. Timberlands/Wood Products business segment in October 1996 (see Note 8 in Notes to Condensed Consolidated Financial Statements). Interest expense decreased $2.9 million to $124.7 million in the first nine months of 1997 from $127.6 million in the same period of 1996, primarily as a result of the reduction in debt related to the October 1996 repayment of term loans from a portion of the proceeds of the sale of substantially all of the assets of the U.S. Timberlands/Wood Products business segment, offset to some extent by the incremental indebtedness incurred in connection with the Merger in March 1996.

Income Tax Expense (Benefit)

    During the third quarter and first nine months of 1997, the Company recognized an income tax expense of $1.6 million and $4.3 million, respectively, on a (Loss) from Continuing Operations before Income Taxes and Equity in Net Earnings of Affiliates of $35.7 million and $117.9 million, respectively. During the three and six months ended September 28, 1996, the Company recognized an income tax expense (benefit) of $0.9 million and $(1.4) million on a (Loss) from Continuing Operations before Income Taxes and Equity in Net Earnings of Affiliates of $48.0 million and $91.5 million, respectively. These income tax amounts differed from the statutory federal income tax rate because of valuation allowances established on net operating loss carryforward tax assets in the U.S. and certain international locations where the realization of benefits is uncertain. Cash paid for income taxes during the first nine months of 1997 was $35.9 million relating principally to the Merger (see "--Liquidity and Capital Resources--Tax Matters Relating to the Merger").

In the first quarter of 1996, the Predecessor recognized an income tax benefit of $3.4 million on a (Loss) from Continuing Operations before Income Taxes and Equity in Net Earnings of Affiliates of $10.4 million.

Equity in Net Earnings of Affiliates

    Equity in Net Earnings of Affiliates is comprised primarily of the Company's equity in net earnings of Igaras, an integrated containerboard producer located in Brazil, which produces linerboard, corrugating medium, corrugated boxes and beverage cartons, and is accounted for using the equity method. Equity in Net Earnings of Affiliates decreased $0.5 million to $5.2 million in the third quarter of 1997 from $5.7 million in the third quarter of 1996, resulting primarily from lower interest income at Igaras during the quarter. Equity in Net Earnings of Affiliates decreased $1.5 million to $13.7 million in the first nine months of 1997 from $15.2 million in the first nine months of 1996, primarily as a result of the decline in containerboard markets worldwide and lower interest income at Igaras, offset somewhat by a decrease in Igaras' income taxes.

    During the third, second and first quarters of 1997 and the third and second quarters of 1996, the Company received dividends from Igaras of $1.0 million, $0.9 million, nil, $0.7 million and $1.0 million, respectively, net of taxes of $0.2 million, $0.2 million, nil, nil and nil, respectively. During the first quarter of 1996, the Predecessor did not receive a dividend from Igaras. The Company received net dividends from its affiliates, other than Igaras, that are accounted for using the equity method of accounting totaling $0.8 million and $0.4 million in the first quarter of 1997 and second quarter of 1996, respectively.

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

Cash Flows

    Cash and equivalents decreased by approximately $4.8 million in the first nine months of 1997 primarily as a result of $146.3 million of net cash used in investing activities, offset in part by $114.8 million and $28.8 million of net cash provided by financing and operating activities, respectively. Cash used in investing activities related principally to the purchases of property, plant and equipment (see "--Liquidity and Capital Resources--Capital Expenditures"). Cash provided by financing activities resulted primarily from net debt borrowings (see "--Liquidity and Capital Resources"). Cash provided by operating activities resulted principally from lower seasonal working capital requirements and as a result of the Company's ongoing program to reduce inventories (see "--Business Trends and Initiatives"), and a reduction in receivables of approximately $10.0 million. Depreciation and amortization during the first nine months of 1997 totaled approximately $100.2 million, and is expected to be approximately $135 million to $140 million for fiscal 1997.

    The Company's Coated Board business segment experiences seasonality principally due to the seasonality of the worldwide multiple packaging beverage segment. Historically, the Company's Coated Board business segment reports its strongest sales in the second and third quarters of the fiscal year driven by the seasonality of the Company's integrated beverage business.

Liquidity and Capital Resources

    The Company's liquidity needs arise primarily from debt service on the substantial indebtedness incurred in connection with the Merger and from the funding of its capital expenditures. In connection with the Merger, the Company entered into a credit agreement (as amended, the "Senior Secured Credit Agreement") that currently provides for senior secured credit facilities (the "Senior Secured Credit Facilities") consisting of a term loan facility (the "Term Loan Facility"), and a $400.0 million revolving credit facility (the "Revolving Facility"). In addition, Riverwood International Machinery, Inc., a wholly owned subsidiary of Riverwood, entered into a credit agreement (as amended, the "Machinery Credit Agreement," and together with the Senior Secured Credit Agreement, the "Credit Agreements") providing for a $140.0 million secured revolving credit facility (the "Machinery Facility," and together with the Senior Secured Credit Facilities, the "Facilities") for the purpose of financing or refinancing packaging machinery. In connection with the Merger, the Company also completed an offering of $250.0 million aggregate principal amount of 10 1/4% Senior Notes due 2006 (the "1996 Senior Notes") and $400.0 million aggregate principal amount of 10 7/8% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes" and together with the 1996 Senior Notes, the "1996 Notes"). On July 28, 1997, the Company completed an offering of $250 million aggregate principal amount of the 1997 Notes. The proceeds from this offering were applied to prepay certain borrowings under the Revolving Facility and to refinance certain Tranche A Term Loans and other borrowings under the Senior Secured Credit Agreement (see Note 10 to the Condensed Consolidated Financial Statements). See "--Debt Service." A registration statement under the Securities Act of 1933, as amended, registering senior notes of the Company identical in all material respects to the 1997 Notes (the "New Notes") offered in exchange for the 1997 Notes became effective October 1, 1997. On November 3, 1997, the Company completed its exchange offer of the 1997 Notes for the New Notes. As of September 27, 1997, the Company had outstanding approximately $1,703.7 million of long-term debt, consisting primarily of $650 million aggregate principal amount of the 1996 Notes, $250 million of the 1997 Notes, $644 million outstanding under the Term Loan Facility and additional amounts under the Revolving Facility, the Machinery Facility and other debt issues and facilities. During the first nine months of 1997, the Company had a net decrease in revolving credit facilities of approximately $18.7 million and repaid or refinanced approximately $108.2 million of debt.

Debt Service

    Principal and interest payments under the Term Loan Facility, the Revolving Facility and the Machinery Facility, together with interest payments on the 1997 Notes and 1996 Notes, represent significant liquidity requirements for the Company. The Company applied $105.0 million of the proceeds from the 1997 Notes in July 1997 to refinance a portion of the Tranche A Term Loans under the Term Loan Facility, $50 million of the proceeds of the 1997 Notes to refinance the Tranche D Loan under the Senior Secured Credit Agreement, and the remaining proceeds from the 1997 Notes to prepay outstanding revolving credit borrowings under the Revolving Facility. Scheduled term loan principal payments under the Term Loan Facility have been reduced to reflect this application of proceeds. Annual term loan amortization requirements under the Term Loan Facility, after giving effect to the refinancing of the Term Loan Facility from a portion of the proceeds of the 1997 Notes, will be approximately $3 million, $4 million, $4 million, $120 million, $173 million, $184 million and $156 million for each of the years 1998 through 2004, respectively. This application of proceeds did not involve any reduction in the current aggregate Revolving Facility commitment of $400 million. In the third quarter of 1997, the Company recorded a non-cash, extraordinary charge to earnings of approximately $2.5 million, net of tax, related to the write-off of the applicable portion of deferred debt issuance costs on the Tranche A Term Loans under the Term Loan Facility.

    The Revolving Facility will mature in March 2003 and the Machinery Facility will mature in March 2001, with all amounts then outstanding becoming due. The Company expects that its working capital and business needs will require it to continue to have access to these or similar revolving credit facilities after their respective maturity dates, and that the Company accordingly will have to extend, renew, replace or otherwise refinance such facilities at or prior to such dates. No assurance can be given that it will be able to do so. The loans under the Facilities bear interest at floating rates based upon the interest rate option elected by the Company. As of September 27, 1997, the Tranche A Term Loans, Tranche B Term Loans and Tranche C Term Loans under the Term Loan Facility bore interest at rates per annum equal to 8.13 percent, 8.63 percent and 9.13 percent, respectively. Borrowings under each of the Revolving Facility and the Machinery Facility bore interest as of September 27, 1997 at an average rate per annum of 8.16 percent. The 1996 Senior Notes, the 1997 Notes and the Senior Subordinated Notes bear interest at rates of 10 1/4 percent, 10 5/8 percent and 10 7/8 percent, respectively. Interest expense in 1997 is expected to be approximately $170 million to $175 million, including approximately $10 million of non-cash amortization of deferred debt issuance costs. During the first nine months of 1997, cash paid for interest was approximately $95.6 million. The Company's Australian revolving credit facility matures in September 1998, with all amounts then outstanding becoming due. The Company accordingly will have to extend, renew, replace or otherwise refinance such facility at or prior to such date. No assurance can be given that it will be able to do so. The total amount outstanding under such facility was $22.0 million at September 27, 1997.

    The Company uses interest rate swaps and cap agreements to fix or cap a portion of its variable rate Term Loan Facility to a fixed rate in order to reduce the impact of interest rate changes on future income. The difference to be paid or received under these agreements is recognized as an adjustment to interest expense related to that debt.

Covenant Restrictions

    The Credit Agreements impose restrictions on the Company's ability to make capital expenditures and both the Credit Agreements and the indentures governing the 1996 Notes and the 1997 Notes limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, to meet its capital spending program, to provide for unanticipated capital investments or to take advantage of business opportunities. The covenants contained in the Credit Agreements also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, repay the relevant 1996 Notes or the 1997 Notes, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with affiliates, and otherwise restrict corporate activities. The covenants contained in such indentures also impose restrictions on the operation of the Company's business. At September 27, 1997, the Company was in compliance with the financial covenants in the Credit Agreements.

    In connection with the offering of the 1997 Notes, certain financial and other covenants in the Credit Agreements were amended to reflect the Company's recent financial results and market and operating conditions, as well as the consummation of the 1997 Notes offering and the prepayment of the term loans and other borrowings. Covenant modifications included reductions in permitted capital expenditures, the elimination of the minimum consolidated net worth requirement, and reduction in minimum EBITDA and interest coverage ratio requirements. See Note 10 to the Condensed Consolidated Financial Statements.

Capital Expenditures

    Capital spending for the first nine months of 1997 was approximately $127 million. During the first nine months of 1997, the Company completed projects to modify the pulp mill at the Macon Mill and to convert the second paperboard machine at the Macon Mill to CUK Board production. The cost of the pulp mill modification, completed in February 1997, was approximately $32 million. The paper machine conversion is expected to cost approximately $85 million. Cumulative capital spending on this paper machine conversion project through September 27, 1997, was approximately $81 million. For the first nine months of 1997, capital spending on these two projects totaled approximately $68 million. Other capital spending during this period related primarily to increasing paper production efficiencies, increasing converting capacity, manufacturing packaging machinery and upgrading the Company's information systems. Total capital spending for fiscal 1997 is expected to be approximately $155 million, and is expected to relate principally to the pulp mill modification, the conversion of the second paper machine at the Macon Mill, the production of packaging machinery and the planned upgrading of the Company's information systems (which is expected to cost up to approximately $30 million through 1999).
See "--Upgrade of Information Systems and Year 2000 Compliance".

Financing Sources and Cash Flows

    In connection with and following the Merger, the Company decided in 1996 to exit certain businesses and operating activities, including the sale or closure of the Company's last dedicated folding carton converting plant in the United States, located in Kankakee, Illinois, packaging machinery manufacturing plants in Marietta, Georgia and Koln, Germany, a beverage multiple packaging converting plant in Bakersfield, California and the trucking transportation operations in West Monroe, Louisiana, as well as the consolidation and realignment of certain operations in the United States, Australia and Europe. The cost of exiting these businesses and operating activities was approximately $40.9 million which was accrued during 1996 as a purchase accounting adjustment. The costs relate principally to the severance of approximately 750 employees, relocation and other plant closure costs. At September 27, 1997, $18.0 million of this total was accrued in Other accrued liabilities on the Condensed Consolidated Balance Sheets. During the first nine months of 1997, $14.6 million was paid out and charged against the accrual and related primarily to severance costs.

    At September 27, 1997, the Company and its U.S. and international subsidiaries had the following amounts undrawn under revolving credit facilities:

                                                                Total Amount      Total Amount      Total Amount
                                                                     Of           Outstanding       Available At
                                                                Commitments      Sept. 27, 1997    Sept. 27, 1997
                                                              ----------------  ----------------  ----------------
                                                                            (In thousands of dollars)
Revolving Facility..........................................    $    400,000      $     95,000      $    305,000
Machinery Facility..........................................         140,000            15,000            41,000
International Facilities....................................          52,912            30,507            22,405
                                                                    --------          --------          --------
                                                                $    592,912      $    140,507      $    368,405
                                                                    --------          --------          --------
                                                                    --------          --------          --------

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

    In late 1993, the EPA proposed regulations (generally referred to as the "cluster rules") that would mandate more stringent controls on air and water discharges from United States pulp and paper mills. In 1996, the EPA released additional clarification of the proposed cluster rules. Based on this information, the Company expects that the cluster rules may be finally promulgated in 1997 and estimates the capital spending that may be required to comply with the cluster rules could reach $55 million to be spent at its two U.S. paper mills over an eight-year period beginning in 1997. The Company anticipates that the majority of this spending for compliance with the cluster rules will occur later in the eight-year period. The Company had no capital spending during the first nine months of 1997 related to compliance with the cluster rules.

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

Plaintiff filed his Notice of Appeal to the United States Court of Appeals for the Eleventh Circuit on June 5, 1997. A briefing schedule has been set and all of the briefs are expected to be before the Court as of mid-December. At that juncture, the Court will determine whether oral argument is necessary.

Upgrade of Information Systems and Year 2000 Compliance

    The Company has begun to upgrade its information systems through an initiative expected to cost up to approximately $30 million to be spent through 1999. When the upgrade is complete, the Company expects a major improvement in its information systems and business processes. This initiative is expected to be complete by June 1999. Capital spending on this project during the first nine months of 1997 totaled approximately $4.7 million.

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

Tax Matters Relating to the Merger

    In connection with the Merger, the former majority owner of the Company agreed to bear the cost of a Section 338(h)(10) election for federal tax purposes and for purposes of state taxes for which the former majority owner and the Company filed returns on a combined basis. The Company agreed to bear the cost of this election for the purposes of other state taxes ("stand-alone taxes") including Louisiana income tax. During 1997, the Company has paid $33.1 million in estimated stand-alone taxes relating to the election, including $27.5 million in Louisiana income tax. The Company's calculation of its Louisiana tax was based on state law in effect at the time of the Merger, including a 1993 amendment. In May 1997, the Louisiana Supreme Court declared the 1993 amendment to be void under the Louisiana Constitution, retroactive to 1993. It is possible that the voiding of the 1993 amendment could result in the Company being required to pay significant additional Louisiana income tax relating to the election (plus potential penalties and statutory interest on the additional taxes). The Company's Louisiana tax return for the period that includes the Merger is due November 17, 1997. After consultation with Louisiana tax counsel, the Company intends to file its Louisiana income tax return for the period ended March 27, 1996 (which is due November 17, 1997) in reliance on the Louisiana tax law in effect at the time of the Merger, without the payment of any additional tax due to the voiding of the 1993 amendment. There can be no assurance, however, that the Company would ultimately prevail on this issue if Louisiana were to challenge such filing position. If the Company were not to prevail in such a challenge, significant additional Louisiana income tax relating to the election could be payable. Management estimates that the maximum amount of such additional tax is approximately $47 million (plus potential penalties and statutory interest on any additional tax). Management believes that the additional tax ultimately paid (if any) would be substantially less than the estimated maximum amount, although no assurance can be given in this regard. The Company and its advisors are continuing to study this situation. Since the law is unclear and the amounts involved could be significant, it may be several years before this matter is resolved.

    During the third quarter of 1997, the Company resolved certain tax issues related to the Merger, pursuant to the Tax Matters Agreement, resulting in the receipt of approximately $16.8 million (including $0.5 million of interest) in cash from the former majority owner of the Company.

Information Concerning Forward-Looking Statements

    Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in "--Business Trends and Initiatives" concerning (a) the improvements which the Company's long-term initiatives, including, without limitation, its profit center reorganization, are designed to achieve and (b) the Company's expectation that the second Macon Mill paper machine will produce approximately 80,000 tons of linerboard and CUK Board during the last half of 1997 and that such machine will be able to produce approximately 275,000 tons of CUK Board in 18 to 24 months following the June 1997 start-up; (ii) the statements in "--Outlook" concerning (a) the Company's expectation that its 1997 EBITDA will exceed its 1996 EBITDA (excluding the results of the former U.S. Timberlands/Wood Products business segment) as well as each of the factors which the Company believes support such expectation, (b) the Company's expectation that it will achieve a reduction of expenditures of approximately $30 million on an annualized basis, over half of which will be realized in 1997, and will identify an additional $10 million of annualized cost savings to be acted upon in 1998 and (c) the Company's expectation that it will achieve continued sales volume increases in its international beverage and U.S. soft drink carton markets in 1998, while its U.S. beer carton volume will remain relatively flat; (iii) the statements in "--Financial Condition, Liquidity and Capital Resources--Liquidity and Capital Resources" concerning (a) the Company's expectations that total capital spending for 1997 will be approximately $155 million and that the planned upgrading of the Company's information systems will cost up to $30 million (and its belief that the Company will achieve
Year 2000 compliance by the end of 1999), (b) the Company's belief that cash generated from operations, together with amounts available under available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs until the maturity of the Revolving Facility (assuming extension or refinancing of the Machinery Facility at its earlier maturity), (c) the Company's expectations with respect to capital spending that may be required to comply with the cluster rules and that, based on current knowledge, environmental costs are not expected to have a material impact on the results of operations, cash flows or financial condition of the Company and (d) the Company's beliefs and estimates in respect of certain Louisiana income tax matters relating to the Section 338(h)(10) election, including, without limitation, management's belief that additional tax ultimately paid (if any) would be substantially less than $47 million; and (iv) other statements as to management's or the Company's expectations and beliefs presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The important factors described elsewhere in this report (including, without limitation, those discussed in "--Financial Condition, Liquidity and Capital Resources--Liquidity and Capital Resources--Environmental and Legal Matters" and "--Tax Matters Relating to the Merger"), the Company's Report on Form 10-Q for the quarterly period ended June 28, 1997, or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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

Not applicable

ITEM 5.   OTHER INFORMATION.

Effective July 28, 1997, Thomas M. Gannon was appointed as Senior Vice President and Chief Financial Officer of the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

    99(a) Reconciliation of (Loss) Income from Operations to EBITDA. Filed as an exhibit hereto.

    99(b) Schedule of Coated Board and Containerboard Shipments. Filed as an exhibit hereto.

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

                                RIVERWOOD HOLDING, INC.

                                ------------------------------------------
                                (Registrant)



Date: November 7, 1997          By:  /s/ Bill H. Chastain
                                     -------------------------------------
                                     Bill H. Chastain
                                     Secretary


Date: November 7, 1997          By:  /s/ Thomas M. Gannon
                                     -------------------------------------
                                     Thomas M. Gannon
                                     Senior Vice President and
                                     Chief Financial Officer