Form 10-K405
period 1997-12-31
RIVERWOOD HOLDING INC
filed 1998-03-12
CIK 886239

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL PERIOD ENDED DECEMBER 31, 1997

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO
                        COMMISSION FILE NUMBER: 1-11113

                             ---------------------

                            RIVERWOOD HOLDING, INC.
             (Exact name of registrant as specified in its charter)

                          DELAWARE
              (State or other jurisdiction of
               incorporation or organization)                                         58-2205241
                         SUITE 350                                                 (I.R.S. employer
                      1013 CENTRE ROAD                                           identification no.)
                    WILMINGTON, DELAWARE                                                19805
          (Address of principal executive offices)                                    (Zip Code)

              Registrant's telephone number, including area code:
             c/o Riverwood International Corporation (770) 644-3000

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     As of March 9, 1998 there were 7,062,050 shares and 500,000 shares of the registrant's Class A Common Stock, par value $0.01 per share (the "Class A Common Stock"), and Class B Common Stock, par value $0.01 per share (the "Class B Common Stock," and together with the Class A Common Stock, "Holding Common Stock"), respectively, outstanding.
================================================================================

                         TABLE OF CONTENTS TO FORM 10-K

                                                                                 PAGE
                                                                                 ----
PART I.........................................................................    1
         ITEM 1.   BUSINESS....................................................    1
         ITEM 2.   PROPERTIES..................................................    8
         ITEM 3.   LEGAL PROCEEDINGS...........................................    9
         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    9
PART II........................................................................   10
         ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS.......................................   10
         ITEM 6.   SELECTED FIVE-YEAR FINANCIAL DATA...........................   11
         ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS.................................   13
         ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...   33
         ITEM 8.   FINANCIAL STATEMENTS........................................   34
         ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                     AND FINANCIAL DISCLOSURE..................................   90
PART III.......................................................................   90
         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   90
         ITEM 11.  EXECUTIVE COMPENSATION......................................   94
         ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT................................................   97
         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   98
PART IV........................................................................  100
         ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                     8-K.......................................................  100

     As used in this Form 10-K, unless the context otherwise requires: "RIC" refers to the corporation formerly named Riverwood International Corporation; the "Predecessor" or the "Predecessor Company" refers to RIC and its subsidiaries in respect of periods prior to the Merger (as defined herein); the "Company" refers to the registrant, Riverwood Holding, Inc., a Delaware corporation formerly named New River Holding, Inc. ("Holding") and its subsidiaries; "RIC Holding" refers to RIC Holding, Inc., a Delaware corporation, successor by merger to RIC and a wholly-owned subsidiary of Holding; and "Riverwood" refers to Riverwood International Corporation, a Delaware corporation formerly named Riverwood International USA, Inc. and a wholly-owned subsidiary of RIC Holding.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     The Company is a leading provider of paperboard and paperboard packaging solutions, either directly or through independent converters, to multinational beverage and consumer products companies, such as Anheuser-Busch Companies, Inc., Miller Brewing Company, numerous Coca-Cola bottling companies, PepsiCo, Inc., Sara Lee Corporation and Mattel, Inc. The Company is one of only two major manufacturers of coated unbleached kraft paperboard ("CUK Board"). CUK Board, which serves as the principal raw material for the Company's packaging products, is a specialized high-quality grade of paperboard with superior strength characteristics and printability for high-resolution graphics that make it particularly well suited for a variety of packaging applications. In order to capitalize on the significant growth in CUK Board demand, the Company has invested over $1 billion since the beginning of 1992 in expanding its Coated Board business segment. The Company's Coated Board business segment accounted for approximately 90% of the Company's net sales for the year ended December 31, 1997. The Company also manufactures and sells linerboard, corrugating medium and kraft paper (collectively, "containerboard") through its Containerboard business segment.

     On October 18, 1996, the Company sold substantially all of the assets of its U.S. Timberlands/Wood Products business segment for approximately $550 million in cash. In addition, the buyer, Plum Creek Timber Company, L.P., assumed certain specified preclosing liabilities. Under the terms of the agreement for such sale, the Company and the buyer entered into a twenty-year supply agreement with a ten-year renewal option for the purchase by the Company, at market-based prices, of a majority of the Company's requirements for pine pulpwood and residual chips at its West Monroe, Louisiana paper mill (the "West Monroe Mill"), as well as a portion of the Company's needs for hardwood pulpwood at the West Monroe Mill. The Company did not realize any gain or loss on the sale.

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

COATED BOARD

  Overview

     The Company's primary focus is the production and sale of CUK Board for use as multiple packaging beverage cartons ("carrierboard") for beer, soft drinks and other beverages, and folding cartons ("folding cartonboard") for confectionary, frozen and dry foods, toys and other consumer products. The Company sells carrierboard under the brand names Aqua-Kote(R) and Kraftbrite(R) and folding cartonboard under the brand names Pearl-Kote(R) and OmniKote(R). In 1997, carrierboard accounted for approximately 60% of the Company's total CUK Board shipments.

     The Company utilizes over three-fourths of its carrierboard production in its integrated beverage business and sells the remainder in the open market to independent converters, including licensees of the Company's proprietary carton designs, principally for use in the beverage packaging market. In its integrated beverage business, the Company provides integrated beverage packaging solutions that generally include each of the following elements: (i) the production of carrierboard, (ii) the printing and cutting, or conversion, of carrierboard into beverage cartons for use on packaging machines and (iii) the sale to customers of converted beverage cartons for use on proprietary packaging machines designed, manufactured and installed by the

Company. As part of the Company's integrated beverage business, particularly in its international operations, the Company's carrierboard may be sold to and converted by licensees of the Company's beverage carton designs who, in turn, sell converted beverage cartons to end-users for use on the Company's proprietary packaging machines. The Company's integrated beverage business also includes sales of Company produced and converted carrierboard to customers for use on third party packaging machines.

     The Company produces and sells folding cartonboard principally in the open market to independent converters for use in folding cartons for packaging a variety of consumer products. The Company focuses on folding cartonboard applications for consumer products companies seeking the strength and printability of CUK Board. The Company's ability to produce either carrierboard or folding cartonboard on its CUK Board paper machines enables the Company to respond to changes in supply and demand in these businesses. Additionally, at its paper mill in Norrkoping, Sweden (the "Swedish Mill"), the Company manufactures white lined chip board ("WLC"), a coated 100% recycled paperboard grade used principally in European folding carton applications.

  CUK Board Production

     The Company produces CUK Board at its West Monroe Mill and its Macon, Georgia mill (the "Macon Mill"). These mills have a current total combined annual production capacity of over one million tons of CUK Board. In February 1997, the Company completed a project to modify the pulp mill at the Macon Mill at a cost of approximately $32 million. The pulp mill was modified to permit separate processing of pine and hardwood fibers and to increase pulp capacity, which will enable the Company to increase CUK Board output on its Macon Mill machines while reducing dependence on old corrugated containers ("OCC"). In June 1997, the Company completed the conversion of the second Macon Mill linerboard machine to CUK Board production at a cost of approximately $85 million, and commenced CUK Board production on the machine. The Company expects that the machine will achieve its full, annual production capacity of approximately 275,000 tons of CUK Board in 18 to 24 months following the June 1997 start-up.

     The Company's CUK Board shipments from its West Monroe Mill were approximately 648,400 tons during the year ended December 31, 1997. CUK Board shipments from the Macon Mill were approximately 292,000 tons of CUK Board during the year ended December 31, 1997.

     CUK Board is manufactured from pine and hardwood fibers and, in some cases, recycled fibers, such as OCC and clippings from the Company's converting operations. Virgin fiber is obtained in the form of wood chips or pulp wood acquired through open market purchases. These chips are chemically treated to form softwood and hardwood pulp, which are then blended (together, in some cases, with recycled fibers). In the case of carrierboard, a chemical is added to increase moisture resistance. The pulp is then processed through the mill's paper machines, which consist of a paper-forming section, a press section (where water is removed by pressing the wet paperboard between rolls), a drying section and the coating section. Coating on CUK Board, principally a mixture of pigments, binding agents and water, provides a white, smooth finish, and is applied in multiple steps to achieve desired levels of brightness, smoothness and shade. After the CUK Board is coated, it is wound into rolls, which are then shipped to the Company's converting plants or to outside converters.

  Converting Operations

     The Company converts CUK Board as well as other grades of paperboard into cartons at 17 carton converting plants at 16 sites that it operates in the United States, the United Kingdom, Spain, France and Australia, as well as through converting plants associated with its joint ventures in Brazil, Japan, Denmark and licensees in other markets outside the United States. The converting plants print, cut and glue paperboard on multi-color printing presses, cutting lines and gluing lines into cartons designed to meet customer specifications.

     The Company's U.S. converting plants are dedicated to converting carrierboard produced by the Company into beverage cartons. In 1996, the Company completed a program begun in 1994 to upgrade its existing domestic converting plants with new printing presses and related equipment, and opened a new converting plant located in Perry, Georgia near the Macon Mill. As part of its ongoing reorganization of operations, the Company closed its last folding cartonboard converting plant in the U.S., located in Kankakee, Illinois in 1996 and closed a beverage multiple packaging converting plant in Bakersfield, California in April 1997. The Company's international converting plants convert carrierboard and folding cartonboard produced by the Company, as well as paperboard supplied by outside producers, into cartons.

     The Company has entered into an agreement with Carter Holt Harvey for the sale of substantially all of Riverwood's folding carton assets in Australia. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Business Trends and Initiatives".

  Proprietary Packaging Machinery and Carton Designs

     The Company employs a "pull through" marketing strategy in its integrated beverage business, the key elements of which are (i) the design and manufacture of proprietary packaging machines, (ii) the installation of the machines at beverage customer locations under multi-year machinery use arrangements and
(iii) the development of proprietary beverage cartons with high resolution graphics for use on those machines. The Company leases substantially all of its packaging machines to customers, typically under machinery use agreements with original terms of three to six years. The Company continues to shift its mix of packaging machinery placements to international markets. Packaging machinery placements during the year ended December 31, 1997 remained relatively constant when compared to the number of packaging machines placed during the year 1996. The Company expects to place approximately 20% fewer new packaging machines in 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Business Trends and Initiatives".

     The Company's packaging machines are designed to package Polyethylene Terephthalate ("PET") bottles and glass bottles, cans and other primary containers, using beverage cartons designed by the Company, made from the Company's CUK Board and converted into beverage cartons by the Company, its joint venture partners or its licensees. In order to meet customer requirements, the Company has developed an extensive portfolio of packaging machines consisting of several principal machinery lines, including over 60 different models of packaging machines. The Company's machines package cans and PET or glass bottles in a number of formats including baskets, clips, trays, wraps and fully enclosed cartons. These machines have packaging ranges from two to 36 cans per package and have the ability to package cans at speeds of up to 3,000 cans per minute. The Company also manufactures ancillary equipment, such as machines for taping cartons and placing coupons in cartons.

     The Company designs cartons and designs, tests and manufactures prototype packaging machinery at its Product Development Center (the "PDC") in Marietta, Georgia, which was established in 1992. At the PDC, the Company integrates carton and packaging machinery designs to create packaging solutions to meet customer needs. The Company manufactures and also designs packaging machinery at its principal U.S. manufacturing facility in Crosby, Minnesota and at a facility near Barcelona, Spain. As part of its ongoing reorganization of operations, the Company closed its packaging machinery manufacturing facilities in Marietta, Georgia and Koln, Germany in April and June 1997, respectively, and reduced the number of employees at its Marietta, Georgia and Crosby, Minnesota facilities in February 1997. By manufacturing packaging machinery in one U.S. and one European location, the Company expects to improve customer service, simplify its work processes and reduce costs.

  Marketing and Distribution

     The Company markets its CUK Board and CUK Board-based products principally to multinational brewers, soft drink bottlers, food companies and other consumer products companies that use printed packaging for retail display, multiple packaging and shipment of their products. The Company also sells CUK Board in the open market to carrierboard and cartonboard converters. The Company markets CUK Board under the names Aqua-Kote(R) and Kraftbrite(R) (carrierboard) and Pearl-Kote(R) and OmniKote(R) (folding cartonboard).

     Carrierboard. In its carrierboard operations, the Company's major customers for beverage cartons include Anheuser-Busch Companies, Inc., Miller Brewing Company, numerous Coca-Cola bottling companies and PepsiCo, Inc. The Company also sells carrierboard in the open market to independent converters, including licensees of the Company's proprietary carton designs, for the manufacture of beverage cartons.

     Folding Cartonboard. In its folding cartonboard operations, the Company sells substantially all of its folding cartonboard to numerous independent converters that convert the folding cartonboard into cartons for consumer products. In many cases, the Company has a relationship with multinational end-user consumer products companies, such as Sara Lee Corporation and Mattel, Inc., but sells its folding cartonboard to an independent converter that manufactures folding cartons and, in turn, sells these cartons to the end-user. The Company has established account relationships with a number of major independent converters. These relationships involve multi-year commitments by the Company to supply a significant portion of these customers' requirements for CUK Board. If the customer decides to purchase CUK Board, it has agreed to purchase a significant portion of its CUK Board requirements from the Company. The terms of these arrangements include certain limitations on the Company's ability to raise the selling prices of its folding cartonboard.

     Distribution and Sales. Distribution of carrierboard and folding cartonboard is primarily accomplished through direct sales offices in the United States, Australia, Brazil, Cyprus, Hong Kong, Italy, Japan, Mexico, Singapore, Sweden and the United Kingdom.

     Joint Ventures. The Company is a party to joint ventures with Rengo Company Limited and Danapak Holding A/S to market machinery-based packaging systems in Japan and Scandinavia, respectively. The joint ventures cover CUK Board supply, use of proprietary carton designs and marketing and distribution of packaging systems. The Company is considering additional joint venture opportunities and similar arrangements. In addition, a Brazilian joint venture produces and markets cartons for machinery-based multiple packaging customers in Argentina, Brazil, Paraguay and Uruguay, with carrierboard and packaging machines supplied by the Company.

  Raw Materials

     Pine pulpwood, hardwood and recycled fibers are the principal raw materials used in the manufacture of the Company's CUK Board products. With the October 1996 sale of the Company's timberlands in Louisiana and Arkansas, the Company now relies on private landowners and the open market for its fiber requirements. Under the terms of the sale of those timberlands, the Company and the buyer, Plum Creek Timber Company, L.P., entered into a 20-year supply agreement, with a 10-year renewal option, for the purchase by the Company, at market-based prices, of a majority of the West Monroe Mill's requirements for pine pulpwood and residual chips, as well as a portion of the Company's needs for hardwood pulpwood at the West Monroe Mill. The Company purchases the remainder of the wood fiber used in CUK Board production at the West Monroe Mill from other private landowners in this region. The Company believes that adequate supplies of open market timber currently are available to meet its fiber needs at the West Monroe Mill.

     The Macon Mill purchases most of its fiber requirements on the open market, and is a significant consumer of recycled fiber, primarily in the form of clippings from the Company's domestic converting plants as well as OCC and other recycled fibers. The Company has not experienced any significant difficulties obtaining sufficient OCC or other recycled fibers for its Macon Mill operations, which it purchases in part from brokers located in the eastern United States. OCC pricing, however, tends to be very volatile since it is based largely on the demand for this fiber from recycled paper and containerboard mills. The Macon Mill purchases all of its virgin pine and hardwood requirements from private landowners in central and southern Georgia. Because of the adequate supply and large concentration of private landowners in this area, the Company believes that adequate supplies of pine and hardwood timber currently are available to meet its fiber needs at the Macon Mill.

     The Company purchases a variety of other raw materials for the manufacture of its paperboard, primarily process chemicals and coating chemicals such as kaolin and titanium dioxide. All such raw materials are readily available, and the Company is not dependent upon any one source of such raw materials.

  White Lined Chip Production

     The Company produces WLC at the Swedish Mill, which shipped approximately 143,000 tons of such board during 1997. WLC is used for a variety of folding carton applications principally throughout Europe.

  Competition

     There are only two major producers of CUK Board, the Company and The Mead Corporation ("Mead"). The Company faces significant competition in its CUK Board business segment from Mead. Like the Company, Mead produces and converts CUK Board, designs and places packaging machinery with customers and sells CUK Board in the open market. The Company also faces competition from other manufacturers of packaging machinery.

     In the beverage packaging industry, cartons made from CUK Board compete with plastics and corrugated packaging for packaging glass or plastic bottles, cans and other primary containers. Although plastics and corrugated packaging generally provide lower cost and/or moderately faster packaging solutions, the Company believes that cartons made from CUK Board offer advantages over these materials, in areas such as distribution, high quality graphics, carton designs, environmental friendliness and design flexibility.

     In the folding cartonboard markets, the Company's CUK Board competes principally with Mead's CUK Board, recycled clay-coated news ("CCN") and solid bleached sulphate board ("SBS") and, internationally, WLC and folding boxboard. Folding cartonboard grades compete based on price, strength and printability. CUK Board has generally been priced in a range that is higher than CCN and lower than SBS. CUK Board has slightly better tear strength characteristics than SBS and significantly better tear strength and cross-direction stiffness than CCN. There are a large number of producers of paperboard for the folding cartonboard markets, which are subject to significant competitive and other business pressures.

CONTAINERBOARD

     In the United States, the Company manufactures containerboard -- linerboard, corrugating medium and kraft paper -- which is sold in the open market. Corrugating medium is combined with linerboard to make corrugated containers. Kraft paper is used primarily to make grocery bags and sacks. With the completion of the upgrade of the second Macon Mill linerboard machine, the Company's principal paper machines have the capacity to produce both linerboard and CUK Board. The Company has in the past used its CUK Board machines to produce linerboard and expects to continue to produce and sell linerboard to respond to changes in supply and demand in its businesses. The Company also continues to operate paper machines dedicated to the production or corrugating medium and kraft paper.

     In 1997, the Company shipped approximately 201,800 tons of linerboard from the Macon Mill and approximately 132,100 tons of corrugating medium, 78,000 tons of kraft paper and 9,700 tons of linerboard from it West Monroe Mill.

     The primary customer for the Company's U.S. containerboard production are independent and integrated corrugated converters. The Company sells corrugating medium and linerboard through direct sales offices in the United States. Outside of the United States, linerboard is primarily distributed through independent sales representatives.

     The Company's Containerboard business segment operates within a highly fragmented industry. Most products within this industry are viewed as commodities; consequently, selling prices tend to be cyclical, being affected by economic activity and industry capacity.

     In addition to the Company's U.S. containerboard operations, the Company currently owns 50% of Igaras Papeis e Embalagens S.A. ("Igaras"), an integrated containerboard producer located in Brazil, which was acquired by Riverwood's predecessor companies in 1958. Igaras was a wholly-owned subsidiary of the Company prior to the Company's sale of approximately 50% of its interest in Igaras on December 29, 1994 to Companhia Suzano Papel e Celulose, S.A. ("Suzano") for $100 million. In connection with the Merger, Suzano received an additional share of common stock of Igaras, and as a result the Company and Suzano each own 50% of the common stock of Igaras. The arrangements between the Company and Suzano were not otherwise affected. Igaras operates two mills and three corrugated box plants and owns or leases approximately 176,000 acres of timberlands which are used exclusively for wood chip and energy requirements of the paper mills. In 1996 Igaras completed the construction of a multiple packaging plant in Brazil. At its mills, Igaras operates three paper machines primarily for the production of linerboard, with a fourth paper machine for production of corrugating medium. Igaras's total containerboard shipment in 1997 was approximately 363,300 tons. Igaras sold approximately 38% of its 1997 linerboard production in export markets. Igaras also sells linerboard, corrugating medium and corrugated boxes through direct sales offices in Brazil. Outside of Brazil, Igaras distributes linerboard primarily through independent sales representatives. In January 1998, Igaras acquired Ponte Nova Papeis e Embalagens Ltda. whose assets include two corrugated containers plants and a recycling pulp and paper plant. See Note 14 to the Consolidated Financial Statements of Igaras.

PATENTS, TRADEMARKS AND LICENSES

     The Company has a large patent portfolio, presently owning, controlling or holding rights to approximately 1,550 U.S. and foreign patents, with 2,900 patent applications currently pending. The Company's patents fall into two principal categories: packaging machinery and structural carton designs.

     The Company is the plaintiff in two actions against Mead with respect to the Company's Twin-Stack(R) System. The Company has recently learned that with respect to one of these actions, a lower court has ruled in favor of Mead. The Company is currently considering whether to appeal this decision. In addition to these two actions Mead has brought suit in England and France against the Company with respect to a carrier handle patent. A lower court in France has ruled in favor of the Company against Mead, and the Company is currently awaiting Mead's decision whether to appeal the court's ruling. The Company does not expect these lawsuits, either individually or in the aggregate, to have a material adverse effect on the Company's business, results of operations or financial condition.

EMPLOYEES AND LABOR RELATIONS

     As of December 31, 1997, the Company had approximately 5,100 employees worldwide (excluding employees of joint ventures), approximately 3,800 of whom were members of unions and covered by collective bargaining agreements.

     Work has continued under the Company's collective bargaining agreement covering employees at the Macon Mill, which was renewable on January 1, 1998. Labor agreement negotiations are continuing at the Macon Mill and cover discussions ranging from economics to new contract language with respect to outsourcing work and asset sales. The union negotiating committee has agreed to recommend the Company's latest proposal to the union members. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Business Trends and Initiatives".

     There are four unions representing the Company's U.S. employees, one of which, the United Paperworkers International Union, is associated with the West Monroe Mill and converting facility where it represents approximately 1,200, and the Macon Mill where it represents 300 of the 400 employees through three local unions. There has not been a work stoppage at the West Monroe Mill in the last ten years, nor at the Macon Mill since its acquisition by the Company in 1992. The current union contract covering the West Monroe Mill was negotiated and ratified by the union in February 1997 and covers the six-year period from March 1, 1997 to February 28, 2003. The contract covering employees at the adjacent converting plant was negotiated and ratified by the union in 1996 and covers the four-year period from September 1, 1996 through August 31, 2000. The Clinton, Mississippi converting facility contract was negotiated and ratified by the union in January 1997 and covers the six-year period from February 1, 1997 through January 31, 2003. The Cincinnati, Ohio carton plant completed a wage and benefit reopener negotiations for its labor agreement which covers the six-year period from February 1, 1995 through January 1, 2001. The Fort Atkinson, Wisconsin carton plant labor agreement will be up for negotiation in September 1998. The Company's U.S. converting plants, other than its converting facility in Perry, Georgia, are represented by unions.

     The Company's international employees are represented by unions in the United Kingdom, Sweden, France, Spain and Australia.

ENVIRONMENTAL MATTERS

     The Company is committed to compliance with all applicable environmental laws and regulations throughout the world. Environmental law is, however, dynamic rather than static. As a result, costs, which are unforeseeable at this time, may be incurred when new laws are enacted, and when environmental agencies promulgate or revise rules and regulations.

     In late 1993, the U.S. Environmental Protection Agency (the "EPA") proposed regulations (generally referred to as the "cluster rules") that would mandate more stringent controls on air and water discharges from United States pulp and paper mills. In 1996, the EPA released additional information regarding the proposed cluster rules. Based on this information, the Company expects that the cluster rules may be finally promulgated in 1998 and estimates the capital spending that may be required to comply with the cluster rules could reach $55 million to be spent at its two U.S. paper mills over an eight-year period beginning in 1998.

     In late 1995, the Louisiana Department of Environmental quality ("DEQ") notified the Company that the Predecessor may be liable for the remediation of hazardous substances at a wood treatment site in Shreveport, Louisiana that the Predecessor or its predecessor previously operated, and at a former oil refinery site in Caddo Parish, Louisiana that the Company currently owns. Neither the Company nor the Predecessor ever operated the oil refinery. In response to the DEQ, the Company has provided additional information concerning these sites and has commenced its own evaluation of any claims and remediation liabilities for which it may be responsible. The Company received a letter from the DEQ dated May 20, 1996, requesting a plan for soil and groundwater sampling of the wood treatment site. The Company first met with the DEQ on July 18, 1996 and then submitted a soil sampling plan to the DEQ. The Company received approval for a site sampling plan in November 1997, and completed the sample collection in December 1997. The analytic results of this sampling are pending. On September 6, 1996, the Company received from the DEQ a letter requesting remediation of the former oil refinery site in Caddo Parish, Louisiana. The Company met with the DEQ on February 17, 1997 to discuss these matters. The Company is in discussions with the DEQ regarding the participation of other responsible parties in any clean-up of hazardous substances at both of these sites.

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

ITEM 2.  PROPERTIES

HEADQUARTERS

     Holding and RIC Holding are headquartered in Delaware. Riverwood is headquartered and currently leases approximately 70,000 square feet of office space in Atlanta, Georgia.

MANUFACTURING FACILITIES

     A listing of the major plants and properties owned, or leased, and operated by the Company is set forth below. The Company's buildings are adequate and suitable for the business of the Company. The Company also leases certain facilities, warehouses and office space throughout the United States and in foreign countries.

                                                 APROX. NO. OF           PRINCIPAL PRODUCTS MANUFACTURED
     TYPE OF FACILITY AND LOCATION(1)       SQ. FEET OF FLOOR SPACE             OR USE OF FACILITY
     --------------------------------       -----------------------      -------------------------------
PAPERBOARD MILLS:
West Monroe, LA...........................         1,535,000           CUK Board; linerboard; corrugating
                                                                       medium; kraft paper
Macon, GA.................................           756,000           CUK Board; linerboard
Norrkoping, Sweden........................           417,000           White lined chip board
CONVERTING PLANTS:
West Monroe, LA (2 plants)................           621,000           Beverage carriers
Cincinnati, OH............................           241,800           Beverage carriers
Clinton, MS...............................           210,000           Beverage carriers
Perry, GA(2)..............................           130,000           Beverage carriers
Ft. Atkinson, WI..........................           120,000           Beverage carriers
Bristol, Avon, United Kingdom.............           428,000           Beverage carriers; folding cartons
Smithfield, New South Wales, Australia....           230,000           Beverage carriers; folding cartons
Reservoir, Victoria, Australia............           136,000           Beverage carriers; folding cartons
                                                                       and litho laminate
Woodville, South Australia, Australia.....            71,000           Beverage carriers; folding cartons
Dandenong, Victoria, Australia............            59,000           Beverage carriers; folding cartons
Marsden, Queensland, Australia............            56,000           Beverage carriers; folding cartons
Igualada, Barcelona, Spain................           131,000           Beverage carriers; folding cartons
Beauvois en Cambresis, France.............            70,000           Folding cartons
Le Pont de Claix, France..................           120,000           Folding cartons
St. Paul Trois Chateaux, France...........            15,000           Folding cartons
Montdidier, France........................            50,000           Folding cartons

                                                 APROX. NO. OF           PRINCIPAL PRODUCTS MANUFACTURED
     TYPE OF FACILITY AND LOCATION(1)       SQ. FEET OF FLOOR SPACE             OR USE OF FACILITY
     --------------------------------       -----------------------      -------------------------------
PACKAGING MACHINERY/OTHER:
Crosby, MN................................           188,000           Packaging machinery engineering
                                                                       design and manufacturing
Marietta, GA..............................            64,000           PDC -- Research and development;
                                                                       packaging machinery engineering
                                                                       design and carton engineering design
Igualada, Barcelona, Spain................            12,000           Packaging machinery engineering
                                                                       design and manufacturing

---------------
(1) The Company leases the facilities in Marietta, Georgia; Clinton, Mississippi (part only); Dandenong, Victoria, Australia; Marsden, Queensland, Australia (underlying land only); Reservoir, Victoria, Australia; Beauvois en Cambresis, France; Le Pont De Claix, France; St. Paul Trois Chateaux, France; and Montdidier, France. All other facilities listed are owned by the Company.
(2) The facility located in Perry, Georgia is leased from the Middle Georgia Regional Development Authority in consideration of the issuance of industrial development bonds by such entity.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a party to a number of lawsuits arising out of the ordinary conduct of its business. While there can be no assurance as to their ultimate outcome, the Company does not believe that these lawsuits will have a material impact on the results of operations, cash flows or financial condition of the Company.

     On December 6, 1995, Forrest Kelly Clay, a former shareholder of the Predecessor, commenced a purported class action lawsuit in the United States District Court for the Northern District of Georgia, against the Company and certain officials of the Company (the "Individual Defendants," and together with the Company, the "Defendants"). In his complaint, Clay alleges that the Defendants violated the federal securities laws by disseminating misleading statements and by omissions concerning the strategic alternatives that the Predecessor was considering, including its potential sale to a third-party investor. The complaint also alleged that the Individual Defendants, through their exercise of stock appreciation rights ("SARs"), violated the federal securities laws by trading in the Predecessor's securities while in possession of material, non-public information. The complaint generally seeks damages in an unspecified amount, as well as other relief. On June 2, 1997, the court granted the Defendants' Motion for Summary Judgment and dismissed the action in its entirety. The court based its ruling on the fact that (i) none of the statements attributable to the Company concerning its review of the strategic alternatives was false and (ii) there is no causal relationship between plaintiff's purchase of common stock and the Individual Defendants' exercise of SARs. Clay filed his Notice of Appeal to the United States Court of Appeals for the Eleventh Circuit on June 5, 1997. All of the briefs have been submitted to the court and oral argument was held on February 13, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1997, there were no matters submitted to a vote of security holders.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the Class A Common Stock or Class B Common Stock of Holding. The shares of Class A Common Stock and Class B Common Stock were held of record by 65 stockholders and one stockholder, respectively, at December 31, 1997. Holding did not pay any dividends on either class of Common Stock during 1997 or 1996. The Company's debt instruments restrict the ability of the Company to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Financial Condition, Liquidity and Capital Resources -- Covenant Restrictions".

ITEM 6.  SELECTED FIVE-YEAR FINANCIAL DATA

     On March 27, 1996, Holding, through its wholly-owned subsidiaries, acquired all of the outstanding shares of common stock of RIC. The purchase method of accounting was used to record assets acquired and liabilities assumed by Holding. As a result of the Merger, purchase accounting and the effect of the disposition of substantially all of the U.S. Timberlands/Wood Products business segment (see Notes 1 and 24 in Notes to Consolidated Financial Statements) and certain Other Costs of the Predecessor, the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since the financial statements report results of operations and cash flows of these two separate entities.

                                               COMPANY                                    PREDECESSOR
                                     ---------------------------   ---------------------------------------------------------
                                                    NINE MONTHS    THREE MONTHS
                                      YEAR ENDED       ENDED          ENDED        YEAR ENDED     YEAR ENDED     YEAR ENDED
                                     DECEMBER 31,   DECEMBER 31,    MARCH 27,     DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                         1997           1996           1996           1995           1994           1993
                                     ------------   ------------   ------------   ------------   ------------   ------------
                                                                    (IN THOUSANDS OF DOLLARS)
INCOME (LOSS)
Net Sales..........................   $1,138,854     $  852,112     $  293,649     $1,342,304     $1,282,788     $1,120,366
Income from Operations(a)(b).......        6,912          1,419         15,650        133,137        154,187         83,497
(Loss) Income from Continuing
  Operations.......................     (146,957)      (130,362)        (2,050)        45,538         10,249          3,234
Income from Discontinued
  Operations(a)....................           --         35,546             --             --             --             --
Net (Loss) Income(a)(c)(d).........     (152,473)      (105,136)        (2,050)        45,538          2,377          1,071
FINANCIAL POSITION
  (as of period end)
Total Assets.......................   $2,606,185     $2,671,487     $2,206,206     $2,201,328     $2,102,292     $2,070,306
Long-Term Debt, less current
  portion..........................    1,712,944      1,567,259      1,063,798      1,053,794        994,770      1,049,425
Redeemable Common Stock............        6,045          9,390             --             --             --             --
Shareholders' Equity...............      479,434        654,209        557,487        562,310        516,251        500,139
ADDITIONAL DATA
Additions to Property, Plant and
  Equipment(e).....................   $  142,314     $  132,286     $   44,074     $  170,085     $  240,222     $  288,851
Research, Development and
  Engineering Expense..............        5,171          7,339          2,031          9,909          9,356          8,771
EBITDA(a)(f).......................      165,927        148,560         56,133        263,707        210,164        183,351

---------------
Notes:

(a) On October 18, 1996, the Company sold substantially all of the assets of the U.S. Timberlands/Wood Products business segment for approximately $550 million in cash. The operating results for the U.S. Timberlands/Wood Products business segment have been classified as discontinued operations for the nine months ended December 31, 1996. Discontinued operations of the U.S. Timberlands/Wood Products business segment have not been reclassified in the Predecessor's Statement of Operations. See Note 24 in Notes to Consolidated Financial Statements for results of operations of the U.S. Timberlands/ Wood Products business segment for periods prior to the date of the sale.

(b) On December 29, 1994, the Predecessor sold approximately 50 percent of its investment in Igaras, an integrated containerboard producer located in Brazil, which produces linerboard, corrugating medium and corrugated boxes, after first spinning off a wholly-owned subsidiary to operate the Predecessor's packaging machinery operations in Brazil. Prior to that date, the Predecessor included the results of operations of Igaras in the Consolidated Financial Statements through the date of the sale. Subsequent to December 29, 1994, neither the Company nor the Predecessor consolidates Igaras, but instead reports its investment in Igaras using the equity method.

(c) Net (Loss) Income for the year ended December 31, 1997, the nine months ended December 31, 1996 and the year ended December 31, 1994, included an Extraordinary Loss on Early Extinguishment of Debt of $2.5 million, $10.3 million and $7.9 million, respectively, net of applicable tax, as described in Note 21 of the Notes to Consolidated Financial Statements.

(d) Net (Loss) Income for the year ended December 31, 1997 included a charge of $3.1 million, net of tax, for the cumulative effect of a change in accounting for computer systems development project costs (see Note 22 in Notes to Consolidated Financial Statements). Net (Loss) Income for the year ended December 31, 1993 included a charge of $2.1 million, net of tax, for the cumulative effect of a change in accounting for postemployment benefits.

(e) Includes amounts invested in packaging machinery and capitalized interest. Additions in 1995 and 1994 included $13.2 million and $7.8 million, respectively, related to the acquisition of businesses.

(f) EBITDA is defined as consolidated net income (exclusive of non-cash charges resulting from purchase accounting during the periods subsequent to the Merger) before consolidated interest expense, consolidated income taxes, consolidated depreciation and amortization, cost of timber harvested and other non-cash charges deducted in determining consolidated net income and extraordinary items and the cumulative effect of accounting changes and earnings of, but including dividends from, non-controlled affiliates. EBITDA excludes (i) the EBITDA of Igaras but includes dividends actually received from Igaras, (ii) Other Costs (see Note 18 in Notes to Consolidated Financial Statements) of the Predecessor and (iii) Purchased Asset Costs resulting from purchase accounting for periods subsequent to the Merger. The Company believes that EBITDA provides useful information regarding the Company's debt service ability, but should not be considered in isolation or as a substitute for the Consolidated Statements of Operations or cash flow data.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

THE MERGER AND PURCHASED ASSET COSTS

     On March 27, 1996, Holding, through its wholly-owned subsidiaries, acquired all of the outstanding shares of common stock of RIC. On such date, Holding's subsidiary, Acquisition Corp., was merged into RIC in the Merger. RIC, as the surviving corporation of the Merger, became a wholly-owned subsidiary of RIC Holding. On March 28, 1996, RIC transferred substantially all of its properties and assets to Riverwood, other than the capital stock of Riverwood, and RIC was merged in the Subsequent Merger into RIC Holding. Upon consummation of the Subsequent Merger, RIC Holding, as the surviving corporation in the Subsequent Merger, became the direct parent company of Riverwood.

     The Merger was accounted for as a purchase in accordance with APB Opinion No. 16, "Business Combinations" ("APB 16"). Purchase accounting results in increased cost of sales, amortization and depreciation. Additionally, the post-Merger capital structure has resulted, and will continue to result, in higher reported interest expense. The consolidated financial statements for periods prior to March 28, 1996 have been prepared on the historical cost basis using accounting principles that had been adopted by the Predecessor. As a result of the Merger, purchase accounting, the effect of the disposition of substantially all of the assets of the U.S. Timberlands/Wood Products business segment and certain Other Costs of the Predecessor, the results of operations of the Company for periods subsequent to the Merger are not comparable in all material respects to the results of operations of the Predecessor for periods prior to the Merger.

     In connection with the Merger, the Company entered into a credit agreement (as amended, the "Senior Secured Credit Agreement") that currently provides for senior secured credit facilities (the "Senior Secured Credit Facilities") consisting of $644 million in outstanding term loans under a term loan facility (the "Term Loan Facility") and a $400 million revolving credit facility (the "Revolving Facility"). In addition, Riverwood International Machinery, Inc. ("RIMI"), a wholly-owned subsidiary of Riverwood, entered into a credit agreement (as amended, the "Machinery Credit Agreement", and together with the Senior Secured Credit Agreement, the "Credit Agreements") providing for a $140 million secured revolving credit facility (the "Machinery Facility," and together with the Senior Secured Credit Facilities, the "Facilities") for the purpose of financing or refinancing packaging machinery. In connection with the Merger, the Company also completed an offering of $250 million aggregate principal amount of 10 1/4% Senior Notes due 2006 (the "Senior Notes") and $400 million aggregate principal amount of 10 7/8% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes" and together with the Senior Notes, the "1996 Notes"). On July 28, 1997, the Company completed an offering of $250 million principal amount of 10 5/8% Senior Notes due 2007 (the "Initial Notes"). The net proceeds of this offering were applied to prepay certain revolving credit borrowings under the Revolving Facility (without any commitment reduction) and to refinance certain Tranche A term loans and other borrowings under the Senior Secured Credit Agreement. A registration statement under the Securities Act of 1933, as amended, registering senior notes of the Company identical in all material respects to the Initial Notes (the "Exchange Notes") offered in exchange for the Initial Notes, became effective October 1, 1997. On November 3, 1997, the Company completed its exchange offer of the Initial Notes for the Exchange Notes. The Initial Notes and the Exchange Notes are referred to herein as the 1997 Notes.

     Under the terms and definitions of the Senior Secured Credit Agreement and the indentures (the "Indentures") for the 1996 Notes and 1997 Notes, certain expenses and costs are excluded from the Company's Net (Loss) Income in determining EBITDA, including amortization, depreciation or expenses associated with the write-up of inventory, fixed assets and intangible assets in accordance with APB 16 and APB Opinion No. 17, "Intangible Assets", collectively referred to as the "Purchased Asset Costs".

     During the year ended December 31, 1997, the Company's (Loss) Income from Operations included Purchased Asset Costs as follows:

                                                 COATED BOARD    CONTAINERBOARD     TOTAL
                                                 ------------    --------------    -------
                                                         (IN THOUSANDS OF DOLLARS)
Cost of Sales (excluding depreciation
  expense).....................................    $ 3,934           $   --        $ 3,934
Depreciation expense...........................     19,311            3,644         22,955
Amortization of intangible assets..............      5,588               --          5,588
                                                   -------           ------        -------
Net impact on (loss) income from operations....    $28,833           $3,644        $32,477
                                                   =======           ======        =======

     During the nine-month period ended December 31, 1996, the Company's (Loss) Income from Operations included Purchased Asset Costs as follows:

                                                 COATED BOARD    CONTAINERBOARD     TOTAL
                                                 ------------    --------------    -------
                                                         (IN THOUSANDS OF DOLLARS)
Cost of Sales (excluding depreciation
  expense).....................................    $   581           $   --        $   581
Depreciation expense...........................     10,472            2,687         13,159
Amortization of intangible assets..............      2,576               --          2,576
                                                   -------           ------        -------
Net impact on (loss) income from operations....    $13,629           $2,687        $16,316
                                                   =======           ======        =======

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

OTHER COSTS OF PREDECESSOR

     Prior to March 28, 1996, the Predecessor Company incurred expenses associated with stock-based compensation plans, expenses related to RIC's review of strategic alternatives and provision for environmental reserves. These expenses were classified as Other Costs on the Predecessor's Consolidated Statements of Operations. Stock-based compensation expense was allocated to each of the business segments based upon the responsibility of the individuals holding or exercising the stock incentive benefits. During the three months ended March 27, 1996, $1.2 million, $0.1 million, $0.2 million and $0.8 million of stock-based compensation expenses were allocated to the Coated Board, Containerboard and U.S. Timberlands/Wood Products business segments and Corporate and Eliminations, respectively, as compared to $7.4 million, $0.9 million, $0.8 million and $8.7 million, respectively, for the year ended December 31, 1995. Expenses related to RIC's review of strategic alternatives and environmental reserves were included in Corporate and Eliminations for business segment reporting purposes.

GENERAL

     The Company reports its results in two business segments: Coated Board and Containerboard. The operating results of the U.S. Timberlands/Wood Products business segment have been classified as discontinued operations for the period beginning March 28, 1996 through the date of the sale. The results of the operations of the U.S. Timberlands/Wood Products business segment have not been classified as discontinued operations in the Predecessor's Consolidated Statements of Operations for periods prior to the Merger. The Coated Board business segment includes (i) the production and sale of CUK Board for packaging cartons from the Macon Mill and the West Monroe Mill, and WLC board from the Swedish Mill; (ii) converting operations facilities in the United States, Australia and Europe; and
(iii) the design, manufacture and installation of packaging machinery related to the assembly of beverage cartons. The Containerboard business segment includes the production and sale of linerboard, corrugating medium and kraft paper from paperboard mills in the United States. The discontinued U.S. Timberlands/Wood Products business segment included timberlands and operations engaged in the supply of pulpwood to the West Monroe Mill from the Company's former U.S. timberlands, as well as the manufacture and sale of lumber and plywood.

     The table below sets forth Net Sales, Income (Loss) from Operations and EBITDA. EBITDA is defined as consolidated net income (exclusive of non-cash charges resulting from purchase accounting during the periods subsequent to the Merger) before consolidated interest expense, consolidated income taxes, consolidated depreciation and amortization, cost of timber harvested and other non-cash charges deducted in determining consolidated net income and extraordinary items and the cumulative effect of accounting changes and earnings of, but including dividends from, non-controlled affiliates. EBITDA excludes (i) the EBITDA of Igaras but includes dividends actually received from Igaras, (ii) Other Costs of the Predecessor and (iii) Purchased Asset Costs resulting from purchase accounting for periods subsequent to the Merger. The Company believes that EBITDA provides useful information regarding the Company's debt service ability, but should not be considered in isolation or as a substitute for the Consolidated Statements of Operations or cash flow data.

                                                               COMPANY                       PREDECESSOR
                                                     ----------------------------    ----------------------------
                                                                     NINE MONTHS     THREE MONTHS
                                                      YEAR ENDED        ENDED           ENDED         YEAR ENDED
                                                     DECEMBER 31,    DECEMBER 31,     MARCH 27,      DECEMBER 31,
                                                         1997            1996            1996            1995
                                                     ------------    ------------    ------------    ------------
                                                                      (IN THOUSANDS OF DOLLARS)
Net Sales (Segment Data):
  Coated Board.....................................   $1,029,493       $749,688        $234,608       $1,007,123
  Containerboard...................................      109,361        102,424          25,496          192,497
  U.S. Timberlands/Wood Products...................           --             --          37,336          159,749
  Intersegment Eliminations........................           --             --          (3,791)         (17,065)
                                                      ----------       --------        --------       ----------
Net Sales..........................................   $1,138,854       $852,112        $293,649       $1,342,304
                                                      ==========       ========        ========       ==========
Income (Loss) from Operations (Segment Data):
  Coated Board.....................................   $   64,819       $ 54,976        $ 24,638       $  103,683
  Containerboard...................................      (41,244)       (30,969)         (5,955)          17,539
  U.S. Timberlands/Wood Products...................           --             --          13,868           49,583
  Corporate and Eliminations.......................      (16,663)       (22,588)        (16,901)         (37,668)
                                                      ----------       --------        --------       ----------
Income from Operations.............................   $    6,912       $  1,419        $ 15,650       $  133,137
                                                      ==========       ========        ========       ==========
EBITDA (Segment Data):
  Coated Board.....................................   $  187,589       $135,449        $ 47,174          176,606
  Containerboard...................................      (15,544)       (15,624)         (1,242)          38,403
  U.S. Timberlands/Wood Products...................           --         44,805          16,766           57,805
  Corporate and Eliminations.......................       (6,118)       (16,070)         (6,565)          (9,107)
                                                      ----------       --------        --------       ----------
EBITDA.............................................   $  165,927       $148,560        $ 56,133       $  263,707
                                                      ==========       ========        ========       ==========

BUSINESS TRENDS AND INITIATIVES

     The Company's cash flow from operations and EBITDA are influenced by sales volume and selling prices for its products and raw material costs, and are affected by a number of significant business, economic and competitive factors. Many of these factors are not within the Company's control. Historically, in the Coated Board business segment, the Company has experienced stable pricing for its integrated beverage carton products, and moderate cyclical pricing for its folding cartonboard, which is principally sold in the open market. The Company's folding cartonboard sales are affected by competition from competitors' CUK Board and other substrates -- SBS, CCN and, internationally, WLC -- as well as by general market conditions. In the Containerboard business segment, conditions in the cyclical worldwide commodity paperboard markets have a substantial impact on the Company's containerboard sales. During the second half of 1997, the Company realized improvement in its containerboard selling prices consistent with industry trends.

     The Company is pursuing a number of long-term initiatives designed to improve productivity and profitability while continuing to implement its Coated Board business strategy. In June 1997, the Company completed the upgrade of the second Macon Mill paperboard machine to begin CUK Board production. During the second half of 1997, the Company produced approximately 30,000 tons of CUK Board on the second Macon Mill paperboard machine. In addition, approximately 154,000 tons of linerboard was produced on this paper machine during 1997. The Company expects that the second Macon Mill paperboard machine will be able to produce approximately 275,000 tons of CUK Board annually in 18 to 24 months following the June 1997 start-up. In addition, the Company has taken actions to increase open market folding cartonboard sales volume, completed a profit center reorganization of its operations, implemented a number of cost saving measures and effected several management changes and, as part of its ongoing reevaluation of current operations and assets, has reduced planned capital expenditures and begun a Company-wide inventory reduction initiative. As a result of the inventory reduction initiative, inventory decreased by approximately $37 million at December 31, 1997 as compared to December 31, 1996. The Company continues to evaluate its current operations and assets with a view to rationalizing its operations and improving profitability, in particular with respect to its international folding cartonboard business converting assets and strategy.

     On March 12, 1998, the Company entered into an agreement with Carter Holt Harvey ("Carter Holt") for the sale of Riverwood's folding carton business in Australia. The closing of the sale, which is subject to customary conditions, is expected to occur by the end of March 1998. Under the terms of the agreement for such sale, the Company will sell to Carter Holt substantially all of Riverwood's Australian folding carton assets, and Carter Holt will assume certain specified liabilities. The Company will retain substantially all of its beverage multiple packaging business in Australia. Under the agreement, Carter Holt has agreed to purchase from the Company a portion of its coated board requirements in Australia and to supply beverage cartons to meet the Company's needs for its Australian beverage business. After applying the proceeds of the transaction to repay all outstanding borrowings under its Australian revolving credit facility and to pay transaction-related expenses, the Company expects to reinvest in its business the remaining estimated net proceeds of approximately $40 million Australian dollars (subject to certain post-closing adjustments). Riverwood does not expect the sale of its Australian folding carton business to significantly impact its 1998 results of operations or EBITDA.

     The Company continues to shift its mix of packaging machinery placements from the U.S. to international locations and is reducing U.S. staffing in its Packaging Machinery Division. Packaging machinery placements during the year ended December 31, 1997 remained relatively constant when compared to the number of packaging machines placed during the year ended December 31, 1996. The Company will be more selective in future packaging machinery placements to ensure appropriate returns and, accordingly, expects a reduction of approximately 20% in new packaging machinery placements during the year ended December 31, 1998. Despite the expected reduction in the rate of new packaging machinery placements, the Company expects an increase in beverage cartonboard tonnage in 1998 as the number of packaging machines in service and the cartonboard throughput per machine increases.

     Work has continued under the Company's collective bargaining agreement covering employees at the Macon Mill, which was renewable on January 1, 1998. Labor agreement negotiations are continuing at the Macon Mill and cover discussions ranging from economics to new contract language with respect to outsourcing work and asset sales. The union negotiating committee has agreed to recommend the Company's latest proposal to the union members.

     Early 1998 CUK Board sales and backlog are strong, but production shortfalls at the Macon Mill reduced the Company's CUK Board inventory levels below target levels. Principal contributors to the production shortfall were distractions associated with continuing efforts to negotiate a new labor agreement at the Macon Mill and a failure to maintain ramp-up of production on the second paper machine at the Macon Mill.

OUTLOOK

     The Company expects that its 1998 EBITDA will significantly exceed its 1997 EBITDA, although no assurance can be given in this regard. The achievement of this expectation is dependent upon (among other things) a number of profit improvement initiatives, including significantly increasing open market folding cartonboard sales volumes above 1997 levels, selling price improvements for containerboard products, improvements in international converting operations, improving U.S. mill throughput as the successful start-up of the second Macon Mill paper machine continues, and continued cost savings from actions taken to date. The Company anticipates that the cost savings from actions taken to date will reduce expenditures by approximately $30 million on an annualized basis, over half of which was realized during 1997. Management expects to identify an additional $10 million of annualized cost savings to be acted upon in 1998 (see "-- Business Trends and Initiatives"). The Company expects that it will achieve continued sales volume increases in its international beverage and U.S. soft drink carton markets in 1998, while its U.S. beer carton volume will remain relatively flat, consistent with U.S. brewers trading market share, though no assurance can be given that this volume growth will be achieved. The Company expects that U.S. open market board prices for SBS and CUK Board will not increase substantially in 1998, despite announced price increases.

  1997 Compared with 1996

RESULTS OF OPERATIONS

     The following is a discussion of the Company's results of operations on a pro forma basis. The discussion is based upon the year ended December 31, 1997, exclusive of the net effect of Purchased Asset Costs made in this period, in comparison to the nine-month period ended December 31, 1996, exclusive of the net effect of Purchased Asset Costs made in this period, plus the three-month period ended March 27, 1996, exclusive of Other Costs and the U.S. Timberlands/Wood Products business segment results of operations, as follows:

                                                  PRO FORMA      % INCREASE     PRO FORMA
                                                  YEAR ENDED     (DECREASE)     YEAR ENDED
                                                 DECEMBER 31,    FROM PRIOR    DECEMBER 31,
                                                     1997           YEAR           1996
                                                 ------------    ----------    ------------
                                                         (IN THOUSANDS OF DOLLARS)
Net Sales (Segment Data):
  Coated Board.................................   $1,029,493         4.6%       $  984,296
  Containerboard...............................      109,361       (14.5)          127,920
                                                  ----------                    ----------
Net Sales......................................    1,138,854         2.4         1,112,216
Cost of Sales..................................      973,502         3.9           937,149
                                                  ----------                    ----------
Gross Profit...................................      165,352        (5.5)          175,067
Selling, General and Administrative............      116,581       (10.9)          130,821
Research, Development and Engineering..........        5,171       (44.7)            9,349
Other Expense, net.............................        4,211        (6.1)            4,487
                                                  ----------                    ----------
Income from Operations.........................   $   39,389        29.5%       $   30,410
                                                  ==========                    ==========
Income (Loss) from Operations (Segment Data):
  Coated Board.................................   $   93,652        (0.9)%      $   94,486
  Containerboard...............................      (37,600)      (10.2)          (34,117)
  Corporate....................................      (16,663)       44.4           (29,959)
                                                  ----------                    ----------
Income from Operations.........................   $   39,389        29.5%       $   30,410
                                                  ==========                    ==========

PAPERBOARD SHIPMENTS

     The following represents shipments of Coated Board and Containerboard to outside customers. Shipments of Coated Board represent sales to customers of beverage carrierboard, folding cartonboard and WLC (other than from the Swedish
Mill). Shipments from the Swedish Mill represent sales to customers of WLC produced at this mill. Shipments of Containerboard represent sales to customers of linerboard, corrugating medium and kraft paper. Total shipments for the years ended December 31, 1997 and 1996 were as follows:

                                                                1997         1996
                                                              ---------    ---------
                                                              (IN THOUSANDS OF TONS)
Coated Board................................................     933.1        837.5
Swedish Mill................................................     143.0        122.4
Containerboard..............................................     421.6        476.8
                                                               -------      -------
                                                               1,497.7      1,436.7
                                                               =======      =======

NET SALES

     As a result of the factors described below, the Company's Net Sales in 1997 increased by $26.6 million, or 2.4 percent, compared with 1996. Net Sales in the Coated Board business segment increased by $45.2 million in 1997, or 4.6 percent, to $1,029.5 million from $984.3 million in 1996, due primarily to increased sales volume in international and U.S. beverage markets and U.S. folding cartonboard markets combined with slightly improved selling prices and better product mix in U.S. beverage markets. These improvements were offset somewhat by lower selling prices in U.S. folding cartonboard markets, lower selling prices and sales volume in international folding cartonboard markets and negative impacts of foreign currency translation associated with the strengthening of the U.S. dollar. Net Sales in the Containerboard business segment decreased $18.5 million, or 14.5 percent, to $109.4 million in 1997 from $127.9 million in 1996, due principally to lower average selling prices and a 12 percent decrease in sales volumes as a result of the significant decline in containerboard markets worldwide that began in the latter part of 1995 and continued into the second quarter of 1997. Containerboard selling prices began to improve in the third quarter of 1997, and although the Company's average containerboard selling prices for 1997 were below the average for 1996, the Company's containerboard selling prices for the fourth quarter of 1997 exceeded those of the same period of 1996. Linerboard sales volume declined significantly due to an overall shift from linerboard to CUK Board production.

GROSS PROFIT

     As a result of the factors discussed below, the Company's Gross Profit for 1997 decreased $9.7 million, or 5.5 percent, to $165.4 million from $175.1 million in 1996. The Company's gross profit margin decreased to 14.5 percent for 1997 from 15.7 percent in 1996. In the Containerboard business segment, Gross Profit decreased $5.0 million to a loss of $32.1 million in 1997 as compared to a loss in 1996 of $27.1 million. This decrease was due principally to lower average selling prices of containerboard. Gross profit in the Coated Board business segment decreased by $6.4 million, or 3.1 percent, to $198.3 million in 1997 as compared to $204.7 million in 1996, while its gross profit margin decreased to 19.3 percent in 1997 from 20.8 percent in 1996. This decrease in gross profit resulted principally from lower selling prices in worldwide folding cartonboard markets, offset somewhat by slightly higher selling prices and lower production costs in the Company's U.S. integrated beverage business.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, General and Administrative expenses decreased $14.2 million, or
10.9 percent, to $116.6 million in 1997 as compared to $130.8 million in 1996, and as a percentage of Net Sales, decreased from 11.8 percent in 1996 to 10.2 percent in 1997. This decrease was due primarily to Company cost reduction initiatives that began in early 1997, offset somewhat by incremental costs relating to the implementation of a new computerized information system (see "-- Liquidity and Capital Resources -- Upgrade of Information Systems and Year 2000 Compliance").

RESEARCH, DEVELOPMENT AND ENGINEERING

     Research, Development and Engineering expenses decreased by $4.2 million, or 44.7 percent, to $5.2 million in 1997 from $9.4 million in 1996 due principally to reduced research and development activities on packaging machinery resulting from the closure of the packaging machinery facilities in Marietta, Georgia and Koln, Germany in April and June 1997, respectively.

OTHER EXPENSE, NET

     Other Expense, net, decreased by approximately $0.3 million, or 6.1 percent, to $4.2 million in 1997.

INCOME FROM OPERATIONS

     Primarily as a result of the factors discussed above, the Company's Income from Operations in 1997 increased by $9.0 million, or 29.5 percent, to $39.4 million from $30.4 million in 1996, while the Company's operating margin increased to 3.5 percent in 1997 from 2.7 percent in 1996. (Loss) from Operations in the Containerboard business segment increased $3.5 million to a loss of $37.6 million in 1997 from a (Loss) from Operations of $34.1 million in 1996, primarily as a result of the factors described above. Income from Operations in the Coated Board business segment decreased $0.8 million, or 0.9 percent, to $93.7 million in 1997 from $94.5 million in 1996, while the operating margin decreased to 9.1 percent in 1997 from 9.6 percent for 1996, primarily as a result of the factors described above.

FLUCTUATIONS IN U.S. CURRENCY EXCHANGE RATES

     Fluctuations in U.S. dollar currency exchange rates did not have a significant impact on Gross Profit, operating expenses or Income from Operations of the Company or any of its business segments during 1997 or 1996.

     INTEREST INCOME, INTEREST EXPENSE, INCOME TAXES, EQUITY IN NET EARNINGS OF AFFILIATES, DISCONTINUED OPERATIONS, EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT AND CHANGE IN ACCOUNTING PRINCIPLE.

INTEREST INCOME

     Interest Income increased slightly to $1.1 million in 1997 from $1.0 million in the year ended December 31, 1996.

INTEREST EXPENSE

     Interest Expense remained relatively unchanged at $172.2 million in 1997 resulting from the reduction in debt related to the October 1996 repayment of term loans from a portion of the proceeds of the sale of substantially all of the assets of the U.S. Timberlands/Wood Products business segment, offset by the increased indebtedness incurred in connection with the Merger in March 1996. During 1997 and 1996, the Company capitalized interest of $3.5 million and $2.5 million, respectively. Amortization of deferred debt issuance costs, exclusive of the amount recognized as an extraordinary loss on early extinguishment of debt (see "-- Extraordinary Loss on Early Extinguishment of Debt"), was $11.8 million and $12.4 million for 1997 and 1996, respectively.

INCOME TAX EXPENSE (BENEFIT)

     During 1997, the Company recognized an income tax expense of $5.6 million on a Loss from Continuing Operations before Income Taxes and Equity in Net Earnings of Affiliates of $164.2 million. During the Year ended December 31, 1996, the Company recognized an income tax expense of $0.7 million on a Loss from Continuing Operations before Income Taxes and Equity in Net Earnings of Affiliates of $154.1 million. These expenses differed from the statutory U.S. federal income tax rate primarily because of valuation allowances established on net operating loss carryforward tax assets in the U.S. and certain international locations where the realization of such benefits is less likely than not.

EQUITY IN NET EARNINGS OF AFFILIATES

     Equity in Net Earnings of Affiliates is comprised primarily of the Company's equity in net earnings of Igaras, which is accounted for under the equity method of accounting. Equity in Net Earnings of Affiliates increased $0.4 million, or 1.9 percent, to $22.9 million for 1997. During 1997 and 1996, the Company received net dividends from Igaras of approximately $4.0 million and $5.0 million, respectively. Under the Igaras joint venture agreement, Igaras is required to pay dividends equal to at least 25 percent of its net profits. Additionally during 1997 and 1996, the Company received net dividends from its equity investments other than Igaras of $1.2 million and $0.4 million, respectively.

DISCONTINUED OPERATIONS

     On October 18, 1996, the Company sold substantially all of the assets of the U.S. Timberlands/Wood Products business segment for approximately $550 million in cash. The Company did not recognize any gain or loss on the sale. The operating results of the U.S. Timberlands/Wood Products business segment were classified as discontinued operations for the period beginning March 28, 1996 and ending October 18, 1996 (the date of sale).

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT

     On July 28, 1997, the Company completed an offering of the 1997 Notes. The net proceeds of this offering were applied to prepay certain revolving credit borrowings under the Revolving Facility (without any commitment reduction), and to refinance certain Tranche A term loans and other borrowings under the Senior Secured Credit Agreement. During the third quarter of 1997, the Company recorded a non-cash, extraordinary charge to earnings of approximately $2.5 million, net of tax of $0, related to the write-off of the applicable portion of deferred debt issuance costs on the Tranche A term loans.

     In October 1996, the Company applied the proceeds from the sales of the U.S. Timberlands/Wood Products business segment to loans outstanding under the Term Loan Facility and to outstanding borrowings under the Revolving Credit Facility. This early retirement of debt resulted in a non-cash extraordinary charge in 1996 of $10.3 million, net of tax of $0, relating to the write-off of deferred debt issuance costs.

CHANGE IN ACCOUNTING PRINCIPLE

     In accordance with the EITF (Emerging Issues Task Force) consensus reached on November 20, 1997, the Company is required to change its accounting for business process reengineering costs. EITF 97-13 "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project that Combines Business Process Reengineering and Information Technology Transformation," requires that the cost of business process reengineering activities that are part of a project to acquire, develop or implement internal use software, whether done internally or by third parties, be expensed as incurred. Previously, the Company capitalized these costs as systems development costs.

     The accounting change, effective in the fourth quarter of 1997, resulted in a cumulative charge of $3.1 million, net of tax of $0.

  1996 Compared with 1995

RESULTS OF OPERATIONS

     The following is a discussion of the Company's results of operations on a pro forma basis. The discussion is based upon the nine-month period ended December 31, 1996, exclusive of the net effect of Purchased Asset Costs made in this period, plus the three-month period ended March 27, 1996, exclusive of Other Costs and the U.S. Timberlands/Wood Products business segment results of operations, in comparison to the year ended December 31, 1995, exclusive of Other Costs and the U.S. Timberlands/Wood Products business segment results of operations, as follows:

                                                  PRO FORMA      % INCREASE     PRO FORMA
                                                  YEAR ENDED     (DECREASE)     YEAR ENDED
                                                 DECEMBER 31,    FROM PRIOR    DECEMBER 31,
                                                     1996           YEAR           1995
                                                 ------------    ----------    ------------
                                                         (IN THOUSANDS OF DOLLARS)
Net Sales (Segment Data):
  Coated Board.................................   $  984,296        (2.3)%      $1,007,123
  Containerboard...............................      127,920       (33.5)          192,497
                                                  ----------                    ----------
Net Sales......................................    1,112,216        (7.3)        1,199,620
Cost of Sales..................................      937,149        (2.2)          957,951
                                                  ----------                    ----------
Gross Profit...................................      175,067       (27.6)          241,669
Selling, General and Administrative............      130,821         5.7           123,737
Research, Development and Engineering..........        9,349        (4.8)            9,819
Other Expense, net.............................        4,487        16.9             3,838
                                                  ----------                    ----------
Income from Operations.........................   $   30,410       (70.8)%      $  104,275
                                                  ==========                    ==========
Income (Loss) from Operations (Segment Data):
  Coated Board.................................   $   94,486       (14.9)%      $  111,070
  Containerboard...............................      (34,117)         --            18,460
  Corporate....................................      (29,959)      (18.6)          (25,255)
                                                  ----------                    ----------
Income from Operations.........................   $   30,410       (70.8)%      $  104,275
                                                  ==========                    ==========

PAPERBOARD SHIPMENTS

     The following represents shipments of Coated Board and Containerboard to outside customers. Shipments of Coated Board represent sales to customers of beverage carrierboard, folding cartonboard, and WLC (other than from the Swedish
Mill). Shipments from the Swedish Mill represent sales to customers of WLC produced at this mill. Shipments of Containerboard represent sales to customers of linerboard, corrugating medium and kraft paper. Total shipments for the years ended 1996 and 1995 were as follows:

                                                                1996         1995
                                                              ---------    ---------
                                                              (IN THOUSANDS OF TONS)
Coated Board................................................     837.5        853.3
Swedish Mill................................................     122.4        133.7
Containerboard..............................................     476.8        458.3
                                                               -------      -------
                                                               1,436.7      1,445.3
                                                               =======      =======

NET SALES

     As a result of the factors described below, the Company's Net Sales in 1996 declined by $87.4 million, or 7.3 percent, compared with 1995. Net Sales in the Containerboard business segment decreased $64.6 million, or 33.6 percent, to $127.9 million in 1996 from $192.5 million in 1995, due principally to selling price declines as a result of the significant decline in containerboard markets worldwide that began in the latter part of 1995 and continued through 1996, which were partially offset by increased sales volumes. Net Sales in the Coated Board business segment decreased by $22.8 million in 1996, or 2.3 percent, to $984.3 million from $1,007.1 million in 1995, due primarily to decreased sales volume as a result of an overall decline in demand in U.S. and international folding cartonboard markets and international beverage markets due to substitution by customers of competing substrates for the Company's coated board in these markets, as a result of pricing pressures, quality and production issues at the West Monroe Mill and other competitive factors. These decreases were offset somewhat by a shift in product mix in U.S. beverage markets to higher sales of U.S. integrated beverage products as well as selling price increases in U.S. integrated beverage markets.

GROSS PROFIT

     As a result of the factors discussed below, the Company's Gross Profit for 1996 decreased $66.6 million, or 27.6 percent, to $175.1 million from $241.7 million in 1995. The Company's gross profit margin decreased to 15.7 percent for 1996 from 20.1 percent in 1995. In the Containerboard business segment, Gross Profit decreased $52.4 million in 1996 as compared to 1995, to a loss in 1996 of $27.1 million. This decrease was due principally to selling price declines resulting from the significant decline in containerboard markets worldwide that began in the latter part of 1995 and continued through 1996. In the Coated Board business segment, Gross Profit decreased by $12.5 million, or 5.8 percent, to $204.7 million in 1996 as compared to $217.2 million in 1995, while its gross profit margin percentage decreased to 20.8 percent in 1996 from 21.6 percent in 1995. The decrease in the gross profit margin resulted principally from a shift in sales from folding cartonboard open markets to lower margin U.S. integrated beverage products combined with increased production costs in certain international folding cartonboard markets, lower selling prices in U.S. folding cartonboard open markets and unabsorbed fixed costs at the two U.S. paper mills as a result of CUK Board paper machine outages effected in the fourth quarter of 1996 in order to correct CUK Board inventory imbalances. These factors were offset somewhat by selling price increases in U.S. domestic integrated beverage markets.

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

OTHER EXPENSE, NET

     Other Expense, net, increased by approximately $0.6 million, or 16.9 percent, to $4.5 million in 1996 primarily as a result of lower sales of minor surplus assets and higher banking fees, partially offset by higher gains on foreign currency transactions.

INCOME FROM OPERATIONS

     Primarily as a result of the factors discussed above, the Company's Income from Operations in 1996 decreased by $73.9 million, or 70.8 percent, to $30.4 million from $104.3 million in 1995, while the Company's operating margin decreased to 2.7 percent in 1996 from 8.7 percent in 1995. Income from Operations in the Containerboard business segment decreased $52.6 million to a loss of $34.1 million in 1996 from Income from Operations of $18.5 million in 1995, primarily as a result of the factors described above. Income from Operations in the Coated Board business segment decreased $16.6 million, or 14.9 percent, to $94.5 million in 1996 from $111.1 million in 1995, while the operating margin decreased to 9.6 percent from 11.0 percent for 1995, primarily as a result of the factors described above.

FLUCTUATIONS IN U.S. CURRENCY EXCHANGE RATES

     Fluctuations in U.S. dollar currency exchange rates did not have a significant impact on Net Sales, Gross Profit, operating expenses or Income from Operations of the Company or Predecessor or any of its business segments during 1996 or 1995.

     INTEREST INCOME, INTEREST EXPENSE, INCOME TAXES, EQUITY IN NET EARNINGS OF AFFILIATES, DISCONTINUED OPERATIONS AND EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT

INTEREST INCOME

     Interest Income decreased $1.0 million to $1.0 million in the Year ended December 31, 1996 from the same period of 1995, primarily as a result of lower average balances of cash and equivalents and marketable securities in 1996 as compared to 1995.

INTEREST EXPENSE

     Interest Expense increased $66.5 million to $172.2 million in the year ended December 31, 1996 from 1995 primarily as a result of incremental indebtedness incurred in connection with the Merger. During 1996 and 1995, the Company capitalized interest of $2.5 million and $2.3 million, respectively. Amortization of deferred debt issuance costs, exclusive of the amount recognized as an extraordinary loss on early extinguishment of debt (see "-- Extraordinary Loss on Early Extinguishment of Debt"), for 1996 and 1995 was $12.4 million and $2.7 million, respectively. The increase in the amortization of deferred debt issuance costs in 1996 is a result of significantly higher deferred debt issuance costs incurred in connection with the above mentioned incremental borrowings.

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

EQUITY IN NET EARNINGS OF AFFILIATES

     Equity in Net Earnings of Affiliates is comprised primarily of the Company's equity in net earnings of Igaras, which is accounted for under the equity method of accounting. Equity in Net Earnings of Affiliates decreased $12.4 million to $22.5 million for 1996 from 1995, primarily as a result of the significant decline in containerboard markets worldwide. During the year ended December 31, 1996, the Company received dividends from Igaras of approximately $5.0 million. Under the Igaras joint venture agreement, Igaras is required to pay dividends equal to at least 25 percent of its net profits.

DISCONTINUED OPERATIONS

     On October 18, 1996, the Company sold substantially all of the assets of the U.S. Timberlands/Wood Products business segment for approximately $550 million in cash. The Company did not recognize any gain or loss on the sale. Net Sales in the U.S. Timberlands/Wood Products business segment decreased by $28.0 million, or 19.6 percent, in 1996 as compared to 1995, due principally to the partial year of sales reported in 1996 and to decreased plywood selling prices, offset somewhat by higher lumber selling prices. Excluding the effects of Purchased Asset Costs for 1996, and excluding Other Costs for periods prior to the Merger, Income from Operations in the U.S. Timberlands/Wood Products business segment increased $1.5 million, or 3.0 percent, in 1996 as compared to 1995, primarily as a result of lower log costs and increased selling prices for lumber.

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT

     In October 1996, the Company applied the proceeds from the sale of the U.S. Timberlands/Wood Products business segment to loans outstanding under the Term Loan Facility and to outstanding borrowings under the Revolving Credit Facility. This early retirement of debt resulted in a non-cash extraordinary charge in 1996 of $10.3 million, net of tax of $0, relating to the write-off of deferred debt issuance costs.

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

CASH FLOWS

     Cash and equivalents decreased by approximately $1.6 million in 1997 primarily as a result of $160.4 million and $4.2 million of net cash used in investing and operating activities, respectively, offset in part by $166.0 million of net cash provided by financing activities. Cash used in investing activities related principally to the purchases of property, plant and equipment (see "-- Liquidity and Capital Resources -- Capital Expenditures"). Cash provided by financing activities resulted primarily from net debt borrowings (see "-- Liquidity and Capital Resources"). Depreciation and amortization during 1997 totaled approximately $137.4 million, and is expected to be approximately $145 million to $150 million for 1998.

     The Company's cash flows from its operations and EBITDA are subject to moderate seasonality with demand usually increasing in the spring and summer. The Company's Coated Board business segment experiences seasonality principally due to the seasonality of the worldwide multiple packaging beverage segment. Historically, the Company's Coated Board business segment reports its strongest sales in the second and third quarters of the fiscal year, driven by the seasonality of the Company's integrated beverage business.

LIQUIDITY AND CAPITAL RESOURCES

  Generally

     The Company's liquidity needs arise primarily from debt service on the substantial indebtedness incurred in connection with the Merger and from the funding of its capital expenditures. As of December 31, 1997, the Company had outstanding approximately $1,751 million of long-term debt, consisting primarily of $650 million aggregate principal amount of the 1996 Notes, $250 million of the 1997 Notes, $644 million outstanding under the Term Loan Facility and additional amounts under the Revolving Facility, the Machinery Facility and other debt issues and facilities (see Note 10 to the Consolidated Financial Statements). During 1997, the Company had a net increase in borrowings of approximately $178.0 million.

DEBT SERVICE

     Principal and interest payments under the Term Loan Facility, the Revolving Facility and the Machinery Facility, together with interest payments on the 1997 Notes and 1996 Notes, represent significant liquidity requirements for the Company. The Company applied $105.0 million of the proceeds from the 1997 Notes in July 1997 to refinance a portion of the Tranche A term loans under the Term Loan Facility, $50 million of the proceeds of the 1997 Notes to refinance the Tranche D term loan under the Senior Secured Credit Agreement, and the remaining proceeds from the 1997 Notes to prepay outstanding revolving credit borrowings under the Revolving Facility. Scheduled term loan principal payments under the Term Loan Facility have been reduced to reflect this application of proceeds. Annual term loan amortization requirements under the Term Loan Facility, after giving effect to the refinancing of the Term Loan Facility from a portion of the proceeds of the 1997 Notes, will be approximately $3 million, $4 million, $4 million, $120 million, $173 million, $184 million and $156 million for each of the years 1998 through 2004, respectively. This application of proceeds did not involve any reduction in the current aggregate Revolving Facility commitment of $400 million. In the third quarter of 1997, the Company recorded a non-cash extraordinary charge to earnings of approximately $2.5 million, net of tax, related to the write-off of the applicable portion of deferred debt issuance costs on the Tranche A term loans under the Term Loan Facility.

     The Revolving Facility will mature in March 2003 and the Machinery Facility will mature in March 2001, with all amounts then outstanding becoming due. The Company expects that its working capital and business needs will require it to continue to have access to these or similar revolving credit facilities after their respective maturity dates, and that the Company accordingly will have to extend, renew, replace or otherwise refinance such facilities at or prior to such dates. No assurance can be given that it will be able to do so. The loans under the Facilities bear interest at floating rates based upon the interest rate option elected by the Company. The Tranche A term loans, Tranche B term loans and Tranche C term loans under the Term Loan Facility bore interest as of December 31, 1997 at an average rate per annum of 8.9 percent. The Senior Notes, the 1997 Notes and the Senior Subordinated Notes bear interest at rates of 10 1/4 percent, 10 5/8 percent and 10 7/8 percent, respectively. Interest expense in 1998 is expected to be approximately $190 million, including approximately $10 million of non-cash amortization of deferred debt issuance costs. During 1997, cash paid for interest was approximately $155.4 million. The Company's Australian revolving credit facility matures in September 1998, with all amounts then outstanding becoming due. The Company accordingly will have to extend, renew, replace or otherwise refinance such facility at or prior to such date. No assurance can be given that it will be able to do so. The total amount outstanding under such facility was $20.4 million at December 31, 1997 and was included in Short-term debt in the Consolidated Balance Sheets. The Company intends to use a portion of the proceeds from the sale of its Australian folding carton business to repay all outstanding borrowings under such facility. See
"-- Business Trends and Initiatives".

     The Company uses interest rate swap and cap agreements to fix or cap a portion of its variable rate Term Loan Facility to a fixed rate in order to reduce the impact of interest rate changes on future income. The difference to be paid or received under these agreements is recognized as an adjustment to interest expense related to that debt. At December 31, 1997, the Company had interest rate swap agreements (with a notional amount of $250 million) under which the Company will pay fixed rates of 6.0675 percent to 6.375 percent and receive three-month LIBOR, and three-month 7.0 percent LIBOR cap agreements (with a notional amount of $400 million) that expire through May 31, 1998.

COVENANT RESTRICTIONS

     The Credit Agreements impose restrictions on the Company's ability to make capital expenditures and both the Credit Agreements and the Indentures governing the 1996 Notes and the 1997 Notes limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, meet its capital spending program, provide for unanticipated capital investments or take advantage of business opportunities. The covenants contained in the Credit Agreements also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, repay the relevant 1996 Notes or the 1997 Notes, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with affiliates, and otherwise restrict corporate activities. The covenants contained in such indentures also impose restrictions on the operation of the Company's business. At December 31, 1997, the Company was in compliance with the financial covenants in the Credit Agreements.

     In connection with the offering of the 1997 Notes, certain financial and other covenants in the Credit Agreements were amended to reflect the Company's recent financial results and market and operating conditions, as well as the consummation of the 1997 Notes offering and the prepayment of the Term Loan Facility and other borrowings. Covenant modifications included reductions in permitted capital expenditures (subject to certain carryover allowances and other adjustments) of no more than $175 million, $140 million, $140 million, and $135 million for 1997 through 2000, respectively, and $130 million per year thereafter. The amended covenants specify, among other changes, the elimination of the minimum consolidated net worth requirements, and the following amended minimum EBITDA and interest coverage ratio requirements for each four quarter period ending during the following test periods:

PERIOD                                                  EBITDA       INTEREST COVERAGE RATIO
------                                               ------------    -----------------------
December 31, 1996 - December 30, 1997..............  $130 million         0.80 to 1.00
December 31, 1997 - December 30, 1998..............  $140 million         0.85 to 1.00
December 31, 1998 - December 30, 1999..............  $200 million         1.00 to 1.00
December 31, 1999 - December 30, 2000..............  $265 million         1.25 to 1.00
December 31, 2000 - December 30, 2001..............  $325 million         1.50 to 1.00
December 31, 2001 - December 30, 2002..............  $350 million         1.75 to 1.00
December 31, 2002 - December 30, 2003..............  $375 million         2.00 to 1.00
Thereafter.........................................  $400 million         2.25 to 1.00

CAPITAL EXPENDITURES

     Capital spending during 1997 was approximately $142.3 million. During 1997, the Company completed projects to modify the pulp mill at the Macon Mill and to convert the second paperboard machine at the Macon Mill to CUK Board production. The cost of the pulp mill modification, completed in February 1997, was approximately $32 million. The paper machine conversion cost approximately $85 million. Cumulative capital spending on this paper machine conversion project through December 31, 1997 was approximately $84 million. Capital spending on these two projects totaled approximately $69 million in 1997. Other capital spending during 1997 related primarily to increasing paper production efficiencies, increasing converting capacity, manufacturing packaging machinery and upgrading the Company's information systems. With the completion of both the pulp mill modification and the second paper machine conversion at the Macon mill, total capital spending for 1998 is expected to be approximately $100 million, and is expected to relate principally to maintenance, environmental and productivity improvement projects, the production of packaging machinery and the planned upgrading of the Company's information systems (which is expected to cost up to approximately $30 million through 1999). See "-- Upgrade of Information Systems and Year 2000 Compliance".

FINANCING SOURCES AND CASH FLOWS

     In connection with and following the Merger, the Company decided in 1996 to exit certain businesses and operating activities, including the sale or closure of the Company's last dedicated folding cartonboard converting plant in the United States, located in Kankakee, Illinois, packaging machinery manufacturing plants in Marietta, Georgia and Koln, Germany, a beverage multiple packaging converting plant in Bakersfield, California and the trucking transportation operations in West Monroe, Louisiana, as well as the consolidation and realignment of certain operations in the United States, Australia and Europe. The cost of exiting these businesses and operating activities was approximately $38.6 million which was accrued during 1996 as a purchase accounting adjustment. The costs relate principally to the severance of approximately 750 employees, relocation and other plant closure costs. At December 31, 1997, $12.0 million of this total was accrued in Other accrued liabilities on the Consolidated Balance Sheets. During 1997, $18.3 million was paid out and charged against the accrual and related primarily to severance costs.

     At December 31, 1997, the Company and its U.S. and international subsidiaries had the following amounts of commitments, amounts outstanding and amounts available under revolving credit facilities:

                                           TOTAL         TOTAL AMOUNT         TOTAL AMOUNT
                                         AMOUNT OF      OUTSTANDING AT        AVAILABLE AT
                                        COMMITMENTS    DECEMBER 31, 1997    DECEMBER 31, 1997
                                        -----------    -----------------    -----------------
                                                      (IN THOUSANDS OF DOLLARS)
Revolving Facility....................   $400,000          $144,400             $255,600
Machinery Facility....................    140,000            19,000               33,000
International Facilities..............     50,380            29,682               20,698
                                         --------          --------             --------
                                         $590,380          $193,082             $309,298
                                         ========          ========             ========

     The Machinery Facility is limited by a borrowing base. Undrawn Revolving Facility availability is expected to be used to meet future working capital and other business needs of the Company. The Company anticipates pursuing additional working capital financing for its foreign operations as necessary.

     As described above, the Company has substantial liquidity, but anticipates additional borrowings under the Revolving Facility throughout 1998. The Company believes that cash generated from operations, together with amounts available under its Revolving Facility, the Machinery Facility and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs until the maturity of the Revolving Facility (assuming extension or refinancing of the Machinery Facility at its earlier maturity), although no assurance can be given in this regard. The Company's future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see "-- Covenant Restrictions"), will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control and will be substantially dependent on the selling prices for the Company's products and the Company's ability to successfully implement its overall business and profitability strategies.

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

     In late 1993, the U.S. Environmental Protection Agency (the "EPA") proposed regulations (generally referred to as the "cluster rules") that would mandate more stringent controls on air and water discharges from United States pulp and paper mills. In 1996, the EPA released additional clarification of the proposed cluster rules. Based on this information, the Company expects that the cluster rules may be finally promulgated in 1998 and estimates the capital spending that may be required to comply with the cluster rules could reach $55 million to be spent at its two U.S. paper mills over an eight-year period beginning in 1998.

     In late 1995, the Louisiana Department of Environmental Quality (the "DEQ") notified the Company that the Predecessor may be liable for the remediation of hazardous substances at a wood treatment site in Shreveport, Louisiana, that the Predecessor or its predecessor previously operated, and at a former oil refinery site in Caddo Parish, Louisiana that the Company currently owns. Neither the Company nor the Predecessor ever operated the oil refinery. In response to the DEQ, the Company has provided additional information concerning these sites and has commenced its own evaluation of any claims and remediation liabilities for which it may be responsible. The Company received a letter from the DEQ dated May 20, 1996, requesting a plan for soil and groundwater sampling of the wood treatment site. The Company first met with the DEQ on July 18, 1996, and then submitted a soil sampling plan to the DEQ. The Company received approval for a site sampling plan in November 1997 and completed the sample collection in December 1997. The analytical results of this sampling are pending. On September 6, 1996, the Company received from the DEQ a letter requesting remediation of the former oil refinery site in Caddo Parish, Louisiana. The Company met with the DEQ on February 17, 1997 to discuss these matters. The Company is in discussions with the DEQ regarding the participation of other responsible parties in any clean up of hazardous substances at both of these sites.

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

     On December 6, 1995, Forrest Kelly Clay, a former shareholder of the Predecessor, commenced a purported class action lawsuit in the United States District Court for the Northern District of Georgia, against the Company and certain officials of the Company (the "Individual Defendants," and together with the Company, the "Defendants"). In his complaint, Clay alleges that the Defendants violated the federal securities laws by disseminating misleading statements and by omissions concerning the strategic alternatives that the Predecessor was considering, including its potential sale to a third-party investor. The complaint also alleged that the Individual Defendants, through their exercise of stock appreciation rights ("SARs"), violated the federal securities laws by trading in the Predecessor's securities while in possession of material, non-public information. The complaint generally seeks damages in an unspecified amount, as well as other relief. On June 2, 1997, the court granted Defendants' Motion for Summary Judgment and dismissed the action in its entirety. The court based its ruling on the fact that (i) none of the statements attributable to the Company concerning its review of strategic alternatives was false and (ii) there is no causal relationship between plaintiff's purchase of common stock and the Individual Defendants' exercise of SARs. Clay filed his Notice of Appeal to the United States Court of Appeals for the Eleventh Circuit on June 5, 1997. All of the briefs have been submitted to the court and oral argument was held on February 13, 1998.

INTERNATIONAL OPERATIONS

     At December 31, 1997, approximately 17 percent of the Company's total net assets were denominated in currencies other than the U.S. dollar. The Company has significant operations in countries that use the Swedish krona, the British pound sterling, the Spanish peseta, the French franc or the Australian dollar as their functional currencies. The effect of generally stronger U.S. dollar currency exchange rates in Sweden, Britain, Spain, France and Australia produced a net currency translation adjustment loss of approximately $22.3 million, which was recorded as an adjustment to shareholders' equity for the year ended December 31, 1997. The magnitude and direction of this adjustment in the future depends on the relationship of the U.S. dollar to other currencies. The Company cannot predict major currency fluctuations. The Company's revenues from export sales fluctuate with changes in foreign currency exchange rates. The Company pursues a currency hedging program in order to limit the impact of foreign currency exchange fluctuations on financial results. See "-- Financial Instruments".

FINANCIAL INSTRUMENTS

     The functional currency for most of the Company's international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to shareholders' equity. Gains and losses on foreign currency transactions are included in Other Expense, net, in the Consolidated Statements of Operations for the period in which the exchange rate changes.

     The Company pursues a currency hedging program which utilizes derivatives to limit the impact of foreign currency exchange fluctuations on its consolidated financial results. Under this program, the Company has entered into forward exchange and option contracts in the normal course of business to hedge certain foreign currency denominated transactions. Realized and unrealized gains and losses on these forward contracts are included in the measurement of the basis of the related foreign currency transaction when recorded. The premium on an option contract is accounted for separately and amortized to Other Expense, net, over the term of the contract. These instruments involve, to varying degrees, elements of market and credit risk in excess of the amounts recognized in the Consolidated Balance Sheets. The Company does not hold or issue financial instruments for trading purposes.

IMPACT OF INFLATION

     In the U.S., the inflation rate was approximately two percent for 1997. In both Europe and Australia, where the Company has manufacturing facilities, the inflation rate for 1997 was less than three percent. Net sales from international operations during the period amounted to approximately $384.0 million, or 31.2 percent of the Company's combined Net Sales in 1997.

UPGRADE OF INFORMATION SYSTEMS AND YEAR 2000 COMPLIANCE

     The Company has begun to upgrade its information systems through an initiative expected to cost up to approximately $30 million to be spent through 1999. When the upgrade is complete, the Company expects a major improvement in its information systems and business processes. This initiative is expected to be complete by June 1999. Spending on this project during 1997 totaled approximately $10.0 million of which $5.7 million was capitalized.

     In conjunction with the information systems upgrade, the Company is also in the process of replacing its computer software applications and systems to accommodate the "Year 2000" dating changes necessary to permit correct recording of yearly dates for 2000 and later years. The Company does not expect that the cost of its Year 2000 compliance program will be material to its financial condition or results of operations (other than the investment in information systems of up to approximately $30 million). The Company believes that it will be able to achieve compliance by June 1999, but would anticipate a material disruption in its operations as the result of any failure by the Company to be in compliance. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve their Year 2000 compliance, the Company's business or operations could be adversely affected.

TAX MATTERS RELATING TO THE MERGER

     In connection with the Merger, the former majority owner of the Company agreed to bear the cost of a Section 338(h)(10) election for U.S. federal tax purposes and for purposes of state taxes for which the former majority owner and the Company filed returns on a combined basis. The Company agreed to bear the cost of this election for the purposes of other state taxes ("stand-alone taxes"), including Louisiana income tax. During 1997, the Company paid $33.2 million in stand-alone taxes relating to the election, including $27.5 million in Louisiana income tax, and received related tax refunds of $8.1 million. The Company's calculation of its Louisiana tax was based on state law in effect at the time of the Merger, including a 1993 amendment. In May 1997, the Louisiana Supreme Court declared the 1993 amendment to be void under the Louisiana Constitution, retroactive to 1993. It is possible that the voiding of the 1993 amendment could result in the

Company being required to pay significant additional Louisiana income tax relating to the election (plus potential penalties and statutory interest on the additional taxes). After consultation with Louisiana tax counsel, the Company filed its Louisiana income tax return for the period ended March 27, 1996 in reliance on the Louisiana tax law in effect at the time of the Merger, without the payment of any additional tax due to the voiding of the 1993 amendment. There can be no assurance, however, that the Company would ultimately prevail on this issue if Louisiana were to challenge such filing position. If the Company were not to prevail in such a challenge, significant additional Louisiana income tax relating to the election could be payable. Management estimates that the maximum amount of such additional tax is approximately $47 million (plus potential penalties and statutory interest on any additional tax). Management believes that the additional tax ultimately paid (if any) would be substantially less than the estimated maximum amount, although no assurance can be given in this regard. The Company and its advisors are continuing to study this situation. Since the law is unclear and the amounts involved could be significant, it may be several years before this matter is resolved.

     During the third quarter of 1997, the Company resolved certain tax issues related to the Merger, pursuant to the Tax Matters Agreement entered into in connection with the Merger, resulting in the receipt of approximately $16.8 million (including $0.5 million of interest) in cash from the former majority owner of the Company.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

     The statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in "--Business Trends and Initiatives" concerning (a) the improvements which the Company's long-term initiatives, including, without limitation, its profit center reorganization, are designed to achieve, (b) the Company's expectation that the second Macon Mill paper machine will be able to produce approximately 275,000 tons annually of CUK Board in 18 to 24 months following the June 1997 start-up and (c) the Company's expectation that new packaging machinery placements will be reduced in 1998; (ii) the statements in "--Outlook" concerning the Company's expectation that (a) its 1998 EBITDA will significantly exceed its 1997 EBITDA as well as each of the factors which the Company believes support such expectation, (b) it will identify an additional $10 million of annualized cost savings to be acted upon in 1998, (c) it will achieve continued sales volume increases in its international beverage and U.S. soft drink carton markets in 1998, while its U.S. beer carton volume will remain relatively flat, (d) international open market folding cartonboard sales volumes will be increased and (e) U.S. open market board prices for SBS and CUK Board will not increase substantially in 1998; (iii) the statements in "--Financial Condition, Liquidity and Capital Resources" concerning (a) the Company's expectation that depreciation and amortization for 1998 will be approximately $145 million to $150 million, (b) the Company's expectation that 1998 interest expense will be approximately $190 million, including approximately $10 million of non-cash amortization of deferred debt issuance costs, (c) the Company's expectations that total capital spending for 1998 will be approximately $100 million and that the planned upgrading of the Company's information systems will cost up to approximately $30 million (and its belief that the Company will achieve Year 2000 compliance by June 1999), (d) the Company's belief that cash generated from operations, together with amounts available under available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs until the maturity of the Revolving Facility (assuming extension or refinancing of the Machinery Facility at its earlier maturity), (e) the Company's expectations with respect to capital spending that may be required to comply with the cluster rules and that, based on current knowledge, environmental costs are not expected to have a material impact on the results of operations, cash flows or financial condition of the Company and (f) the Company's beliefs and estimates in respect of certain Louisiana income tax matters relating to the Section 338(h)(10) election, including, without limitation, management's belief that additional tax ultimately paid (if any) would be substantially less than $47 million; and (iv) other statements as to management's or the Company's expectations and beliefs presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The following important factors, and those important factors described elsewhere in this report (including, without limitation, those discussed in "--Business Trends and Initiatives", "--Outlook", "--Financial Condition, Liquidity and Capital Resources--Liquidity and Capital Resources--Environmental and Legal Matters" and "--Tax Matters Relating to the Merger"), or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements:

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

     - The Company's ability to make scheduled payments or to refinance its obligations with respect to its indebtedness, and to comply with the covenants and restrictions contained in the instruments governing such indebtedness, will depend on its financial and operating performance, which, in turn, is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond its control, including operating difficulties, increased operating costs, market cyclicality, product prices, the response of competitors, regulatory developments, and delays in implementing strategic projects.

     - The Company's ability to meet its debt service and other obligations will depend in significant part on the selling prices that the Company realizes for its folding cartonboard and containerboard products. Notwithstanding the steps taken by the Company to improve its operating results, at the depressed selling prices for folding cartonboard and containerboard that have prevailed since 1996, the Company's cash flow from operations has been less than its debt service and maintenance capital expenditure requirements. Accordingly, the Company's long-term prospects will depend on its realizing improved pricing for these products.

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

     - All of the Company's CUK Board is produced at its West Monroe and Macon Mills. Any prolonged disruption in either facility's production due to labor difficulties, equipment failures, destruction of or material damage to such facility, or other reasons, could have a material adverse effect on the Company's results of operations. Labor disputes, strikes, work stoppages or other disturbances could materially adversely affect the business, results of operations and financial condition of the Company. The unions at the Macon Mill continue to work under a contract which was renewable on January 1, 1998, and the Company is currently in labor negotiations with such unions.

     - The Company faces significant competition in its CUK Board business segment from Mead and other manufacturers of packaging machinery. The highly leveraged nature of the Company could limit the Company's ability to respond to market conditions or to make necessary or desirable capital expenditures as effectively as its competitors, which may not be as leveraged as the Company. In addition, there can be no assurance that there will not be new entrants in the CUK Board market segment. The Company's folding cartonboard sales are affected by competition from Mead's CUK Board and from other substrates: SBS and CCN and, internationally, WLC and folding boxboard. There are a large number of suppliers of paperboard for folding cartonboard applications. CUK Board competes in niche applications in folding cartonboard open markets, serving only a small portion thereof. There can be no assurance that the Company will be able to continue to compete successfully in folding cartonboard open markets.

     - Amounts paid by the Company for pine pulpwood, hardwood and recycled fibers, used in the manufacture of paperboard, and various chemicals used in the coating of CUK Board, represent the largest components of the Company's variable costs of CUK Board and containerboard production. The cost of these materials is subject to market fluctuations caused by factors beyond the Company's control. OCC recycled fiber pricing tends to be very volatile. With the October 1996 sale of the Company's timberlands, the Company now relies on private landowners and the open market for all of its virgin and recycled fiber requirements (except for CUK Board clippings from its converting operations). Under the terms of the sale of those timberlands, the Company and the buyer entered into a 20-year supply agreement, with a 10-year renewal option, for the purchase by the Company, at market-based prices, of a majority of the West Monroe Mill's requirements for pine pulpwood and residual chips, as well as a portion of the Company's needs for hardwood pulpwood at the West Monroe Mill. While the Company has not experienced any significant difficulty in obtaining adequate supplies of virgin or recycled fiber for its West Monroe Mill or Macon Mill, there can be no assurance that this will continue to be the case for either such mill. Moreover, significant increases in the cost of these materials, to the extent not reflected in prices for the Company's products, could have a material adverse effect on the Company's results of operations.

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

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosure About Pensions and other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 132 revises disclosure requirements about employers' pension and other postretirement benefit plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The Company has not determined the impact that SFAS No. 132 will have on its pension and other postretirement benefit disclosures.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable for 1997.

ITEM 8.  FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                            RIVERWOOD HOLDING, INC.

Consolidated Balance Sheets as of December 31, 1997 and
  1996......................................................  35
Consolidated Statements of Operations for the year ended
  December 31, 1997, the nine months ended December 31,
  1996, the three months ended March 27, 1996 (Predecessor)
  and the year ended December 31, 1995 (Predecessor)........  36
Consolidated Statements of Cash Flows for the year ended
  December 31, 1997, the nine months ended December 31,
  1996, the three months ended March 27, 1996 (Predecessor)
  and the year ended December 31, 1995 (Predecessor)........  37
Consolidated Statements of Shareholders' Equity for the year ended December 31, 1997, the nine months ended December
  31, 1996, the three months ended March 27, 1996
  (Predecessor) and the year ended December 31, 1995
  (Predecessor).............................................  39
Notes to Consolidated Financial Statements..................  40
Selected Quarterly Financial Data (Unaudited)...............  71
Management's Report.........................................  73
Reports of Independent Accountants..........................  74

                        IGARAS PAPEIS E EMBALAGENS S.A.

Consolidated Balance Sheets as of December 31, 1997 and
  1996......................................................  76
Consolidated Statements of Operations for each of the three
  years in the period ended December 31, 1997...............  77
Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 1997...............  78
Consolidated Statements of Shareholders' Equity for each of
  the three years in the period ended December 31, 1997.....  79
Notes to Consolidated Financial Statements..................  80
Report of Independent Accountants...........................  89

                            RIVERWOOD HOLDING, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1997            1996
                                                              ------------    ------------
                                                               (IN THOUSANDS OF DOLLARS)
ASSETS
Current Assets:
  Cash and equivalents......................................   $   15,751      $   17,357
  Receivables, net of allowances............................      151,554         153,864
  Inventories...............................................      174,498         211,965
  Prepaid expenses..........................................       10,451           8,113
  Deferred tax assets.......................................           75           2,897
                                                               ----------      ----------
          Total Current Assets..............................      352,329         394,196
Property, Plant and Equipment, at cost:
  Land and improvements.....................................       43,315          35,761
  Buildings.................................................      115,147         117,042
  Machinery and equipment...................................    1,691,900       1,608,182
                                                               ----------      ----------
                                                                1,850,362       1,760,985
  Less, Accumulated Depreciation............................      205,527          85,768
                                                               ----------      ----------
  Property, Plant and Equipment, net........................    1,644,835       1,675,217
  Deferred Tax Assets.......................................        1,106           1,532
  Investments in Net Assets of Equity Affiliates............      141,690         125,030
  Goodwill, net of accumulated amortization of $13,475 in
     1997 and $5,900 in 1996................................      304,448         318,543
  Other Assets..............................................      161,777         156,969
                                                               ----------      ----------
          Total Assets......................................   $2,606,185      $2,671,487
                                                               ==========      ==========
LIABILITIES
Current Liabilities:
  Short-term debt...........................................   $   44,330      $   18,173
  Accounts payable..........................................      116,308         125,014
  Compensation and employee benefits........................       37,510          38,017
  Income taxes..............................................       22,475          42,031
  Other accrued liabilities.................................       93,694         112,205
                                                               ----------      ----------
          Total Current Liabilities.........................      314,317         335,440
  Long-Term Debt, less current portion......................    1,712,944       1,567,259
  Deferred Income Taxes.....................................       14,383          19,722
  Other Noncurrent Liabilities..............................       79,062          85,467
                                                               ----------      ----------
          Total Liabilities.................................    2,120,706       2,007,888
CONTINGENCIES AND COMMITMENTS (Note 15)
REDEEMABLE COMMON STOCK, at current redemption value........        6,045           9,390
                                                               ----------      ----------
SHAREHOLDERS' EQUITY
  Nonredeemable Common Stock................................           75              75
  Capital in Excess of Par Value............................      751,153         751,153
  (Accumulated Deficit).....................................     (257,609)       (105,136)
  Cumulative Currency Translation Adjustment................      (14,185)          8,117
                                                               ----------      ----------
          Total Shareholders' Equity........................      479,434         654,209
                                                               ----------      ----------
          Total Liabilities and Shareholders' Equity........   $2,606,185      $2,671,487
                                                               ==========      ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                            RIVERWOOD HOLDING, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

     On March 27, 1996, Holding, through its wholly-owned subsidiary RIC Holding, acquired all of the outstanding shares of common stock of RIC. The purchase method of accounting was used to record assets acquired and liabilities assumed by Holding. As a result of the Merger, purchase accounting, the effect of the disposition of substantially all of the U.S. Timberlands/Wood Products business segment (see Note 24) and certain Other Costs of the Predecessor, the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since the financial statements report results of operations and cash flows of these two separate entities.

                                                          COMPANY                       PREDECESSOR
                                                ----------------------------    ----------------------------
                                                                NINE MONTHS     THREE MONTHS
                                                 YEAR ENDED        ENDED           ENDED         YEAR ENDED
                                                DECEMBER 31,    DECEMBER 31,     MARCH 27,      DECEMBER 31,
                                                    1997            1996            1996            1995
                                                ------------    ------------    ------------    ------------
                                                                 (IN THOUSANDS OF DOLLARS)
Net Sales.....................................   $1,138,854      $ 852,112        $293,649       $1,342,304
Cost of Sales.................................    1,000,391        734,314         232,701        1,050,081
Selling, General and Administrative...........      116,581         99,819          30,936          126,191
Research, Development and Engineering.........        5,171          7,339           2,031            9,909
Other Costs...................................           --             --          11,114           21,516
Other Expense, net............................        9,799          9,221           1,217            1,470
                                                 ----------      ---------        --------       ----------
Income from Operations........................        6,912          1,419          15,650          133,137
Interest Income...............................        1,116            702             329            2,006
Interest Expense..............................      172,230        145,845          26,392          105,741
                                                 ----------      ---------        --------       ----------
(Loss) Income from Continuing Operations
  before Income Taxes and Equity in Net
  Earnings of Affiliates......................     (164,202)      (143,724)        (10,413)          29,402
Income Tax Expense (Benefit)..................        5,645          4,180          (3,436)          18,797
                                                 ----------      ---------        --------       ----------
(Loss) Income from Continuing Operations
  before Equity in Net Earnings of
  Affiliates..................................     (169,847)      (147,904)         (6,977)          10,605
Equity in Net Earnings of Affiliates..........       22,890         17,542           4,927           34,933
                                                 ----------      ---------        --------       ----------
(Loss) Income from Continuing Operations......     (146,957)      (130,362)         (2,050)          45,538
Income from Discontinued Operations,
    net of tax of $0..........................           --         35,546              --               --
                                                 ----------      ---------        --------       ----------
(Loss) Income before Extraordinary Item and
  Cumulative Effect of a Change in
  Accounting..................................     (146,957)       (94,816)         (2,050)          45,538
Extraordinary Loss on Early Extinguishment of
  Debt, net of tax of $0......................       (2,463)       (10,320)             --               --
                                                 ----------      ---------        --------       ----------
(Loss) Income before Cumulative Effect of a
  Change in Accounting........................     (149,420)      (105,136)         (2,050)          45,538
Cumulative Effect of a Change in Accounting,
    net of tax of $0..........................       (3,053)            --              --               --
                                                 ----------      ---------        --------       ----------
Net (Loss) Income.............................   $ (152,473)     $(105,136)       $ (2,050)      $   45,538
                                                 ==========      =========        ========       ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                            RIVERWOOD HOLDING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

     On March 27, 1996, Holding, through its wholly-owned subsidiary RIC Holding, acquired all of the outstanding shares of common stock of RIC. The purchase method of accounting was used to record assets acquired and liabilities assumed by Holding. As a result of the Merger, purchase accounting, the effect of the disposition of substantially all of the U.S. Timberlands/Wood Products business segment (see Note 24) and certain Other Costs of the Predecessor, the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since the financial statements report results of operations and cash flows of these two separate entities.

                                                                COMPANY                     PREDECESSOR
                                                      ---------------------------   ---------------------------
                                                                     NINE MONTHS    THREE MONTHS
                                                       YEAR ENDED       ENDED          ENDED        YEAR ENDED
                                                      DECEMBER 31,   DECEMBER 31,    MARCH 27,     DECEMBER 31,
                                                          1997           1996           1996           1995
                                                      ------------   ------------   ------------   ------------
                                                                      (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income...................................   $(152,473)    $  (105,136)     $ (2,050)     $  45,538
Noncash Items Included in Net (Loss) Income:
  Depreciation, amortization and cost of timber
    harvested.......................................     137,384         100,846        24,438         92,646
  Extraordinary loss on early extinguishment of
    debt, net.......................................       2,463          10,320            --             --
  Deferred income taxes.............................       5,391            (403)       (3,574)         7,047
  Pension, postemployment and postretirement
    benefits expense (credit), net of
    contributions...................................       4,925            (553)        1,861           (277)
  Equity in net earnings of affiliates, net of
    dividends.......................................     (17,662)        (12,136)       (4,927)       (18,818)
  Amortization of deferred debt issuance costs......      11,800          11,226           619          2,635
  Other, net........................................         720             979        (2,350)        (1,503)
Changes Net of Effects of Acquisitions/Dispositions:
Decrease (Increase) in Current Assets:
  Receivables.......................................        (948)          7,934        14,737        (30,598)
  Inventories.......................................      32,223          21,261       (14,659)       (29,075)
  Prepaid expenses..................................      (3,655)         (1,670)        8,298         (3,144)
(Decrease) Increase in Current Liabilities:
  Accounts payable..................................      (4,095)        (13,633)       18,182          3,484
  Compensation and employee benefits................         706          (9,977)      (10,248)         5,669
  Income taxes......................................      13,701             344        (3,343)        (9,969)
  Other accrued liabilities.........................     (18,387)        (29,267)       12,360          7,024
Decrease in Other Noncurrent Liabilities............     (16,289)         (4,199)       (2,569)        (2,413)
                                                       ---------     -----------      --------      ---------
Net Cash (Used In) Provided by Operating
  Activities........................................      (4,196)        (24,064)       36,775         68,246
                                                       ---------     -----------      --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of RIC, net of Cash Acquired............          --      (1,459,372)           --             --
Purchases of Property, Plant and Equipment..........    (142,314)       (132,286)      (44,074)      (156,875)
Payment for Acquisitions, net.......................          --              --            --         (1,087)
Proceeds from Sales of Assets, net of selling
  costs.............................................       8,989         550,727           623         20,669
Proceeds from Tax Matters Settlement................      16,800              --            --             --
Payment of Merger Related Costs.....................     (34,794)             --            --             --
Increase in Other Assets............................      (9,035)         (7,407)       (8,004)       (11,401)
Purchases of Marketable Securities Classified as
  Held-to-Maturity..................................          --              --            --         (1,375)
Proceeds from the Maturities of Marketable
  Securities........................................          --              78           439          2,630
Acquisition of Equipment Previously Leased under
  Operating Leases..................................          --         (46,742)           --             --
                                                       ---------     -----------      --------      ---------
Net Cash Used in Investing Activities...............    (160,354)     (1,095,002)      (51,016)      (147,439)
                                                       ---------     -----------      --------      ---------

                                                                COMPANY                     PREDECESSOR
                                                      ---------------------------   ---------------------------
                                                                     NINE MONTHS    THREE MONTHS
                                                       YEAR ENDED       ENDED          ENDED        YEAR ENDED
                                                      DECEMBER 31,   DECEMBER 31,    MARCH 27,     DECEMBER 31,
                                                          1997           1996           1996           1995
                                                      ------------   ------------   ------------   ------------
                                                                      (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock, net.........          --         760,617           838          2,986
Issuance of Debt....................................     300,000       1,803,146        12,669          1,500
Increase in Deferred Debt Issuance Costs............      (8,612)        (89,792)           --             --
Net Increase (Decrease) in Notes Payable............      35,156         111,073        (3,000)        45,000
Payments on Debt....................................    (157,184)       (403,801)       (2,833)       (42,533)
Repurchases of Redeemable Common Stock..............      (3,345)             --            --             --
Predecessor Debt Paid at Merger.....................          --      (1,046,690)           --             --
Dividends...........................................          --              --        (2,630)       (10,506)
                                                       ---------     -----------      --------      ---------
Net Cash Provided by (Used in) Financing
  Activities........................................     166,015       1,134,553         5,044         (3,553)
                                                       ---------     -----------      --------      ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.............      (3,071)          1,869          (638)           904
                                                       ---------     -----------      --------      ---------
Net (Decrease) Increase in Cash and Equivalents.....      (1,606)         17,356        (9,835)       (81,842)
Cash and Equivalents at Beginning of Period.........      17,357               1        35,870        117,712
                                                       ---------     -----------      --------      ---------
CASH AND EQUIVALENTS AT END OF PERIOD...............   $  15,751     $    17,357      $ 26,035      $  35,870
                                                       =========     ===========      ========      =========

   The accompanying notes are an integral part of the consolidated financial statements.

                            RIVERWOOD HOLDING, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

     On March 27, 1996, Holding, through its wholly-owned subsidiary RIC Holding, acquired all of the outstanding shares of common stock of RIC. The purchase method of accounting was used to record assets acquired and liabilities assumed by Holding. As a result of the Merger, purchase accounting, the effect of the disposition of substantially all of the U.S. Timberlands/Wood Products business segment (see Note 24) and certain Other Costs of the Predecessor, the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since the financial statements report results of operations and cash flows of these two separate entities.

                                                                               (ACCUMULATED   CUMULATIVE
                                                  NONREDEEMABLE   CAPITAL IN     DEFICIT)      CURRENCY         TOTAL
                                                     COMMON       EXCESS OF      RETAINED     TRANSLATION   SHAREHOLDERS'
                                                      STOCK       PAR VALUE      EARNINGS     ADJUSTMENT       EQUITY
                                                  -------------   ----------   ------------   -----------   -------------
                                                                         (IN THOUSANDS OF DOLLARS)
PREDECESSOR:
------------------------------------------------
BALANCES AT DECEMBER 31, 1994...................      $655         $523,830     $  10,277      $(18,511)      $ 516,251
  Net Income....................................        --               --        45,538            --          45,538
  Currency translation adjustment...............        --               --            --         8,041           8,041
  Issuance of 162,052 shares of Common Stock....         2            2,984            --            --           2,986
  Dividends of $0.16 per share of Common
    Stock.......................................        --               --       (10,506)           --       $ (10,506)
                                                      ----         --------     ---------      --------       ---------
BALANCES AT DECEMBER 31, 1995...................       657          526,814        45,309       (10,470)        562,310
  Net (Loss)....................................        --               --        (2,050)           --          (2,050)
  Currency translation adjustment...............        --               --            --          (989)           (989)
  Issuance of 43,148 shares of Common Stock.....        --              846            --            --             846
  Dividends of $0.04 per share on Common
    Stock.......................................        --               --        (2,630)           --          (2,630)
                                                      ----         --------     ---------      --------       ---------
BALANCES AT MARCH 27, 1996......................      $657         $527,660     $  40,629      $(11,459)      $ 557,487
                                                      ====         ========     =========      ========       =========
COMPANY:
------------------------------------------------
BALANCES AT MARCH 28, 1996......................      $ --         $      1     $      --      $     --       $       1
  Net (Loss)....................................        --               --      (105,136)           --        (105,136)
  Currency translation adjustment...............        --               --            --         8,117           8,117
  Issuance of 7,000,000 shares of Class A
    Common Stock................................        70          699,930            --            --         700,000
  Issuance of 500,000 shares of Class B
    Common Stock................................         5           49,995            --            --          50,000
  Stock issuance costs..........................        --             (451)           --            --            (451)
  Adjustment to redemption value of Redeemable
    Common Stock................................        --            1,678            --            --           1,678
                                                      ----         --------     ---------      --------       ---------
BALANCES AT DECEMBER 31, 1996...................        75          751,153      (105,136)        8,117         654,209
  Net (Loss)....................................        --               --      (152,473)           --        (152,473)
  Currency translation adjustment...............        --               --            --       (22,302)        (22,302)
  Adjustment to redemption value of Redeemable
    Common Stock................................        --               --            --            --              --
                                                      ----         --------     ---------      --------       ---------
BALANCES AT DECEMBER 31, 1997...................      $ 75         $751,153     $(257,609)     $(14,185)      $ 479,434
                                                      ====         ========     =========      ========       =========

   The accompanying notes are an integral part of the consolidated financial statements.

                            RIVERWOOD HOLDING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

     Holding and its wholly-owned subsidiaries RIC Holding and Acquisition Corp. were incorporated in 1995 to acquire the stock of RIC.

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

     Holding and its subsidiaries RIC Holding and Acquisition Corp. conducted no significant business other than in connection with the Merger and related transactions through March 27, 1996. Additionally, Holding and RIC Holding are holding companies with no significant independent operations and no significant assets other than their investments in the capital stock of RIC Holding and Riverwood, respectively.

     In connection with the Merger, the purchase method of accounting was used to establish and record a new cost basis for the assets acquired and liabilities assumed. The difference between the purchase price and the fair market values of the assets acquired and liabilities assumed was recorded as goodwill.

     The allocation of the net cash paid for the acquisition is summarized as follows:

                                                          (IN THOUSANDS OF DOLLARS)
                                                          -------------------------
Current assets..........................................         $  412,165
Property, plant and equipment...........................          2,130,012
Intangible assets.......................................            385,819
Other noncurrent assets.................................            137,476
Liabilities.............................................         (1,606,100)
                                                                 ----------
Total...................................................         $1,459,372
                                                                 ==========

     The consolidated financial statements presented herein for the periods prior to March 28, 1996, represent the Predecessor's financial position, results of operations and cash flows prior to the Merger and, consequently, are stated on the Predecessor's historical cost basis. The consolidated financial statements as of December 31, 1997 and 1996, and for the year and nine months then ended, respectively, reflect the adjustments which were made to record the Merger. On October 18, 1996, the Company sold substantially all of the assets of the U.S. Timberlands/Wood Products business segment. The operating results for the U.S. Timberlands/Wood Products business segment have been classified as discontinued operations for the period beginning March 28, 1996 and ending October 18, 1996 (date of sale) in the Consolidated Statements of Operations. Discontinued operations have not been segregated in the Consolidated Statements of Cash Flows nor have they been reclassified as discontinued operations in the Predecessor's Consolidated Statements of Operations and Consolidated Balance Sheets. Accordingly, the financial statements of the Predecessor for periods prior to March 28, 1996 are not comparable in all material respects with the financial statements subsequent to the date of the Merger. The most significant differences relate to discontinued operations and to adjustments recorded in connection with the Merger for inventory, property, plant and equipment, intangibles and debt which resulted in increased cost of sales, amortization, depreciation and interest expense in the year ended December 31, 1997 and the nine months ended December 31, 1996 and will continue to do so in future periods.

                            RIVERWOOD HOLDING, INC.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) PRINCIPLES OF CONSOLIDATION

     The following is a summary of significant accounting policies of the Company. For a summary of the Predecessor's significant accounting policies, please refer to the Predecessor's financial statements incorporated by reference in the annual report filed with the Securities and Exchange Commission on Form 10-K dated December 31, 1995.

     The accompanying consolidated financial statements include all of the accounts of Riverwood Holding, Inc. and its subsidiaries. The accompanying consolidated financial statements include the worldwide operations of the paperboard, packaging and packaging machinery businesses and (through the date of sale, see Note 24), the wood products businesses. All significant transactions and balances between the consolidated operations have been eliminated.

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

(C) INVENTORIES

     Inventories are stated at the lower of cost or market. Cost of inventories is determined principally on the last-in, first-out ("LIFO") basis. Average cost bases are used to determine the cost of supplies inventories.

(D) PROPERTY, PLANT AND EQUIPMENT

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

     Costs directly associated with the development and testing of computer information systems are deferred and included in property, plant and equipment. Such costs are amortized on a straight-line basis over the expected useful life of 5 years. Costs indirectly associated with such projects and ongoing maintenance costs are expensed as incurred. A total of $5.7 million and nil in costs relating to software development were capitalized in 1997 and 1996, respectively, and included in property, plant and equipment at December 31, 1997.

     Interest is capitalized on major projects. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Capitalized interest was approximately $3.5 million, $2.0 million, $0.5 million and $2.3 million in the year ended December 31, 1997, the nine-month period ended December 31, 1996, the three-month period ended March 27, 1996 and the year ended December 31, 1995, respectively.

                            RIVERWOOD HOLDING, INC.

(E) DEPRECIATION, AMORTIZATION AND COST OF TIMBER HARVESTED

     Depreciation and amortization are principally computed using the straight-line method based on the following estimated useful lives of the related assets:

Buildings..................................................  10 to 40 years
Land improvements..........................................   3 to 20 years
Machinery and equipment....................................   2 to 40 years
Furniture and fixtures.....................................   1 to 12 years
Automobiles and light trucks...............................   2 to  5 years

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

(F) CAPITALIZATION AND AMORTIZATION OF CERTAIN COSTS

     Certain pre-operating and start-up costs are incurred during the process of bringing major projects into production. Such costs are deferred until the project becomes commercially operational. These costs are then amortized over a five-year period. Included in Other Assets were $1.3 million and $0.8 million of unamortized, pre-operating and start-up costs at December 31, 1997 and 1996, respectively.

(G) INTERNATIONAL CURRENCY

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

                            RIVERWOOD HOLDING, INC.

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

(H) INCOME TAXES

     The Company accounts for income taxes under the liability method whereby the effect of changes in corporate tax rates on deferred income taxes is recognized currently as an adjustment to income tax expense. The liability method also requires that deferred tax assets or liabilities be recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. A valuation allowance is established for deferred tax assets when it is more likely than not that the benefits of such assets will not be realized.

(I) REVENUE RECOGNITION

     The Company recognizes revenue primarily when goods are shipped to customers. Revenues from packaging machinery use agreements received in advance are recognized on a straight-line basis over the term of the agreements.

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

(L) RECLASSIFICATION

     The Company has reclassified the presentation of certain prior period information to conform with the current presentation format.

(M) USE OF ESTIMATES

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

                            RIVERWOOD HOLDING, INC.

NOTE 3.  RECEIVABLES

     The components of receivables at December 31 were as follows:

                                                                 1997           1996
                                                              -----------    -----------
                                                              (IN THOUSANDS OF DOLLARS)
Trade.......................................................   $144,479       $138,587
Less, allowance.............................................        560            829
                                                               --------       --------
                                                                143,919        137,758
Other.......................................................      7,635         16,106
                                                               --------       --------
                                                               $151,554       $153,864
                                                               ========       ========

NOTE 4.  FINANCIAL INSTRUMENTS

     The Company is a party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include foreign currency forward exchange contracts and interest rate swap and cap agreements. These instruments involve, to varying degrees, elements of market and credit risk in excess of the amounts recognized in the Consolidated Balance Sheets. The Company does not hold or issue such financial instruments for trading purposes.

     The Company enters into forward exchange contracts to hedge substantially all accounts receivable and certain accounts payable resulting from transactions denominated in nonfunctional currencies. The purpose of the forward exchange contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from the collection of the hedged accounts receivable or payment of the hedged accounts payable will be adversely affected by changes in exchange rates. At December 31, 1997 and 1996, the Company had various forward exchange contracts, with maturities ranging up to one year, to exchange nonfunctional currencies for functional currencies (to hedge accounts receivable and payable denominated in non-functional currencies). When aggregated and measured in U.S. dollars at year-end exchange rates, the notional amount of these forward exchange contracts totaled approximately $62.1 million and $60.0 million at December 31, 1997 and 1996, respectively. Generally, unrealized gains and losses resulting from these contracts are recognized currently in operations and approximately offset corresponding unrealized gains and losses recognized on the hedged accounts receivable or accounts payable.

     The Predecessor also entered into forward contracts to hedge the debt incurred in connection with the acquisition of a beverage and folding carton converting business in France. The Company assumed these forward contracts in the Merger. The purpose of the forward contract was to protect the Company from the risk that the eventual functional currency cost of the debt incurred in connection with the acquisition would be adversely affected by changes in exchange rates. At December 31, 1997 and 1996, the notional amount of these forward contracts totaled approximately $5.3 million and $5.7 million, respectively. Unrealized losses resulting from these forward contracts were not significant at both December 31, 1997 and 1996.

     During 1997 and 1996, the Company and Predecessor entered into option contracts to hedge certain anticipated foreign currency transactions. The purpose of the option contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from anticipated foreign currency transactions will be adversely affected by changes in exchange rates. At December 31, 1997, no option contracts were outstanding. At December 31, 1996, various option contracts existed, with maturities ranging up to one year. When aggregated and measured in U.S. dollars at year-end exchange rates, the notional amounts under these purchased option contracts totaled approximately $40.4 million at December 31, 1996. Option contract premiums are amortized over the term of the contract. Gains, if any, related to these contracts are recognized in income when the anticipated transaction occurs. Total gains recognized on option contracts during the year ended December 31, 1997, the nine-month period ended December 31, 1996, the three-month

                            RIVERWOOD HOLDING, INC.

period ended March 27, 1996, and the year ended December 31, 1995 totaled approximately $1.4 million, $0.1 million, nil, and $2.1 million, respectively. At December 31, 1996, unrealized gains on outstanding option contracts were nil. There were no call spreads outstanding at December 31, 1997 and 1996. Gains and losses resulting from call spreads are recognized currently in operations based on quoted market prices. Net gains resulting from call spreads recognized during the year ended December 31, 1997, the nine months ended December 31, 1996, the three months ended March 27, 1996, and the year ended December 31, 1995 totaled approximately nil, nil, $0.1 million, and $0.3 million, respectively.

     The Company uses interest rate swap and cap agreements to fix or cap a portion of its variable rate Term Loan Facility to a fixed rate in order to reduce the impact of interest rate changes on future income. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense related to the debt. At December 31, 1997, the Company had interest rate swap agreements (with a notional amount of $250 million) under which the Company will pay fixed rates of 6.0675 percent to 6.3750 percent and receive three-month LIBOR. At December 31, 1997, the Company capped its three-month LIBOR interest rate exposure to 7.0 percent under cap agreements (with a notional amount of $400 million) that expire through May 31, 1998.

     The Company's customers are not concentrated in any specific geographic region, but are concentrated in certain industries. Customers of the Coated Board business segment include the beverage and packaged foods industries. Customers of the Containerboard business segment include integrated and non-integrated containerboard converters. During the year ended December 31, 1997, no single customer accounted for more than 10 percent of the Company's net sales. During the nine months ended December 31, 1996, one customer accounted for approximately 11 percent of the Company's net sales. During the three months ended March 27, 1996 and the year ended December 31, 1995, no single customer accounted for more than 10 percent of the Predecessor's net sales. There were no significant accounts receivable from a single customer at December 31, 1997 and 1996. The Company reviews a customer's credit history before extending credit. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

     The following methods and assumptions were used to estimate the fair value of each category of financial instrument for which it is practicable to estimate that value:

NONTRADE RECEIVABLES AND SHORT TERM BORROWINGS

     The carrying amount of these instruments approximates fair value due to their short-term nature.

LONG-TERM DEBT

     The fair value of long-term debt is based on quoted market prices.

FORWARD EXCHANGE AND OPTION CONTRACTS

     The fair value of forward and option contracts is based on quoted market prices.

INTEREST RATE SWAP AND CAP AGREEMENTS

     The fair value of interest rate swap and cap agreements is based on quoted market prices by counter parties.

                            RIVERWOOD HOLDING, INC.

     The carrying amounts and estimated fair value of the Company's financial instruments as of December 31 were as follows:

                                              1997                        1996
                                    ------------------------    ------------------------
                                     CARRYING        FAIR        CARRYING        FAIR
                                     AMOUNTS        VALUE        AMOUNTS        VALUE
                                    ----------    ----------    ----------    ----------
                                                 (IN THOUSANDS OF DOLLARS)
Nontrade receivables..............  $    7,635    $    7,635    $   16,106    $   16,106
Short-term borrowings.............  $    6,284    $    6,284    $    6,919    $    6,919
Long-term debt....................  $1,750,990    $1,735,086    $1,578,513    $1,521,444
Current forward exchange
  contracts.......................  $       --    $     (116)   $       --    $     (463)
Currency option contracts.........  $       --    $       --    $       90    $      196
Interest rate swap contracts......  $       --    $     (773)   $       --    $   (1,689)
Interest rate cap contracts.......  $      159    $       --    $      992    $      160

NOTE 5.  INVENTORIES

     The major classes of inventories at December 31 were as follows:

                                                                 1997           1996
                                                              -----------    -----------
                                                              (IN THOUSANDS OF DOLLARS)
Finished goods..............................................   $ 66,559       $ 89,412
Work-in progress............................................     11,173         12,496
Raw materials...............................................     65,030         71,075
Supplies....................................................     31,736         38,982
                                                               --------       --------
                                                               $174,498       $211,965
                                                               ========       ========

     Inventories in the amount of $27.9 million and $33.0 million at December 31, 1997 and 1996, respectively, were valued using the first-in, first-out ("FIFO") or average cost method. The balance of the inventories was valued using the LIFO method. The excess of current values over amounts for financial reporting purposes was $6.9 million and $1.5 million at December 31, 1997 and 1996, respectively. The Predecessor valued its U.S. inventories principally on the LIFO basis while all international inventories were valued on the FIFO basis.

     In connection with the Merger, the Company adjusted its inventory balances to its estimated fair value which resulted in the elimination of the Predecessor's LIFO reserve of approximately $28.3 million and a write-up of the acquired inventory to a value which exceeded the Predecessor's FIFO cost by approximately $16.3 million. The write-up to inventory is charged to cost of sales when, and if, the March 27, 1996 LIFO base inventory layers are liquidated. Approximately $3.9 million and $0.6 million of this fair value write-up of inventories was charged to cost of sales during the year ended December 31, 1997, and the nine months ended December 31, 1996, respectively.

NOTE 6.  INVESTMENTS IN NET ASSETS OF EQUITY AFFILIATES

     The major components of Investments in Net Assets of Equity Affiliates at December 31 were as follows:

                                                                1997        1996
                                                              --------    --------
                                                                (IN THOUSANDS OF
                                                                    DOLLARS)
Equity investment in Igaras.................................  $137,964    $121,163
Other equity investments....................................     3,726       3,867
                                                              --------    --------
                                                              $141,690    $125,030
                                                              ========    ========

                            RIVERWOOD HOLDING, INC.

     Investments are accounted for using the equity method of accounting. The most significant of these investments is Igaras. The following represents the summarized balance sheet information for Igaras as of December 31:

                                                                1997        1996
                                                              --------    --------
                                                                (IN THOUSANDS OF
                                                                    DOLLARS)
Current Assets..............................................  $115,756    $ 87,543
Noncurrent Assets...........................................  $364,604    $286,382
Current Liabilities.........................................  $ 86,655    $ 70,678
Noncurrent Liabilities......................................  $ 90,141    $ 31,964
Shareholders' Equity........................................  $303,564    $271,283

     The following represents the summarized income statement information for Igaras for the year ended December 31, 1997, the nine months ended December 31, 1996, the three months ended March 27, 1996 and December 31, 1995:

                                            COMPANY                       PREDECESSOR
                                  ----------------------------    ----------------------------
                                                  NINE MONTHS     THREE MONTHS
                                   YEAR ENDED        ENDED           ENDED         YEAR ENDED
                                  DECEMBER 31,    DECEMBER 31,     MARCH 27,      DECEMBER 31,
                                      1997            1996            1996            1995
                                  ------------    ------------    ------------    ------------
                                                   (IN THOUSANDS OF DOLLARS)
Net Sales.......................    $239,454        $175,116        $59,582         $275,551
Cost of Sales...................     165,983         117,615         38,962          139,011
                                    --------        --------        -------         --------
Gross Profit....................    $ 73,471        $ 57,501        $20,620         $136,540
                                    ========        ========        =======         ========
Income from Operations..........    $ 49,194        $ 42,350        $14,521         $108,532
                                    ========        ========        =======         ========
Net Income......................    $ 42,673        $ 34,552        $10,113         $ 70,010
                                    ========        ========        =======         ========

     During the year ended December 31, 1997, the nine-month period ended December 31, 1996, the three-month period ended March 27, 1996 and the year ended December 31, 1995, paperboard was sold to Igaras totaling approximately $12.6 million, $4.8 million, $0.3 million and $6.0 million, respectively. The amount of the carrying value of the investment in Igaras at December 31, 1997 and 1996 differs from the underlying equity in net assets by $13.8 million and $14.5 million, respectively, and relates to the write-down of this investment to estimated fair value in purchase accounting, declared but unpaid dividends, and to the elimination of profit in Igaras's ending inventory. Included in Receivables at December 31, 1997 and 1996 were amounts due from Igaras of $1.7 million and $4.2 million, respectively, for paperboard sales. Included in Other Assets as of December 31, 1997 are long-term receivables from Igaras of $3.7 million, net of unamortized discount of $1.0 million, for packaging machinery sales. No such receivable existed at December 31, 1996.

     The amount of the Company's portion of Igaras's undistributed earnings at December 31, 1997 and 1996 was approximately $38.6 million and $17.5 million, respectively. The amount of dividends received from Igaras during the year ended December 31, 1997, the nine months ended December 31, 1996, the three months ended March 27, 1996 and the year ended December 31, 1995 were $4.0 million, $5.0 million, nil and $16.1 million, respectively, net of taxes of $0.7 million, nil, nil, and nil, respectively.

                            RIVERWOOD HOLDING, INC.

NOTE 7.  OTHER ASSETS

     Other Assets included intangible assets at December 31 as follows:

                                                                 1997           1996
                                                              -----------    -----------
                                                              (IN THOUSANDS OF DOLLARS)
Patents, licenses, and trademarks, net......................   $ 63,785       $ 61,376
Deferred start-up costs.....................................      1,351            809
                                                               --------       --------
Total amortizable assets....................................     65,136         62,185
Less, accumulated amortization..............................     (5,921)        (2,281)
                                                               --------       --------
                                                                 59,215         59,904
Deferred debt issuance costs, net...........................     62,575         68,247
Pension assets..............................................     12,698         13,880
Capitalized spare parts.....................................     17,074          9,440
Deferred design costs.......................................      2,559          1,229
Other.......................................................      7,656          4,269
                                                               --------       --------
                                                               $161,777       $156,969
                                                               ========       ========

NOTE 8.  SHORT-TERM DEBT

     Short-term debt at December 31 consisted of the following:

                                                                 1997           1996
                                                              ----------     ----------
                                                              (IN THOUSANDS OF DOLLARS)
Short-term borrowings.......................................   $ 6,284        $ 6,919
Current portion of long-term debt...........................    38,046         11,254
                                                               -------        -------
                                                               $44,330        $18,173
                                                               =======        =======

     In connection with the Merger, the Company called $125 million of Convertible Subordinated Notes, of which $6.1 million was not redeemed at December 31, 1997 and are included in current portion of long-term debt.

     Short-term borrowings were principally at the Company's international subsidiaries. The Company's Australian revolving credit facility matures in September 1998, with all amounts then outstanding becoming due. Total amount outstanding under this facility was $20.4 million at December 31, 1997 and was included in Short-term debt in the Consolidated Balance Sheets. The weighted average interest rate on short-term borrowings as of December 31, 1997 and 1996 was 3.5 percent and 4.3 percent, respectively.

NOTE 9.  COMPENSATION AND EMPLOYEE BENEFITS

     Accruals for future compensated employee absences, principally vacation, were $16.3 million and $18.0 million at December 31, 1997 and 1996, respectively, and were included in Compensation and employee benefits on the Consolidated Balance Sheets.

NOTE 10.  LONG-TERM DEBT

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

                            RIVERWOOD HOLDING, INC.

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

     On October 18, 1996, the Company sold substantially all of the assets of the U.S. Timberlands/Wood Products business segment for approximately $550 million in cash (see Note 24). The Company applied $400.0 million of the sale proceeds to repay term loans under the Term Loan Facility, including approximately $375.0 million of Tranche A term loans, approximately $18.4 million of Tranche B term loans and approximately $6.6 million of Tranche C term loans. The Company applied the remaining sale proceeds to outstanding revolving credit borrowings under the Revolving Credit Facility. This application of proceeds did not involve any revolving credit commitment reduction. Such commitment remains at $400 million.

     On July 28, 1997, the Company completed an offering of $250 million principal amount of the 1997 Notes. The net proceeds of this offering were applied to prepay certain revolving credit borrowings under the Company's Revolving Facility (without any commitment reduction) and to refinance certain Tranche A term loans and other borrowings under the Senior Secured Credit Agreement. A registration statement under the Securities Act of 1933, as amended, registering the New Notes offered in exchange for the 1997 Notes became effective October 1, 1997. On November 3, 1997, the Company completed its exchange offer of the 1997 Notes for the New Notes.

     In connection with the 1997 Notes, the Company's senior secured lenders modified certain financial and other covenants to reflect, among other things, the Company's recent financial results and market and operating conditions, as well as the consummation of the 1997 Notes offering and prepayment of the Term Loan Facility and other borrowings. The amended covenants also specify permitted capital expenditures (subject to certain carryover allowances and other adjustments) of no more than $175 million, $140 million, $140 million, and $135 million for 1997 through 2000, respectively, and $130 million per year thereafter. The amended covenants also specify, among other changes, the elimination of the minimum consolidated net worth requirements, and the following amended minimum EBITDA and interest coverage ratio requirements for each four quarter period ending during the following test periods:

                       PERIOD                             EBITDA     INTEREST COVERAGE RATIO
                       ------                             ------     -----------------------
December 31, 1996 - December 30, 1997................  $130 million       0.80 to 1.00
December 31, 1997 - December 30, 1998................  $140 million       0.85 to 1.00
December 31, 1998 - December 30, 1999................  $200 million       1.00 to 1.00
December 31, 1999 - December 30, 2000................  $265 million       1.25 to 1.00
December 31, 2000 - December 30, 2001................  $325 million       1.50 to 1.00
December 31, 2001 - December 30, 2002................  $350 million       1.75 to 1.00
December 31, 2002 - December 30, 2003................  $375 million       2.00 to 1.00
Thereafter...........................................  $400 million       2.25 to 1.00

     The Credit Agreements impose restrictions on the Company's ability to make capital expenditures and both the Credit Agreements and the Indentures governing the Notes limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, to meet its capital spending program, to provide for unanticipated capital investments or to take advantage of business opportunities. The covenants contained

                            RIVERWOOD HOLDING, INC.

in the Credit Agreements also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, repay the Notes, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with affiliates, and otherwise restrict corporate activities. The covenants contained in the Indentures governing the Notes also impose restrictions on the operation of the Company's businesses. The Company was in compliance with the financial covenants in its Credit Agreements at December 31, 1997.

     At December 31, 1997, the Company and its U.S. and international subsidiaries had the following amounts undrawn under revolving credit facilities:

                                           TOTAL         TOTAL AMOUNT         TOTAL AMOUNT
                                         AMOUNT OF      OUTSTANDING AT        AVAILABLE AT
                                        COMMITMENTS    DECEMBER 31, 1997    DECEMBER 31, 1997
                                        -----------    -----------------    -----------------
                                                      (IN THOUSANDS OF DOLLARS)
Revolving Facility....................   $400,000          $144,400             $255,600
Machinery Facility....................    140,000            19,000               33,000
International Facilities..............     50,380            29,682               20,698
                                         --------          --------             --------
                                         $590,380          $193,082             $309,298
                                         ========          ========             ========

     The Machinery Facility availability is limited by a borrowing base.

                            RIVERWOOD HOLDING, INC.

     Long-term debt at December 31 consisted of the following:

                                                                1997           1996
                                                             -----------    -----------
                                                             (IN THOUSANDS OF DOLLARS)
                                                             --------------------------
Senior Notes with interest payable semi-annually at 10.625
  percent, payable in 2007.................................  $  250,000     $       --
Senior Notes with interest payable semi-annually at 10.25
  percent, payable in 2006.................................     250,000        250,000
Senior Subordinated Notes with interest payable
  semi-annually at 10.875 percent, payable in 2008.........     400,000        400,000
Senior Secured Term Loan Facility with interest payable at
  various dates less than one year at floating rates (8.5
  percent to 9.5 percent at December 31, 1997), payable
  through 2004.............................................     644,012        750,000
Senior Secured Revolving Credit Facility with interest
  payable at various dates less than one year at floating
  rates (8.5 percent to 10.0 percent at December 31, 1997),
  payable in 2003..........................................     144,400        101,300
Machinery Facility with interest payable at various dates
  less than one year at floating rates (8.5 percent at
  December 31, 1997), payable in 2001......................      19,000         25,000
Senior Notes with interest payable semi-annually at 10.75
  percent, payable in 2000.................................         529            529
Senior Subordinated Notes with interest payable
  semi-annually at 11.25 percent, payable in 2002..........         804            804
Convertible Subordinated Notes with interest payable
  semi-annually at 6.75 percent, payable in 2003,
  convertible beginning March 27, 1996.....................       6,064          6,141
Senior Subordinated Notes with interest payable
  semi-annually at 10.375 percent, payable in 2004.........          15             15
Pollution control revenue bonds with interest payable
  semi-annually at 6.25 percent, payable through 2007......       1,000          1,000
Notes payable to individuals with interest payable in
  January 1998 at 6.0 percent, payable January 1998........       5,278          5,256
International Notes payable to banks with interest payable
  at various dates less than one year at interest rates
  ranging from 1.1 percent to 5.3 percent at December 31,
  1997, payable through 1998...............................      24,182         33,247
Capitalized leases with interest payable from 6.52 percent
  to 10.25 percent, payable through 2002...................       5,675          5,185
Other......................................................          31             36
                                                             ----------     ----------
                                                              1,750,990      1,578,513
Less, current portion......................................      38,046         11,254
                                                             ----------     ----------
                                                             $1,712,944     $1,567,259
                                                             ==========     ==========

     The Term Loan Facility, the Revolving Facility and the Machinery Facility were collateralized by substantially all of the net assets (including the capital stock of certain international subsidiaries) of the Company.

                            RIVERWOOD HOLDING, INC.

     Long-term debt maturities and expirations of funded long-term working capital commitments at December 31, 1997, were as follows:

                                                          (IN THOUSANDS OF DOLLARS)
                                                          -------------------------
1998....................................................         $   38,046
1999....................................................              6,128
2000....................................................              5,160
2001....................................................            139,794
2002....................................................            174,556
After 2002..............................................          1,387,306
                                                                 ----------
                                                                 $1,750,990
                                                                 ==========

NOTE 11.  REDEEMABLE COMMON STOCK

     During the nine months ended December 31, 1996, Holding completed an offering of Holding Common Stock to certain members of management and key employees of the Company. As of December 31, 1996, the Company had issued 111,900 shares of Holding Class A Common Stock to Management Investors at fair value for gross cash proceeds of $11.2 million, less issuance costs of $0.1 million. The common stock held by Management Investors is mandatorily redeemable at fair market value as determined by the Executive Committee of the Board of Directors and in certain circumstances the Management Investors can require the Company to repurchase the Holding Class A Common Stock. These shares are classified as Redeemable Common Stock on the Consolidated Balance Sheets and are carried at their redemption value at December 31, 1997. Any change in the redemption amount is charged or credited to Capital in Excess of Par Value. During 1997, the Company repurchased 39,350 shares of Redeemable Common Stock for $85 per share and has committed to repurchase an additional 10,500 shares of Redeemable Common Stock for $85 per share in the first quarter of 1998. There were no redemptions of Redeemable Common Stock during the nine months ended December 31, 1996.

     In connection with the issuance of Redeemable Common Stock to Management Investors, the Company has guaranteed loans, with full recourse, from a bank to certain Management Investors totaling approximately $2.0 million at December 31, 1997.

NOTE 12.  NONREDEEMABLE COMMON STOCK

     On March 27, 1996, Holding completed an offering of 7,000,000 shares of Class A Common Stock with a par value of $0.01 per share to certain institutional investors for $700 million. Total Class A Common Stock authorized for issuance at December 31, 1997 was 9,000,000 shares, of which amount 7,072,550 shares were outstanding, including 72,550 shares issued to Management Investors as Redeemable Common Stock (see Note 11). Also on March 27, 1996, Holding completed an offering of 500,000 shares of Class B Common Stock with a par value of $0.01 per share to an institutional investor for $50 million. Total Class B Common Stock, which is non-voting, authorized for issuance at December 31, 1997 was 3,000,000 shares, of which 500,000 shares were outstanding.

NOTE 13.  STOCK INCENTIVE PLANS

     On March 31, 1997, a certain key executive received a total of 225,000 non-qualified options to purchase shares of redeemable Class A Common Stock (the "Stock Options") at a weighted average exercise price of $75.00 per share. Of these Stock Options granted in 1997, 112,500 options vest over a five-year period and 112,500 options have accelerated vesting based on achievement of certain financial goals or on September 30,

                            RIVERWOOD HOLDING, INC.

2006, whichever occurs first. On June 4, 1996, the Management Investors received a total of 296,550 non-qualified Stock Options at a weighted average exercise price of $100 per share. Of these Stock Options granted in 1996, 223,800 vest over a five-year period and 72,750 options have accelerated vesting based on achievement of certain financial goals or on December 4, 2005, whichever occurs first. As of December 31, 1997, no Stock Options were exercised, 128,907 Stock Options at a weighted average exercise price of $100 were canceled leaving 392,543 Stock Options with a remaining weighted average contractual life of 4 years, and 40,333 Stock Options had vested at a weighted average exercise price of $100 per share. As of December 31, 1996, no stock options were exercised, cancelled or had vested.

     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the Stock Options. Accordingly, the Company recognized compensation expense for Stock Options when the exercise price is less than the related fair value at the date of grant or when the performance criteria are met. During the year ended December 31, 1997 and the nine months ended, December 31, 1996, the Company recognized compensation expense of $0.4 million and nil, respectively, related to Stock Options. Had compensation expense for the Company's grants of Stock Options been determined in accordance with Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company's Net Loss for the year ended December 31, 1997 and the nine months ended December 31, 1996 would approximate $154.4 million and $106.0 million, respectively. The weighted average fair value of the Stock Options was estimated to be $27.46 per option on the date of grant for stock options granted in 1997, and $22.36 per option on the date of grant for stock options granted in 1996. The Company used the Black-Scholes option-pricing model to value the stock options with the following assumptions: dividend yield of zero, no volatility, risk-free interest rates ranging from 6.57 to 6.75 percent, a zero forfeiture rate and an expected life of three to five years. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

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

NOTE 14.  CURRENCY TRANSLATION ADJUSTMENT

     An analysis of changes in the Cumulative Currency Translation Adjustment included in Shareholders' Equity was as follows:

                                            COMPANY                       PREDECESSOR
                                  ----------------------------    ----------------------------
                                                  NINE MONTHS     THREE MONTHS
                                   YEAR ENDED        ENDED           ENDED         YEAR ENDED
                                  DECEMBER 31,    DECEMBER 31,     MARCH 27,      DECEMBER 31,
                                      1997            1996            1996            1995
                                  ------------    ------------    ------------    ------------
                                                   (IN THOUSANDS OF DOLLARS)
Cumulative currency translation
  adjustment at beginning of
  period........................    $  8,117         $   --         $(10,470)       $(18,511)
Currency translation
  adjustments...................     (22,262)         8,121             (989)          8,126
Income taxes related to currency
  translation adjustments.......         (40)            (4)              --             (85)
                                    --------         ------         --------        --------
                                    $(14,185)        $8,117         $(11,459)       $(10,470)
                                    ========         ======         ========        ========

                            RIVERWOOD HOLDING, INC.

NOTE 15.  CONTINGENCIES AND COMMITMENTS

     Total rental expense was approximately $15.2 million for the year ended December 31, 1997, $14.3 million in the nine-month period ended December 31, 1996, $3.8 million in the three-month period ended March 27, 1996, and $21.7 million for the year ended December 31, 1995.

     At December 31, 1997, total commitments of the Company under long-term, noncancelable contracts were as follows:

                                                      (IN THOUSANDS OF DOLLARS)
                                                      -------------------------
1998................................................           $13,834
1999................................................            11,750
2000................................................            10,958
2001................................................             8,680
2002................................................             7,677
After 2002..........................................            12,709
                                                               -------
                                                               $65,608
                                                               =======

     The Company is committed to compliance with all applicable environmental laws and regulations throughout the world. Environmental law is, however, dynamic rather than static. As a result, costs, which are unforeseeable at this time, may be incurred when new laws are enacted, and when environmental agencies promulgate or revise rules and regulations.

     In late 1993, the EPA proposed regulations (generally referred to as the "cluster rules") that would mandate more stringent controls on air and water discharges from the United States pulp and paper mills. In 1996, the EPA released additional information regarding the proposed cluster rules. Based on this information, the Company expects that the cluster rules may be finally promulgated in 1998 and estimates the capital spending that may be required to comply with the cluster rules could reach $55 million to be spent at its two U.S. paper mills over an eight-year period beginning in 1998.

     In late 1995, the DEQ notified the Company that the Predecessor may be liable for the remediation of hazardous substances at a wood treatment site in Shreveport, Louisiana that the Predecessor or its predecessor previously operated, and at a former oil refinery site in Caddo Parish, Louisiana that the Company currently owns. Neither the Company nor the Predecessor ever operated the oil refinery. In response to the DEQ, the Company has provided additional information concerning these sites and has commenced its own evaluation of any claims and remediation liabilities for which it may be responsible. The Company received a letter from the DEQ dated May 20, 1996, requesting a plan for soil and groundwater sampling of the wood treatment site. The Company first met with the DEQ on July 18, 1996 and then submitted a soil sampling plan to the DEQ. The Company received approval for a site sampling plan in November 1997, and completed the sample collection in December 1997. The analytical results of this sampling are pending. On September 6, 1996, the Company received from the DEQ a letter requesting remediation of the former oil refinery site in Caddo Parish, Louisiana. The Company met with the DEQ on February 17, 1997 to discuss these matters. The Company is in discussions with the DEQ regarding the participation of other responsible parties in any clean-up of hazardous substances at both of these sites.

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

                            RIVERWOOD HOLDING, INC.

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

     On December 6, 1995, Forrest Kelly Clay, a former shareholder of the Predecessor, commenced a purported class action lawsuit in the United States District Court for the Northern District of Georgia, against the Company and certain officers of the Company (the "Individual Defendants," and together with the Company, the "Defendants"). In his complaint, Clay alleges that the Defendants violated the federal securities laws by disseminating misleading statements and by omissions concerning the strategic alternatives that the Predecessor was considering, including its potential sale to a third-party investor. The complaint also alleged that the Individual Defendants, through their exercise of SARs, violated the federal securities laws by trading in the Predecessor's securities while in possession of material, non-public information. The complaint generally seeks damages in an unspecified amount, as well as other relief. On June 2, 1997, the court granted Defendants' Motion for Summary Judgment and dismissed the action in its entirety. The court based its ruling on the fact that (i) none of the statements attributable to the Company concerning its review of strategic alternatives was false and (ii) there is no causal relationship between plaintiff's purchase of common stock and the Individual Defendants' exercise of SARs. Clay filed his Notice of Appeal to the United States Court of Appeals for the Eleventh Circuit on June 5, 1997. All of the briefs have been submitted to the court and oral argument was held on February 13, 1998.

     In connection with the Merger, the former majority owner of the Company agreed to bear the cost of a Section 338(h)(10) election for federal tax purposes and for purposes of state taxes for which the former majority owner and the Company filed returns on a combined basis. The Company agreed to bear the cost of this election for the purposes of other state taxes ("stand-alone taxes"), including Louisiana income tax. During 1997, the Company paid $33.2 million in stand-alone taxes relating to the election, including $27.5 million in Louisiana income tax, and received related tax refunds of $8.1 million. The Company's calculation of its Louisiana tax was based on state law in effect at the time of the Merger, including a 1993 amendment. In May 1997, the Louisiana Supreme Court declared the 1993 amendment to be void under the Louisiana Constitution, retroactive to 1993. It is possible that the voiding of the 1993 amendment could result in the Company being required to pay significant additional Louisiana income tax relating to the election (plus potential penalties and statutory interest on the additional taxes). After consultation with Louisiana tax counsel, the Company filed its Louisiana income tax return for the period ended March 27, 1996 in reliance on the Louisiana tax law in effect at the time of the Merger, without the payment of any additional tax due to the voiding of the 1993 amendment. There can be no assurance, however, that the Company would ultimately prevail on this issue if Louisiana were to challenge such filing position. If the Company were not to prevail in such a challenge, significant additional Louisiana income tax relating to the election could be payable. Management estimates that the maximum amount of such additional tax is approximately $47 million (plus potential penalties and statutory interest on any additional tax). Management believes that the additional tax ultimately paid (if any) would be substantially less than the estimated maximum amount, although no assurance can be given in this regard. The Company and its advisors are continuing to study this situation. Since the law is unclear and the amounts involved could be significant, it may be several years before this matter is resolved.

                            RIVERWOOD HOLDING, INC.

NOTE 16.  PENSIONS

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

(A) PENSION EXPENSE

     The pension expense related to the Hourly plan and Salaried plan consisted of the following:

                                            COMPANY                       PREDECESSOR
                                  ----------------------------    ----------------------------
                                                  NINE MONTHS     THREE MONTHS
                                   YEAR ENDED        ENDED           ENDED         YEAR ENDED
                                  DECEMBER 31,    DECEMBER 31,     MARCH 27,      DECEMBER 31,
                                      1997            1996            1996            1995
                                  ------------    ------------    ------------    ------------
                                                   (IN THOUSANDS OF DOLLARS)
Service costs -- benefits earned
  during the period.............    $  4,745        $  3,925        $ 1,482         $  4,001
Interest cost on projected
  benefit obligation............      14,552          10,141          3,197           12,928
Estimated return on assets:
  Actual (gain) loss............     (31,127)        (17,056)          (970)         (41,716)
  Deferred gain (loss)..........      12,459           3,450         (3,180)          27,751
Net amortization and deferral...         816              --            (98)          (1,251)
                                    --------        --------        -------         --------
                                    $  1,445        $    460        $   431         $  1,713
                                    ========        ========        =======         ========

     Certain assumptions used in determining the pension expense related to the Hourly plan and Salaried plan were as follows:

                                            COMPANY                       PREDECESSOR
                                  ----------------------------    ----------------------------
                                                  NINE MONTHS     THREE MONTHS
                                   YEAR ENDED        ENDED           ENDED         YEAR ENDED
                                  DECEMBER 31,    DECEMBER 31,     MARCH 27,      DECEMBER 31,
                                      1997            1996            1996            1995
                                  ------------    ------------    ------------    ------------
Discount rates..................      7.50%           7.50%           7.00%           9.00%
Rates of increase in future
  compensation levels...........      4.50%           4.50%           5.50%           5.50%
Expected long-term rates of
  return on assets..............      9.50%           9.50%           9.00%           9.00%

                            RIVERWOOD HOLDING, INC.

(B) FUNDED STATUS

     The following table sets forth the funded status of the Company's U.S. Hourly plan and Salaried plan as of December 31:

                                               1997                              1996
                                  -------------------------------   -------------------------------
                                  ASSETS EXCEED     ACCUMULATED     ASSETS EXCEED     ACCUMULATED
                                   ACCUMULATED    BENEFITS EXCEED    ACCUMULATED    BENEFITS EXCEED
                                    BENEFITS          ASSETS          BENEFITS          ASSETS
                                  -------------   ---------------   -------------   ---------------
                                                      (IN THOUSANDS OF DOLLARS)
Actuarial present value of:
  Vested benefit obligation.....    $195,019          $ 1,165         $171,501          $   843
                                    --------          -------         --------          -------
  Accumulated benefit
     obligation.................    $207,414          $ 1,249         $175,399          $   930
                                    --------          -------         --------          -------
  Projected benefit
     obligation.................    $216,598          $ 1,995         $184,879          $ 2,008
Plan assets at fair value.......     221,175               --          202,543               --
                                    --------          -------         --------          -------
Plan assets in excess of (less
  than) projected benefit
  obligation....................       4,577           (1,995)          17,664           (2,008)
Unrecognized net loss (gain)....       4,442              147           (4,764)             116
Unrecognized prior service
  cost..........................       3,679               --              980               --
                                    --------          -------         --------          -------
Net pension asset (liability)...    $ 12,698          $(1,848)        $ 13,880          $(1,892)
                                    ========          =======         ========          =======

     Projected benefit obligations were determined using a discount rate of 7.0 percent in 1997 and 7.5 percent in 1996. The rate of increase in future compensation levels for the Salaried plan was 4.5 percent in both 1997 and 1996. The vested benefit obligation reflects the benefits the employees would be entitled to receive if the employees were to terminate their employment immediately.

     On October 18, 1996, the Company sold substantially all of the assets of the U.S. Timberlands/Wood Products business segment (see Note 24). Accordingly, the pension expense related to the U.S. Timberlands/Wood Products employees was included through the date of sale and the funded status of the U.S. Timberlands/Wood Products portion of the pension plan was excluded from the funded status as of December 31, 1996. In connection with this sale, pension benefits were curtailed. Accordingly, the pension benefit obligation was reduced by approximately $2.7 million and was recorded as an adjustment to the market value of assets acquired in the Merger.

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

                            RIVERWOOD HOLDING, INC.

     The pension expense related to the international plans consisted of the following:

                                            COMPANY                       PREDECESSOR
                                  ----------------------------    ----------------------------
                                                  NINE MONTHS     THREE MONTHS
                                   YEAR ENDED        ENDED           ENDED         YEAR ENDED
                                  DECEMBER 31,    DECEMBER 31,     MARCH 27,      DECEMBER 31,
                                      1997            1996            1996            1995
                                  ------------    ------------    ------------    ------------
                                                   (IN THOUSANDS OF DOLLARS)
Service costs -- benefits earned
  during the period.............    $ 2,396         $ 1,683         $   552         $ 2,337
Interest cost on projected
  benefit obligation............      5,321           3,682           1,208           4,444
Estimated return on assets:
  Actual (gain).................     (7,120)         (4,914)         (1,612)         (9,417)
  Deferred gain.................      1,064             544             178           4,392
Net amortization and deferral...         --              --              (1)             --
                                    -------         -------         -------         -------
                                    $ 1,661         $   995         $   325         $ 1,756
                                    =======         =======         =======         =======

     Certain assumptions used in determining the pension expense related to the international plans were as follows:

                                           COMPANY                        PREDECESSOR
                                 ----------------------------    -----------------------------
                                                 NINE MONTHS     THREE MONTHS
                                  YEAR ENDED        ENDED            ENDED         YEAR ENDED
                                 DECEMBER 31,    DECEMBER 31,      MARCH 27,      DECEMBER 31,
                                     1997            1996            1996             1995
                                 ------------    ------------    -------------    ------------
Discount rates.................   6.5 - 8.0%      6.5 - 8.0%       6.5 - 8.0%      6.5 - 9.0%
Rates of increase in future
  compensation levels..........   2.5 - 5.8%      2.5 - 6.5%       2.5 - 6.5%      2.5 - 7.5%
Expected long-term rates of
  return on assets.............   6.5 - 8.8%      6.5 - 9.5%       6.5 - 9.5%      6.5 - 9.5%

     Approximately 330 employees participate in a multi-employer pension plan that provides defined benefits to employees under certain union-employer organization agreements. Pension expense for this plan was $4.7 million, $2.5 million, $0.9 million, and $2.5 million for the year ended December 31, 1997, the nine months ended December 31, 1996, the three months ended March 27, 1996 and the year ended December 31, 1995, respectively.

                            RIVERWOOD HOLDING, INC.

(B) FUNDED STATUS

     The following table sets forth the funded status of the international pension plans as of December 31:

                                                                1997             1996
                                                            -------------    -------------
                                                            ASSETS EXCEED     ACCUMULATED
                                                             ACCUMULATED       BENEFITS
                                                              BENEFITS       EXCEED ASSETS
                                                            -------------    -------------
                                                              (IN THOUSANDS OF DOLLARS)
Actuarial present value of:
  Vested benefit obligation...............................     $67,827          $43,873
                                                               -------          -------
  Accumulated benefit obligation..........................     $70,434          $45,245
                                                               -------          -------
  Projected benefit obligation............................     $75,642          $75,132
Plan assets at fair value.................................      77,846           72,305
                                                               -------          -------
Plan assets in excess of (less than) projected benefit
  obligation..............................................       2,204           (2,827)
Unrecognized net loss (gain)..............................      (1,465)           4,012
                                                               -------          -------
Net pension asset.........................................     $   739          $ 1,185
                                                               =======          =======

     Projected benefit obligations were determined using discount rates ranging from 6.5 to 8.0 percent in both 1997 and 1996. The rate of increase in future compensation levels ranged from 2.5 to 5.8 percent in 1997 and 2.5 to 6.5 percent in 1996. The vested benefit obligation reflects the benefits the employees would be entitled to receive if the employees were to terminate their employment immediately.

     As of December 31, 1997 and 1996, accrued retirement contributions for the international pension plans included in Compensation and employee benefits on the Consolidated Balance Sheets were $3.7 million and $1.2 million, respectively.

VOLUNTARY SAVINGS AND DEFINED CONTRIBUTION PLANS

     The Company provides voluntary savings plans for eligible U.S. employees. Employees may make contributions of up to 16 percent of their compensation (6 percent pretax and 10 percent after tax). The Company matches 3 percent and may match up to a total of 6 percent of the eligible compensation, depending on the Company's performance.

     The Company's wholly-owned Australian subsidiary has defined contribution plans for eligible salaried and hourly employees. Both groups of employees may contribute up to 100 percent of their compensation. During 1997 and 1996, the Company and Predecessor were required by law to contribute 6 percent of all eligible employees' compensation. The Company nor Predecessor made any further matching contributions beyond the required 6 percent in both 1997 and 1996.

     Contributions to these plans were $3.9 million for the year ended December 31, 1997, $2.9 million for the nine months ended December 31, 1996, $1.0 million for the three months ended March 27, 1996 and $3.5 million for the year ended December 31, 1995.

     Accrued savings plan contributions included in Compensation and employee benefits on the Consolidated Balance Sheets were nil at both December 31, 1997 and 1996.

NOTE 17.  OTHER POSTRETIREMENT BENEFITS

     The Company sponsors defined benefit postretirement health care plans that provide medical and life insurance coverage to eligible salaried and hourly retired U.S. employees and their dependents. The base level of medical coverage is provided to the retiree at no cost. No postretirement medical benefits are offered to salaried employees who began employment after December 31, 1993.

                            RIVERWOOD HOLDING, INC.

     The other postretirement benefits expense consisted of the following:

                                           COMPANY                        PREDECESSOR
                                 ----------------------------    -----------------------------
                                                 NINE MONTHS     THREE MONTHS
                                  YEAR ENDED        ENDED            ENDED         YEAR ENDED
                                 DECEMBER 31,    DECEMBER 31,      MARCH 27,      DECEMBER 31,
                                     1997            1996            1996             1995
                                 ------------    ------------    -------------    ------------
                                                   (IN THOUSANDS OF DOLLARS)
Service costs -- benefits
  earned during the period.....     $  350          $  398           $ 141           $  411
Interest cost on accumulated
  postretirement benefits......      1,815           1,511             491            2,248
Net amortization...............       (136)             --            (158)            (633)
                                    ------          ------           -----           ------
          Total other
            postretirement
            benefits expense...     $2,029          $1,909           $ 474           $2,026
                                    ======          ======           =====           ======
Discount rate used in
  calculation..................        7.5%            7.5%            7.0%             9.0%
                                    ======          ======           =====           ======

     The unfunded accrued postretirement benefit obligation cost reconciled with the amounts shown in the Consolidated Balance Sheets at December 31 was as follows:

                                                                 1997           1996
                                                              ----------     ----------
                                                              (IN THOUSANDS OF DOLLARS)
Actuarial present value of the accumulated postretirement
  benefit obligation:
  Retirees..................................................   $16,933        $17,060
  Fully eligible active plan participants...................     2,125          2,530
  Other active plan participants............................     6,781          7,169
                                                               -------        -------
Accumulated postretirement benefit obligation...............    25,839         26,759
Unrecognized prior service cost.............................     1,752             --
Unrecognized net (loss).....................................    (1,626)            --
                                                               -------        -------
          Total accrued postretirement benefit obligation...   $25,965        $26,759
                                                               =======        =======

     The current portion of the postretirement benefit obligations were approximately $2.5 million and $2.2 million as of December 31, 1997 and 1996, respectively.

     The actuarial present values of accumulated postretirement benefit obligations were determined using a discount rate of 7.0 percent and 7.5 percent in 1997 and 1996, respectively. For measurement purposes, a 6.5 percent annual rate of increase in the per capita cost of covered medical benefits was assumed for 1997 for all current and future retirees. This rate was assumed to decrease gradually to 5.5 percent by the year 2000 and to remain at that level thereafter. The health care cost trend rate assumption has an effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the actuarial present value of accumulated postretirement benefit obligation as of December 31, 1997 by $0.7 million and the aggregate of the service and interest cost components of the periodic cost for the year then ended by $0.1 million.

     On October 18, 1996, the Company sold substantially all of the assets of the U.S. Timberlands/Wood Products business segment (see Note 24). Accordingly, the postretirement benefit expense related to the U.S. Timberlands/Wood Products employees was included through the date of sale and the unfunded accrued postretirement benefit obligation at December 31, 1996 excluded amounts relating to the U.S. Timberlands/ Wood Products business segment. In connection with this sale, postretirement benefits were curtailed. Accordingly, the unfunded accrued postretirement benefit was reduced by approximately $1.6 million and was recorded as an adjustment to the market value of assets acquired in the Merger.

                            RIVERWOOD HOLDING, INC.

NOTE 18.  OTHER COSTS

     Other Costs include expenses associated with stock-based compensation plans and other expenses related to Predecessor's review of strategic alternatives beginning in April 1995 throughout the date of the Merger (see Note 1). For the three-month period ended March 27, 1996 and for the year ended December 31, 1995, Predecessor recognized charges of $2.3 million and $17.8 million, respectively, related to the stock-based compensation plans. For business segment reporting purposes, these expenses are allocated either to the respective business segments or Corporate segment based upon the responsibility of the individuals holding or exercising the stock incentive benefits. Predecessor incurred $8.0 million and $3.7 million of other expenses in the three-month period ended March 27, 1996 and in fiscal year 1995, respectively, related to its review of strategic alternatives and included such expenses in Corporate and Eliminations for business segment reporting purposes. Additionally, in the three-month period ended March 27, 1996, the Predecessor accrued approximately $0.8 million of environmental expenses and included such expenses in Corporate and Eliminations for business segment reporting purposes.

NOTE 19.  FOREIGN CURRENCY MOVEMENT EFFECT

     Net international currency transaction (losses) gains included in determining Income from Operations for the year ended December 31, 1997, nine-month period ended December 31, 1996, three-month period ended March 27, 1996 and for the year ended December 31, 1995 were $(1.1) million, $1.4 million, $(0.5) million, and $(0.3) million, respectively.

NOTE 20.  INCOME TAXES

     The U.S. and international components of (Loss) Income from Continuing Operations before Income Taxes and Equity in Net Earnings of Affiliates consisted of the following:

                                                    COMPANY                       PREDECESSOR
                                          ----------------------------    ----------------------------
                                                          NINE MONTHS     THREE MONTHS
                                           YEAR ENDED        ENDED           ENDED         YEAR ENDED
                                          DECEMBER 31,    DECEMBER 31,     MARCH 27,      DECEMBER 31,
                                              1997            1996            1996            1995
                                          ------------    ------------    ------------    ------------
                                                           (IN THOUSANDS OF DOLLARS)
  U.S...................................   $(173,606)      $(142,884)       $ (6,223)       $36,543
  International.........................       9,404            (840)         (4,190)        (7,141)
                                           ---------       ---------        --------        -------
(Loss) Income before Income Taxes and
  Equity in Net Earnings of
  Affiliates............................   $(164,202)      $(143,724)       $(10,413)       $29,402
                                           =========       =========        ========        =======

                            RIVERWOOD HOLDING, INC.

     The provisions for Income Tax Expense (Benefit) on (Loss) Income from Continuing Operations before Income Taxes and Equity in Net Earnings of Affiliates consisted of the following:

                                                    COMPANY                       PREDECESSOR
                                          ----------------------------    ----------------------------
                                                          NINE MONTHS     THREE MONTHS
                                           YEAR ENDED        ENDED           ENDED         YEAR ENDED
                                          DECEMBER 31,    DECEMBER 31,     MARCH 27,      DECEMBER 31,
                                              1997            1996            1996            1995
                                          ------------    ------------    ------------    ------------
                                                           (IN THOUSANDS OF DOLLARS)
Current
  U.S. federal..........................     $   --          $   --         $    --         $ 5,180
  U.S. state and local..................      2,500           2,700           1,084           2,942
  International.........................      2,866             430          (1,241)          3,628
                                             ------          ------         -------         -------
Total Current...........................      5,366           3,130            (157)         11,750
                                             ------          ------         -------         -------
Deferred
  U.S...................................         --              --          (3,519)         13,477
  International.........................        279           1,050             240          (6,430)
                                             ------          ------         -------         -------
Total Deferred..........................        279           1,050          (3,279)          7,047
                                             ------          ------         -------         -------
Income Tax Expense (Benefit)............     $5,645          $4,180         $(3,436)        $18,797
                                             ======          ======         =======         =======

     A reconciliation of income tax expense (benefit) on Income (Loss) from Continuing Operations including Equity in Net Earnings of Affiliates using the statutory U.S. income tax rate compared with the Company's actual income tax expense (benefit) is as follows:

                                                    COMPANY                       PREDECESSOR
                                          ----------------------------    ----------------------------
                                                          NINE MONTHS     THREE MONTHS
                                           YEAR ENDED        ENDED           ENDED         YEAR ENDED
                                          DECEMBER 31,    DECEMBER 31,     MARCH 27,      DECEMBER 31,
                                              1997            1996            1996            1995
                                          ------------    ------------    ------------    ------------
                                                           (IN THOUSANDS OF DOLLARS)
U.S. federal statutory (benefit)
  expense...............................    $(49,459)       $(44,164)       $(3,649)        $10,291
Increase(decrease) resulting from:
  Igaras dividend.......................          --              --            560           7,225
International income taxes at higher
  (lower) rates, net of valuation
  allowance.............................        (146)          1,774            860          (1,264)
Goodwill amortization not included for
  tax purposes..........................          --              --            130           2,107
U.S. state and local taxes..............       2,500           2,700           (340)          3,875
Limitation on use of U.S. net operating
  losses................................      53,244          44,011           (997)         (2,452)
Other, net..............................        (494)           (141)            --            (985)
                                            --------        --------        -------         -------
                                            $  5,645        $  4,180        $(3,436)        $18,797
                                            ========        ========        =======         =======

     During 1995, Predecessor received $16.1 million of gross dividends from Igaras, of which amount $12.1 million was a special, one-time dividend. Accordingly, the Company recognized the related income taxes and withholding taxes on these dividends during 1995.

                            RIVERWOOD HOLDING, INC.

     Deferred tax (liabilities) assets at December 31, 1997 and 1996 were comprised of the following:

                                                                 1997           1996
                                                              -----------    ----------
                                                              (IN THOUSANDS OF DOLLARS)
Property, plant and equipment...............................   $(193,204)     $(79,718)
Inventories.................................................          --        (6,678)
Undistributed earnings of foreign subsidiaries..............      (7,518)       (5,999)
Other compensation and benefits.............................      (1,451)           --
Other.......................................................          --          (646)
                                                               ---------      --------
  Gross deferred tax liabilities............................   $(202,173)     $(93,041)
                                                               ---------      --------
U.S. net operating loss carryforward........................     165,441        67,332
International net operating loss carryforwards..............      24,639        13,715
Revaluation of assets.......................................      23,272        34,594
Inventories.................................................      18,766            --
Goodwill....................................................      16,427        16,592
Reserves....................................................      12,135         8,270
Deferred revenues...........................................       6,546         5,095
Other postretirement benefits...............................       8,488        11,165
State and local benefit.....................................       5,101           985
Other compensation and benefits.............................          --         6,020
Other.......................................................       4,388            --
                                                               ---------      --------
  Gross deferred tax assets.................................     285,203       163,768
                                                               ---------      --------
Valuation allowance.........................................     (96,232)      (86,020)
                                                               ---------      --------
  Net deferred tax liability................................   $ (13,202)     $(15,293)
                                                               =========      ========

     The Company has assessed its earnings history and trends, sales backlog, budgeted pretax earnings, deferred tax liabilities against which deferred tax assets could be offset, and expiration dates of carryforwards, and has determined that, as of December 31, 1997 and 1996, it is more likely than not that nil and nil, respectively, of net deferred tax assets will be realized. The valuation allowance of $96.2 million at December 31, 1997, is maintained on net deferred tax assets for which the Company has not determined that realization is more likely than not. The Company will continue to assess the valuation allowance and make adjustments as appropriate.

     The U.S. federal net operating loss carryforward amount totals $494.6 million of which $95.6 million expires in 2012 and $399.0 million expires in 2013. International net operating loss carryforward amounts total $60.8 million of which $11.0 million expire through 2003 and $49.8 million have no expiration date.

     Undistributed earnings intended to be reinvested indefinitely by the international subsidiaries totaled approximately $14.5 million at December 31, 1997. No U.S. deferred income tax has been recorded on these undistributed earnings.

NOTE 21.  EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT

     On July 28, 1997, the Company completed an offering of the 1997 Notes (see
Note 10). The net proceeds of this offering were applied to prepay certain revolving credit borrowings under the Revolving Facility (without any commitment reduction), and to refinance certain Tranche A term loans and other borrowings under the Senior Secured Credit Agreement. During the third quarter of 1997, the Company recorded a non-cash, extraordinary charge to earnings of approximately $2.5 million, net of tax of $0, related to the write-off of the applicable portion of deferred debt issuance costs on the Tranche A term loans.

                            RIVERWOOD HOLDING, INC.

     In October 1996, the Company applied the proceeds from the sale of the U.S. Timberlands/Wood Products business segment (see Note 24) to loans outstanding under the Term Loan Facility and to outstanding borrowings under the Revolving Credit Facility (see Note 10). This early retirement of debt resulted in a non-cash extraordinary charge of $10.3 million, net of income taxes of $0, relating to the write-off of deferred debt issuance costs.

NOTE 22. CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING FOR SOFTWARE DEVELOPMENT PROJECT COSTS

     In accordance with EITF (Emerging Issues Task Force) consensus reached on November 20, 1997, the Company is required to change its accounting for business process reengineering costs. EITF 97-13 "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project that Combines Business Process Reengineering and Information Technology Transformation," requires that the cost of business process reengineering activities that are part of a project to acquire, develop or implement internal use software, whether done internally or by third parties, be expensed as incurred. Previously, the Company capitalized these costs as systems development costs.

     The accounting change, effective in the fourth quarter of 1997, resulted in a cumulative charge of $3.1 million, net of tax of $0.

NOTE 23.  SUPPLEMENTAL CASH FLOW INFORMATION

     The following is a summary of net cash paid in connection with the Merger (see Note 1):

                                                          (IN THOUSANDS OF DOLLARS)
                                                          -------------------------
Fair value of assets acquired...........................         $ 3,091,507
Liabilities assumed.....................................          (1,606,100)
                                                                 -----------
Cash paid...............................................           1,485,407
Less, cash acquired.....................................             (26,035)
                                                                 -----------
Net cash paid for acquisition...........................         $ 1,459,372
                                                                 ===========

     Cash paid for interest and cash paid (received), net of refunds, for income taxes was as follows:

                                            COMPANY                       PREDECESSOR
                                  ----------------------------    ----------------------------
                                                  NINE MONTHS     THREE MONTHS
                                   YEAR ENDED        ENDED           ENDED         YEAR ENDED
                                  DECEMBER 31,    DECEMBER 31,     MARCH 27,      DECEMBER 31,
                                      1997            1996            1996            1995
                                  ------------    ------------    ------------    ------------
                                                   (IN THOUSANDS OF DOLLARS)
Interest........................    $155,370        $151,371        $15,118         $109,739
                                    ========        ========        =======         ========
Income Taxes....................    $ 28,163        $ 23,335        $  (810)        $ 23,203
                                    ========        ========        =======         ========

     At the date of the Merger, the Company purchased packaging machinery and a converting press, totaling approximately $47 million, that were previously financed under operating lease arrangements.

NOTE 24.  DISCONTINUED OPERATIONS

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

                            RIVERWOOD HOLDING, INC.

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

     Net sales of the discontinued U.S. Timberlands/Wood Products business segment for the period beginning March 28, 1996 through October 18, 1996 (the date of sale) and income from operations for the same period was $81.1 million and $35.5 million, respectively.

NOTE 25.  PRO FORMA DATA

     The following unaudited pro forma financial data has been prepared assuming that the Merger and related financings were consummated on January 1, 1995 and excludes from all periods presented the results of operations of the U.S. Timberlands/Wood Products business segment which was sold on October 18, 1996 (see Note 24) and the interest and extraordinary charge on debt retired from the proceeds of such sale (see Note 21). This pro forma financial data is presented for informational purposes and is not necessarily indicative of the operating results that would have occurred had the Merger been consummated on January 1, 1995, nor is it necessarily indicative of future operations.

                                                      YEAR ENDED      YEAR ENDED
                                                     DECEMBER 31,    DECEMBER 31,
                                                         1996            1995
                                                     ------------    ------------
                                                      (IN THOUSANDS OF DOLLARS)
Net Sales..........................................   $1,110,818      $1,199,270
                                                      ==========      ==========
Net Loss...........................................   $ (135,514)     $  (61,265)
                                                      ==========      ==========

NOTE 26.  BUSINESS COMBINATIONS AND DISPOSALS

     In connection with the Merger, the Company decided to exit certain businesses and operating activities, including the sale or closure of the Company's last dedicated folding carton converting plant in the U.S., located in Kankakee, Illinois, a packaging machinery manufacturing plant in Marietta, Georgia, a beverage multiple packaging converting plant in Bakersfield, California and the trucking transportation operations in West Monroe, Louisiana, as well as the consolidation and realignment of certain operations in the U.S., Australia and Europe. The cost of exiting these businesses and operating activities were recorded as an adjustment to the market value of assets acquired in the Merger and totaled approximately $38.6 million and related to the severance of approximately 750 employees, relocation and other plant closure costs. At December 31, 1997 and 1996, $12.0 million and $29.1 million of this total was included in Other accrued liabilities in the Consolidated Balance Sheets, respectively, and is expected to be paid out through 1998.

                            RIVERWOOD HOLDING, INC.

NOTE 27. SUBSEQUENT EVENT -- SALE OF AUSTRALIAN FOLDING CARTON BUSINESS (UNAUDITED)

     On March 12, 1998, the Company entered into an agreement with Carter Holt Harvey ("Carter Holt") for the sale of Riverwood's folding carton business in Australia. The closing of the sale, which is subject to customary conditions, is expected to occur by the end of March 1998. Under the terms of the agreement for such sale, the Company will sell to Carter Holt substantially all of Riverwood's Australian folding carton assets, and Carter Holt will assume certain specified liabilities. The Company will retain substantially all of its beverage multiple packaging business in Australia. Under the agreement, Carter Holt has agreed to purchase from the Company a portion of its coated board requirements in Australia and to supply beverage cartons to meet the Company's needs for its Australian beverage business.

     Net sales applicable to the Australian folding carton business were approximately $65 million for the year ended December 31, 1997. Total net assets applicable to the Australian folding carton business as of December 31, 1997, were approximately $24 million. The Company does not expect to recognize any significant gain or loss on this sale.

NOTE 28.  BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

     The Company reports its results in two business segments: Coated Board and Containerboard. On October 18, 1996, the Company sold substantially all of the assets of the U.S. Timberlands/Wood Products business segment. The operating results of the U.S. Timberlands/Wood Products business segment have been classified as discontinued operations for the period beginning March 28, 1996 through the date of the sale. The results of operations of the U.S. Timberlands/Wood Products business segment have not been reclassified as discontinued operations in the Predecessor's Consolidated Statement of Operations (see Note 24). The Coated Board business segment includes the production and sale of coated board for packaging cartons from its West Monroe, Louisiana and Macon, Georgia mills and from its mill in Sweden; carton converting facilities in the United States, Australia and Europe; and the design, manufacture and installation of packaging machinery related to the assembly of beverage cartons. The Containerboard business segment includes the production and sale of linerboard, corrugating medium and kraft paper from paperboard mills in the United States. The discontinued U.S. Timberlands/Wood Products business segment included timberlands and operations engaged in the supply of pulpwood to the West Monroe Mill from the Company's U.S. timberlands, as well as the manufacture and sale of lumber and plywood.

     The Company's four separate geographic areas are the United States, Central/South America, Europe and Asia-Pacific. The United States area includes paper mills, beverage and folding cartonboard facilities, packaging machinery facilities and prior to the sale of the U.S. Timberlands/Wood Products (see Note
24), 538,000 acres of owned and leased timberlands, lumber mills and a plywood plant. The Europe area includes a coated recycled paperboard mill, beverage and folding cartonboard plants and a packaging machinery facility. The Asia-Pacific area includes beverage and folding cartonboard plants.

                            RIVERWOOD HOLDING, INC.

     Business segment information is as follows:

                                                    COMPANY                       PREDECESSOR
                                          ----------------------------    ----------------------------
                                                          NINE MONTHS     THREE MONTHS
                                           YEAR ENDED        ENDED           ENDED         YEAR ENDED
                                          DECEMBER 31,    DECEMBER 31,     MARCH 27,      DECEMBER 31,
                                              1997            1996            1996            1995
                                          ------------    ------------    ------------    ------------
                                                           (IN THOUSANDS OF DOLLARS)
NET SALES
Coated Board............................   $1,029,493       $749,688        $234,608       $1,007,123
Containerboard..........................      109,361        102,424          25,496          192,497
U.S. Timberlands/Wood Products(F).......           --             --          37,336          159,749
Intersegment Eliminations(A)............           --             --          (3,791)         (17,065)
                                           ----------       --------        --------       ----------
                                           $1,138,854       $852,112        $293,649       $1,342,304
                                           ==========       ========        ========       ==========
INCOME (LOSS) FROM OPERATIONS
Coated Board(B).........................   $   64,819       $ 54,976        $ 24,638       $  103,683
Containerboard(B).......................      (41,244)       (30,969)         (5,955)          17,539
U.S. Timberlands/Wood Products(B)(F)....           --             --          13,868           49,583
Corporate(B)(C).........................      (16,663)       (22,588)        (16,901)         (37,668)
                                           ----------       --------        --------       ----------
                                           $    6,912       $  1,419        $ 15,650       $  133,137
                                           ==========       ========        ========       ==========
CAPITAL EXPENDITURES
Coated Board............................   $  131,119       $121,997        $ 39,779       $  147,097
Containerboard..........................        5,203          6,784           1,919           16,490
U.S. Timberlands/Wood Products(F).......           --          2,223           2,004            3,650
Corporate...............................        5,992          1,282             372            2,848
                                           ----------       --------        --------       ----------
                                           $  142,314       $132,286        $ 44,074       $  170,085
                                           ==========       ========        ========       ==========
DEPRECIATION, AMORTIZATION AND COST OF
  TIMBER HARVESTED
Coated Board............................   $  115,779       $ 75,748        $ 17,800       $   63,800
Containerboard..........................       20,388         17,005           4,332           19,553
U.S. Timberlands/Wood Products(F).......           --          7,086           1,735            7,118
Corporate...............................        1,217          1,007             571            2,175
                                           ----------       --------        --------       ----------
                                           $  137,384       $100,846        $ 24,438       $   92,646
                                           ==========       ========        ========       ==========

                                                                 COMPANY             PREDECESSOR
                                                         ------------------------    -----------
                                                            1997          1996          1995
                                                         ----------    ----------    -----------
IDENTIFIABLE ASSETS AT DECEMBER 31
Coated Board...........................................  $2,033,072    $1,943,411    $1,262,164
Containerboard.........................................     332,850       482,902       378,910
U.S. Timberlands/Wood Products(F)......................          --            --       279,763
Corporate(D)...........................................     240,263       245,174       280,491
                                                         ----------    ----------    ----------
                                                         $2,606,185    $2,671,487    $2,201,328
                                                         ==========    ==========    ==========

                            RIVERWOOD HOLDING, INC.

                                                    COMPANY                       PREDECESSOR
                                          ----------------------------    ----------------------------
                                                          NINE MONTHS     THREE MONTHS
                                           YEAR ENDED        ENDED           ENDED         YEAR ENDED
                                          DECEMBER 31,    DECEMBER 31,     MARCH 27,      DECEMBER 31,
                                              1997            1996            1996            1995
                                          ------------    ------------    ------------    ------------
                                                           (IN THOUSANDS OF DOLLARS)
NET SALES
United States...........................   $  844,990       $604,990        $223,257       $1,037,419
Central/South America...................        1,898            880              30              137
Europe..................................      249,607        195,335          58,821          263,108
Asia-Pacific............................      132,565        107,270          30,693          108,629
Eliminations(E).........................      (90,206)       (56,363)        (19,152)         (66,989)
                                           ----------       --------        --------       ----------
                                           $1,138,854       $852,112        $293,649       $1,342,304
                                           ==========       ========        ========       ==========
INCOME (LOSS) FROM OPERATIONS
United States(B)........................   $   (2,609)      $ (3,606)       $ 19,204       $  154,478
Central/South America(B)................       (4,031)        (1,795)           (451)          (2,485)
Europe(B)...............................       10,017          4,950          (1,930)              58
Asia-Pacific(B).........................          322            824            (112)          (1,695)
Eliminations(E).........................        3,213          1,046          (1,061)         (17,219)
                                           ----------       --------        --------       ----------
                                           $    6,912       $  1,419        $ 15,650       $  133,137
                                           ==========       ========        ========       ==========

                                                                 COMPANY             PREDECESSOR
                                                         ------------------------    -----------
                                                            1997          1996          1995
                                                         ----------    ----------    -----------
IDENTIFIABLE ASSETS AT DECEMBER 31
United States..........................................  $1,930,542    $2,019,649    $1,464,546
Central/South America..................................      14,198        12,910        12,710
Europe.................................................     233,534       247,360       298,711
Asia-Pacific...........................................     188,983       155,119       159,411
Corporate(D)...........................................     240,263       245,174       280,491
Eliminations(E)........................................      (1,335)       (8,725)      (14,541)
                                                         ----------    ----------    ----------
                                                         $2,606,185    $2,671,487    $2,201,328
                                                         ==========    ==========    ==========

---------------
Notes:

(A) Represents the elimination of intersegment sales from the U.S. Timberlands/Wood Products business segment of pulpwood and chips used in the Coated Board and the Containerboard business segments.

(B) Stock-based compensation expense has been allocated to each of the business segments based upon the responsibility of the individuals holding or exercising the stock incentive benefits. During the three months ended March 27, 1996, $1.2 million, $0.1 million, $0.2 million and $0.8 million of stock-based compensation expense were allocated to the Coated Board, Containerboard and U.S. Timberlands/Wood Products business segments and Corporate and Eliminations, respectively. During 1995, $7.4 million, $0.9 million, $0.8 million and $8.7 million were recorded in the Coated Board, Containerboard, U.S. Timberlands/Wood Products and Corporate and Eliminations business segments, respectively. Expenses associated with the Company's review of strategic alternatives and environmental reserves are included in Corporate for business segment reporting purposes and have been allocated for geographic area information.

(C) Primarily consists of unallocated general corporate expenses.

                            RIVERWOOD HOLDING, INC.

(D) Corporate assets are principally the equity investment in Igaras, U.S. cash and equivalents, prepaid pension costs and other prepayments, deferred loan costs, deferred tax assets and a portion of property, plant and equipment.

(E) Represents primarily the elimination of intergeographic sales and profits from transactions between the Company's U.S., Europe, Asia-Pacific and Central/South America operations.

(F) On October 18, 1996, the Company sold substantially all of the assets of the U.S. Timberlands/Wood Products business segment for $550 million in cash. The Company did not recognize any gain or loss on the sale. The operating results for the U.S. Timberlands/Wood Products business segment have been classified as discontinued operations for the period beginning March 28, 1996 through October 18, 1996 (see Note 24).

NOTE 29.  RELATED PARTY TRANSACTIONS

     The Company receives certain management services provided by Clayton, Dubilier and Rice, Inc. ("CD&R"), an affiliate of an equity investor in the Company. Charges for such services, including reimbursement of expenses, totaled approximately $0.5 million and $0.6 million for the year ended December 31, 1997, and the nine-month period ended December 31, 1996, respectively, and were included in operating expenses in the Consolidated Statements of Operations. Additionally, the Company paid fees totaling approximately $15.1 million to CD&R and an affiliate of another equity investor in connection with the Merger and related financing.

     Predecessor received a portion of its corporate and other related services from Manville. These services, which terminated in connection with the Merger, and amounts are summarized as follows.

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

     Selling, General and Administrative expenses included $0.8 million and $4.7 million for the three-month period ended March 27, 1996 and the year ended December 31, 1995, respectively, reflecting a reimbursement of the costs estimated to have been incurred by Manville on behalf of Predecessor for Corporate, General and Administrative services to Predecessor. In addition, Predecessor participated in Manville's various property, general liability and other insurance programs. Additionally, prior to 1994, Predecessor participated in Manville's medical insurance program. Under these programs, insurance expense was charged to Predecessor based on its claims experience, property values or other appropriate bases. Insurance expense charged to Predecessor from Manville was $0.6 million and $6.3 million for the three-month period ended March 27, 1996 and the year ended December 31, 1995, respectively. These charges were made on a basis management believed reasonable.

                            RIVERWOOD HOLDING, INC.

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

                            RIVERWOOD HOLDING, INC.

                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Results of operations for the four quarters of 1997 and 1996 are shown below:

                                                                         (LOSS)
                                                                         BEFORE
                                                                      EXTRAORDINARY
                                                                        ITEM AND
                                                                       CUMULATIVE
                                                          INCOME      EFFECT OF AN
                                              GROSS     (LOSS) FROM    ACCOUNTING
          (QUARTER)             NET SALES     PROFIT    OPERATIONS       CHANGE       NET LOSS(A)
          ---------             ----------   --------   -----------   -------------   -----------
                                                    (IN THOUSANDS OF DOLLARS)
COMPANY:
1997
First.........................  $  267,188   $ 31,979     $(1,739)      $ (37,844)     $ (37,844)
Second........................     294,034     35,309         245         (38,626)       (38,626)
Third.........................     284,875     39,264       7,515         (32,081)       (34,544)
Fourth........................     292,757     31,911         891         (38,406)       (41,459)
                                ----------   --------     -------       ---------      ---------
          Total...............  $1,138,854   $138,463     $ 6,912       $(146,957)     $(152,473)
                                ==========   ========     =======       =========      =========
1996
Second........................  $  293,884   $ 41,489     $ 6,112       $ (21,254)     $ (21,254)
Third.........................     291,645     41,081       3,044         (25,754)       (25,754)
Fourth........................     266,583     35,228      (7,737)        (47,808)       (58,128)
                                ----------   --------     -------       ---------      ---------
          Total...............  $  852,112   $117,798     $ 1,419       $ (94,816)     $(105,136)
                                ==========   ========     =======       =========      =========
PREDECESSOR:
1996
First.........................  $  293,649   $ 60,948     $15,650       $  (2,050)     $  (2,050)
                                ==========   ========     =======       =========      =========

---------------

NOTES:

(A) On July 28, 1997, the Company completed an offering of the 1997 Notes. The net proceeds of this offering were applied to prepay certain revolving credit borrowings under the Revolving Facility (without any commitment reduction), and to refinance certain Tranche A term loans and other borrowings under the Senior Secured Credit Agreement. During the third quarter of 1997, the Company recorded a non-cash, extraordinary charge to earnings of approximately $2.5 million, net of tax of $0, related to the write-off of the applicable portion of deferred debt issuance costs on the Tranche A term loans.

    In accordance with EITF (Emerging Issues Task Force) consensus reached on November 20, 1997, the Company is required to change its accounting for business process reengineering costs. EITF 97-13 "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project that Combines Business Process Reengineering and Information Technology Transformation," requires that the cost of business process reengineering activities that are part of a project to acquire, develop or implement internal use software, whether done internally or by third parties, be expensed as incurred. Previously, the Company capitalized these costs as systems development costs. The accounting change, effective in the fourth quarter of 1997, resulted in a cumulative charge of $3.1 million, net of tax of $0.

    During the fourth quarter of 1997, the Company recorded a charge of $5.2 million related to a LIFO inventory valuation and recognition of expense associated with the liquidation of inventory written-up in connection with the Merger.

    On October 18, 1996, the Company sold substantially all of the assets of the U.S. Timberlands/Wood Products business segment for approximately $550 million in cash. In addition, the buyer assumed certain specified preclosing liabilities. Under the terms of the agreement for such sale, the Company and the buyer entered into a twenty-year supply agreement with a ten-year renewal option for the purchase by the Company, at market-based prices, of a majority of the Company's requirements for pine pulpwood and residual chips at its West Monroe Mill, as well as a portion of the Company's needs for hardwood pulpwood at the West Monroe Mill. The Company did not recognize any gain or loss on the sale. The Company applied the proceeds from this sale to outstanding loans under the Term Loan Facility and to outstanding borrowings under the Revolving Credit Agreement. This early retirement of debt resulted in a non-cash extraordinary charge to fourth quarter 1996 Net Loss of $10.3 million, net of income taxes of $0, relating to the write-off of deferred debt issuance costs.

                              MANAGEMENT'S REPORT

     The accompanying consolidated financial statements have been prepared by Management in conformity with generally accepted accounting principles appropriate under the circumstances. The representations in the financial statements and the fairness and integrity of such statements are the responsibility of Management. All of the other financial information in the Annual Report and Form 10-K is consistent with the financial statements.

     The financial statements necessarily include some amounts that are based on Management's best estimates and judgments. Management believes that the financial statements reflect, in all material respects, the substance of transactions that should be included and appropriately account for or disclose all material uncertainties.

     The consolidated financial statements prepared by Management have been audited in accordance with generally accepted auditing standards by Deloitte & Touche LLP (for the year ended December 31, 1997, the nine months ended December 31, 1996 and three months ended March 27, 1996) and Coopers & Lybrand L.L.P.
(1995), Independent Accountants, whose reports are also presented.

     Riverwood International Corporation maintains internal accounting control systems to provide reliable financial information for preparation of financial statements, to safeguard assets against loss or unauthorized use and to ensure proper authorization and accounting for all transactions. Management is responsible for maintenance of these systems, which is accomplished through communication of established written codes of conduct, systems, policies and procedures; employee training; and appropriate delegation of authority and segregation of responsibilities.

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

Stephen M. Humphrey                                   Thomas M. Gannon
President and Chief Executive Officer                 Senior Vice President
                                                      and Chief Financial Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Directors of Riverwood Holding, Inc.:

     We have audited the accompanying consolidated balance sheets of Riverwood Holding, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 1997, the nine months ended December 31, 1996 and the three months ended March 27, 1996 (Predecessor). Our audits also included the financial statement Schedule II for the year ended December 31, 1997, the nine months ended December 31, 1996 and the three months ended March 27, 1996 (Predecessor). These financial statements and financial statement Schedule II are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement
Schedule II based on our audits. We did not audit the financial statements of Igaras Papeis e Embalagens S.A. (Igaras), the Company's investment in which is accounted for by use of the equity method. The Company's equity in Igaras' net assets of $137,964,000 and $121,163,000 at December 31, 1997 and 1996,
respectively, and in Igaras' net income of $21,480,000; $17,542,000 and $4,927,000 for the year ended December 31, 1997, the nine months ended December 31, 1996 and the three months ended March 27, 1996 (Predecessor), respectively, are included in the accompanying financial statements. The financial statements of Igaras for the year ended December 31, 1997 and 1996, respectively, were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such company, is based on the report of such other auditors.

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

     In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Riverwood Holding, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for the year ended December 31, 1997, the nine months ended December 31, 1996 and the three months ended March 27, 1996 (Predecessor) in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 13, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Directors of Riverwood Holding, Inc.:

     We have audited the accompanying consolidated statements of income, stockholders' equity, and cash flows of Riverwood International Corporation for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material aspects, the consolidated results of operations and cash flows of Riverwood International Corporation for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.

Atlanta, Georgia
January 22, 1996

                        IGARAS PAPEIS E EMBALAGENS S.A.

                          CONSOLIDATED BALANCE SHEETS

                            ------------------------

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1997           1996
                                                              -----------    -----------
                                                              (IN THOUSANDS OF DOLLARS)
                                   ASSETS
Current Assets:
  Cash and Equivalents......................................   $ 40,094       $ 23,177
  Receivables, Net..........................................     39,491         27,296
  Inventories...............................................     30,655         31,601
  Prepaid Income Tax........................................         10             --
  Other Assets..............................................      5,506          5,469
                                                               --------       --------
          Total Current Assets..............................    115,756         87,543
Property, Plant and Equipment, Net..........................    353,200        274,404
Deferred Tax Assets.........................................      4,149          5,331
Other Noncurrent Assets.....................................      7,255          6,647
                                                               --------       --------
          Total Assets......................................   $480,360       $373,925
                                                               ========       ========
                               LIABILITIES
Current Liabilities:
  Short-Term Debt...........................................   $ 28,316       $ 30,774
  Current Portion of Long-Term Debt.........................     32,711          5,724
  Accounts Payable..........................................     12,205         14,550
  Income Taxes..............................................         --          4,502
  Deferred Income Taxes.....................................        130            130
  Other Accrued Liabilities.................................     13,293         14,998
                                                               --------       --------
          Total Current Liabilities.........................     86,655         70,678
  Long-Term Debt, less Current Portion......................     68,960         14,587
  Pension Fund..............................................      2,267          2,032
  Deferred Income Taxes.....................................     12,970         14,474
  Other Noncurrent Liabilities..............................      5,944            871
                                                               --------       --------
          Total Liabilities.................................    176,796        102,642
                                                               --------       --------
Contingencies and Commitments (Note 10)
SHAREHOLDERS' EQUITY
Preferred Stock:
  Class A (No par Value; 32 Shares Authorized, Issued and
     Outstanding in 1997 and 1996, respectively)............         --             --
  Class B (No par Value; No Shares Authorized, Issued and
     Outstanding in 1997 and 1996, respectively)............         --             --
  Common Stock (No par Value; 167,309,968 Shares Authorized,
     Issued and Outstanding in 1997 and 1996,
     respectively)..........................................    170,984        170,984
  Retained Earnings.........................................    132,580        100,299
                                                               --------       --------
          Total Shareholders' Equity........................    303,564        271,283
                                                               --------       --------
          Total Liabilities and Shareholders' Equity........   $480,360       $373,925
                                                               ========       ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        IGARAS PAPEIS E EMBALAGENS S.A.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
                                                                (IN THOUSANDS OF DOLLARS)
Net Sales..................................................  $239,454    $234,698    $275,551
Cost of Sales..............................................   165,983     156,577     139,011
Selling, General and Administrative Expenses...............    20,174      19,989      19,049
Translation Losses, Net....................................     2,466       2,115       2,457
Other (Expense) Income, Net................................    (1,637)        854      (6,502)
                                                             --------    --------    --------
Income from Operations.....................................    49,194      56,871     108,532
Interest Income............................................     4,864       8,872      16,171
Interest Expense...........................................     3,968       4,914       5,909
                                                             --------    --------    --------
Income before Income Taxes.................................    50,090      60,829     118,794
Current Income Tax Expense.................................     7,739      12,400      45,226
Deferred Income Tax Expense(Income)........................      (322)      3,764       3,558
                                                             --------    --------    --------
Net Income.................................................  $ 42,673    $ 44,665    $ 70,010
                                                             ========    ========    ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        IGARAS PAPEIS E EMBALAGENS S.A.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1997        1996        1995
                                                            --------    --------    ---------
                                                                (IN THOUSANDS OF DOLLARS)
Cash Flows from Operating Activities:
  Net Income..............................................  $ 42,673    $ 44,665    $  70,010
  Noncash Items Included in Net Income:
     Depreciation, Amortization and Cost of Timber
       Harvested..........................................    19,561      16,632       14,847
     Deferred Income Tax Expense(Income)..................      (322)      3,764        3,558
     Pension Expense, Net of Funding......................       347         337          168
     Other, Net...........................................      (248)       (306)        (313)
  (Increase) Decrease in Current Assets:
     Receivables..........................................     1,270      (5,399)      (3,786)
     Inventories..........................................       946       1,577      (12,937)
     Other Assets.........................................      (109)       (788)      (2,975)
  Increase (Decrease) in Current Liabilities:
     Accounts Payable.....................................    (2,345)      1,444        2,065
     Income Taxes.........................................    (4,512)    (30,062)      34,038
  Other Current Liabilities...............................    (1,705)      1,289        3,253
  Increase (Decrease) in Other Noncurrent Liabilities.....     5,073         (60)         931
                                                            --------    --------    ---------
Net Cash Provided by Operating Activities:................    60,629      33,093      108,859
                                                            --------    --------    ---------
Cash Flows from Investing Activities:
  Purchases of Property, Plant and Equipment..............   (98,661)    (60,010)     (41,343)
  Proceeds from Sales of Property, Plant and Equipment....       297         615          457
  (Increase) Decrease in Other Noncurrent Assets..........      (608)     (1,619)         947
                                                            --------    --------    ---------
Net Cash Used in Investing Activities.....................   (98,972)    (61,014)     (39,939)
                                                            --------    --------    ---------
Cash Flows from Financing Activities:
  Proceeds from Long-Term Debt............................    90,927       9,350        6,084
  Proceeds from Short-Term Debt...........................    55,166      70,476       92,889
  Payments on Short-Term Debt.............................   (80,441)    (68,964)     (88,677)
  Dividends...............................................   (10,392)     (9,993)     (32,233)
                                                            --------    --------    ---------
Net Cash Provided by (Used in) Financing Activities.......    55,260         869      (21,937)
                                                            --------    --------    ---------
Net Increase (Decrease) in Cash and Equivalents...........    16,917     (27,052)      46,983
Cash and Equivalents at Beginning of Period...............    23,177      50,229        3,246
                                                            --------    --------    ---------
Cash and Equivalents at End of Period.....................  $ 40,094    $ 23,177    $  50,229
                                                            ========    ========    =========
Supplemental Disclosure of Cash Flow Information:
Cash Paid during the Year for:
  Income Taxes............................................  $ 12,083    $ 40,161    $   8,583
  Interest................................................  $  6,699    $  6,776    $   6,982
                                                            ========    ========    =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        IGARAS PAPEIS E EMBALAGENS S.A.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                         PREFERRED STOCK                                  TOTAL
                                        ------------------     COMMON     RETAINED    SHAREHOLDERS'
                                        CLASS A    CLASS B     STOCK      EARNINGS       EQUITY
                                        -------    -------    --------    --------    -------------
                                                         (IN THOUSANDS OF DOLLARS)
Balances at December 31, 1994.........      --         --     $170,984    $ 27,850      $198,834
Net Income............................      --         --           --      70,010        70,010
Dividends of $0.275 per Share on
  Common Stock........................      --         --           --     (32,233)      (32,233)
                                        ------     ------     --------    --------      --------
Balances at December 31, 1995.........      --         --      170,984      65,627       236,611
Net Income............................      --         --           --      44,665        44,665
Dividends of $0.060 per Share on
  Common Stock........................      --         --           --      (9,993)       (9,993)
                                        ------     ------     --------    --------      --------
Balances at December 31, 1996.........                         170,984     100,299       271,283
Net Income............................      --         --           --      42,673        42,673
Dividends of $0.061 per Share on
  Common Stock........................      --         --           --     (10,392)      (10,392)
                                        ------     ------     --------    --------      --------
Balances at December 31, 1997.........                        $170,984    $132,580      $303,564
                                        ======     ======     ========    ========      ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        IGARAS PAPEIS E EMBALAGENS S.A.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                                 BALANCE SHEETS

Inventories; Prepaid Expenses; Property, Plant and
  Equipment
Advances for Energy Supply and Shareholders' Equity          At Historical
                                                             Exchange Rates

                                                                AT THE YEAR END
                                                               EXCHANGE RATES OF:
                                                             ----------------------
                                                               1997         1996
                                                             ---------    ---------
All Other Assets and Liabilities...........................   R$1.1164     R$1.0394
                                                             US$1.00      US$1.00

                            STATEMENTS OF OPERATIONS

Cost of Sales; Depreciation; Cost of Timber Harvested and    At Historical
  Amortization of Other Assets                               Exchange Rates
All Other Income and Expense Items                           At Average Exchange
                                                             Rate for the Period

     All translation gains and losses are included in income from operations.

     Effective January 1, 1998, and concurrent with the determination that Brazil is no longer a highly inflationary economy, the Company determined that its functional currency is the U.S. dollar. Accordingly, the Company will continue to present its consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States translated under the historical rate method.

(C) CASH AND EQUIVALENTS

     Cash and equivalents include time deposits, certificates and receipts of deposits and other marketable securities with original maturities of three months or less.

(D) INVENTORIES

     Inventories are stated at average cost which is lower than market.

(E) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Cost includes capitalized interest incurred during the construction phase. In 1997, 1996 and 1995, $4,592,000, $2,504,000, and $736,000 of interest expense was capitalized, respectively.

                        IGARAS PAPEIS E EMBALAGENS S.A.

     Expenditures for significant improvements, or for replacement parts, which extend the useful life of an asset for more than one year, are capitalized, while maintenance and repair costs are charged against operations as incurred. The Company reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

     Gains and losses from normal retirement or replacement of property, plant and equipment are reflected in accumulated depreciation with no effect on current period earnings. The amount of related accumulated deferred losses, net of accumulated depreciation, was $381,000 and $369,000 as of December 31, 1997 and 1996, respectively. Gains and losses arising from abnormal disposals are included in income from operations.

(F) DEPRECIATION AND COST OF TIMBER HARVESTED

     Depreciation of cost is provided over the estimated useful lives of the related assets using the straight-line method.

     The estimated useful lives used in computing depreciation were as follows for all years presented:

Land Improvements...........................................  35 years
Buildings and Building Equipment............................  35 years
Machinery, Equipment and Vehicles...........................  5 to 20 years
Furniture and Fixtures......................................  16 years
Computer Hardware...........................................  4 to 5 years

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

NOTE 2.  EFFECTS OF INFLATION

     Brazilian corporate law and tax regulations required monetary correction, until December 31, 1995 (price-level restatement) of permanent assets (fixed assets, deferred charges and permanent investments) and shareholders' equity accounts using the Ufir index published by the Brazilian Government. The computed monetary correction amounts were recorded in the respective Brazilian balance sheet accounts with the net

                        IGARAS PAPEIS E EMBALAGENS S.A.

amount recorded as a gain or loss in the Brazilian statement of operations. As of January 1, 1996, as established by the Brazilian corporation law and tax regulations (Law No. 9.249/95), the monetary correction of the financial statements was abolished. Consequently, there are no effects of monetary correction in the income tax for 1997 and 1996.

NOTE 3.  RECEIVABLES

     The components of receivables were as follows at December 31:

                                                                 1997          1996
                                                              ----------    -----------
                                                              (IN THOUSANDS OF DOLLARS)
Trade.......................................................   $39,791       $ 40,957
Less:
  Export Drafts Discounted with Recourse....................        --        (13,465)
  Allowance for Bad Debts...................................      (300)          (196)
                                                               -------       --------
                                                               $39,491       $ 27,296
                                                               =======       ========

     Effective January 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Accordingly, $12,128,000 has been included in Receivables, Net and Short-Term Debt in the accompanying consolidated balance sheet as of December 31, 1997 with respect to these arrangements.

     Export sales by geographic area were as follows:

                                                      FOR THE YEARS ENDED DECEMBER 31
                                                      -------------------------------
                                                       1997        1996        1995
                                                      -------     -------     -------
                                                         (IN THOUSANDS OF DOLLARS)
Europe.............................................   $ 8,245     $10,511     $28,348
Asia -- Africa.....................................    17,506      21,242      28,395
Latin America, Other than Brazil...................    27,453      22,979      27,454
                                                      -------     -------     -------
          Total Export Sales.......................   $53,204     $54,732     $84,197
                                                      =======     =======     =======

     The remaining net sales for each of the periods presented were to customers which were not concentrated in any specific region, but were concentrated primarily in the consumer products industry. No single customer accounted for more than 10% of the Company's net sales, and there were no significant accounts receivable from a single customer. The Company reviews a customer's credit history before extending credit. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Bad debt expense was $104,000, $191,000 and $0 for the years ended December 31, 1997, 1996 and 1995, respectively.

                        IGARAS PAPEIS E EMBALAGENS S.A.

NOTE 4.  INVENTORIES

     The major classes of inventories were as follows at December 31:

                                                                   1997            1996
                                                                ----------      ----------
                                                                (IN THOUSANDS OF DOLLARS)
Finished Goods..............................................     $ 1,766         $ 2,580
Work-in-Process.............................................         785           1,180
Raw Materials...............................................      13,341          12,177
Maintenance Materials and Other Supplies....................      16,506          17,349
Less: Reserve for Obsolete and Slow-Moving Inventory........      (1,743)         (1,685)
                                                                 -------         -------
                                                                 $30,655         $31,601
                                                                 =======         =======

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT

     The components of property, plant and equipment were as follows at December 31:

                                                                  1997            1996
                                                               ----------      ----------
                                                               (IN THOUSANDS OF DOLLARS)
Land and Land Improvements.................................     $  8,429        $  8,095
Buildings and Building Equipment...........................       40,819          38,812
Machinery, Equipment and Vehicles..........................      288,056         259,112
Furniture and Fixtures.....................................        4,745           4,568
Computer Hardware..........................................        1,907           1,743
Construction in Progress...................................       94,314          33,560
                                                                --------        --------
                                                                 438,270         345,890
Less: Accumulated Depreciation.............................      147,120         131,692
                                                                --------        --------
                                                                 291,150         214,198
Timber and Timberlands, less Cost of Timber Harvested......       62,050          60,206
                                                                --------        --------
                                                                $353,200        $274,404
                                                                ========        ========

                        IGARAS PAPEIS E EMBALAGENS S.A.

NOTE 6.  LONG-TERM DEBT

     Long-term debt consisted of the following at December 31:

                                PRINCIPAL       PERIOD
                                   DUE        OUTSTANDING       ANNUAL INTEREST RATE          1997            1996
                              -------------   -----------   -----------------------------  -----------     ----------
                                                                                           (IN THOUSANDS OF DOLLARS)
Credibanco                      Annually       1993-1997                9.7%                $     --        $   492
Frances e Brasileiro             Monthly       1995-1999                5.18%                    243            405
Frances e Brasileiro             Monthly       1995-1999                5.54%                    301            502
Credibanco                    Semi-annually    1996-1997            Libor + 1.5%                  --            431
                                                             (7.3 at December 31, 1996)
Credibanco                    Semi-annually    1996-1997            Libor + 1.5%                  --            368
                                                             (7.3 at December 31, 1996)
Credibanco                    Semi-annually    1996-1997            Libor + 1.5%                  --            640
                                                             (7.3 at December 31, 1996)
ING Bank                        Annually       1996-1999                5.8%                   3,374          3,374
ING Bank                        Annually       1996-1999                5.8%                     658            658
Finame                           Monthly       1993-1998                12.0%                  2,863          6,186
BNDES                            Monthly       1994-1999                12.0%                    860          1,457
BNDES                            Monthly       1997-1999                12.0%                    516            779
BNDES                            Monthly       1997-2000                12.5%                    581            842
BNDES                            Monthly       1997-2000                10.5%                    591            771
BNDES                            Monthly       1998-2001                12.0%                  2,625          3,229
Chase                         Tri-annually     1997-2000                6.62%                  1,779             --
Santander                     Semi-annually    1997-2001            Libor + 0.25%                824             --
                                                             (6.19 at December 31, 1997)
Unibanco                      Semi-annually    1997-2002            Libor + 5.40%              3,750             --
                                                            (11.46 at December 31, 1997)
Ing Bank                        Annually       1997-2001            Libor + 1.75%             10,000             --
                                                             (5.87 at December 31, 1997)
BNDES                            Monthly       1997-2007            8.04% + 1.50%              6,206             --
BNDES                            Monthly       1997-2007            8.04% + 1.50%             27,647             --
Frances -- PAC                   Monthly       1997-2002               10.00%                  2,129             --
Frances -- PAC                   Monthly       1997-2002               11.00%                    662             --
Unibanco                         Monthly       1997-2002               10.50%                    390             --
Unibanco                         Monthly       1997-2002               11.00%                    691             --
FNB -- New England            Semi-annually    1997-2001                7.34%                    546             --
ING Bank                        Annually       1997-1998            7.86% a 8.25%              4,847             --
ING Bank                        Annually       1997-1998            Libor + 2.00%              2,094             --
                                                             (6.12 at December 31, 1997)
Credibanco                      Annually       1997-1998            7,00% a 8.65%              1,893             --
ING Bank                        Annually       1997-1999       Libor + 2.125% (6.00 at         2,137             --
                                                                 December 31, 1997)
ING Bank                        Annually       1997-1999       Libor + 0.125% (6.50 at         2,181             --
                                                                 December 31, 1997)
EPP -- Credit Lyonnais          Annually       1997-1998            Libor + 2.00%             15,000             --
                                                             (5.81 at December 31, 1997)
Frances                       Semi-annually    1997-2002           Libor + 1.375%              2,003             --
                                                             (6.20 at December 31, 1997)
Frances                         Annually       1997-1999            Libor + 2.75%              1,730             --
                                                             (7.35 at December 31, 1997)
Frances                         Annually       1997-1998                7.90%                    325             --
Credibanco                      Annually       1997-1998            Libor + 0.75%              1,851             --
                                                             (6.75 at December 31, 1997)
Others                                                                                           374            177
                                                                                            --------        -------
                                                                                             101,671         20,311
Less Current Portion                                                                          32,711          5,724
                                                                                            --------        -------
                                                                                            $ 68,960        $14,587
                                                                                            ========        =======

                        IGARAS PAPEIS E EMBALAGENS S.A.

     Long-term debt maturities and expirations of funded long-term working capital commitments at December 31, 1997 were as follows:

                                                       (IN THOUSANDS OF DOLLARS)
1998.................................................          $ 32,711
1999.................................................            17,178
2000.................................................             9,324
2001.................................................            17,073
2002 - 2007..........................................            25,385
                                                               --------
                                                               $101,671
                                                               ========

     The weighted average interest rate on short-term debt approximated 8% at December 31, 1997 and 1996, respectively.

     Loans and financings obtained from BNDES and Credibanco are guaranteed by first mortgage of farms located in the State of Santa Catarina, chattel mortgage and pledged machinery and equipment. There are no other restrictions, guarantees, collateral or covenants associated with long-term debt.

NOTE 7.  OTHER ACCRUED LIABILITIES

     The components of other accrued liabilities were as follows at December 31:

                                                                 1997            1996
                                                              ----------      ----------
                                                              (IN THOUSANDS OF DOLLARS)
Wages and Compensation......................................   $ 5,711         $ 7,389
Value-Added and Other Taxes Payable.........................     1,464           1,579
Amount Due to Affiliate.....................................     1,533           3,137
Other.......................................................     4,585           2,893
                                                               -------         -------
                                                               $13,293         $14,998
                                                               =======         =======

NOTE 8.  PENSION FUND

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

     The components of the periodic pension expense were as follows for the following years:

                                                              FOR THE YEARS ENDED
                                                                  DECEMBER 31
                                                           --------------------------
                                                            1997      1996      1995
                                                           ------    ------    ------
                                                           (IN THOUSANDS OF DOLLARS)
Service Cost -- Benefits Earned during the Year..........  $  844    $  820    $  721
Interest Cost on Projected Benefit Obligation............     620       562       469
Actual Return on Plan Assets Gain........................    (446)     (357)     (162)
Amortization of Prior Service Cost.......................     112       112       112
                                                           ------    ------    ------
Total Pension Expense....................................  $1,130    $1,137    $1,140
                                                           ======    ======    ======

                        IGARAS PAPEIS E EMBALAGENS S.A.

     Certain assumptions used in determining the pension expense and net pension liability for 1997, 1996 and 1995 were as follows:

Discount Rates                             5% per year above Inflation in Brazil
Rates of Increase in Future Compensation
  Levels                                   3% per year above Inflation in Brazil
Expected Long-Term Rates of Return on
  Assets                                   5% per year above Inflation in Brazil

     The following table sets forth the funded status of the plan as of December 31:

                                                                 1997           1996
                                                              -----------    -----------
                                                              (IN THOUSANDS OF DOLLARS)
Actuarial Present Value of:
  Vested Benefit Obligation.................................   $  7,874       $  6,694
                                                               ========       ========
  Accumulated Benefit Obligation............................   $  9,632       $  8,683
                                                               ========       ========
  Projected Benefit Obligation..............................   $(13,663)      $(12,527)
Plan Assets at Fair Value...................................     10,650          8,662
                                                               --------       --------
Plan Assets less Projected Benefit Obligation...............     (3,013)        (3,865)
Unrecognized Net Gain(Loss).................................       (979)            24
Unrecognized Prior Service Cost.............................      1,571          1,683
                                                               --------       --------
Pension Liability -- Current................................       (154)          (126)
Pension Liability -- Long-Term..............................     (2,267)        (2,032)
                                                               --------       --------
          Net Pension Liability.............................   $ (2,421)      $ (2,158)
                                                               ========       ========

     The unrecognized prior service cost is amortized on a straight-line basis over the average remaining service of employees, which approximates 23 years.

NOTE 9.  INCOME TAXES

     During 1997, 1996 and 1995, the statutory income tax rates including the social contribution tax on ordinary profits were approximately 33%, 32% and 48%, respectively. The statutory income tax rate on agricultural profits including the social contribution tax was 32% for 1996 and 1997 and 33% for 1997.

     On December 27, 1996, the government enacted Law No. 9430/96 changing the statutory income tax rate from 32% to 33% (including social contribution), effective January 1, 1997. This rate change caused an increase of $89,000 in deferred income taxes which was recognized during 1996.

                        IGARAS PAPEIS E EMBALAGENS S.A.

     Approximate tax effects of temporary differences giving rise to the net deferred tax assets and liabilities were as follows at December 31:

                                                                 1997           1996
                                                              ----------     ----------
                                                              (IN THOUSANDS OF DOLLARS)
Deferred Tax Assets:
  Provision for Loss on Eletrobras Bonds....................   $   927        $ 1,019
  Inflationary Losses.......................................       858          1,842
  Pensions..................................................       802            712
  Miscellaneous.............................................     1,562          1,758
                                                               -------        -------
          Total Deferred Tax Assets.........................   $ 4,149        $ 5,331
                                                               =======        =======
Deferred Tax Liabilities:
  Inflationary Profit.......................................   $ 3,834        $ 9,749
  Property, Plant and Equipment.............................     9,249          4,670
  Miscellaneous.............................................        17            185
                                                               -------        -------
          Total Deferred Tax Liabilities....................   $13,100        $14,604
                                                               =======        =======

     The current and long-term portions of the net deferred tax liability were $130,000 and $12,970,000, respectively, in 1997, and $130,000 and $14,474,000, respectively, in 1996.

     The reported amount of income tax expense on income before income taxes differs from the amount of income tax expense that would result from applying the Brazilian statutory income tax rate to income before income taxes for the following reasons:

                                                        FOR THE YEARS ENDED DECEMBER 31
                                                        --------------------------------
                                                          1997        1996        1995
                                                        --------    --------    --------
                                                           (IN THOUSANDS OF DOLLARS)
Brazilian Statutory Expense...........................  $16,529     $20,074     $57,235
Accelerated Depreciation..............................       --          --      (8,069)
Interest on Own Capital...............................   (2,335)     (4,089)         --
Inflationary Profit...................................   (5,915)     (1,188)        641
Other, Net............................................     (862)      1,367      (1,023)
                                                        -------     -------     -------
          Income Tax Expense..........................  $ 7,417     $16,164     $48,784
                                                        =======     =======     =======

NOTE 10.  CONTINGENCIES AND COMMITMENTS

     The Company is a party to a number of lawsuits arising out of the conduct of its business. While there can be no assurance as to their ultimate outcome, the Company does not believe that these lawsuits will have a material impact on the results of operations, cash flows or financial condition of the Company.

     As of December 31, 1997, outstanding purchase commitments relating to capital projects totaled approximately $35,000,000.

NOTE 11.  SHAREHOLDERS' EQUITY

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

                        IGARAS PAPEIS E EMBALAGENS S.A.

     The Class A preferred shares are not entitled to vote and are not convertible into common shares. As of April 30, 1996, one Class B preferred share was converted into one common share with no par value for Saragy S.A. and, additionally, 50,309,984 common shares with no par value were issued of which 25,154,992 was distributed to Riverwood and 25,154,992 to Saragy S.A.

     Earnings may be distributed only out of Reais retained earnings reflected in the books of Igaras Papeis e Embalagens S.A. As of December 31, 1997, the U.S. dollar equivalent of this amount available for distribution was approximately $25,187,000.

NOTE 12.  RELATED-PARTY TRANSACTIONS

     During the years ended December 31, 1997, 1996 and 1995, the Company purchased approximately $21,000,000, $5,100,000 and $5,700,000 of paper and machinery respectively, from Riverwood. Intercompany profits in ending inventory are not material at December 31, 1997 and 1996.

NOTE 13.  OTHER (EXPENSE) INCOME, NET

     Other (expense) income, net in 1995, included approximately $3,600,000 of expenses related to the settlement of certain sales tax matters and approximately $2,300,000 of bonus compensation expenses.

NOTE 14.  SUBSEQUENT EVENTS

     On January 6, 1998, Igaras acquired Ponte Nova Papeis e Embalagens Ltda. ("Ponte Nova"), created as a result of a spin-off from Trombini Papel e Embalagens S.A. ("Trombini"). Ponte Nova was formed with the assets and certain liabilities of two corrugated containers plants and a recycling pulp and paper plant. The total purchase price was approximately $35,000,000, not subject to financing. Under the terms of this agreement, on January 6, 1998, Igaras paid approximately $20,909,000. Trombini has 150 days from the date of the agreement to unencumber the remaining assets of these plants and, at such time, these assets will be transferred to Igaras for an additional $14,091,000.

     The acquisition was accounted for as a purchase and, accordingly, the purchase price will be allocated to the underlying assets and liabilities based on their estimated fair market values at the date of acquisition. The estimated value of the total assets of these plants was approximately $28,824,000 and the liabilities assumed totaled $596,000.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors of
IGARAS PAPEIS E EMBALAGENS S.A.:

     We have audited the accompanying consolidated balance sheets of IGARAS PAPEIS E EMBALAGENS S.A. as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IGARAS PAPEIS E EMBALAGENS S.A. as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles in the United States of America.

     As discussed in Note 3 to the consolidated financial statements, in 1997 the Company adopted the provisions of Statement of Financial Accounting Standards No. 125.

                                    COOPERS & LYBRAND BIEDERMANN, BORDASCH

Sao Paulo, Brazil
January 28, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no such changes in or disagreements with accountants on accounting or financial disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The names, ages and positions of the current directors of the Company and executive officers of Riverwood are set forth below.

                   NAME                     AGE                         POSITION
                   ----                     ---                         --------
Stephen M. Humphrey.......................  53    President and Chief Executive Officer and Director
Thomas M. Gannon..........................  48    Senior Vice President and Chief Financial Officer
Robert H. Burg............................  52    Senior Vice President, Human Resources
Robert C. Hart............................  60    Senior Vice President, Paperboard Operations
Octavio Orta..............................  53    Senior Vice President, Coated Board Sales and
                                                  Packaging Operations
B. Charles Ames...........................  72    Chairman and Director
Kevin J. Conway...........................  39    Director
Leon J. Hendrix, Jr. .....................  56    Director
Hubbard C. Howe...........................  69    Director
Alberto Cribiore..........................  52    Director
Brian J. Richmand.........................  44    Director
Lawrence C. Tucker........................  55    Director
Samuel M. Mencoff.........................  41    Director
G. Andrea Botta...........................  44    Director
Joseph E. Parzick.........................  42    Director

     Stephen M. Humphrey is the President and Chief Executive Officer and a director of Holding, RIC Holding and Riverwood. Mr. Humphrey joined Riverwood in March 1997. From 1994 through 1996, Mr. Humphrey was Chairman, President and Chief Executive Officer of National Gypsum Company, a manufacturer and supplier of building products and services. From 1981 until 1994 Mr. Humphrey was employed by Rockwell International Corporation, a manufacturer of electronic industrial automation products, telecommunications systems and defense electronics products and systems ("Rockwell"), where he held a number of key executive positions. Mr. Humphrey is also a director of Atrium Companies Inc., a manufacturer of doors and windows for the home construction market.

     Thomas M. Gannon is Senior Vice President and Chief Financial Officer, positions he assumed in July 1997. From August 1995 until July 1997, Mr. Gannon was employed by Libby-Owens-Ford Co., a manufacturer of home, commercial and automobile flat glass products, most recently as Corporate Vice President of Finance and Administration and Chief Financial Officer. From April 1976 through August 1995, Mr. Gannon served in various positions with Rockwell.

     Robert H. Burg is Senior Vice President, Human Resources of Riverwood. Mr. Burg joined Riverwood in January 1993. From 1981 until he joined Riverwood, Mr. Burg was employed by Colgate-Palmolive Company, a manufacturer and distributor of household and personal care products, most recently as Vice President of Global Compensation and Development.

     Robert C. Hart is Senior Vice President, Paperboard Operations of Riverwood. Mr. Hart joined Riverwood in 1967 in a position at the West Monroe Mill and has been in his current position as Senior Vice President since 1992.

     Octavio Orta is Senior Vice President, Coated Board Sales & Packaging Operations of Riverwood. Mr. Orta joined Riverwood in 1990 as Vice President, International Division.

     B. Charles Ames is Chairman of the Boards of Holding, RIC Holding and Riverwood. Since 1989, Mr. Ames has been a principal of Clayton, Dubilier & Rice, Inc., a New York-based private investment firm ("CD&R"). Mr. Ames is Vice President and a director of CD&R Investment Associates, Inc. ("Associates Inc."), a Delaware corporation that is the managing general partner of CD&R Associates V Limited Partnership, a Cayman Islands exempted limited partnership ("Associates V"), the general partner of Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership ("CD&R Fund V"). Mr. Ames is also a limited partner of Associates V and serves as a director of WESCO Distribution, Inc., a wholesale distributor of electrical products ("WESCO"), and its parent CDW Holding Corporation ("CDW Holding"), Lexmark International, Inc., a global developer, manufacturer and supplier of laser and inkjet printers ("Lexmark"), and its parent Lexmark International Group, Inc. ("LIG"), and Remington Arms Company, Inc., a manufacturer of sporting goods products for the hunting, shooting sports and fishing markets ("Remington"), and its parent RACI Holding, Inc. ("RACI"). CDW Holding, LIG and RACI are companies in which an investment fund managed by CD&R has an investment. He is also a director of The Progressive Corporation, a holding company, and M.A. Hanna Company, a manufacturer of rubber and plastic compounds.

     Kevin J. Conway is a principal of CD&R and a limited partner of Associates
V. Prior to joining CD&R in 1994, Mr. Conway worked at Goldman, Sachs & Co., an investment banking firm.

     Leon J. Hendrix, Jr. has been a principal of CD&R since 1993. From 1973 until 1993, Mr. Hendrix was employed by Reliance Electric Company, a manufacturer of industrial drives, transmissions and telecommunications equipment, most recently as its Chief Operating Officer and a director. Mr. Hendrix serves as a director of Keithley Instruments, Inc., a manufacturer of electronic test and measurement instruments and systems, NACCO Industries Inc., a manufacturer of forklift trucks and small electric appliances and a supplier of kitchenware, and Cambrex Corporation, a manufacturer of a broad line of specialty chemicals. Mr. Hendrix is also the Chairman, Chief Executive Officer and a director of Remington and RACI, a director of WESCO and CDW Holding, and a limited partner of Associates V.

     Hubbard C. Howe has been a principal of CD&R since 1990. Mr. Howe is Vice President and a director of Associates Inc. and a limited partner of Associates
V. Mr. Howe has served as Chairman and a director of A.P.S., Inc., a distributor of automotive replacement parts ("A.P.S."), and its parent corporation APS Holding Corporation, a corporation in which an investment fund managed by CD&R has an investment ("APS Holding"), since prior to 1993. Mr. Howe served as interim Chief Executive Officer of A.P.S. and APS Holding from March 1997 until January 1998. Mr. Howe has been a director of Remington and RACI since 1993, and was Chairman and Chief Executive Officer of Remington and RACI until December 1997. Mr. Howe served as Vice Chairman from February 1994 until November 1997, and as Chairman from prior to 1993 until February 1994, of Nu-kote International, Inc., a printing supplies manufacturer, and its parent Nu-kote Holding, Inc., a corporation in which an investment fund managed by CD&R had an investment.

     Alberto Cribiore was a principal of CD&R from 1985 to March 1997 and a co-President of CD&R from 1995 to March 1997. Mr. Cribiore currently serves as Managing Principal of Brera Capital Partners, LLC, a private equity investment firm in New York. Mr. Cribiore also serves as a director of WESCO, CDW Holding, Hansberger Global Investors, Inc., an international money management firm, and Cambridge Energy Research Associates, Inc., a leading strategic knowledge firm focusing on the energy industry ("CERA"). Mr. Cribiore has served as the Chairman and a director of McCarthy, Crisanti & Maffei, Inc., a provider of financial information ("MCM"), and its parent MCM Group, Inc. ("MGI"), since August 1996, and also currently serves as the Chairman and a director of Global Decisions Group, LLC, the parent company of CERA, MCM and MGI.

     Brian J. Richmand has been employed principally as a General Partner of Chase Capital Partners, formerly known as Chemical Venture Partners, the general partner of Chase Equity Associates, L.P. ("Chase"), since 1993. Prior to joining Chase Capital Partners, Mr. Richmand was a partner at the law firm of Kirkland & Ellis. Mr. Richmand is also currently a director of Western Pork Production Co., Inc., OCI

Holdings, Inc., an outdoor advertising company, and Qualitech Steel Corporation, a manufacturer of steel and iron carbide.

     Lawrence C. Tucker has been a General Partner of Brown Brothers Harriman & Co., a private banking firm, since 1979. He also serves as a director of WorldCom, Inc., an international provider of long distance voice, data and video services, WellCare Management Group Inc., a healthcare management organization, and National Healthcare Corp., an owner, operator and manager of long-term care facilities, retirement apartments and assisted living units. Brown Brothers Harriman & Co. is the general partner of The 1818 Fund, L.P., The 1818 Fund II, L.P. ("1818 Fund") and The 1818 Mezzanine Fund, L.P.

     Samuel M. Mencoff has been employed principally as a Vice President of Madison Dearborn Partners, Inc., the general partner of Madison Dearborn Partners, L.P., the general partner of Madison Dearborn Capital Partners, L.P., since 1993. From 1987 until 1993, Mr. Mencoff served as Vice President of First Chicago Venture Capital, a private equity investment firm. Mr. Mencoff is a member of the operating committees of the general partners of Huntway Partners, L.P., a refiner and marketer of liquid asphalt, gas oil, kerosene, and jet and diesel fuel, and Golden Oak Mining Company, L.P., a coal mining company, and is a director of Buckeye Technologies Inc., a manufacturer of specialty cellulose pulps and non-woven fiber products, and Bay State Paper Holding Company, a producer of recycled containerboard and related products.

     G. Andrea Botta has been President of EXOR America Inc. (formerly IFINT-USA Inc.) ("EXOR America") since 1993 and for more than five years prior thereto, Vice President of Acquisitions of IFINT-USA Inc. EXOR Group S.A., the parent company of EXOR America, is the international investment holding company of the Agnelli Group. Mr. Botta is a director of Lear Corporation, a manufacturer of automobile and truck seating, Western Industries, Inc., a producer of metal and plastic stampings and fabrications, Rockefeller Center Properties Inc., a former real estate investment trust, and Constitution Reinsurance Corporation, a provider of life, accident and health reinsurance.

     Joseph E. Parzick has been a professional employee of EXOR America since 1996. Prior to joining EXOR America, Mr. Parzick was a Managing Director of Lehman Brothers Inc., an investment banking firm.

ELECTION AND COMPENSATION OF DIRECTORS

     All directors are elected annually and hold office until their successors are elected and qualified, or until their earlier removal or resignation. The Stockholders Agreement entered into among Holding and each of CD&R Fund V, FIMA Finance Management Inc. ("FIMA"), 1818 Fund, HWH Investment Pte Ltd, Chase, First Plaza Group Trust, Madison Dearborn Capital Partners, L.P. and Wolfensohn-River LLC (collectively, the "Equity Investors"), provides that CD&R Fund V is entitled to nominate five persons, FIMA is entitled to nominate two persons, 1818 Fund is entitled to nominate one person and Madison Dearborn Capital Partners, L.P. is entitled to nominate one person to serve on the Boards of Directors (the "Boards") of each of Holding, RIC Holding and Riverwood. There is also an understanding between Chase and CD&R Fund V with respect to the nomination of CD&R Fund V's fifth nominee to such Boards. CD&R Fund V exercised its intention to nominate a designee of Chase (the "Chase Designee") as its nominee to such Boards; however, Chase does not have a legally enforceable right to such directorship. The Chairman of each of the Boards is to be selected from one of the CD&R Fund V nominees (other than the Chase Designee). Each of the Boards of Holding, RIC Holding and Riverwood has an Executive Committee, a Compensation and Benefits Committee and an Audit Committee. The Executive Committee consists of the Chief Executive Officer, two of the CD&R Fund V-nominated directors (other than the Chase Designee), one of the FIMA-nominated directors and the director nominated by 1818 Fund. The Compensation and Benefits Committee consists of two of the CD&R Fund V-nominated directors (other than the Chase Designee), one of the FIMA-nominated directors and two directors nominated by the Equity Investors other than CD&R Fund V and FIMA (but including the Chase Designee)(the "Other Investors"). The Audit Committee consists of one of the CD&R Fund V-nominated directors (other than the Chase Designee), one of the FIMA-nominated directors, two of the Other Investor-nominated directors and one independent director. The Executive Committee's current members are Messrs. Ames, Botta, Conway, Humphrey and Tucker. The members of the Compensation and Benefits

Committee are currently Messrs. Hendrix, Ames, Botta, Cribiore and Richmand; and the Audit Committee consists of Messrs. Tucker, Conway, Mencoff and Parzick.

     Non-employee directors who are not employed by or affiliated with CD&R will receive compensation for their services on the Boards of $30,000 per year plus $2,500 per board meeting attended. Currently, four of the Company's directors are employees of CD&R, to which the Company pays fees for management and financial consulting services. See "Item 13. Certain Relationships and Related Transactions".

ITEM 11.  EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION SUMMARY

     The following table summarizes the compensation paid for services rendered during the fiscal years indicated below by the Company or, in the case of services rendered prior to the Merger, the Predecessor Company, to the current and former Chief Executive Officers and the four most highly compensated other executive officers (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                    SECURITIES UNDERLYING
                                                                                          LONG-TERM
                                               ANNUAL COMPENSATION                   COMPENSATION AWARDS
                                   --------------------------------------------    -----------------------
                                                                       (4)           (5)          (6)
                                            SALARY      BONUS      OTHER ANNUAL     STOCK      ALL OTHER
              NAME                 YEAR       $           $        COMPENSATION    OPTIONS    COMPENSATION
              ----                 ----    --------    --------    ------------    -------    ------------
B. Charles Ames(1)...............  1997          --          --            --           --           --
  Chairman                         1996          --          --            --           --           --
                                   1995          --          --            --           --           --
Stephen M. Humphrey..............  1997    $376,894    $250,000(2)   $118,433      225,000           --
  President and Chief              1996          --          --            --           --           --
  Executive Officer                1995          --          --            --           --           --
Thomas M. Gannon.................  1997    $123,466    $200,000(3)   $187,986            0       $3,313
  Sr. Vice President and           1996          --          --            --           --           --
  Chief Financial Officer          1995          --          --            --           --           --
Octavio Orta.....................  1997    $285,000    $ 65,000      $    655            0       $4,750
  Sr. Vice President, Coated
  Board Sales and Packaging        1996     272,083           0             2       30,000        4,500
  Operations                       1995     226,250      98,000             0            0        5,575
Robert C. Hart...................  1997    $270,000    $ 65,000             0            0       $4,750
  Sr. Vice President,              1996     259,583           0             0       15,000        4,500
  Paperboard Operations            1995     226,250      91,045      $  5,363            0        5,575
Robert H. Burg...................  1997    $220,000    $ 55,000             0            0       $4,750
  Sr. Vice President,              1996     215,000           0             0        9,000        4,500
  Human Resources                  1995     185,000      59,532             0            0        5,575

---------------

(1) Mr. Ames assumed the positions of Chairman and chief executive officer of the Company on October 8, 1996. In connection with Mr. Humphrey's appointment to the positions of Chief Executive Officer and President on March 31, 1997, Mr. Ames resigned as chief executive officer. Mr. Ames continues to serve as the Chairman. Mr. Ames is a principal of CD&R and receives no compensation directly from the Company for his services as Chairman. The Company pays CD&R an annual fee for management and financial consulting services (see "Certain Relationships and Related Transactions" below), which include Mr. Ames's services as Chairman.
(2) Upon the commencement of his employment with the Company on March 31, 1997, the Company guaranteed a minimum annual bonus to Mr. Humphrey for 1997 of at least $250,000.
(3) Upon the commencement of his employment with the Company on July 14, 1997, the Company paid Mr. Gannon a commencement incentive bonus of $100,000 and guaranteed a minimum annual bonus to Mr. Gannon for 1997 of at least $100,000.
(4) Amounts consist of tax reimbursement payments to the Named Executive Officers in respect of certain taxable perquisites provided to them.
(5) In June 1996 certain Named Executive Officers (other than Messrs. Ames, Humphrey and Gannon) received options to purchase shares of Common Stock of the Company, as indicated in the Summary Compensation Table. Mr. Humphrey received options to purchase shares of common stock of the Company in March 1997.
(6) Amounts consist of Company contributions on behalf of the Named Executive Officers to the Company's savings plan.

                            NUMBER OF
                            SECURITIES        PERCENT OF TOTAL
                        UNDERLYING OPTIONS   OPTIONS GRANTED TO   EXERCISE PRICE                      GRANT DATE
                             GRANTED            EMPLOYEES IN        PER SHARE                        PRESENT VALUE
         NAME                  (#)              FISCAL YEAR        ($/SHARE)(3)    EXPIRATION DATE      ($)(4)
         ----           ------------------   ------------------   --------------   ---------------   -------------
S. Humphrey...........        75,000(1)(2)          100%               $100        March 31, 2007     $  620,250
                              75,000(1)(2)          100%                 75        March 31, 2007      2,059,125
                              75,000(1)(2)          100%                 50        March 31, 2007      3,497,625

---------------

(1) One-half of the Options (covering 37,500 shares of Common Stock of the Company) will become vested in five annual installments, on each of the first five anniversaries of March 31, 1997 (the "Date of Grant"), of 10%, 20%, 30%, 20% and 20%, respectively, subject in each case to the Named Executive Officer's continued employment.
(2) One-half of the Options (covering 37,500 shares of Common Stock of the Company)(the "Performance Options") become vested as follows (subject in all cases to the Named Executive Officer's continued employment): (x) up to one-fifth of the Performance Options (covering up to 7,500 shares of Common Stock of the Company) become vested as of each of the first five anniversaries of the Date of Grant if the Company achieves at least 75% of the EBITDA target for its fiscal year ending immediately prior to such anniversary date; (y) 100% of any Performance Options that do not become vested as described in the foregoing clause (x) become vested on the fifth anniversary of the Date of Grant if the Company achieves its cumulative five year EBITDA target as of the last day of its 2001st fiscal year and (z) in the case of any Performance Options that do not become vested as described in the foregoing clauses (x) and (y), the lesser of all such unvested Performance Options and unvested Performance Options covering 7,500 shares of Common Stock will become vested on each of the sixth through ninth anniversaries of the Date of Grant if, in each such case, the Company achieves 100% of the EBITDA Target for its fiscal year ending immediately prior to such anniversary date. Any Performance Options that do not become vested as described above will become vested nine years and six months following the Date of Grant, subject to the Named Executive Officer's continued employment.
(3) The exercise price of any Performance Options that do not become vested as described in footnote (2) on or prior to the fifth anniversary of the Date of Grant will increase annually by 10%, beginning on the fifth anniversary of the Date of Grant.
(4) The dollar amounts set forth under this heading are based on an economic option pricing model commonly used to value option grants on the basis of certain assumptions. An economic option pricing model will produce different results depending on the assumptions made, and the values shown above are merely good faith estimates of the present value of the option grants. Because one of the assumptions in the model is the future volatility in the value of the Common Stock, the actual present value of such option grants cannot be determined.

PENSION PLAN

     All U.S. salaried employees and hourly employees at non-union locations who satisfy the service eligibility criteria are participants in the Riverwood International Employees Retirement Plan (the "Retirement Plan"). Pension benefits under the Retirement Plan are limited in accordance with the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), governing tax qualified pension plans. The Company has adopted a Supplemental Pension Plan (the "Supplemental Plan" and, together with the Retirement Plan, the "Pension Plans") that provides for payment to participants of retirement benefits equal to the excess of the benefits that would have been earned by each such participant had the limitations of the Code not applied to the Retirement Plan and the amount actually earned by such participant under the Retirement Plan. Each of the Named Executive Officers (other than Messrs. Humphrey and Gannon who have not yet satisfied the plan's service criteria, and Mr. Ames, who is not eligible to participate under the plan terms) is eligible to participate in the Pension Plans. Benefits under the Supplemental Plan are not pre-funded; such benefits are paid by the Company when due. The Pension Plan Table below sets forth the estimated annual benefits payable upon retirement at or after age 65, including amounts attributable to the Supplemental Plan, for specified remuneration levels and years of service.

                               PENSION PLAN TABLE

                                                          YEARS OF SERVICE
                                      --------------------------------------------------------
            REMUNERATION                 15          20          25          30          35
            ------------              --------    --------    --------    --------    --------
$125,000............................  $ 24,678    $ 32,904    $ 41,130    $ 49,356    $ 57,583
 150,000............................    29,928      39,904      49,881      59,857      69,833
 175,000............................    35,178      46,904      58,631      70,357      80,083
 200,000............................    40,428      53,904      67,380      80,857      94,333
 225,000............................    45,678      60,904      73,131      91,357     106,583
 250,000............................    50,928      67,904      84,881     101,857     118,833
 300,000............................    61,428      81,904     102,381     122,857     143,333
 400,000............................    82,428     109,904     137,381     164,857     192,333
 450,000............................    92,928     123,904     154,881     185,857     216,833
 500,000............................   103,428     137,904     172,380     206,857     241,333
 600,000............................   124,428     165,904     207,381     248,857     290,333

---------------
(A) Had the Named Executive Officers who participate in the Pension Plans retired as of December 31, 1997, their respective five-year average salaries, plus bonus, for purposes of the table set forth above, would have been as follows: Mr. Hart, $313,208; Mr. Orta, $311,143; and Mr. Burg, $231,912.

(B) On December 31, 1997, the following Named Executive Officers participating in the Pension Plans had the following years of credited service under such plans: Mr. Hart, 31; Mr. Orta, 8; and Mr. Burg, 5.

(C) Salary as defined in the Pension Plans includes payments under the annual incentive compensation plan but excludes payments under any equity incentive plan of the Company or the Predecessor Company.

EMPLOYMENT AGREEMENTS

     Each of Messrs. Orta, Hart and Burg is currently a party to an employment agreement with the Company providing for an employment term commencing in 1996 and extending for five years for Mr. Octavio Orta and three years for each other such Named Executive Officer. The agreements provide for payment of the base salaries and bonuses and other benefits set forth in the Summary Compensation Table. The agreements further provide that, in the event of a termination of any such Named Executive Officer's employment by the Company without "cause" (as defined in the employment agreements) or by such Named Executive Officer for "good reason" (as so defined), such Named Executive Officer is entitled to continued salary and welfare benefits generally for a period equal to the longest of one year, the balance of the employment term or one month for each year of service, and a pro rata incentive bonus for the year of termination. The agreements also contain certain noncompetition and nonsolicitation provisions and provide for the termination of previously existing employment agreements.

     On March 31, 1997 (the "Commencement Date"), Riverwood entered into an employment agreement (the "Humphrey Agreement") with Mr. Humphrey having an initial term of five years that extends automatically for additional one-year periods following the expiration of the initial term. The provisions of the Humphrey Agreement are substantially similar to those contained in the employment agreements for the Named Executive Officers described above, except as follows. The Humphrey Agreement provides that Mr. Humphrey will receive an annual base salary of $500,000 and a minimum bonus of $250,000 for 1997. The Humphrey Agreement also provides for the grant of the options described above under "-- Options Granted in Last Fiscal Year". In the event of a termination of Mr. Humphrey's employment by the Company without cause or by Mr. Humphrey for good reason, Mr. Humphrey will receive continued payments of his base salary and continued benefits for the remainder of the employment term or, if shorter, for three years.

     Riverwood and Holding expect to enter into an Employment Agreement, effective as of July 14, 1997 (the "Gannon Agreement"), with Thomas M. Gannon. The Gannon Agreement is expected to have an initial term of three years and provide an annual base salary of $265,000 and a minimum bonus of $100,000 for 1997.

COMPENSATION COMMITTEE INTERLOCKS

     During fiscal year 1997, Messrs. Hendrix, Ames, Botta, Cribiore and Richmand served on the Compensation and Benefits Committee of the Holding Board. Mr. Hendrix, one of the two CD&R Fund V-nominated directors, is an employee of CD&R. CD&R received a fee from RIC Holding of $12 million in connection with the Merger and arranging the financing thereof. CD&R receives an annual fee of $500,000 for advisory, management, consulting and monitoring services from Riverwood. Holding, RIC Holding and Riverwood have also agreed to indemnify the members of the Boards employed by CD&R and CD&R against liabilities incurred under securities laws with respect to their services for Holding, RIC Holding and Riverwood.

     Messrs. Hendrix and Cribiore are the CD&R Fund V-nominated directors on the Compensation and Benefits Committees of Holding, RIC Holding and Riverwood.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Holding owns all of the outstanding common stock of RIC Holding. RIC Holding owns all of the outstanding common stock of Riverwood. The Holding Common Stock is beneficially owned as follows:

                                                              NUMBER OF    PERCENT OF
                  NAME OF BENEFICIAL OWNER                     SHARES        CLASS
                  ------------------------                    ---------    ----------
Clayton, Dubilier & Rice Fund V Limited Partnership(1)......  2,250,000       29.8%
  1403 Foulk Road
  Suite 106
  Wilmington, DE 19803

FIMA Finance Management Inc.(2).............................  2,250,000       29.8
  Citco Building, Wickharns Bay
  P.O. Box 662
  Rowtown, Tortola
  British Virgin Islands

The 1818 Fund II, L.P.(3)...................................    750,000        9.9
  c/o Brown Brothers Harriman & Co.
  59 Wall Street
  New York, NY 10005

HWH Investment Pte Ltd......................................    700,000        9.2
  250 North Bridge Road
  Singapore 179101
  Republic of Singapore

Chase Equity Associates, L.P.(4)............................    500,000        6.6
  380 Madison Avenue
  New York, NY 10017

First Plaza Group Trust.....................................    500,000        6.6
  Mellon Bank, N.A., as Trustee
  c/o General Motors Investment Management Corporation
  767 Fifth Avenue
  New York, NY 10153

Madison Dearborn Capital Partners, L.P.(5)..................    500,000        6.6
  Three First National Plaza
  Chicago, IL 60602

                                                              NUMBER OF    PERCENT OF
                  NAME OF BENEFICIAL OWNER                     SHARES        CLASS
                  ------------------------                    ---------    ----------

Wolfensohn-River LLC........................................     50,000        0.7
  130 Liberty Avenue
  New York, NY 10006
                                                              ---------      -----
          Total Equity Investors............................  7,500,000       99.2%
                                                              =========      =====
          Total Management Investors(6).....................     62,050        0.8
                                                              ---------      -----
          Total Equity Investors and Management Investors...  7,562,050      100.0%
                                                              =========      =====

---------------

(1) B. Charles Ames, William A. Barbe, Kevin J. Conway, Donald J. Gogel, Leon J. Hendrix, Jr., Hubbard C. Howe and Joseph L. Rice, III may be deemed to share beneficial ownership of the shares owned of record by CD&R Fund V by virtue of their status as voting stockholders of Associates Inc., the managing general partner of the general partner of CD&R Fund V, but each expressly disclaims such beneficial ownership of the shares owned by CD&R Fund V. The stockholders of Associates Inc. share investment and voting power with respect to securities owned by CD&R Fund V. The business address for each of them is 1403 Foulk Road, Suite 106, Wilmington, Delaware 19803. Mr. Cribiore, a director of Holding, RIC Holding and Riverwood, withdrew as a limited partner of Associates V and became a non-voting stockholder of Associates Inc. as of March 31, 1997, but retains an economic interest in the shares of Holding Common Stock owned of record by CD&R Fund V by virtue of his status as a withdrawn limited Partner of Associates V and as a non-voting stockholder of Associates Inc. Mr. Cribiore disclaims any beneficial ownership of such shares. Mr. Cribiore has no investment or voting power with respect to the shares of Holding Common Stock owned by CD&R Fund V.
(2) Reflects transfer on January 6, 1997 of shares formerly held by EXOR Group S.A. to its affiliate, FIMA, a wholly-owned subsidiary.
(3) Mr. Tucker may be deemed to share beneficial ownership of the shares owned of record by The 1818 Fund II, L.P. by virtue of his affiliation with such organization. Mr. Tucker expressly disclaims any such beneficial ownership.
(4) Chase Equity Associates, L.P., formerly known as Chemical Equity Associates, purchased shares of the Class B Common Stock which do not have voting rights.
(5) Mr. Mencoff may be deemed to share beneficial ownership of the shares owned of record by Madison Dearborn Capital L.P. by virtue of his affiliation with such organization. Mr. Mencoff expressly disclaims any such beneficial ownership.
(6) As of February 28, 1998, a total of 49,850 shares of management investor stock have been repurchased as a result of involuntary termination of employment. No directors own shares of Holding Common Stock. As of February 28, 1998, the Named Executive Officers owned an aggregate of 18,000 shares of Holding Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     CD&R Fund V, which is one of Holding's largest stockholders, is a private investment fund managed by CD&R. Amounts contributed to CD&R Fund V by its limited partners are invested at the discretion of the general partner in equity or equity-related securities of entities formed to effect leveraged acquisition transactions and in the equity of corporations where the infusion of capital, coupled with the provision of managerial assistance by CD&R, can be expected to generate returns on investments comparable to returns historically achieved in leveraged buyout transactions. The general partner of CD&R Fund V is Associates V, and the general partners of Associates V are Associates Inc. and CD&R Cayman Investment Associates, Inc., a Cayman Islands exempted company. Mr. Ames, who is a principal of CD&R and Vice President and a director of Associates Inc. and a limited partner of Associates V, is Chairman of Holding, RIC Holding and Riverwood. Mr. Conway, who is a principal of CD&R and a limited partner of Associates V, is a director of Holding, RIC Holding and Riverwood. Mr. Hendrix, who is principal of CD&R and a limited partner of Associates V, is a director of Holding, RIC Holding and Riverwood. Mr. Howe, who is a principal of CD&R and Vice President and a director of Associates Inc., is a director of Holding, RIC Holding and Riverwood.

See "Item 10. Directors and Executive Officers of the Registrant -- Directors and Executive Officers." CD&R Fund V purchased $225 million of equity of Holding in connection with the Merger.

     CD&R is a private investment firm which is organized as a Delaware corporation. CD&R is the manager of a series of investment funds, including CD&R Fund V. CD&R generally assists in structuring, arranging financing for and negotiating the transactions in which the funds it manages invest. After the consummation of such transactions, CD&R generally provides management and financial advisory and consulting services to the companies in which its investment funds have invested during the period of such fund's investment. Such services include helping the company to establish effective banking, legal and other business relationships and assisting management in developing and implementing strategies for improving the operational, marketing and financial performance of the company.

     In April 1996, CD&R began to receive monthly payments of an aggregate annual fee of $375,000 for providing management and financial consulting services to the Company and reimbursement of out-of-pocket expenses it incurred during the nine months ended December 31, 1996. Pursuant to a consulting agreement dated as of March 27, 1996, so long as CD&R Fund V has an investment in the Company, CD&R will continue to receive an annual fee (and reimbursement of out-of-pocket expenses) for providing such management and financial consulting services to the Company. The indentures relating to the Notes allow the payment to CD&R of annual fees for management and financial consulting services of up to $1 million, although there is no current intention to increase the amount of the annual fee to be received by CD&R above $500,000. During the year ended December 31, 1997, the Company paid CD&R annual fees in the amount of $477,500 for providing such management and financial consulting services.

     CD&R, CD&R Fund V, Holding, Riverwood and RIC Holding entered into an indemnification agreement dated as of March 27, 1996, pursuant to which Holding, RIC Holding and Riverwood, have agreed to indemnify CD&R, CD&R Fund V, Associates V, Associates Inc. (together with any other general partner of Associates V) and their respective directors, officers, partners, employees, agents, advisors, representatives and controlling persons against certain liabilities arising under the federal securities laws, liabilities arising out of the performance of the consulting agreement and certain other claims and liabilities.

MANAGEMENT

     Following the consummation of the Merger, Holding adopted the Equity Incentive Plan providing for the issuance of up to 695,000 shares of Holding Common Stock pursuant to the sale of shares of Holding Common Stock and the grant of options with respect to Holding Common Stock under the plan.

     On June 4, 1996, certain members of management and key employees of the Company purchased shares of Holding Common Stock, at a purchase price of $100.00 per share, pursuant to the Equity Incentive Plan. Under certain circumstances, such stockholders can require the Company to purchase their shares of Holding Common Stock. Such management stock purchases included purchases of 10,000, 5,000 and 3,000 shares of Holding by Messrs. Orta, Hart and Burg, respectively. The Company guaranteed certain loans for $600,000 and $150,000 extended to Messrs. Orta and Burg, respectively.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     a. Financial statements, financial statement schedule and exhibits filed as part of this report:

          1a. Consolidated financial statements of Riverwood Holding, Inc. and subsidiaries as of December 31, 1997 and 1996 and for the year ended December 31, 1997, the nine months ended December 31, 1996, the three months ended March 27, 1996 (Predecessor) and the year ended December 31, 1995 (Predecessor) and reports of Independent Accountants.

          1b. Consolidated financial statements of IGARAS PAPEIS E EMBALAGENS S.A. and subsidiary as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, and report of Independent Accountants.

          2. Schedule II -- Valuation and Qualifying Accounts.

          All other schedules are omitted as the information required is either included elsewhere in the consolidated financial statements herein or is not applicable.

     b. Reports on Form 8-K: Form 8-K dated July 11, 1997 and filed with the Securities and Exchange Commission on July 11, 1997; and Form 8-K dated July 11, 1997 and filed with the Securities and Exchange Commission on July 11, 1997.

     c. Exhibit Index to Annual Report on Form 10-K for year ended December 31, 1997.

                      DESCRIPTION                        CROSS REFERENCE OR PAGE NUMBER
                      -----------                        ------------------------------
 2.1   Agreement and Plan of Merger, dated as of   Filed as Exhibit 2.1 to the Registration
       October 25, 1995, among RIC, RIC Holding,   Statement on Form S-1 (Registration No.
       Inc. and CDRO Acquisition Corporation.      33-80475) of New River Holding, Inc.
                                                   (renamed Riverwood Holding, Inc.) under
                                                   the Securities Act of 1933, as amended,
                                                   and incorporated herein by reference.
 2.2   Voting and Indemnification Agreement,       Filed as Exhibit 2.2 to the Registration
       dated as of October 25, 1995, among RIC,    Statement on Form S-1 (Registration No.
       Manville, RIC Holding, Inc. and CDRO        33-80475) of New River Holding, Inc.
       Acquisition Corporation.                    (renamed Riverwood Holding, Inc.) under
                                                   the Securities Act of 1933, as amended,
                                                   and incorporated herein by reference.
 2.3   Tax Matters Agreement, dated as of October  Filed as Exhibit 10.3 to the Registration
       25, 1995, among Manville, RIC, RIC          Statement on Form S-1 (Registration No.
       Holding, Inc. and CDRO Acquisition          33-80475) of New River Holding, Inc.
       Corporation.                                (renamed Riverwood Holding, Inc.) under
                                                   the Securities Act of 1933, as amended,
                                                   and incorporated herein by reference.
 2.4   Asset Purchase Agreement, dated as of       Filed as Exhibit 2 to the Registrant's
       August 6, 1996, among Plum Creek Timber     Current Report on Form 8-K filed August
       Company, L.P., Riverwood International      22, 1996 and Exhibit 2a to the
       Corporation and New River Timber, LLC.      Registrant's Current Report on Form 8-K
                                                   filed October 21, 1996 (Commission File
                                                   No. 1-11113), and incorporated herein by
                                                   reference.

                      DESCRIPTION                        CROSS REFERENCE OR PAGE NUMBER
                      -----------                        ------------------------------
 2.5   Amendment to Asset Purchase Agreement,      Filed as Exhibit 2b to the Registrant's
       dated as of October 16, 1996, among Plum    Current Report on Form 8-K filed October
       Creek Timber Company, L.P., Riverwood       21, 1996 (Commission File No. 1-11113),
       International Corporation and New River     and incorporated herein by reference.
       Timber, LLC.
 2.6   Wood Products Supply Agreement, dated as    Filed as Exhibit 2c to the Registrant's
       of October 18, 1996, between Plum Creek     Current Report on Form 8-K filed October
       Timber Company, L.P. and Riverwood          21, 1996 (Commission File No. 1-11113),
       International Corporation.                  and incorporated herein by reference.
 3.1   Certificate of Incorporation of Riverwood   Filed as Exhibit 3.3 to the Registration
       Holding, Inc. (formerly known as New River  Statement on Form S-1 (Registration No.
       Holding, Inc.), dated December 7, 1995.     33-80475) of New River Holding, Inc.
                                                   (renamed Riverwood Holding, Inc.) under
                                                   the Securities Act of 1933, as amended,
                                                   and incorporated herein by reference.
 3.2   Certificate of Amendment of Certificate of  Filed as Exhibit 3.2 to the Registrant's
       Incorporation of Riverwood Holding, Inc.,   Annual Report on Form 10-K filed March 27,
       dated March 27, 1996.                       1997 (Commission File No. 1-11113), and
                                                   incorporated herein by reference.
 3.3   Restated By-Laws of Riverwood Holding,      Filed as Exhibit 3.1 to the Registrant's
       Inc., as amended effective October 8,       Quarterly Report on Form 10-Q filed
       1996.                                       November 8, 1996 (Commission File No.
                                                   1-11113), and incorporated herein by
                                                   reference.
 4.1   Senior Secured Credit Agreement, dated      Filed as Exhibit 10.1 to RIC Holding,
       March 27, 1996, among RIC Holding, Inc.,    Inc.'s Annual Report on Form 10-K filed
       the other borrowers thereto, Chemical       April 16, 1996 (Commission File No.
       Bank, as administrative agent, and the      1-11113), and incorporated herein by
       lenders party thereto.                      reference.
 4.2   Machinery Credit Agreement, dated March     Filed as Exhibit 10.1 to RIC Holding,
       27, 1996, among Riverwood International     Inc.'s Annual Report on Form 10-K filed
       Machinery, Inc., the other borrowers        April 16, 1996 (Commission File No.
       thereto, Chemical Bank, as administrative   1-11113), and incorporated herein by
       agent, and the lenders party thereto.       reference.
 4.3   Amendment No. 1, dated as of September 13,  Filed as Exhibit 4a to the Registrant's
       1996, to the Credit Agreement, dated as of  Current Report on Form 8-K filed October
       March 27, 1996, among Riverwood             21, 1996 (Commission File No. 1-11113),
       International Corporation, the lenders      and incorporated herein by reference.
       party thereto, and The Chase Manhattan
       Bank (formerly known as Chemical Bank), as
       administrative agent.
 4.4   Amendment No. 2, dated as of September 17,  Filed as Exhibit 4b to the Registrant's
       1996, to the Credit Agreement, dated as of  Current Report on Form 8-K filed October
       March 27, 1996, among Riverwood             21, 1996 (Commission File No. 1-11113),
       International Corporation, the lenders      and incorporated herein by reference.
       party thereto, and The Chase Manhattan
       Bank (formerly known as Chemical Bank), as
       administrative agent.

                      DESCRIPTION                        CROSS REFERENCE OR PAGE NUMBER
                      -----------                        ------------------------------
 4.5   Amendment No. 3, dated as of November 4,    Filed as Exhibit 4.5 to the Registrant's
       1996, to the Credit Agreement, dated as of  Annual Report on Form 10-K filed March 27,
       March 27, 1996, among Riverwood             1997 (Commission File No. 1-11113), and
       International Corporation, the lenders      incorporated herein by reference.
       party thereto, and The Chase Manhattan
       Bank (formerly known as Chemical Bank), as
       administrative agent.
 4.6   Amendment No. 4, dated as of July 15,       Filed as Exhibit 4.8 to the Registration
       1997, to the Credit Agreement, dated as of  Statement on Form S-4 (Registration No.
       March 27, 1996, among Riverwood             333-33499) of Riverwood International
       International Corporation, the lenders      Corporation, Riverwood Holding, Inc. and
       party thereto, and The Chase Manhattan      RIC Holding, Inc. under the Securities Act
       Bank (formerly known as Chemical Bank), as  of 1933, as amended, and incorporated
       administrative agent.                       herein by reference.
 4.7   Indenture, dated March 27, 1996, among RIC  Filed as Exhibit 4.6 to RIC Holding,
       Holding, Inc., Riverwood Holding, Inc.,     Inc.'s Annual Report on Form 10-K filed
       CDRO Acquisition Corporation and Fleet      April 16, 1996 (Commission File No.
       National Bank of Connecticut, as trustee,   1-11113), and incorporated herein by
       relating to the 10 1/4% Senior Notes due    reference.
       2006 of Riverwood International
       Corporation, together with the First
       Supplemental Indenture and the Second
       Supplemental Indenture thereto.
 4.8   Indenture, dated March 27, 1996, among RIC  Filed as Exhibit 4.7 to RIC Holding,
       Holding, Inc., Riverwood Holding, Inc.,     Inc.'s Annual Report on Form 10-K filed
       CDRO Acquisition Corporation and Fleet      April 16, 1996 (Commission File No.
       National Bank of Massachusetts, as          1-11113), and incorporated herein by
       trustee, relating to the 10 7/8% Senior     reference.
       Subordinated Notes due 2008 of Riverwood
       International Corporation, together with
       the First Supplemental Indenture and the
       Second Supplemental Indenture thereto.
 4.9   Indenture, dated as of July 28, 1997,       Filed as Exhibit 4.1 to the Registration
       among Riverwood International Corporation,  Statement on Form S-4 (Registration No.
       RIC Holding, Inc., Riverwood Holding, Inc.  333-33499) of Riverwood International
       and State Street Bank & Trust Company, as   Corporation, Riverwood Holding, Inc. and
       trustee, relating to the 10 5/8% Senior     RIC Holding, Inc. under the Securities Act
       Notes due 2007 of Riverwood International   of 1933, as amended, and incorporated
       Corporation.                                herein by reference.
10.1   Form of Investor Stock Subscription         Filed as Exhibit 10.6 to Registration
       Agreement between Riverwood Holding, Inc.   Statement on Form S-1 (Registration No.
       (formerly named New River Holding, Inc.)    33-80475) of New River Holding, Inc.
       and each of the investors named on the      (renamed Riverwood Holding, Inc.) under
       schedule thereto.                           the Securities Act of 1933, as amended,
                                                   and incorporated herein by reference.
10.2   Form of Management Stock Subscription       Filed as Exhibit 10.4 to Registration
       Agreement between New River Holding, Inc.   Statement on Form S-1 (Registration No.
       (renamed Riverwood Holding, Inc.) and the   33-80475) of New River Holding, Inc.
       purchasers named therein.                   (renamed Riverwood Holding, Inc.) under
                                                   the Securities Act of 1933, as amended,
                                                   and incorporated herein by reference.

                      DESCRIPTION                        CROSS REFERENCE OR PAGE NUMBER
                      -----------                        ------------------------------
10.3   Form of Management Stock Option Agreement   Filed as Exhibit 10.5 to Registration
       between New River Holding, Inc. (renamed    Statement on Form S-1 (Registration No.
       Riverwood Holding, Inc.) and the grantees   33-80475) of New River Holding, Inc.
       named therein.                              (renamed Riverwood Holding, Inc.) under
                                                   the Securities Act of 1933, as amended,
                                                   and incorporated herein by reference.
10.4   Form of Registration and Participation      Filed as Exhibit 10.7 to Registration
       Agreement among New River Holding, Inc.     Statement on Form S-1 (Registration No.
       (renamed Riverwood Holding, Inc.) and       33-80475) of New River Holding, Inc.
       certain stockholders of New River Holding,  (renamed Riverwood Holding, Inc.) under
       Inc.                                        the Securities Act of 1933, as amended,
                                                   and incorporated herein by reference.
10.5   Form of New River Holding, Inc. Stock       Filed as Exhibit 10.10 to Registration
       Incentive Plan.                             Statement on Form S-1 (Registration No.
                                                   33-80475) of New River Holding, Inc.
                                                   (renamed Riverwood Holding, Inc.) under
                                                   the Securities Act of 1933, as amended,
                                                   and incorporated herein by reference.
10.6   Form of Stockholders Agreement among New    Filed as Exhibit 10.11 to Registration
       River Holding, Inc. (renamed Riverwood      Statement on Form S-1 (Registration No.
       Holding, Inc.) and the stockholders of New  33-80475) of New River Holding, Inc.
       River Holding, Inc. named therein.          (renamed Riverwood Holding, Inc.) under
                                                   the Securities Act of 1933, as amended,
                                                   and incorporated herein by reference.
10.7   Form of Indemnification Agreement among     Filed as Exhibit 10.8 to the Registration
       Riverwood Holding, Inc., RIC Holding,       Statement on Form S-1 (Registration No.
       Inc., RIC Holding, Inc., Riverwood          33-80475) of New River Holding, Inc.
       International Corporation, Clayton,         (renamed Riverwood Holding, Inc.) under
       Dubilier & Rice, Inc. and Clayton,          the Securities Act of 1933, as amended,
       Dubilier & Rice Fund V Limited              and incorporated herein by reference.
       Partnership.
10.8   Form of Amended and Restated Employment     Filed as Exhibit 10.9 to the Registration
       Agreements among Riverwood International    Statement on Form S-1 (Registration No.
       Corporation, Riverwood Holding, Inc. and    33-80475) of New River Holding, Inc.
       each of Thomas H. Johnson, Robert C. Hart,  (renamed Riverwood Holding, Inc.) under
       Octavio Orta and Frank R. McCauley.         the Securities Act of 1933, as amended,
                                                   and incorporated herein by reference.
10.9   Form of Consulting Agreement among          Filed as Exhibit 10.12 to the Registration
       Riverwood Holding, Inc., RIC Holding,       Statement on Form S-1 (Registration No.
       Inc., the corporation formerly known as     33-80475) of New River Holding, Inc.
       Riverwood International Corporation,        (renamed Riverwood Holding, Inc.) under
       Riverwood International Corporation and     the Securities Act of 1933, as amended,
       Clayton, Dubilier & Rice, Inc.              and incorporated herein by reference.
10.10  Agreement, dated as of November 11, 1996,   Filed as Exhibit 10.10 to the Registrant's
       among Riverwood Holding, Inc., RIC          Annual Report on Form 10-K filed March 27,
       Holding, Inc., Riverwood International      1997 (Commission File No. 1-11113), and
       Corporation and Thomas H. Johnson.          incorporated herein by reference.

                      DESCRIPTION                        CROSS REFERENCE OR PAGE NUMBER
                      -----------                        ------------------------------
10.11  Loanout Agreement, dated as of October 8,   Filed as Exhibit 10.11 to the Registrant's
       1996, among Riverwood Holding, Inc., RIC    Annual Report on Form 10-K filed March 27,
       Holding, Inc., Riverwood International      1997 (Commission File No. 1-11113), and
       Corporation and Clayton, Dubilier & Rice,   incorporated herein by reference.
       Inc.
10.12  Employment Agreement, dated as of March     Filed as Exhibit 10.1 to the Registrant's
       31, 1997, among Riverwood International     Quarterly Report on Form 10-Q filed May 9,
       Corporation, Riverwood Holding, Inc. and    1997 (Commission File No. 1-11113), and
       Stephen Humphrey.                           incorporated herein by reference.
10.13  Management Stock Option Agreement, dated    Filed as Exhibit 10.2 to the Registrant's
       as of March 31, 1997, between Riverwood     Quarterly Report on Form 10-Q filed May 9,
       Holding, Inc. and Stephen Humphrey.         1997 (Commission File No. 1-1113,) and
                                                   incorporated herein by reference.
21     List of subsidiaries.                       Filed as an exhibit hereto.
27     Financial Data Schedule.                    Filed as an exhibit hereto.
99     Reconciliation of Income (Loss) from        Filed as an exhibit hereto.
       Operations to EBITDA.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 12th day of March, 1998.

                                          RIVERWOOD HOLDING, INC.

                                          By:    /s/ STEPHEN M. HUMPHREY
                                            ------------------------------------
                                            Stephen M. Humphrey
                                            President and Chief Executive
                                              Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    SIGNATURES                                     TITLE                     DATE
                    ----------                                     -----                --------------

                /s/ B. CHARLES AMES                  Chairman of the Board              March 12, 1998
---------------------------------------------------
                  B. Charles Ames

              /s/ STEPHEN M. HUMPHREY                President and Chief Executive      March 12, 1998
---------------------------------------------------    Officer and Director
                Stephen M. Humphrey

               /s/ THOMAS M. GANNON                  Senior Vice President and Chief    March 12, 1998
---------------------------------------------------    Financial Officer
                 Thomas M. Gannon

                /s/ ROBERT H. BURG                   Senior Vice President, Human       March 12, 1998
---------------------------------------------------    Resources
                  Robert H. Burg

                /s/ ROBERT C. HART                   Senior Vice President, Paperboard  March 12, 1998
---------------------------------------------------    Operations
                  Robert C. Hart

                 /s/ OCTAVIO ORTA                    Senior Vice President, Coated      March 12, 1998
---------------------------------------------------    Board Sales and Packaging
                   Octavio Orta                        Operations

                /s/ KEVIN J. CONWAY                  Director                           March 12, 1998
---------------------------------------------------
                  Kevin J. Conway

             /s/ LEON J. HENDRIX, JR.                Director                           March 12, 1998
---------------------------------------------------
               Leon J. Hendrix, Jr.

                /s/ HUBBARD C. HOWE                  Director                           March 12, 1998
---------------------------------------------------
                  Hubbard C. Howe

               /s/ ALBERTO CRIBIORE                  Director                           March 12, 1998
---------------------------------------------------
                 Alberto Cribiore

                    SIGNATURES                                     TITLE                     DATE
                    ----------                                     -----                --------------
               /s/ BRIAN J. RICHMAND                 Director                           March 12, 1998
---------------------------------------------------
                 Brian J. Richmand

                /s/ G. ANDREA BOTTA                  Director                           March 12, 1998
---------------------------------------------------
                  G. Andrea Botta

               /s/ JOSEPH E. PARZICK                 Director                           March 12, 1998
---------------------------------------------------
                 Joseph E. Parzick

              /s/ LAWRENCE C. TUCKER                 Director                           March 12, 1998
---------------------------------------------------
                Lawrence C. Tucker

               /s/ SAMUEL M. MENCOFF                 Director                           March 12, 1998
---------------------------------------------------
                 Samuel M. Mencoff

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE SECURITIES EXCHANGE ACT OF 1934.

     The Company did not send an annual report or proxy materials to security holders during the year ended December 31, 1997.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Directors
  of Riverwood Holding, Inc.:

     In connection with our audit of the consolidated financial statements of Riverwood International Corporation as of December 31, 1995 and for the year ended December 31, 1995, which financial statements are included in this Annual Report on Form 10-K of Riverwood Holding, Inc., we have also audited the financial statement schedule listed in item 14(a)(2) herein.

     In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

Atlanta, Georgia
January 22, 1996

                            RIVERWOOD HOLDING, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                   ADDITIONS
                                                             ---------------------
                                                  BALANCE    CHARGED TO   CHARGED                  BALANCE
                                                 BEGINNING   COSTS AND    TO OTHER   DEDUCTIONS    AT END
               (CLASSIFICATION)                  OF PERIOD    EXPENSES    ACCOUNTS      (A)       OF PERIOD
               ----------------                  ---------   ----------   --------   ----------   ---------
                                                                 (IN THOUSANDS OF DOLLARS)
COMPANY:
Year ended December 31, 1997:
-----------------------------------------------
Allowances Reducing the Assets in the Balance
  Sheet:
  Doubtful accounts receivable.................   $   829     $   449     $    --     $  (718)     $   560
  Deferred tax assets..........................    92,019       4,213          --          --       96,232
                                                  -------     -------     -------     -------      -------
          Total................................   $92,848     $ 4,662     $    --     $  (718)     $96,792
                                                  =======     =======     =======     =======      =======
Nine Months ended December 31, 1996:
-----------------------------------------------
Allowances Reducing the Assets in the Balance
  Sheet:
  Doubtful accounts receivable.................   $    --     $   952     $    --     $  (123)     $   829
  Deferred tax assets..........................    33,263      58,756          --          --       92,019
                                                  -------     -------     -------     -------      -------
          Total................................   $33,263     $59,708     $    --     $  (123)     $92,848
                                                  =======     =======     =======     =======      =======
PREDECESSOR:
Three Months ended March 27, 1996:
-----------------------------------------------
Allowances Reducing the Assets in the Balance
  Sheet:
  Doubtful accounts receivable.................   $ 1,476     $   197     $    --     $   (82)     $ 1,591
  Deferred tax assets..........................     1,875          --          --      (1,000)         875
                                                  -------     -------     -------     -------      -------
          Total................................   $ 3,351     $   197     $    --     $(1,082)     $ 2,466
                                                  =======     =======     =======     =======      =======
Twelve Months ended December 31, 1995:
-----------------------------------------------
Allowances Reducing the Assets in the Balance
  Sheet:
  Doubtful accounts receivable.................   $ 1,105     $   589     $   299     $  (517)     $ 1,476
  Deferred tax assets..........................     4,327          --          --      (2,452)       1,875
                                                  -------     -------     -------     -------      -------
          Total................................   $ 5,432     $   589     $   299     $(2,969)     $ 3,351
                                                  =======     =======     =======     =======      =======

---------------

(a) The reductions in the allowance for doubtful accounts receivable relate principally to charges for which reserves were provided, net of recoveries. The reduction in the valuation allowance for deferred tax assets represents the reversal of a valuation allowance on certain international deferred tax net operating loss carryforward assets for which realization became more likely than not during 1995.

                                 EXHIBIT INDEX

EXHIBIT                    EXHIBIT                                CROSS REFERENCE OR
NUMBER                   DESCRIPTION                                 PAGE NUMBER
-------                  -----------                              ------------------
   2.1     Agreement and Plan of Merger, dated as      Filed as Exhibit 2.1 to the Registration
           of October 25, 1995, among RIC, RIC         Statement on Form S-1 (Registration No.
           Holding, Inc. and CDRO Acquisition          33-80475) of New River Holding, Inc.
           Corporation.                                (renamed Riverwood Holding, Inc.) under
                                                       the Securities Act of 1933, as amended,
                                                       and incorporated herein by reference.
   2.2     Voting and Indemnification Agreement,       Filed as Exhibit 2.2 to the Registration
           dated as of October 25, 1995, among RIC,    Statement on Form S-1 (Registration No.
           Manville, RIC Holding, Inc. and CDRO        33-80475) of New River Holding, Inc.
           Acquisition Corporation.                    (renamed Riverwood Holding, Inc.) under
                                                       the Securities Act of 1933, as amended,
                                                       and incorporated herein by reference.
   2.3     Tax Matters Agreement, dated as of          Filed as Exhibit 10.3 to the
           October 25, 1995, among Manville, RIC,      Registration Statement on Form S-1
           RIC Holding, Inc. and CDRO Acquisition      (Registration No. 33-80475) of New River
           Corporation.                                Holding, Inc. (renamed Riverwood
                                                       Holding, Inc.) under the Securities Act
                                                       of 1933, as amended, and incorporated
                                                       herein by reference.
   2.4     Asset Purchase Agreement, dated as of       Filed as Exhibit 2 to the Registrant's
           August 6, 1996, among Plum Creek Timber     Current Report on Form 8-K filed August
           Company, L.P., Riverwood International      22, 1996 and Exhibit 2a to the
           Corporation and New River Timber, LLC.      Registrant's Current Report on Form 8-K
                                                       filed October 21, 1996 (Commission File
                                                       No. 1-11113), and incorporated herein by
                                                       reference.
   2.5     Amendment to Asset Purchase Agreement,      Filed as Exhibit 2b to the Registrant's
           dated as of October 16, 1996, among Plum    Current Report on Form 8-K filed October
           Creek Timber Company, L.P., Riverwood       21, 1996 (Commission File No. 1-11113),
           International Corporation and New River     and incorporated herein by reference.
           Timber, LLC.
   2.6     Wood Products Supply Agreement, dated as    Filed as Exhibit 2c to the Registrant's
           of October 18, 1996, between Plum Creek     Current Report on Form 8-K filed October
           Timber Company, L.P. and Riverwood          21, 1996 (Commission File No. 1-11113),
           International Corporation, including a      and incorporated herein by reference.
           list of omitted annexes and an
           undertaking of the registrant to furnish
           supplementally a copy of any such
           omitted annex to the Securities and
           Exchange Commission upon request.
   3.1     Certificate of Incorporation of             Filed as Exhibit 3.3 to the Registration
           Riverwood Holding, Inc. (formerly known     Statement on Form S-1 (Registration No.
           as New River Holding, Inc.), dated          33-80475) of New River Holding, Inc.
           December 7, 1995.                           (renamed Riverwood Holding, Inc.) under
                                                       the Securities Act of 1933, as amended,
                                                       and incorporated herein by reference.
   3.2     Certificate of Amendment of Certificate     Filed as Exhibit 3.2 to the Registrant's
           of Incorporation of Holding, dated March    Annual Report on Form 10-K filed March
           27, 1996.                                   27, 1997 (Commission File No. 1-11113),
                                                       and incorporated herein by reference.

EXHIBIT                    EXHIBIT                                CROSS REFERENCE OR
NUMBER                   DESCRIPTION                                 PAGE NUMBER
-------                  -----------                              ------------------
   3.3     Restated By-Laws of Riverwood Holding,      Filed as Exhibit 3.1 to the Registrant's
           Inc., as amended effective October 8,       Quarterly Report on Form 10-Q filed
           1996.                                       November 8, 1996 (Commission File No.
                                                       1-11113), and incorporated herein by
                                                       reference.
   4.1     Senior Secured Credit Agreement, dated      Filed as Exhibit 10.1 to RIC Holding,
           March 27, 1996, among RIC Holding, Inc.,    Inc.'s Annual Report on Form 10-K filed
           the other borrowers thereto, Chemical       April 16, 1996 (Commission File No.
           Bank, as administrative agent, and the      1-11113), and incorporated herein by
           lenders party thereto.                      reference.
   4.2     Machinery Credit Agreement, dated March     Filed as Exhibit 10.1 to RIC Holding,
           27, 1996, among Riverwood International     Inc.'s Annual Report on Form 10-K filed
           Machinery, Inc., the other borrowers        April 16, 1996 (Commission File No.
           thereto, Chemical Bank, as                  1-11113), and incorporated herein by
           administrative agent, and the lenders       reference.
           party thereto.
   4.3     Amendment No. 1, dated as of September      Filed as Exhibit 4a to the Registrant's
           13, 1996, to the Credit Agreement, dated    Current Report on Form 8-K filed October
           as of March 27, 1996, among Riverwood       21, 1996 (Commission File No. 1-11113),
           International Corporation, the lenders      and incorporated herein by reference.
           party thereto, and The Chase Manhattan
           Bank (formerly known as Chemical Bank),
           as administrative agent.
   4.4     Amendment No. 2, dated as of September      Filed as Exhibit 4b to the Registrant's
           17, 1996, to the Credit Agreement, dated    Current Report on Form 8-K filed October
           as of March 27, 1996, among Riverwood       21, 1996 (Commission File No. 1-11113),
           International Corporation, the lenders      and incorporated herein by reference.
           party thereto, and The Chase Manhattan
           Bank (formerly known as Chemical Bank),
           as administrative agent.
   4.5     Amendment No. 3, dated as of November 4,    Filed as Exhibit 4.5 to the Registrant's
           1996, to the Credit Agreement, dated as     Annual Report on Form 10-K filed March
           of March 27, 1996, among Riverwood          27, 1997 (Commission File No. 1-11113),
           International Corporation, the lenders      and incorporated herein by reference.
           party thereto, and The Chase Manhattan
           Bank (formerly known as Chemical Bank),
           as administrative agent.
   4.6     Amendment No. 4, dated as of July 15,       Filed as Exhibit 4.8 to the Registration
           1997, to the Credit Agreement, dated as     Statement on Form S-4 (Registration No.
           of March 27, 1996, among Riverwood          333-33499) of Riverwood International
           International Corporation, the lenders      Corporation, Riverwood Holding, Inc. and
           party thereto, and The Chase Manhattan      RIC Holding, Inc. under the Securities
           Bank (formerly known as Chemical Bank),     Act of 1933, as amended, and
           as administrative agent.                    incorporated herein by reference.

EXHIBIT                    EXHIBIT                                CROSS REFERENCE OR
NUMBER                   DESCRIPTION                                 PAGE NUMBER
-------                  -----------                              ------------------
   4.7     Indenture, dated March 27, 1996, among      Filed as Exhibit 4.6 to RIC Holding,
           RIC Holding, Inc., Riverwood Holding,       Inc.'s Annual Report on Form 10-K filed
           Inc., CDRO Acquisition Corporation and      April 16, 1996 (Commission File No.
           Fleet National Bank of Connecticut, as      1-11113), and incorporated herein by
           trustee, relating to the 10 1/4% Senior     reference.
           Notes due 2006 of Riverwood
           International Corporation, together with
           the First Supplemental Indenture and the
           Second Supplemental Indenture thereto.
   4.8     Indenture, dated March 27, 1996, among      Filed as Exhibit 4.7 to RIC Holding,
           RIC Holding, Inc., Riverwood Holding,       Inc.'s Annual Report on Form 10-K filed
           Inc., CDRO Acquisition Corporation and      April 16, 1996 (Commission File No.
           Fleet National Bank of Massachusetts, as    1-11113), and incorporated herein by
           trustee, relating to the 10 7/8% Senior     reference.
           Subordinated Notes due 2008 of Riverwood
           International Corporation, together with
           the First Supplemental Indenture and the
           Second Supplemental Indenture thereto.
   4.9     Indenture, dated as of July 28, 1997,       Filed as Exhibit 4.1 to the Registration
           among Riverwood International               Statement on Form S-4 (Registration No.
           Corporation, RIC Holding, Inc.,             333-33499) of Riverwood International
           Riverwood Holding, Inc. and State Street    Corporation, Riverwood Holding, Inc. and
           Bank & Trust Company, as trustee,           RIC Holding, Inc. under the Securities
           relating to the 10 5/8% Senior Notes due    Act of 1933, as amended, and
           2007 of Riverwood International             incorporated herein by reference.
           Corporation.
  10.1     Form of Investor Stock Subscription         Filed as Exhibit 10.6 to Registration
           Agreement between New River Holding,        Statement on Form S-1 (Registration No.
           Inc. (renamed Riverwood Holding, Inc.)      33-80475) of New River Holding, Inc.
           and each of the investors named on the      (renamed Riverwood Holding, Inc.) under
           schedule thereto.                           the Securities Act of 1933, as amended,
                                                       and incorporated herein by reference.
  10.2     Form of Management Stock Subscription       Filed as Exhibit 10.4 to Registration
           Agreement between New River Holding,        Statement on Form S-1 (Registration No.
           Inc. (renamed Riverwood Holding, Inc.)      33-80475) of New River Holding, Inc.
           and the purchasers named therein.           (renamed Riverwood Holding, Inc.) under
                                                       the Securities Act of 1933, as amended,
                                                       and incorporated herein by reference.
  10.3     Form of Management Stock Option             Filed as Exhibit 10.5 to Registration
           Agreement between New River Holding,        Statement on Form S-1 (Registration No.
           Inc. (renamed Riverwood Holding, Inc.)      33-80475) of New River Holding, Inc.
           and the grantees named therein.             (renamed Riverwood Holding, Inc.) under
                                                       the Securities Act of 1933, as amended,
                                                       and incorporated herein by reference.
  10.4     Form of Registration and Participation      Filed as Exhibit 10.7 to Registration
           Agreement among New River Holding, Inc.     Statement on Form S-1 (Registration No.
           (renamed Riverwood Holding, Inc.) and       33-80475) of New River Holding, Inc.
           certain stockholders of New River           (renamed Riverwood Holding, Inc.) under
           Holding, Inc.                               the Securities Act of 1933, as amended,
                                                       and incorporated herein by reference.

EXHIBIT                    EXHIBIT                                CROSS REFERENCE OR
NUMBER                   DESCRIPTION                                 PAGE NUMBER
-------                  -----------                              ------------------
  10.5     Form of New River Holding, Inc. Stock       Filed as Exhibit 10.10 to Registration
           Incentive Plan.                             Statement on Form S-1 (Registration No.
                                                       33-80475) of New River Holding, Inc.
                                                       (renamed Riverwood Holding, Inc.) under
                                                       the Securities Act of 1933, as amended,
                                                       and incorporated herein by reference.
  10.6     Form of Stockholders Agreement among New    Filed as Exhibit 10.11 to Registration
           River Holding, Inc. (renamed Riverwood      Statement on Form S-1 (Registration No.
           Holding, Inc.) and the stockholders of      33-80475) of New River Holding, Inc.
           New River Holding, Inc. named therein.      (renamed Riverwood Holding, Inc.) under
                                                       the Securities Act of 1933, as amended,
                                                       and incorporated herein by reference.
  10.7     Form of Indemnification Agreement among     Filed as Exhibit 10.8 to the
           Riverwood Holding, Inc., RIC Holding,       Registration Statement on Form S-1
           Inc., Riverwood International               (Registration No. 33-80475) of New River
           Corporation, Clayton, Dubilier & Rice,      Holding, Inc. (renamed Riverwood
           Inc. and Clayton, Dubilier & Rice Fund V    Holding, Inc.) under the Securities Act
           Limited Partnership.                        of 1933, as amended, and incorporated
                                                       herein by reference.
  10.8     Form of Amended and Restated Employment     Filed as Exhibit 10.9 to the
           Agreements among Riverwood International    Registration Statement on Form S-1
           Corporation, Riverwood Holding, Inc. and    (Registration No. 33-80475) of New River
           each of Thomas H. Johnson, Robert C.        Holding, Inc. (renamed Riverwood
           Hart, Octavio Orta and Frank R.             Holding, Inc.) under the Securities Act
           McCauley.                                   of 1933, as amended, and incorporated
                                                       herein by reference.
  10.9     Form of Consulting Agreement among          Filed as Exhibit 10.12 to the
           Riverwood Holding, Inc., RIC Holding,       Registration Statement on Form S-1
           Inc., the corporation formerly known as     (Registration No. 33-80475) of New River
           Riverwood International Corporation,        Holding, Inc. (renamed Riverwood
           Riverwood International Corporation and     Holding, Inc.) under the Securities Act
           Clayton, Dubilier & Rice, Inc.              of 1933, as amended, and incorporated
                                                       herein by reference.
  10.10    Agreement, dated as of November 11,         Filed as Exhibit 10.10 to the
           1996, among Riverwood Holding, Inc., RIC    Registrant's Annual Report on Form 10-K
           Holding, Inc., Riverwood International      filed March 27, 1997 (Commission File
           Corporation and Thomas H. Johnson.          No. 1-11113), and incorporated herein by
                                                       reference.
  10.11    Loanout Agreement, dated as of October      Filed as Exhibit 10.11 to the
           8, 1996, among Riverwood Holding, Inc.,     Registrant's Annual Report on Form 10-K
           RIC Holding, Inc., Riverwood                filed March 27, 1997 (Commission File
           International Corporation and Clayton,      No. 1-11113), and incorporated herein by
           Dubilier & Rice, Inc.                       reference.
  10.12    Employment Agreement, dated as of March     Filed as Exhibit 10.1 to the
           31, 1997, among Riverwood International     Registrant's Quarterly Report on Form
           Corporation, Riverwood Holding, Inc. and    10-Q filed May 9, 1997 (Commission File
           Stephen Humphrey.                           No. 1-11113), and incorporated herein by
                                                       reference.
  10.13    Management Stock Option Agreement, dated    Filed as Exhibit 10.2 to the
           as of March 31, 1997, between Riverwood     Registrant's Quarterly Report on Form
           Holding, Inc. and Stephen Humphrey.         10-Q filed May 9, 1997 (Commission File
                                                       No. 1-11113), and incorporated herein by
                                                       reference.

EXHIBIT                    EXHIBIT                                CROSS REFERENCE OR
NUMBER                   DESCRIPTION                                 PAGE NUMBER
-------                  -----------                              ------------------
  21       List of subsidiaries.                       Filed as an exhibit hereto.
  27       Financial Data Schedule.                    Filed as an exhibit hereto.
  99       Reconciliation of Income (Loss) from        Filed as an exhibit hereto.
           Operations to EBITDA.