Form 10-Q
period 1998-03-28
RIVERWOOD HOLDING INC
filed 1998-05-06
CIK 886239

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 28, 1998

                                       OR

        [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ______________

     Commission file number 1-11113

                            RIVERWOOD HOLDING, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     Delaware                       58-2205241
           -------------------------------  -------------------------
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

Yes    X      No        .
    --------     -------

     At May 5, 1998 there were 7,062,050 shares and 500,000 shares of the registrant's Class A and Class B common stock, respectively, outstanding.

                         PART I. FINANCIAL INFORMATION*












































* As used in this Form 10-Q, unless the context otherwise requires, "RIC" refers to the corporation formerly named Riverwood International Corporation; the "Predecessor" refers to RIC and its subsidiaries in respect of periods prior to the Merger (as defined herein); the "Company" refers to the registrant, Riverwood Holding, Inc., a Delaware corporation formerly named New River Holding, Inc. ("Holding") and its subsidiaries; "RIC Holding" refers to RIC Holding, Inc., a Delaware corporation, successor by merger to RIC and a wholly-owned subsidiary of Holding; and "Riverwood" refers to Riverwood International Corporation, a Delaware corporation formerly named Riverwood International USA, Inc. and a wholly-owned subsidiary of RIC Holding.

                            RIVERWOOD HOLDING, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS OF DOLLARS)



                                                           MARCH 28,   DECEMBER 31,
                                                             1998         1997
                                                          ----------    ----------
                                                         (UNAUDITED)
ASSETS
Current Assets:
  Cash and equivalents                                    $   19,624    $   15,751
  Receivables, net of allowances                             151,328       151,554
  Inventories                                                174,440       174,498
  Prepaid expenses                                             6,996        10,451
                                                          ----------    ----------
Total Current Assets                                         352,388       352,254

Property, Plant and Equipment, net of
  accumulated depreciation of $237,170 in 1998
  and $205,527 in 1997                                     1,609,953     1,644,835
Deferred Tax Assets                                            1,028         1,181
Investments in Net Assets of Equity Affiliates               143,561       141,690
Goodwill, net of accumulated amortization of $15,559 in
  1998 and $13,475 in 1997                                   302,364       304,448
Other Assets                                                 157,524       161,777
                                                          ----------    ----------
Total Assets                                              $2,566,818    $2,606,185
                                                          ==========    ==========
LIABILITIES
Current Liabilities:
  Short-term debt                                         $   37,899    $   44,330
  Accounts payable                                           111,563       116,308
  Compensation and employee benefits                          36,934        37,510
  Income taxes                                                22,010        22,475
  Other accrued liabilities                                  104,738        93,694
                                                          ----------    ----------
Total Current Liabilities                                    313,144       314,317

Long-Term Debt, less current portion                       1,716,241     1,712,944
Deferred Income Taxes                                         13,834        14,383
Other Noncurrent Liabilities                                  77,622        79,062
                                                          ----------    ----------
Total Liabilities                                          2,120,841     2,120,706
                                                          ----------    ----------
Contingencies and Commitments (Note 5)
Redeemable Common Stock, at current redemption value           5,152         6,045
                                                          ----------    ----------
SHAREHOLDERS' EQUITY
Nonredeemable Common Stock                                        75            75
Capital in Excess of Par Value                               751,153       751,153
(Accumulated Deficit)                                       (292,154)     (257,609)
Cumulative Currency Translation Adjustment                   (18,249)      (14,185)
                                                          ----------    ----------
Total Shareholders' Equity                                   440,825       479,434
                                                          ----------    ----------
Total Liabilities and Shareholders' Equity                $2,566,818    $2,606,185
                                                          ==========    ==========

See Notes to Condensed Consolidated Financial Statements.

                            RIVERWOOD HOLDING, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)




                                                 Three Months      Three Months
                                                    Ended             Ended
                                                March 28, 1998    March 29, 1997
                                                --------------    --------------
Net Sales                                            $265,435          $267,188
Cost of Sales                                         227,962           235,209
Selling, General and Administrative                    26,998            29,207
Research, Development and Engineering                   1,737             1,689
Other Expenses, net                                     1,492             2,822
                                                     --------          --------

Income (Loss) from Operations                           7,246            (1,739)
Interest Income                                           467               142
Interest Expense                                       43,999            38,901
                                                     --------          --------

(Loss) before Income Taxes and Equity in
  Net Earnings of Affiliates                          (36,286)          (40,498)
Income Tax Expense                                        940               901
                                                     --------          --------

(Loss) before Equity in Net Earnings
  of Affiliates                                       (37,226)          (41,399)
Equity in Net Earnings of Affiliates                    2,681             3,555
                                                     --------          --------

Net (Loss)                                           $(34,545)         $(37,844)
                                                     --------          --------

Other comprehensive income, net of tax
  Foreign currency translation adjustments             (4,064)          (15,043)
                                                     --------          --------

Comprehensive (Loss)                                 $(38,609)         $(52,887)
                                                     ========          ========

See Notes to Condensed Consolidated Financial Statements.

                            RIVERWOOD HOLDING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)




                                                            THREE MONTHS    THREE MONTHS
                                                               ENDED            ENDED
                                                           MARCH 28, 1998   MARCH 29, 1997
                                                           --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)                                                    $(34,545)       $(37,844)
Noncash Items Included in Net (Loss):
  Depreciation and amortization                                 35,186          32,104
  Deferred income taxes                                            (31)          1,040
  Pension, postemployment and postretirement expense,
    net of benefits paid                                           857           1,430
  Equity in net earnings of affiliates, net of dividends        (2,063)         (2,805)
  Amortization of deferred debt issuance costs                   2,482           2,891
  Other, net                                                       216             197
Decrease (Increase) in Current Assets:
  Receivables                                                    1,637           1,873
  Inventories                                                    1,553           3,685
  Prepaid expenses                                               3,418            (742)
(Decrease) Increase in Current Liabilities:
  Accounts payable                                              (4,105)         (5,192)
  Compensation and employee benefits                               273           1,513
  Income taxes                                                    (371)           (260)
  Other accrued liabilities                                     10,071           8,015
Decrease in Other Noncurrent Liabilities                        (1,412)         (2,522)
                                                              --------        --------
Net Cash Provided by Operating Activities                       13,166           3,383
                                                              --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property, Plant and Equipment                      (8,138)        (44,738)
Payment of Merger costs                                              -          (3,389)
Proceeds from Sales of Assets                                      906             388
Decrease (Increase) in Other Assets                              1,770          (4,031)
                                                              --------        --------
Net Cash Used in Investing Activities                           (5,462)        (51,770)
                                                              --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of Redeemable Common Stock                            (893)              -
Net Increase in Revolving Credit Facilities                      5,890          43,280
Payments on Debt                                                (8,677)         (1,177)
                                                              --------        --------
Net Cash (Used in) Provided by Financing Activities             (3,680)         42,103
                                                              --------        --------
Effect of Exchange Rate Changes on Cash                           (151)           (861)
                                                              --------        --------
Net Increase (Decrease) in Cash and Equivalents                  3,873          (7,145)
Cash and Equivalents at Beginning of Period                     15,751          16,499
                                                              --------        --------
Cash and Equivalents at End of Period                         $ 19,624        $  9,354
                                                              ========        ========

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

The Condensed Consolidated Financial Statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that the interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. The Condensed Consolidated Balance Sheet as of December 31, 1997 was derived from audited financial statements.

In connection with the Merger, the purchase method of accounting was used to establish and record a new cost basis for the assets acquired and liabilities assumed. The difference between the purchase price and the preliminary fair market values of the assets acquired and liabilities assumed was recorded as goodwill.

The Condensed Consolidated Financial Statements as of March 28, 1998 and March 29, 1997, and for the three months then ended, reflect the adjustments which were made to record the Merger and represent the Company's new cost basis. The most significant differences relate to amounts recorded for inventory, property, plant and equipment, intangibles and debt which resulted in increased cost of sales, amortization, depreciation and interest expense in the three months ended March 28, 1998 and will continue to do so in future periods.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a summary of the Company's significant accounting policies, please refer to the Company's report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

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


NOTE 3 - INVENTORIES

The major classes of inventories were as follows:


                                            MARCH 28, 1998  DECEMBER 31, 1997
                                            --------------  -----------------
(IN THOUSANDS OF DOLLARS)
-------------------------
Finished goods                                 $ 76,047          $ 66,559
Work-in-process                                  10,869            11,173
Raw materials                                    59,352            65,030
Supplies                                         28,172            31,736
                                               --------          --------
Total                                          $174,440          $174,498
                                               ========          ========

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

The following represents the summarized income statement information for Igaras, of which the Company recognizes 50 percent in its results of operations:


                                            THREE MONTHS      THREE MONTHS
                                               ENDED              ENDED
                                           MARCH 28, 1998    MARCH 29, 1997
                                           --------------    --------------
(IN THOUSANDS OF DOLLARS)
-------------------------
Net Sales                                      $65,978          $56,402
Cost of Sales                                   49,292           40,286
                                               -------          -------
Gross Profit                                   $16,686          $16,116
                                               =======          =======
Income from Operations                         $10,847          $ 9,702
                                               =======          =======
Net Income                                     $ 4,843          $ 6,808
                                               =======          =======

During the first quarters of 1998 and 1997, the Company received dividends from Igaras totaling $0.6 million and nil, net of taxes of $0.1 million and nil, respectively. The Company received net dividends from its investments in affiliates other than Igaras, that are accounted for using the equity method of accounting totaling nil and $0.8 million for the three months ended March 28, 1998 and the three months ended March 29, 1997, respectively.

NOTE 5 - CONTINGENCIES AND COMMITMENTS

The Company is committed to compliance with all applicable environmental laws and regulations throughout the world. Environmental law is, however, dynamic rather than static. As a result, costs, which are unforeseeable at this time, may be incurred when new laws are enacted, and when environmental agencies promulgate or revise rules and regulations.

In late 1993, the U.S. Environmental Protection Agency (the "EPA") proposed regulations (generally referred to as the "cluster rules" ) that would mandate more stringent controls on air and water discharges from the United States pulp and paper mills. The cluster rules were promulgated in April 1998 and the Company estimates the capital spending that may be required to comply with the cluster rules could reach $55 million to be spent at its two U.S. paper mills over an eight-year period beginning in 1998.

In late 1995, the Louisiana Department of Environmental Quality (the "DEQ") notified the Company that the Predecessor may be liable for the remediation of hazardous substances at a wood treatment site in Shreveport, Louisiana, that the Predecessor or its predecessor previously operated, and at a former oil refinery site in Caddo Parish, Louisiana that the Company currently owns. Neither the Company nor the Predecessor ever operated the oil refinery. In response to the DEQ, the Company has provided additional information concerning these sites and has commenced its own evaluation of any claims and remediation liabilities for which it may be responsible. The Company received a letter from the DEQ dated May 20, 1996, requesting a plan for soil and groundwater sampling of the wood treatment site. The Company first met with the DEQ on July 18, 1996, and then submitted a soil sampling plan to the DEQ. The Company received approval for a site sampling plan in November 1997 and completed the sample collection in December 1997. The analytical results of this soil sampling were submitted to the state in April 1998. On September 6, 1996, the Company received from the DEQ a letter requesting remediation of the former oil refinery site in Caddo Parish, Louisiana. The Company met with the DEQ on February 17, 1997 to discuss these matters. The Company is in discussions with the DEQ regarding the participation of other responsible parties in any clean up of hazardous substances at both of these sites.

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

In connection with the Merger, the former majority owner of the Company agreed to bear the cost of a Section 338(h)(10) election for U.S. federal tax purposes and for purposes of state taxes for which the former majority owner and the Company filed returns on a combined basis. The Company agreed to bear the cost of this election for the purposes of other state taxes ("stand-alone taxes"), including Louisiana income tax. During 1997, the Company paid $27.5 million in estimated Louisiana stand-alone taxes relating to the election. The Company's calculation of its Louisiana tax was based on state law in effect at the time of the Merger, including a 1993 amendment. In May 1997, the Louisiana Supreme Court declared the 1993 amendment to be void under the Louisiana Constitution, retroactive to 1993. It is possible that the voiding of the 1993 amendment could result in the Company being required to pay significant additional Louisiana income tax relating to the election (plus potential penalties and statutory interest on the additional taxes). After consultation with Louisiana tax counsel, the Company filed its Louisiana income tax return for the period ended March 27, 1996 in reliance on the Louisiana tax law in effect at the time of the Merger, without the payment of any additional tax due to the voiding of the 1993 amendment. There can be no assurance, however, that the Company would ultimately prevail on this issue if Louisiana were to challenge such filing position. If the Company were not to prevail in such a challenge, significant additional Louisiana income tax relating to the election could be payable. Management estimates that the maximum amount of such additional tax is approximately $47 million (plus potential penalties and statutory interest on any additional tax). Management believes that the additional tax ultimately paid (if any) would be substantially less than the estimated maximum amount, although no assurance can be given in this regard. The Company and its advisors are continuing to study this situation. Since the law is unclear and the amounts involved could be significant, it may be several years before this matter is resolved.


NOTE 6 - INCOME TAXES

During the three months ended March 28, 1998 and March 29, 1997, the Company recognized an income tax expense of $0.9 million and $0.9 million on a (Loss) before Income Taxes and Equity in Net Earnings of Affiliates of $36.3 million and $40.5 million. This expense differed from the statutory federal income tax rate because of valuation allowances established on net operating loss carryforward tax assets in the U.S. and certain international locations where the realization of benefits is uncertain.


NOTE 7 - DISPOSITION OF BUSINESS

In connection with and following the Merger, the Company decided in 1996 to exit certain businesses and operating activities, including the sale or closure of the Company's last dedicated folding carton converting plant in the United States, located in Kankakee, Illinois, two packaging machinery manufacturing plants in Marietta, Georgia and Koln, Germany, a beverage multiple packaging converting plant in Bakersfield, California and the trucking transportation operations in West Monroe, Louisiana, as well as the consolidation and realignment of certain operations in the United States, Australia and Europe. The cost of exiting these businesses and operating activities was approximately $38.6 million and related principally to the severance of approximately 750 employees, relocation and other plant closure costs. At March 28, 1998, $10.9 million of this total was accrued in other accrued liabilities on the Condensed Consolidated Balance Sheets. During the first quarter of 1998, $1.1 million was paid out and charged against the accrual and related primarily to severance costs.


NOTE 8 - SUBSEQUENT EVENT - SALE OF AUSTRALIAN FOLDING CARTON BUSINESS

On March 12, 1998, the Company entered into an agreement with Carter Holt Harvey ("Carter Holt") for the sale of Riverwood's folding carton business in Australia. Proceeds from the sale were received on March 30, 1998. Under the terms of the agreement for such sale, the Company sold to Carter Holt substantially all of Riverwood's Australian folding carton assets, and Carter Holt assumed certain specified liabilities. The Company retained substantially all of its beverage multiple packaging business in Australia. Under the agreement, Carter Holt has agreed to purchase from the Company a portion of its coated board requirements in Australia and to supply beverage cartons to meet the Company's needs for its Australian beverage business.

Net sales applicable to the Australian folding carton business were approximately $65 million for the year ended December 31, 1997. Total net assets applicable to the Australian folding carton business as of December 31, 1997, were approximately $24 million. The Australian folding carton business remained substantially unchanged in the first quarter of 1998. The Company does not expect to recognize any significant gain or loss on this sale.

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

In connection with the Merger, the Company entered into a credit agreement (as amended, the "Senior Secured Credit Agreement") that currently provides for senior secured credit facilities (the "Senior Secured Credit Facilities") consisting of $643 million in outstanding term loans under a term loan facility (the "Term Loan Facility") and a $400 million revolving credit facility (the "Revolving Facility"). In addition, Riverwood International Machinery, Inc. ("RIMI"), a wholly-owned subsidiary of Riverwood, entered into a credit agreement (as amended, the "Machinery Credit Agreement", and together with the Senior Secured Credit Agreement, the "Credit Agreements") providing for a $140 million secured revolving credit facility (the "Machinery Facility," and together with the Senior Secured Credit Facilities, the "Facilities") for the purpose of financing or refinancing packaging machinery. In connection with the Merger, the Company also completed an offering of $250 million aggregate principal amount of 10 1/4% Senior Notes due 2006 (the "1996 Senior Notes") and $400 million aggregate principal amount of 10 7/8% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes" and together with the 1996 Senior Notes, the "1996 Notes"). On July 28, 1997, the Company completed an offering of $250 million principal amount of 10 5/8% Senior Notes due 2007 (the "Initial Notes"). The net proceeds of this offering were applied to prepay certain revolving credit borrowings under the Revolving Facility (without any commitment reduction) and to refinance certain Tranche A term loans and other borrowings under the Senior Secured Credit Agreement. A registration statement under the Securities Act of 1933, as amended, registering senior notes of the Company identical in all material respects to the Initial Notes (the "Exchange Notes") offered in exchange for the Initial Notes became effective October 1, 1997. On November 3, 1997, the Company completed its exchange offer of the Initial Notes for the Exchange Notes. The Initial Notes and the Exchange Notes are referred to herein as the 1997 Notes.

Under the terms and definitions of the Senior Secured Credit Agreement and the indentures (the "Indentures") for the 1996 Notes and 1997 Notes, certain expenses and costs are excluded from the Company's Income (Loss) from Operations in determining EBITDA (as defined below), including amortization, depreciation or expenses associated with the write-up of inventory, fixed assets and intangible assets in accordance with APB 16 and APB Opinion No. 17, "Intangible Assets", collectively referred to as the "Purchased Asset Costs."

During the three months ended March 28, 1998, the Company's Income from Operations included Purchased Asset Costs as follows:

                                          THREE MONTHS ENDED MARCH 28,1998
                                          --------------------------------
                                            Coated     Container-
                                             Board       board      Total
                                            ------     ----------   -----
                                             (IN THOUSANDS OF DOLLARS)
Cost of sales (excluding depreciation)      $  570       $  _      $  570
Depreciation expense                         4,558        911       5,469
Amortization of intangible assets            1,268          _       1,268
                                            ------       ----      ------
Net Impact on Income from Operations        $6,396       $911      $7,307
                                            ======       ====      ======

During the three months ended March 29, 1997, the Company's (Loss) from Operations included Purchased Asset Costs as follows:

                                           THREE MONTHS ENDED MARCH 29,1997
                                          ---------------------------------
                                            Coated   Container
                                             Board     board       Total
                                            ------   ---------     -----
                                             (IN THOUSANDS OF DOLLARS)

Cost of sales (excluding depreciation)      $  136     $  _       $  136
Depreciation expense                         4,828      911        5,739
Amortization of intangible assets            1,255        _        1,255
                                            ------     ----       ------
Net Impact on (Loss) from Operations        $6,219     $911       $7,130
                                            ======     ====       ======


GENERAL

The Company reports its results in two business segments: Coated Board and Containerboard. The Coated Board business segment includes (i) the production and sale of coated unbleached kraft paperboard ("CUK Board") for packaging cartons from the paper mills in Macon, Georgia (the "Macon Mill") and in West Monroe, Louisiana and white lined chip board ("WLC") at its paper mill in Norrkoping, Sweden (the "Swedish Mill"); (ii) converting operations at facilities in the United States, Australia and Europe; and (iii) the design, manufacture and installation of packaging machinery related to the assembly of beverage cartons. The Containerboard business segment includes the production and sale of linerboard, corrugating medium and kraft paper from paperboard mills in the United States.

The table below sets forth Net Sales, Income (Loss) from Operations and EBITDA. EBITDA is defined as consolidated net income (exclusive of non-cash charges resulting from purchase accounting during the periods subsequent to the Merger) before consolidated interest expense, consolidated income taxes, consolidated depreciation and amortization, and other non-cash charges deducted in determining consolidated net income and extraordinary items and the cumulative effect of accounting changes and earnings of, but including dividends from, non-controlled affiliates ("EBITDA") calculated in accordance with the definitions in the Senior Secured Credit Agreement and the Indentures, based upon the generally accepted accounting principles at the time of the Merger. EBITDA excludes (i) the EBITDA of Igaras but includes dividends actually received from Igaras and (ii) Purchased Asset Costs resulting from purchase accounting for periods subsequent to the Merger. The Company believes that EBITDA provides useful information regarding the Company's debt service ability, but should not be considered in isolation or as a substitute for the Condensed Consolidated Statements of Operations or cash flow data.

                                              THREE MONTHS        THREE MONTHS
                                                  ENDED               ENDED
                                             MARCH 28, 1998      MARCH 28, 1997

                                             --------------      --------------
                                                 (IN THOUSANDS OF DOLLARS)

Net Sales (Segment Data):
   Coated Board                                  $241,889            $240,110
   Containerboard                                  23,546              27,078
                                                 --------            --------
Net Sales                                        $265,435            $267,188
                                                 ========            ========
(Loss) Income from Operations (Segment Data):
   Coated Board                                  $ 16,572            $ 15,779
   Containerboard                                  (4,620)            (13,006)
   Corporate and Eliminations                      (4,706)             (4,512)
                                                 --------            --------
Income (Loss) from Operations                    $  7,246            $ (1,739)
                                                 ========            ========
EBITDA (Segment Data):
   Coated Board                                  $ 48,011            $ 44,485
   Containerboard                                     455              (8,038)
   Corporate and Eliminations                      (2,178)             (3,294)
                                                 --------            --------
EBITDA                                           $ 46,288            $ 33,153
                                                 ========            ========


BUSINESS TRENDS AND INITIATIVES

The Company's cash flow from operations and EBITDA are influenced by sales volume and selling prices for its products and raw material costs, and are affected by a number of significant business, economic and competitive factors. Many of these factors are not within the Company's control. Historically, in the Coated Board business segment, the Company has experienced stable pricing for its integrated beverage carton products, and moderate cyclical pricing for its folding cartonboard which is principally sold in the open market. The Company's folding cartonboard sales are affected by competition from competitors' CUK Board and other substrates - solid bleached sulfate ("SBS"), recycled clay coated news ("CCN") and, internationally, WLC - as well as by general market conditions. In the Containerboard business segment, conditions in the cyclical worldwide commodity paperboard markets have a substantial impact on the Company's containerboard sales. During the second half of 1997 and the first quarter of 1998, the Company realized improvement in its containerboard selling prices consistent with industry trends.

The Company is pursuing a number of long-term initiatives designed to improve productivity and profitability while continuing to implement its Coated Board business strategy. In June 1997, the Company completed the upgrade of the second Macon Mill paperboard machine to begin CUK Board production. During the first quarter of 1998, the Company produced approximately 30,000 tons of CUK Board and 11,000 tons of linerboard on the second Macon Mill paperboard machine. During the first quarter of 1998, productivity at the Macon Mill was negatively effected by the labor situation. The Company expects that the second Macon Mill paperboard machine will be able to produce approximately 275,000 tons of CUK Board annually in 18 to 24 months following the June 1997 start-up. In addition, the Company has taken actions to increase open market folding cartonboard sales volume, completed a profit center reorganization of its operations, implemented a number of cost saving measures and effected several management changes and, as part of its ongoing reevaluation of current operations and assets, has reduced U.S. staffing in the packaging machinery division by 20%, reduced planned capital expenditures, and begun a Company-wide inventory reduction initiative. As a result of the inventory reduction initiative, inventory decreased by approximately $37 million at December 31, 1997 as compared to December 31, 1996. The Company continues to evaluate its current operations and assets with a view to rationalizing its operations and improving profitability, in particular with respect to its international folding carton businesses, converting assets and strategy.

On March 12, 1998, the Company entered into an agreement with Carter Holt for the sale of its folding carton business in Australia. The proceeds from the sale were received on March 30, 1998. Under the terms of the agreement for such sale, the Company sold to Carter Holt substantially all of its Australian folding carton assets, and Carter Holt assumed certain specified liabilities. The Company retained substantially all of its beverage multiple packaging business in Australia. Under the agreement, Carter Holt has agreed to purchase from the Company a portion of its coated board requirements in Australia and to supply beverage cartons to meet the Company's needs for its Australian beverage business. After applying the proceeds of the transaction to repay all outstanding borrowings under its Australian revolving credit facility and to pay transaction-related expenses, the Company expects to reinvest in its business the remaining estimated net proceeds of approximately $30 million (subject to certain post-closing adjustments). The Company does not expect the sale of its Australian folding carton business to significantly impact its 1998 results of operations or EBITDA.

Packaging machinery placements during the first quarter of 1998 decreased when compared to the number of packaging machines placed during the first quarter of 1997 as the Company continues to shift its mix of packaging machinery placements from the U.S. to international locations. The Company will continue to be more selective in future packaging machinery placements to ensure appropriate returns and, accordingly, expects a reduction of approximately 20% in new packaging machinery placements for the year ended December 31, 1998. Despite the expected reduction in the rate of new packaging machinery placements, the Company expects an increase in beverage cartonboard tonnage in 1998 as the number of packaging machines in service and the cartonboard throughput per machine increases.

During April and May 1998, the Company and the three unions at its Macon Mill signed a new six-year collective bargaining agreement. The new contract is retroactive to January 1, 1998 through December 31, 2003. Work had continued at the Macon Mill under the prior contract that expired on January 1, 1998. The new contract includes industry-average economic increases over six years. This contract also retains language that allows the Company to outsource work and sell mill assets. The Company expects that the new contract will have no significant impact on the Company's financial results.

First quarter 1998 CUK Board sales and backlog are strong, but production shortfalls at the Macon Mill reduced the Company's CUK Board inventory levels below target levels. Principal contributors to the production shortfall were temporary distractions associated with continuing efforts to negotiate a new labor agreement at the Macon Mill and a failure to maintain ramp-up of production on the second paper machine at the Macon Mill.

OUTLOOK

The Company expects that its 1998 EBITDA will significantly exceed its 1997 EBITDA, although no assurance can be given in this regard. The achievement of this expectation is dependent upon (among other things) a number of profit improvement initiatives, including significantly increasing open market folding cartonboard sales volumes above 1997 levels, selling price improvements for containerboard products, improvements in international converting operations, improving U.S. mill throughput as the successful start-up of the second Macon Mill paper machine continues, and continued cost savings from actions taken to date. The Company anticipates that the cost savings from actions taken to date will reduce expenditures by approximately $30 million on an annualized basis, over half of which was realized during 1997. Management expects to identify an additional $10 million of annualized cost savings to be acted upon in 1998.
The Company expects that it will achieve continued sales volume increases in its international beverage and U.S. soft drink carton markets in 1998, while its U.S. beer carton volume will remain relatively flat, consistent with U.S. brewers trading market share, though no assurance can be given that this volume growth will be achieved. The Company also expects to increase global open market folding cartonboard sales volume above 1997 levels. The Company expects that U.S. open market board prices for SBS and CUK Board will not increase substantially in 1998, despite announced price increases.


RESULTS OF OPERATIONS
FIRST QUARTER 1998 COMPARED WITH FIRST QUARTER 1997

The discussion of the Company's results of operations is based on the three months ended March 28, 1998 compared to the three months ended March 29, 1997, including the net effects of Purchased Asset Costs in each period. In all previous reports filed subsequent to the Merger, results of operations were provided on a pro forma basis exclusive of the net effects of Purchased Asset Costs in order to present the Company's results of operations on a basis comparable to those of Predecessor. Accordingly, the three months ended March 29, 1997, have been restated to include Purchased Asset Costs.

                                                      % INCREASE
                                       THREE MONTHS   (DECREASE)   THREE MONTHS
                                           ENDED      FROM PRIOR       ENDED
                                      MARCH 28, 1998    PERIOD    MARCH 29, 1997
                                      --------------  ----------  --------------
                                              (IN THOUSANDS OF DOLLARS)

Net Sales (Segment Data):
   Coated Board                          $241,889         0.7%       $240,110
   Containerboard                          23,546       (13.0)         27,078
                                         --------                    --------
Net Sales                                $265,435        (0.7)        267,188
Cost of Sales                             227,962        (3.1)        235,209
                                         --------                    --------
Gross Profit                               37,473        17.2          31,979
Selling, General and Administrative        26,998        (7.6)         29,207
Research, Development and Engineering       1,737         2.8           1,689
Other Expenses, net                         1,492       (47.1)          2,822
                                         --------                    --------
Income (Loss) from Operations            $  7,246         N/A        $ (1,739)
                                         ========                    ========
Income (Loss) from Operations
 (Segment Data):
   Coated Board                          $ 16,572         5.0%       $ 15,779
   Containerboard                          (4,620)       64.5         (13,006)
   Corporate                               (4,706)       (4.3)         (4,512)
                                         --------                    --------
   Income (Loss) from Operations         $  7,246         N/A        $ (1,739)
                                         ========                    ========

PAPERBOARD SHIPMENTS

The following represents shipments of Coated Board and Containerboard to outside customers. Shipments of Coated Board represent sales to customers of beverage carrierboard, folding cartonboard and WLC (other than from the Swedish
Mill). Shipments from the Swedish Mill represent sales to customers of WLC produced at this mill. Shipments of Containerboard represent sales to customers of linerboard, corrugating medium and kraft paper. Total shipments for the three months ended March 28, 1998 and March 29, 1997 were as follows:

                               THREE MONTHS ENDED     THREE MONTHS ENDED
                                 MARCH 28, 1998         MARCH 29, 1997
                               ------------------     ------------------
                                        (IN THOUSANDS OF TONS)

Coated Board                         231.0                  216.8
Swedish Mill                          32.6                   32.0
Containerboard                        81.9                  108.6
                                     -----                  -----
                                     345.5                  357.4
                                     =====                  =====

NET SALES

Principally as a result of the factors described below, the Company's Net Sales in the first quarter of 1998 decreased by $1.8 million, or 0.7 percent, compared with the first quarter of 1997. Net Sales in the Coated Board business segment increased $1.8 million, or 0.7 percent, in the first quarter of 1998 to $241.9 million from $240.1 million in the first quarter of 1997, due primarily to increased sales volumes in U.S. and international beverage and international folding cartonboard markets, as well as slightly improved pricing in U.S. beverage markets, substantially offset by the negative impact of the strengthening of the U.S. dollar on net sales in its international beverage and international folding cartonboard markets and lower prices in its international folding cartonboard markets, as well as an unfavorable shift in product mix in international folding cartonboard markets. Net Sales in the Containerboard business segment decreased $3.5 million, or 13.0 percent, in the first quarter of 1998, to $23.6 million from $27.1 million in the first quarter of 1997, due principally to a continued reduction in linerboard production in favor of coated board production offset somewhat by higher volume and improved selling prices in the medium markets.

GROSS PROFIT

Primarily as a result of the factors discussed below, the Company's Gross Profit for the first quarter of 1998 increased $5.5 million, or 17.2 percent, to $37.5 million from $32.0 million in the first quarter of 1997. The Company's gross profit margin increased to 14.1 percent for the first quarter of 1998 from 12.0 percent in the first quarter of 1997. In the Containerboard business segment, Gross Profit increased $8.2 million to a loss of $3.2 million in the first quarter of 1998 as compared to a loss of $11.4 million in the first quarter 1997, due principally to improved selling prices of linerboard and medium.
Gross profit in the Coated Board business segment decreased by $2.8 million, or
6.4 percent, to $41.2 million in the first quarter of 1998 as compared to $44.0 million in the first quarter of 1997, while the segment's gross profit margin decreased to 17.0 percent in the first quarter of 1998 from 18.3 percent in the first quarter of 1997. These decreases in the Coated Board business segment gross profit and gross profit margin resulted principally from higher production costs at the Macon Mill (resulting from the labor situation and higher costs for wood fiber due to wet weather in the South), and the negative impact of the strengthening of the U.S. dollar on the Company's international beverage and international folding cartonboard markets.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, General and Administrative expenses decreased $2.2 million, or 7.6 percent, to $27.0 million in the first quarter of 1998 as compared to $29.2 million in the first quarter of 1997. This decrease was due primarily to the Company's cost reduction initiatives that began in early 1997, offset somewhat by incremental costs relating to the implementation of a new computerized information system (see "-- Upgrade of Information Systems and Year 2000 Compliance"). As a percentage of Net Sales, Selling, General and Administrative expenses decreased to 10.2 percent in the first quarter of 1998 from 10.9 percent in the same period of 1997.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, Development and Engineering expenses remained constant at $1.7 million.

OTHER EXPENSES, NET

Other Expenses, net, decreased by $1.3 million to $1.5 million due primarily to the increase in the royalty income earned from Igaras.

INCOME (LOSS) FROM OPERATIONS

As a result of the above factors, the Company's Income (Loss) from Operations in the first quarter of 1998 increased by $8.9 million to $7.2 million from a loss of $1.7 million in the first quarter of 1997, while Income (Loss) from operations as a percent of Net Sales increased to 2.7 percent from (0.7) percent. Income (Loss) from Operations in the Containerboard business segment increased $8.4 million to a loss of $4.6 million in the first quarter of 1998 from a loss of $13.0 million in the first quarter of 1997, primarily as a result of the factors described above. Income from Operations in the Coated Board business segment increased $0.8 million, or 5.0 percent, to $16.6 million in the first quarter of 1998 from $15.8 million in the first quarter of 1997, while Income from Operations as a percent of Net Sales increased to 6.9 percent from 6.6 percent for the same periods, primarily as a result of the factors inscribed above. During the first quarter of 1998, the Company recognized approximately $2 million in non-recurring income, primarily from an insurance recovery.

U.S. DOLLAR CURRENCY EXCHANGE RATES

Fluctuations in U.S. dollar currency exchange rates did impact Net Sales and Gross Profit as described above. However those fluctuations did not have a significant impact on operating expenses or Income from Operations of the Company during the first quarter of 1998 as compared to the same periods of 1997.


INTEREST INCOME, INTEREST EXPENSE, INCOME TAXES AND EQUITY IN NET EARNINGS OF AFFILIATES

INTEREST INCOME

Interest Income increased $0.3 million from the first quarter of 1997 to $0.5 million in the first quarter of 1998, primarily as a result of higher average balances of cash and equivalents in 1998 as compared to 1997.

INTEREST EXPENSE

Interest Expense increased $5.1 million to $44.0 million in the first quarter of 1998 from $38.9 million in the first quarter of 1997. The increase related principally to an increase of debt levels resulting from additional working capital funding throughout 1997 as well as a shift in existing debt toward higher yield debt at higher coupon rates.

INCOME TAX EXPENSE (BENEFIT)

During the first quarter of 1998, the Company recognized an income tax expense of $0.9 million on a (Loss) before Income Taxes and Equity in Net Earnings of Affiliates of $36.3 million. During the first quarter of 1997, the Company recognized an income tax expense of $0.9 million on a (Loss) before Income Taxes and Equity in Net Earnings of Affiliates of $40.5 million. The 1998 and 1997 expense differed from the statutory federal income tax rate because of valuation allowances established on net operating loss carryforward tax assets in the U.S. and certain international locations where the realization of benefits is uncertain. Net cash refunds from income taxes during the first quarter of 1998 were $4.3 million relating principally to the Merger.

EQUITY IN NET EARNINGS OF AFFILIATES

Equity in Net Earnings of Affiliates is comprised primarily of the Company's equity in net earnings of Igaras, an integrated containerboard producer located in Brazil, which produces linerboard, corrugating medium, corrugated boxes and beverage cartons, and is accounted for using the equity method of accounting. Equity in Net Earnings of Affiliates decreased $0.9 million to $2.7 million in the first quarter of 1998 from $3.6 million in the first quarter of 1997, resulting primarily from additional expenses incurred by Igaras relating to the purchase of three additional mills during the quarter.

During the first quarter of 1998 and the first quarter of 1997, the Company received dividends from Igaras of $0.6 million and nil, respectively, net of taxes of $0.1 million and nil, respectively. The Company received net dividends from its affiliates other than Igaras, that are accounted for using the equity method of accounting, totaling nil and $0.8 million in the first quarter of 1998 and 1997, respectively.


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

CASH FLOWS

Cash and equivalents increased by approximately $3.8 million in the first quarter of 1998 primarily as a result of $13.2 million of net cash provided by operating activities, offset in part by $5.5 million and $3.7 million of net cash used in investing and financing activities, respectively. Cash provided by operating activities related principally to an increase in accrued interest payable. Depreciation and amortization during the first quarter of 1998 totaled approximately $35.2 million, and is expected to be approximately $145 million to $150 million for fiscal 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise primarily from debt service on the substantial indebtedness incurred in connection with the Merger and from the funding of its capital expenditures. As of March 28, 1998, the Company had outstanding approximately $1,749 million of long-term debt, consisting primarily of $650 million aggregate principal amount of the 1996 Notes, $250 million of the 1997 Notes, $643 million outstanding under the Term Loan Facility and additional amounts under the Revolving Facility, the Machinery Facility and other debt issues and facilities. During the first quarter of 1998, the Company had a net decrease in borrowings of approximately $2.8 million.

DEBT SERVICE

Principal and interest payments under the Term Loan Facility, the Revolving Facility and the Machinery Facility, together with interest payments on the 1997 Notes and 1996 Notes, represent significant liquidity requirements for the Company. Scheduled term loan principal payments under the Term Loan Facility will be approximately $2 million, $4 million, $4 million, $120 million, $173 million, $184 million and $156 million for each of the years 1998 through 2004, respectively.

The Revolving Facility will mature in March 2003 and the Machinery Facility will mature in March 2001, with all amounts then outstanding becoming due. The Company expects that its working capital and business needs will require it to continue to have access to these or similar revolving credit facilities after their respective maturity dates, and that the Company accordingly will have to extend, renew, replace or otherwise refinance such facilities at or prior to such dates. No assurance can be given that it will be able to do so. The loans under the Facilities bear interest at floating rates based upon the interest rate option elected by the Company. The Tranche A term loans, Tranche B term loans and Tranche C term loans under the Term Loan Facility bore interest as of March 28, 1998 at an average rate per annum of 8.5 percent. The Senior Notes, the 1997 Notes and the Senior Subordinated Notes bear interest at rates of 10 1/4 percent, 10 5/8 percent and 10 7/8 percent, respectively. Interest expense in 1998 is expected to be approximately $190 million, including approximately $10 million of non-cash amortization of deferred debt issuance costs. During the first quarter of 1998, cash paid for interest was approximately $27.8 million.

The Company uses interest rate swap and cap agreements to fix or cap a portion of its variable rate Term Loan Facility to a fixed rate in order to reduce the impact of interest rate changes on future income. The difference to be paid or received under these agreements is recognized as an adjustment to interest expense related to that debt. At March 28, 1998, the Company had interest rate swap agreements (with a notional amount of $250 million) under which the Company will pay fixed rates of 6.0675 percent to 6.3750 percent and receive three-month LIBOR, and a three-month 7.0 percent LIBOR cap agreement (with a notional amount of $50 million) that expires on May 31, 1998.

COVENANT RESTRICTIONS

The Credit Agreements impose restrictions on the Company's ability to make capital expenditures and both the Credit Agreements and the Indentures governing the 1996 Notes and the 1997 Notes limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, meet its capital spending program, provide for unanticipated capital investments or take advantage of business opportunities. The covenants contained in the Credit Agreements also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, repay the relevant 1996 Notes or the 1997 Notes, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with affiliates, and otherwise restrict corporate activities. The covenants contained in the Indentures also impose restrictions on the operation of the Company's business. At March 28, 1998, the Company was in compliance with the financial covenants in the Credit Agreements.

CAPITAL EXPENDITURES

Capital spending for the first quarter of 1998 was approximately $8.1 million. Capital spending during this period related primarily to increasing paper production efficiencies, manufacturing packaging machinery and upgrading the Company's information systems. Total capital spending for fiscal 1998 is expected to be no more than $100 million, and is expected to relate principally to maintenance, environmental and productivity improvement projects, the production of packaging machinery and the planned upgrading of the Company's information systems (which is expected to cost up to approximately $30 million through 1999). See "Upgrade of Information Systems and Year 2000 Compliance".

FINANCING SOURCES AND CASH FLOWS

In connection with and following the Merger, the Company decided in 1996 to exit certain businesses and operating activities, including the sale or closure of the Company's last dedicated folding carton converting plant in the United States, located in Kankakee, Illinois, packaging machinery manufacturing plants in Marietta, Georgia and Koln, Germany, a beverage multiple packaging converting plant in Bakersfield, California and the trucking transportation operations in West Monroe, Louisiana, as well as the consolidation and realignment of certain operations in the United States, Australia and Europe. The cost of exiting these businesses and operating activities was approximately $38.6 million and related principally to the severance of approximately 750 employees, relocation and other plant closure costs. At March 28, 1998, $10.9 million of this total was accrued in Other accrued liabilities on the Condensed Consolidated Balance Sheets. During the first quarter of 1998, $1.1 million was paid out and charged against the accrual and related primarily to severance costs.

At March 28, 1998, the Company and its U.S. and international subsidiaries had the following amounts of commitments, amounts outstanding and amounts available under revolving credit facilities:

                               TOTAL AMOUNT   TOTAL AMOUNT       TOTAL AMOUNT
                                    OF         OUTSTANDING       AVAILABLE AT
                               COMMITMENTS    MARCH 28, 1998    MARCH 28, 1998
                               -----------    --------------    --------------
                                        (IN THOUSANDS OF DOLLARS)

Revolving Facility               $400,000        $150,000          $250,000
Machine Facility                  140,000          17,000            34,000
International Facility             49,000          29,684            20,019
                                 --------        --------          --------
                                 $589,703        $196,684          $304,019
                                 ========        ========          ========

The Australian credit facility was repaid in April 1998 and accounted for $21.8 million and $5.4 million in international amounts outstanding and facility availability, respectively, at March 28, 1998.

The Machinery Facility is limited by a borrowing base. Undrawn Revolving Facility availability is expected to be used to meet future working capital and other business needs of the Company. The Company anticipates pursuing additional working capital financing for its foreign operations as necessary.

As described above, the Company has substantial liquidity, but anticipates additional borrowings under the Revolving Facility throughout 1998. The Company believes that cash generated from operations, together with amounts available under its Revolving Facility, the Machinery Facility and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs until the maturity of the Revolving Facility (assuming extension or refinancing of the Machinery Facility at its earlier maturity), although no assurance can be given in this regard. The Company's future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see "--Covenant Restrictions"), will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control and will be substantially dependent on the selling prices for the Company's products and the Company's ability to successfully implement its overall business and profitability strategies. See "--Business Trends and Initiatives."

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

In late 1993, the EPA proposed regulations (generally referred to as the "cluster rules" ) that would mandate more stringent controls on air and water discharges from the United States pulp and paper mills. The cluster rules were promulgated in April 1998 and the Company estimates the capital spending that may be required to comply with the cluster rules could reach $55 million to be spent at its two U.S. paper mills over an eight-year period beginning in 1998.

In late 1995, the DEQ notified the Company that the Predecessor may be liable for the remediation of hazardous substances at a wood treatment site in Shreveport, Louisiana, that the Predecessor or its predecessor previously operated, and at a former oil refinery site in Caddo Parish, Louisiana that the Company currently owns. Neither the Company nor the Predecessor ever operated the oil refinery. In response to the DEQ, the Company has provided additional information concerning these sites and has commenced its own evaluation of any claims and remediation liabilities for which it may be responsible. The Company received a letter from the DEQ dated May 20, 1996, requesting a plan for soil and groundwater sampling of the wood treatment site. The Company first met with the DEQ on July 18, 1996, and then submitted a soil sampling plan to the DEQ. The Company received approval for a site sampling plan in November 1997 and completed the sample collection in December 1997. The analytical results of this soil sampling were submitted to the state in April 1998. On September 6, 1996, the Company received from the DEQ a letter requesting remediation of the former oil refinery site in Caddo Parish, Louisiana. The Company met with the DEQ on February 17, 1997 to discuss these matters. The Company is in discussions with the DEQ regarding the participation of other responsible parties in any clean up of hazardous substances at both of these sites.

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

UPGRADE OF INFORMATION SYSTEMS AND YEAR 2000 COMPLIANCE

The Company has begun to upgrade its information systems through an initiative expected to cost up to approximately $30 million to be spent through 1999. When the upgrade is complete, the Company expects a major improvement in its information systems and business processes. This initiative is expected to be complete by June 1999. Capital spending on this project during the first quarter of 1998 totaled approximately $2.3 million of which $1.5 million was capitalized.

In conjunction with the information systems upgrade, the Company is also in the process of replacing its computer software applications and systems to accommodate the "Year 2000" dating changes necessary to permit correct recording of yearly dates for 2000 and later years. The Company does not expect that the cost of its Year 2000 compliance program will be material to its financial condition or results of operations (other than the investment in information systems of up to approximately $30 million). The Company believes that it will be able to achieve compliance by June 1999, but would anticipate a material disruption in its operations as the result of any failure by the Company to be in compliance. In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve their Year 2000 compliance, the Company's business or operations could be adversely affected.

TAX MATTER RELATING TO THE MERGER

In connection with the Merger, the former majority owner of the Company agreed to bear the cost of a Section 338(h)(10) election for U.S. federal tax purposes and for purposes of state taxes for which the former majority owner and the Company filed returns on a combined basis. The Company agreed to bear the cost of this election for the purposes of other state taxes ("stand-alone taxes"), including Louisiana income tax. During 1997, the Company paid $ 27.5 million in estimated Louisiana stand-alone taxes relating to the election. The Company's calculation of its Louisiana tax was based on state law in effect at the time of the Merger, including a 1993 amendment. In May 1997, the Louisiana Supreme Court declared the 1993 amendment to be void under the Louisiana Constitution, retroactive to 1993. It is possible that the voiding of the 1993 amendment could result in the Company being required to pay significant additional Louisiana income tax relating to the election (plus potential penalties and statutory interest on the additional taxes). After consultation with Louisiana tax counsel, the Company filed its Louisiana income tax return for the period ended March 27, 1996 in reliance on the Louisiana tax law in effect at the time of the Merger, without the payment of any additional tax due to the voiding of the 1993 amendment. There can be no assurance, however, that the Company would ultimately prevail on this issue if Louisiana were to challenge such filing position. If the Company were not to prevail in such a challenge, significant additional Louisiana income tax relating to the election could be payable. Management estimates that the maximum amount of such additional tax is approximately $47 million (plus potential penalties and statutory interest on any additional tax). Management believes that the additional tax ultimately paid (if any) would be substantially less than the estimated maximum amount, although no assurance can be given in this regard. The Company and its advisors are continuing to study this situation. Since the law is unclear and the amounts involved could be significant, it may be several years before this matter is resolved.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in "-- Business Trends and Initiatives" concerning (a) the improvements which the Company's long-term initiatives, including, without limitation, its profit center reorganization, are designed to achieve and (b) the Company's expectation that the second Macon Mill paper machine will produce approximately 275,000 tons of CUK Board in 18 to 24 months following the June 1997 start-up; (ii) the statements in "-- Outlook" concerning (a) the Company's expectation that its 1998 EBITDA will exceed its 1997 EBITDA as well as each of the factors which the Company believes support such expectation, (b) the Company's expectation that it will achieve a reduction of expenditures of approximately $30 million on an annualized basis, and will identify an additional $10 million of annualized cost savings to be acted upon in 1998, (c) the Company's expectations that it will achieve continued sales volume increases in its international beverage and U.S. soft drink carton markets in 1998, while its U.S. beer carton volume will remain relatively flat,
(d) the Company's expectation that global open market folding cartonboard sales volumes will increase above 1997 levels and (e) the Company's expectation that U.S. open market board prices for SBS and CUK Board will not increase substantially in 1998; (iii) the statements in "Financial Condition, Liquidity and Capital Resources" concerning (a) the Company's expectation that total capital spending for 1998 will be approximately $100 million and that the planned upgrading of the company's information systems will cost up to $30 million (and its belief that the Company will achieve Year 2000 compliance by the end of 1999), (b) the Company's belief that cash generated from operations, together with amounts available under financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs until the maturity of the Revolving Facility (assuming extension or refinancing of the Machinery Facility at its earlier maturity), (c) the Company's expectations with respect to capital spending that may be required to comply with the cluster rules and that, based on current knowledge, environmental costs are not expected to have a material impact on the results of operations, cash flows or financial condition of the Company and (d) the Company's belief and estimates in respect of certain Louisiana income tax matters relating to the Section 338(h)(10) election, including, without limitations, management's belief that additional tax ultimately paid, if any, would be substantially less than $47 million (iv) other statements as to the Company's expectations and beliefs presented in this "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.
The important factors described elsewhere in this report (including, without limitation, those discussed in "-- Financial Condition, Liquidity and Capital Resources -- Liquidity and Capital Resources -- Environmental and Legal Matters" and "-- Tax Matters Relating to the Merger"), the Company's Report on Form 10-K for the year ended December 31, 1997, or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 provides guidance on the financial reporting of start-up costs and organization cost. It requires costs of start-up activities and organization costs to be expensed as incurred. The Company does not believe that the impact of SOP 98-5 will have a material impact on its financial statements.

PART II - OTHER INFORMATION


ITEM 1.          LEGAL PROCEEDINGS.

Not applicable

ITEM 2.          CHANGES IN SECURITIES.

Not applicable

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES.

Not applicable

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable

ITEM 5.          OTHER INFORMATION.

Not applicable

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.


(a) Exhibits.

27  Financial Data Schedule (for SEC use only).

99 Reconciliation of Income (Loss) from Operations to EBITDA. Filed as an exhibit hereto.

(b) Reports on Form 8-K.

    Not applicable.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       RIVERWOOD HOLDING, INC.
                                       ----------------------------------
                                       (Registrant)




Date:  May 6, 1998                   By:  /s/  Bill H. Chastain
                                          -------------------------
                                               Bill H. Chastain
                                               Secretary


Date:  May 6, 1998                   By:  /s/  Thomas M. Gannon
                                          -------------------------
                                               Thomas M. Gannon
                                               Senior Vice President and
                                               Chief Financial Officer