Form 10-Q
period 1998-06-27
RIVERWOOD HOLDING INC
filed 1998-08-05
CIK 886239

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 27, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from            to
                                           ----------    ----------

         Commission file number 1-11113

                            RIVERWOOD HOLDING, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                                 58-2205241
--------------------------------                       -----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                                1013 Centre Road
                                   Suite 350
                           Wilmington, Delaware 19805
                    (Address of principal executive offices)
                                   (Zip Code)

                    c/o Riverwood International Corporation
                                 (770) 644-3000

              (Registrant's telephone number, including area code)



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

Yes   X      No      .
   ------      ------

         At August 3, 1998 there were 7,062,050 shares and 500,000 shares of the registrant's Class A and Class B common stock, respectively, outstanding.

                         PART I. FINANCIAL INFORMATION




































As used in this Form 10-Q, unless the context otherwise requires, "RIC" refers to the corporation formerly named Riverwood International Corporation; the "Predecessor" refers to RIC and its subsidiaries in respect of periods prior to the acquisition on March 27, 1996 by Holding, through its wholly-owned subsidiaries, of RIC (the "Merger"); the "Company" refers to the registrant, Riverwood Holding, Inc., a Delaware corporation formerly named New River Holding, Inc. ("Holding") and its subsidiaries; and "Riverwood" refers to Riverwood International Corporation, a Delaware corporation formerly named Riverwood International USA, Inc. and an indirect wholly-owned subsidiary of Holding.

                            RIVERWOOD HOLDING, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS OF DOLLARS)

                                                                                  JUNE 27,          DECEMBER 31,
                                                                                    1998                1997
                                                                                ------------        ------------
                                                                                 (UNAUDITED)
ASSETS
Current Assets:
   Cash and equivalents                                                         $     11,943        $    15,751
   Receivables, net of allowances                                                    161,490            151,554
   Inventories                                                                       151,516            174,498
   Prepaid expenses                                                                    8,226             10,451
                                                                                ------------        -----------
Total Current Assets                                                                 333,175            352,254

Property, Plant and Equipment, net of accumulated
   depreciation of $253,723 in 1998 and $205,527 in 1997                           1,538,626          1,644,835
Investments in Net Assets of Equity Affiliates                                       144,771            141,690
Goodwill, net of accumulated amortization of $17,658 in 1998
   and $13,475 in 1997                                                               300,265            304,448
Other Assets                                                                         160,939            162,958
                                                                                ------------        -----------
Total Assets                                                                    $  2,477,776        $ 2,606,185
                                                                                ============        ===========

LIABILITIES
Current Liabilities:
   Short-term debt                                                              $     16,593        $    44,330
   Accounts payable and other accrued liabilities                                    256,025            269,987
                                                                                ------------        -----------
Total Current Liabilities                                                            272,618            314,317

Long-Term Debt, less current portion                                               1,692,154          1,712,944
Other Noncurrent Liabilities                                                          98,180             93,445
                                                                                ------------        -----------
Total Liabilities                                                                  2,062,952          2,120,706
                                                                                ------------        -----------

Contingencies and Commitments (Note 5)

Redeemable Common Stock, at current redemption value                                   5,152              6,045
                                                                                ------------        -----------

SHAREHOLDERS' EQUITY
Nonreedemable Common Stock                                                                75                 75
Capital in Excess of Par Value                                                       751,153            751,153
(Accumulated Deficit)                                                               (325,362)          (257,609)
Cumulative Currency Translation Adjustment                                           (16,194)           (14,185)
                                                                                ------------        -----------
Total Shareholders' Equity                                                           409,672            479,434
                                                                                ------------        -----------
Total Liabilities and Shareholders' Equity                                      $  2,477,776        $ 2,606,185
                                                                                ============        ===========


See Notes to Condensed Consolidated Financial Statements.

                            RIVERWOOD HOLDING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                               -----------------------------       ----------------------------
                                                                 JUNE 27,          JUNE 28,         JUNE 27,          JUNE 28,
                                                                  1998              1997              1998              1997
                                                               ----------        ----------        ----------        ----------

Net Sales                                                      $  305,975        $  294,034        $  571,410        $  561,222
Cost of Sales                                                     249,722           258,725           477,684           493,934
Selling, General and Administrative                                27,383            32,057            54,381            61,264
Research, Development and Engineering                               1,453               839             3,190             2,528
Impairment Loss                                                    13,342                 -            13,342                 -
Other Expenses, net                                                 3,768             2,168             5,260             4,990
                                                               ----------        ----------        ----------        ----------

Income (Loss) from Operations                                      10,307               245            17,553            (1,494)
Interest Income                                                       200                77               667               219
Interest Expense                                                   44,956            42,030            88,955            80,931
                                                               ----------        ----------        ----------        ----------

(Loss) before Income Taxes and Equity in
  Net Earnings of Affiliates                                      (34,449)          (41,708)          (70,735)          (82,206)
Income Tax Expense                                                  1,091             1,828             2,031             2,729
                                                               ----------        ----------        ----------        ----------

(Loss) before Equity in Net Earnings
  of Affiliates                                                   (35,540)          (43,536)          (72,766)          (84,935)
Equity in Net Earnings of Affiliates                                2,332             4,910             5,013             8,465
                                                               ----------        ----------        ----------        ----------

Net (Loss)                                                     $  (33,208)       $  (38,626)       $  (67,753)       $  (76,470)
                                                               ----------        ----------        ----------        ----------

Other comprehensive income, net of tax:
 Foreign currency translation adjustments                           2,055            (2,829)           (2,009)          (17,872)
                                                               ----------        ----------        ----------        ----------

Comprehensive (Loss)                                           $  (31,153)       $  (41,455)       $  (69,762)       $  (94,342)
                                                               ==========        ==========        ==========        ==========

See Notes to Condensed Consolidated Financial Statements.

                            RIVERWOOD HOLDING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                                  SIX MONTHS ENDED
                                                            -------------------------
                                                              JUNE 27,      JUNE 28
                                                                1998          1997
                                                            -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)                                                  $   (67,753)  $   (76,470)
Noncash Items Included in Net (Loss):
  Depreciation and amortization                                  70,840        65,670
  Deferred income taxes                                             152         3,041
  Impairment loss                                                13,342            --
  Pension, postemployment and postretirement benefits,
    net of benefits paid                                          1,306         2,525
  Equity in net earnings of affiliates, net of dividends         (3,401)       (6,608)
  Amortization of debt issuance costs                             5,041         6,529
  Other, net                                                       (230)          382
(Increase) Decrease in Current Assets:
  Receivables                                                   (17,627)        2,868
  Inventories                                                    14,059        19,406
  Prepaid expenses                                                1,974           (49)
(Decrease) in Current Liabilities:
  Accounts payable and other accrued liabilities                 (8,379)         (239)
Decrease (Increase) in Other Noncurrent Liabilities               5,218        (4,742)
                                                            -----------   -----------
Net Cash Provided by Operating Activities                        14,542        12,313
                                                            -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property, Plant and Equipment                      (14,547)      (88,847)
Payment of Merger Costs                                              --       (33,761)
Proceeds from Sale of Assets                                     48,781           929
Increase in Other Assets                                         (3,250)       (6,425)
                                                            -----------   -----------
Net Cash Provided By (Used in) Investing Activities              30,984      (128,104)
                                                            -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of Redeemable Common Stock                             (893)           --
Net (Decrease) Increase in Revolving Credit Facilities          (38,839)      113,573
Payments on Debt                                                 (9,339)       (1,672)
                                                            -----------   -----------
Net Cash (Used in) Provided by Financing Activities             (49,071)      111,901
                                                            -----------   -----------
Effect of Exchange Rate Changes on Cash                            (263)       (1,203)
                                                            -----------   -----------
Net (Decrease) in Cash and Equivalents                           (3,808)       (5,093)
Cash and Equivalents at Beginning of Period                      15,751        16,499
                                                            -----------   -----------
Cash and Equivalents at End of Period                       $    11,943   $    11,406
                                                            ===========   ===========


See Notes to Condensed Consolidated Financial Statements.

                            RIVERWOOD HOLDING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements of the Company included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. The Condensed Consolidated Balance Sheet as of December 31, 1997 was derived from audited financial statements.


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


NOTE 3 - INVENTORIES

The major classes of inventories were as follows:

(IN THOUSANDS OF DOLLARS)               JUNE 27, 1998       DECEMBER 31, 1997
-------------------------               -------------       -----------------

Finished goods                          $      62,784       $          66,559
Work-in process                                 9,292                  11,173
Raw materials                                  51,660                  65,030
Supplies                                       27,780                  31,736
                                        -------------       -----------------
Total                                   $     151,516       $         174,498
                                        =============       =================



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

The following represents the summarized income statement information for Igaras, of which the Company recognizes 50 percent in its results of operations:



                                    THREE MONTHS ENDED     SIX MONTHS ENDED
                                  ---------------------  --------------------
                                   JUNE 27,    JUNE 28,   JUNE 27,   JUNE 28,
                                     1998        1997       1998       1997
                                  ----------  ---------  ---------  ---------
(IN THOUSANDS OF DOLLARS)
Net Sales                         $   61,243  $  58,686  $ 127,221  $ 115,088
Cost of Sales                         48,512     40,079     97,804     80,365
                                  ----------  ---------  ---------  ---------

Gross Profit                      $   12,731  $  18,607  $  29,417  $  34,723
                                  ==========  =========  =========  =========

Income from Operations            $    4,199  $  13,043  $  15,046  $  22,745
                                  ==========  =========  =========  =========

Net Income                        $    3,919  $   9,274  $   8,762  $  16,082
                                  ==========  =========  =========  =========


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

In late 1995, the Louisiana Department of Environmental Quality ("DEQ") notified the Company that the Predecessor may be liable for the remediation of hazardous substances at a wood treatment site in Shreveport, Louisiana, that the Predecessor or its predecessor previously operated, and at a former oil refinery site in Caddo Parish, Louisiana that the Company currently owns. Neither the Company nor the Predecessor ever operated the oil refinery. In response to the DEQ, the Company has provided additional information concerning these sites and has commenced its own evaluation of any claims and remediation liabilities for which it may be responsible. The Company received a letter from the DEQ dated May 20, 1996, requesting a plan for soil and groundwater sampling of the wood treatment site. The soil and groundwater sampling will be completed in late 1998. On September 6, 1996, the Company received from the DEQ a letter requesting remediation of the former oil refinery site in Caddo Parish, Louisiana. Ongoing discussions with the DEQ continue regarding the participation of other responsible parties in any clean-up of hazardous substances at both of these sites.

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

In connection with the Merger, the former majority owner of the Company agreed to bear the cost of a Section 338(h)(10) election for U.S. federal tax purposes and for purposes of state taxes for which the former majority owner and the Company filed returns on a combined basis. The Company agreed to bear the cost of this election for the purposes of other state taxes ("stand-alone taxes"), including Louisiana income tax. During 1997, the Company paid $27.5 million in estimated Louisiana stand-alone taxes relating to the election. The Company's calculation of its Louisiana tax was based on state law in effect at the time of the Merger, including a 1993 amendment. In May 1997, the Louisiana Supreme Court declared the 1993 amendment to be void under the Louisiana Constitution, retroactive to 1993. It is possible that the voiding of the 1993 amendment could result in the Company being required to pay significant additional Louisiana income tax relating to the election (plus potential penalties and statutory interest on the additional taxes). After consultation with Louisiana tax counsel, the Company filed its Louisiana income tax return for the period ended March 27, 1996 in reliance on the Louisiana tax law in effect at the time of the Merger, without the payment of any additional tax due to the voiding of the 1993 amendment. There can be no assurance, however, that the Company would ultimately prevail on this issue if Louisiana were to challenge such filing position. If the Company were not to prevail in such a challenge, significant additional Louisiana income tax relating to the election could be payable. Management estimates that the maximum amount of such additional tax is approximately $47 million (plus potential penalties and statutory interest on any additional tax). The tax period ended March 27, 1996, is currently under audit by the State of Louisiana. If the Company receives an assessment from the State, the Company will consider paying the assessed amount to avoid further interest accruals as it contests the assessment. Management believes that the additional tax ultimately paid (if any) will be substantially less than the estimated maximum amount, although no assurance can be given in this regard. The Company and its advisors are continuing to study this situation. Since the law is unclear and the amounts involved could be significant, it may be several years before this matter is resolved.


NOTE 6 - IMPAIRMENT LOSS

During the second quarter of 1998, the Company recorded an impairment loss in accordance with FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" totaling $13.3 million relating to the revaluation of packaging machinery. The fair value of the machines was determined based on expected future lease revenues and potential disposition.

NOTE 7 - DISPOSITION OF BUSINESS

In connection with and following the Merger, the Company decided in 1996 to exit certain businesses and operating activities, including the sale or closure of the Company's last dedicated folding carton converting plant in the United States, located in Kankakee, Illinois, packaging machinery manufacturing plants in Marietta, Georgia and Koln, Germany, a beverage multiple packaging converting plant in Bakersfield, California and the trucking transportation operations in West Monroe, Louisiana, as well as the consolidation and realignment of certain other operations in the United States, Australia and Europe. The cost of exiting these businesses and operating activities was approximately $38.6 million which was accrued during 1996 as a purchase accounting adjustment. These costs related principally to the severance of approximately 750 employees, relocation and other plant closure costs. During the first six months of 1998, $2.3 million was paid out and charged against the accrual and related primarily to severance costs.

On March 12, 1998, the Company entered into an agreement with Carter Holt Harvey ("Carter Holt") for the sale of Riverwood's folding carton business in Australia. Proceeds from the sale totaling $46.7 million were received on March 30, 1998. Under the terms of the agreement for such sale, the Company sold to Carter Holt substantially all of Riverwood's Australian folding carton assets, and Carter Holt assumed certain specified liabilities. The Company retained substantially all of its beverage multiple packaging business in Australia. Under the agreement, Carter Holt agreed to purchase from the Company a portion of its coated board requirements in Australia and to supply beverage cartons to meet the Company's needs for its Australian beverage business.

Net sales applicable to the Australian folding carton business were approximately $65 million for the year ended December 31, 1997. Total net assets applicable to the Australian folding carton business as of December 31, 1997 were approximately $24 million. The Australian folding carton business remained substantially unchanged in 1998 through the date of sale. The Company did not recognize any significant gain or loss on this sale.

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

Under the terms and definitions of the Senior Secured Credit Agreement and the indentures (the "Indentures") for the 1996 Notes and 1997 Notes, certain expenses and costs are excluded from the Company's Income (Loss) from Operations in determining EBITDA (as defined below), including amortization, depreciation or expenses associated with the write-up of inventory, fixed assets and intangible assets in accordance with APB Opinion No. 16, "Business Combinations" ("APB16") and APB Opinion No. 17, "Intangible Assets," collectively referred to as the "Purchased Asset Costs." The Merger was accounted for as a purchase in accordance with APB 16.

During the three months ended June 27, 1998 and June 28, 1997, the Company's Income from Operations included Purchased Asset Costs as follows:

                                         THREE MONTHS ENDED JUNE 27, 1998        THREE MONTHS ENDED JUNE 28, 1997
                                        ----------------------------------      -----------------------------------
                                          Coated    Container-                    Coated     Container-
                                          Board       board        Total          Board        board       Total
                                        ----------  -----------  ---------      ----------  -----------  ----------
(IN THOUSANDS OF DOLLARS)
-------------------------
Cost of sales
  (excluding depreciation expense)      $       38  $        --  $      38      $      376  $        --  $      376
Depreciation expense                         4,558          911      5,469           4,827          911       5,738
Amortization of intangible assets              967           --        967             663           --         663
                                        ----------  -----------  ---------      ----------  -----------  ----------
Net Impact on Income from Operations    $    5,563  $       911  $   6,474      $    5,866  $       911  $    6,777
                                        ==========  ===========  =========      ==========  ===========  ==========



During the six months ended June 27, 1998 and June 28, 1997, the Company's Income from Operations included Purchased Asset Costs as follows:

                                          SIX MONTHS ENDED JUNE 27, 1998          SIX MONTHS ENDED JUNE 28, 1997
                                        ----------------------------------      -----------------------------------
                                          Coated    Container-                    Coated     Container-
                                          Board       board        Total          Board        board       Total
                                        ----------  -----------  ---------      ----------  -----------  ----------
(IN THOUSANDS OF DOLLARS)
-------------------------
Cost of sales
  (excluding depreciation expense)      $      608  $        --  $     608      $      512  $        --  $      512
Depreciation expense                         9,116        1,822     10,938           9,655        1,822      11,477
Amortization of intangible assets            2,235           --      2,235           1,918           --       1,918
                                        ----------  -----------  ---------      ----------  -----------  ----------
Net Impact on Income from Operations    $   11,959  $     1,822  $  13,781      $   12,085  $     1,822  $   13,907
                                        ==========  ===========  =========      ==========  ===========  ==========



GENERAL

The Company reports its results in two business segments: Coated Board and Containerboard. The Coated Board business segment includes the production and sale of coated unbleached kraft paperboard ("CUK Board") for packaging cartons from the paper mills in Macon, Georgia (the "Macon Mill") and in West Monroe, Louisiana (the "West Monroe Mill") and white lined chip board ("WLC") at its paper mill in Norrkoping, Sweden (the "Swedish Mill"), converting operations at facilities in the United States and Europe, and the design, manufacture and installation of packaging machinery related to the assembly of beverage cartons. The Containerboard business segment includes the production and sale of linerboard, corrugating medium and kraft paper from paperboard mills in the United States.

EBITDA is defined as consolidated net income (exclusive of non-cash charges resulting from purchase accounting during the periods subsequent to the Merger) before consolidated interest expense, consolidated income taxes, consolidated depreciation and amortization, and other non-cash charges deducted in determining consolidated net income and extraordinary items and the cumulative effect of accounting changes and earnings of, but including dividends from, non-controlled affiliates, calculated in accordance with definitions in the Senior Secured Credit Agreement and the Indentures, based upon the generally accepted accounting principles at the time of the Merger. EBITDA excludes (i) equity earnings from the Company's investment in Igaras but includes dividends actually received from Igaras and (ii) Purchased Asset Costs resulting from purchase accounting for periods subsequent to the Merger. The Company believes that EBITDA provides useful information regarding the Company's debt service ability, but should not be considered in isolation or as a substitute for the Condensed Consolidated Statements of Operations or cash flow data.

                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                  -------------------------    -----------------------
                                    JUNE 27,      JUNE 28,      JUNE 27,      JUNE 28,
                                      1998          1997          1998          1997
                                  -----------   -----------    -----------   ---------
(IN THOUSANDS OF DOLLARS)
-------------------------
EBITDA (Segment Data):
   Coated Board                   $    65,183   $    47,846    $   113,194   $   92,331
   Containerboard                         441        (4,711)           896      (12,749)
   Corporate                           (1,998)       (3,555)        (4,176)      (6,849)
                                  -----------   -----------    -----------   ----------
EBITDA                            $    63,626   $    39,580    $   109,914   $   72,733
                                  ===========   ===========    ===========   ==========



BUSINESS TRENDS AND INITIATIVES

The Company's cash flow from operations and EBITDA are influenced by sales volume and selling prices for its products and raw material costs, and are affected by a number of significant business, economic and competitive factors. Many of these factors are not within the Company's control. Historically, in the Coated Board business segment, the Company has experienced stable pricing for its integrated beverage carton products, and moderate cyclical pricing for its folding cartonboard, which is principally sold in the open market. The Company's folding cartonboard sales are affected by competition from competitors' CUK Board and other substrates - solid bleached sulfate (SBS), recycled clay coated news (CCN) and, internationally, WLC - as well as by general market conditions. In the Containerboard business segment, conditions in the cyclical worldwide commodity paperboard markets have a substantial impact on the Company's containerboard sales. During the second half of 1997 and the first quarter of 1998, the Company realized improvement in its containerboard selling prices consistent with industry trends.

The Company is pursuing a number of long-term initiatives designed to improve productivity and profitability while continuing to implement its Coated Board business strategy. In June 1997, the Company completed the upgrade of the second Macon Mill paperboard machine to CUK Board production. During the first six months of 1998, the Company produced approximately 87,100 tons of CUK Board and 11,000 tons of linerboard on the second Macon Mill paperboard machine. The Company expects that the second Macon Mill paperboard machine will be able to produce approximately 275,000 tons of CUK Board annually in 18 to 24 months following the June 1997 startup. In addition, the Company has taken actions to increase open market folding cartonboard sales volume, completed a profit center reorganization of its operations, implemented a number of cost saving measures and effected several management changes and, as part of this ongoing reevaluation of current operations and assets, has reduced U.S. staffing in the packaging machinery division by 20%, reduced planned capital expenditures, and begun a Company-wide inventory reduction initiative. As a result of the inventory reduction initiative, inventory decreased by approximately $22 million at June 27, 1998 as compared to June 28, 1997. The Company continues to evaluate its current operations and assets with a view to rationalizing its operations and improving profitability, in particular with respect to its international folding carton businesses, converting assets and strategy.

On March 12, 1998, the Company entered into an agreement with Carter Holt for the sale of its folding carton business in Australia. The proceeds from the sale were received on March 30, 1998. Under the terms of the agreement for such sale, the Company sold to Carter Holt substantially all of its Australian folding carton assets, and Carter Holt assumed certain specified liabilities. The Company retained substantially all of its beverage multiple packaging business in Australia. Under the agreement, Carter Holt agreed to purchase from the Company a portion of its coated board requirements in Australia and to supply beverage cartons to meet the Company's needs for its Australian beverage business. After applying the proceeds of the transaction to repay all outstanding borrowings under its Australian revolving credit facility and to pay transaction-related expenses, the Company reinvested in its business the remaining estimated net proceeds of approximately $27 million (subject to certain post-closing adjustments). The Company does not expect the sale of its Australian folding carton business to significantly impact its 1998 results of operations or EBITDA.

Packaging machinery placements during the first six months of 1998 decreased when compared to the number of packaging machines placed during the first six months of 1997 as the Company continues to shift its mix of packaging machinery placements from the U.S. to international locations. The Company will continue to be more selective in future packaging machinery placements to ensure appropriate returns and, accordingly, expects a reduction of approximately 20% in new packaging machinery placements for the year ended December 31, 1998. Despite the expected reduction in the rate of new packaging machinery placements, the Company expects an increase in beverage cartonboard tonnage in 1998 as the number of packaging machines in service and the cartonboard throughput per machine increases.

In the second quarter of 1998, the Company and the three unions at its Macon Mill signed a new six-year collective bargaining agreement. The new contract is retroactive to January 1, 1998 and runs through December 31, 2003. Work had continued at the Macon Mill under the prior contract that expired on January 1, 1998. The new contract includes industry-average economic increases over six years. This contract also retains language that allows the Company to outsource work and sell mill assets.

OUTLOOK

The Company expects that its 1998 EBITDA will significantly exceed its 1997 EBITDA, although no assurance can be given in this regard. The achievement of this expectation is dependent upon (among other things) a number of profit improvement initiatives, including significantly increasing open market folding cartonboard sales volumes above 1997 levels, selling price improvements for containerboard products, improvements in international converting operations, improving U.S. mill throughput as the successful start-up of the second Macon Mill paper machine continues, and continued cost savings from actions taken to date. The Company anticipates that the most significant improvement in EBITDA in 1998 will result from cost savings from actions taken to date that have reduced expenditures. The Company expects that it will achieve continued sales volume increases in its international beverage and U.S. soft drink carton markets in 1998, while its U.S. beer carton volume will remain relatively flat, consistent with U.S. brewers trading market share, though no assurance can be given that this volume growth will be achieved. The Company also expects to increase global open market folding cartonboard sales volume above 1997 levels. The Company has realized a portion of a price increase announced in the fourth quarter of 1997 for U.S. open market beverage board and folding cartonboard. The Company expects that U.S. open market board prices for SBS and CCN will not increase substantially in 1998. Looking forward, pricing pressures on corrugating medium and linerboard are expected to continue through the remainder of 1998.

RESULTS OF OPERATIONS

The discussion of the Company's results of operations is based on the three months and six months ended June 27, 1998 compared to the three months and six months ended June 28, 1997, respectively, including the net effects of Purchased Asset Costs in each period. In all previous reports filed subsequent to the Merger and prior to the first quarter of 1998, results of operations were provided on a pro forma basis exclusive of the net effects of Purchased Asset Costs in order to present the Company's results of operations on a basis comparable to those of the Predecessor. Accordingly, the three and six months ended June 28, 1997, have been restated to include Purchased Asset Costs.

                                                  Three Months Ended                            Six Months Ended
                                         -------------------------------------       --------------------------------------
                                                      % Increase                                   % Increase
                                                      (Decrease)                                   (Decrease)
                                         June 27,     From Prior      June 28,       June 27,      From Prior      June 28,
(IN THOUSANDS OF DOLLARS)                  1998         Period          1997          1998           Period          1997
                                         --------     ----------      --------       --------      ----------      --------
Net Sales (Segment Data):
  Coated Board                           $289,340            6.4%     $272,018       $531,229             3.7%     $512,128
  Containerboard                           16,635          (24.4)       22,016         40,181           (18.2)       49,094
                                         --------                     --------       --------                      --------
Net Sales                                 305,975            4.1       294,034        571,410             1.8       561,222
Cost of Sales                             249,722           (3.5)      258,725        477,684            (3.3)      493,934
                                         --------                     --------       --------                      --------
Gross Profit                               56,253           59.3        35,309         93,726            39.3        67,288
Selling, General and Administrative        27,383          (14.6)       32,057         54,381           (11.2)       61,264
Research, Development and
 Engineering                                1,453           73.2           839          3,190            26.2         2,528
Impairment Loss                            13,342            N/A            --         13,342             N/A            --
Other Expenses, net                         3,768           73.8         2,168          5,260             5.4         4,990
                                         --------                     --------       --------                      --------
Income (Loss) from Operations            $ 10,307            N/A      $    245       $ 17,553             N/A      $ (1,494)
                                         ========                     ========       ========                      ========

Income (Loss) from Operations
 (Segment Data):
  Coated Board*                          $ 17,398           (9.9)%    $ 19,307       $ 33,970            (3.2)%    $ 35,086
  Containerboard                           (2,711)          78.4       (12,532)        (7,331)           71.3       (25,538)
  Corporate                                (4,380)          32.9        (6,530)        (9,086)           17.7       (11,042)
                                         --------                     --------       --------                      --------
  Income (Loss) from Operations          $ 10,307            N/A      $    245       $ 17,553             N/A      $ (1,494)
                                         ========                     ========       ========                      ========

* Included in Income from Operations for Coated Board is an impairment loss of $13.3 million taken in the second quarter of 1998.


PAPERBOARD SHIPMENTS

The following represents shipments of coated board and containerboard to outside customers. Shipments of coated board represent sales to customers of beverage carrierboard, folding cartonboard and WLC (other than from the Swedish
Mill). Shipments from the Swedish Mill represent sales to customers of WLC produced at the Swedish Mill. Shipments of containerboard represent sales to customers of linerboard, corrugating medium and kraft paper. Total shipments for the three and six months ended June 27, 1998 and June 28, 1997 were as follows:

                             THREE MONTHS ENDED          SIX MONTHS ENDED
                            ---------------------     ---------------------
                            JUNE 27,     JUNE 28,     JUNE 27,     JUNE 28,
                              1998         1997         1998         1997
(IN THOUSANDS OF TONS)      --------     --------     --------     --------
----------------------

Coated Board                   281.4        240.6        511.4        455.8

Swedish Mill                    37.0         36.9         69.6         68.9

Containerboard                  55.0         96.8        136.9        205.4
                            --------     --------     --------     --------
                               373.4        374.3        717.9        730.1
                            ========     ========     ========     ========

SECOND QUARTER 1998 COMPARED WITH SECOND QUARTER 1997


NET SALES

Principally as a result of the factors described below, the Company's Net Sales in the second quarter of 1998 increased by $11.9 million, or 4.1 percent, compared with the second quarter of 1997. Net Sales in the Coated Board business segment increased $17.3 million, or 6.4 percent, in the second quarter of 1998 to $289.3 million from $272.0 million in the second quarter of 1997, due primarily to increased sales volumes in U.S. and international beverage and U.S. folding cartonboard markets, as well as slightly improved pricing in U.S. beverage and U.S. folding cartonboard markets, substantially offset by the negative impact of the strengthening of the U.S. dollar on net sales in its international beverage and international folding cartonboard markets and lower sales volumes in its international folding cartonboard markets, as well as an unfavorable shift in product mix in international folding cartonboard markets. Net Sales in the Containerboard business segment decreased $5.4 million, or
24.4 percent, in the second quarter of 1998, to $16.6 million from $22.0 million in the second quarter of 1997, due principally to a continued reduction in linerboard production in favor of coated board production offset somewhat by higher shipments of corrugating medium and bag kraft and improved selling prices in the linerboard and medium markets as compared to the second quarter of 1997.

GROSS PROFIT

Primarily as a result of the factors discussed below, the Company's Gross Profit for the second quarter of 1998 increased $20.9 million, or 59.3 percent, to $56.3 million from $35.3 million in the second quarter of 1997. The Company's gross profit margin increased to 18.4 percent for the second quarter of 1998 from 12.0 percent in the second quarter of 1997. In the Containerboard business segment, Gross Profit increased $9.9 million to a loss of $1.3 million in the second quarter of 1998 as compared to a loss of $11.2 million in the second quarter of 1997, due principally to improved selling prices of medium and overall cost reductions. Gross profit in the Coated Board business segment increased by $10.9 million, or 23.2 percent, to $58.0 million in the second quarter of 1998 as compared to $47.1 million in the second quarter of 1997, while the segment's gross profit margin increased to 20.1 percent in the second quarter of 1998 from 17.3 percent in the second quarter of 1997. These increases in the Coated Board business segment gross profit and gross profit margin resulted principally from improved selling prices in U.S. beverage and U.S. folding cartonboard markets and overall cost reductions offset by the negative impact of the strengthening of the U.S. dollar on the Company's international beverage and folding cartonboard markets.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, General and Administrative expenses decreased $4.7 million, or 14.6 percent, to $27.4 million in the second quarter of 1998 as compared to $32.1 million in the second quarter of 1997. This decrease was due primarily to the Company's cost reduction initiatives that began in early 1997, offset somewhat by incremental costs relating to the implementation of a new computerized information system (see "-- Upgrade of Information Systems and Year 2000 Compliance"). As a percentage of Net Sales, Selling, General and Administrative expenses decreased to 8.9 percent in the second quarter of 1998 from 10.9 percent in the same period of 1997.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, Development and Engineering expenses increased $0.6 million to $1.5 million in the second quarter of 1998 from $0.8 million in the second quarter of 1997 due to a lower level of packaging machinery costs being deferred in the second quarter of 1998 as compared with the second quarter of 1997 resulting from the timing and nature of packaging machinery under development.

IMPAIRMENT LOSS

The Company recorded an impairment loss of $13.3 million in the second quarter of 1998 due to a write-down of packaging machines, recorded in accordance with FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (FAS 121). The fair value of the machines was determined based on expected future lease revenues and potential disposition.

OTHER EXPENSES, NET

Other Expenses, net, increased by $1.6 million to $3.8 million in the second quarter of 1998 due primarily to hedging activity losses, inventory adjustments and certain litigation related charges.

INCOME (LOSS) FROM OPERATIONS

Primarily as a result of the above factors, the Company's Income from Operations in the second quarter of 1998 increased by $10.1 million, to $10.3 million from $0.2 million in the second quarter of 1997, while operating margin as a percent of Net Sales increased to 3.4 percent from 0.1 percent. (Loss) from Operations in the Containerboard business segment increased $9.8 million to a loss of $2.7 million in the second quarter of 1998 from a (Loss) from Operations of $12.5 million in the second quarter of 1997, primarily as a result of the factors described above. Income from Operations in the Coated Board business segment decreased $1.9 million, or 9.9 percent, to $17.4 million in the second quarter of 1998 from $19.3 million in the second quarter of 1997, while operating margin as a percent of Net Sales decreased to 6.0 percent from
7.1 percent for the same periods, primarily as a result of the write-down of packaging machines as well as the factors described above.

U.S. DOLLAR CURRENCY EXCHANGE RATES

Fluctuations in U.S. dollar currency exchange rates did impact Net Sales, Gross Profit, and Income from Operations as described above. However, these fluctuations did not have a significant impact on operating expenses of the Company during the second quarter of 1998 as compared to the same period of 1997.


FIRST SIX MONTHS 1998 COMPARED WITH FIRST SIX MONTHS 1997

NET SALES

Principally as a result of the factors described below, the Company's Net Sales in the first six months of 1998 increased by $10.2 million, or 1.8 percent, compared with the first six months of 1997. Net Sales in the Coated Board business segment increased $19.1 million, or 3.7 percent, in the first six months of 1998 to $531.2 million from $512.1 million in the first six months of 1997, due primarily to increased sales volumes in U.S. and international beverage and U.S. folding cartonboard markets, as well as slightly improved pricing in U.S. beverage markets, substantially offset by the negative impact of the strengthening of the U.S. dollar on net sales in its international beverage and international folding cartonboard markets as well as an unfavorable shift in product mix in international folding cartonboard markets. Net Sales in the Containerboard business segment decreased $8.9 million, or
18.2 percent, in the first six months of 1998, to $40.2 million from $49.1 million in the first six months of 1997, due principally to a continued reduction in linerboard production in favor of coated board production offset somewhat by higher shipments of corrugating medium and bag kraft and improved selling prices in the medium and linerboard markets as compared to the first six months of 1997.

GROSS PROFIT

Primarily as a result of the factors discussed below, the Company's Gross Profit for the first six months of 1998 increased $26.4 million, or 39.3 percent, to $93.7 million from $67.3 million in the first six months of 1997. The Company's gross profit margin increased to 16.4 percent for the first six months of 1998 from 12.0 percent in the first six months of 1997. In the Containerboard business segment, Gross Profit increased $18.1 million to a loss of $4.5 million in the first six months of 1998 as compared to a loss of $22.6 million in the first six months of 1997, due principally to improved selling prices of linerboard and medium and overall cost reductions. Gross profit in the Coated Board business segment increased by $8.1 million, or 8.9 percent, to $99.2 million in the first six months of 1998 as compared to $91.1 million in the first six months of 1997, while the segment's gross profit margin increased to 18.7 percent in the first six months of 1998 from 17.8 percent in the first six months of 1997. These increases in the Coated Board business segment gross profit and gross profit margin resulted principally from improved selling prices in U.S. beverage markets and overall cost reductions offset by the negative impact of the strenghthening of the U.S. dollar on the Company's international beverage and folding cartonboard markets.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, General and Administrative expenses decreased $6.9 million, or 11.2 percent, to $54.4 million in the first six months of 1998 as compared to $61.3 million in the first six months of 1997. This decrease was due primarily to the Company's cost reduction initiatives that began in early 1997, offset somewhat by incremental costs relating to the implementation of a new computerized information system (see "-- Upgrade of Information Systems and Year 2000 Compliance"). As a percentage of Net Sales, Selling, General and Administrative expenses decreased to 9.5 percent in the first six months of 1998 from 10.9 percent in the same period of 1997.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, Development and Engineering expenses increased $0.7 million to $3.2 million for the first six months of 1998.

IMPAIRMENT LOSS

The Company recorded an impairment loss of $13.3 million in the first six months of 1998 due to a write-down of packaging machines recorded in accordance with FAS 121. The fair value of the machines was determined based on expected future lease revenues and potential disposition.

OTHER EXPENSES, NET

Other Expenses, net, increased by $0.3 million to $5.3 million for the first six months of 1998.

INCOME (LOSS) FROM OPERATIONS

Primarily as a result of the above factors, the Company's Income from Operations in the first six months of 1998 increased by $19.1 million to $17.6 million from a loss of $1.5 million in the first six months of 1997, while operating margin as a percent of Net Sales was 3.1 percent. (Loss) from Operations in the Containerboard business segment increased $18.2 million to a loss of $7.3 million in the first six months of 1998 from a (Loss) from Operations of $25.5 million in the first six months of 1997, primarily as a result of the factors described above. Income from Operations in the Coated Board business segment decreased $1.1 million, or 3.2 percent, to $34.0 million in the first six months of 1998 from $35.1 million in the first six months of 1997, while operating margin as a percent of Net Sales decreased to 6.4 percent from 6.9 percent for the same periods, primarily as a result of the write-down of packaging machines as well as the factors described above.

U.S. DOLLAR CURRENCY EXCHANGE RATES

Fluctuations in U.S. dollar currency exchange rates did impact Net Sales, Gross Profit, and Income from Operations as described above. However, these fluctuations did not have a significant impact on operating expenses of the Company during the first six months of 1998 as compared to the same period of 1997.



INTEREST INCOME, INTEREST EXPENSE, INCOME TAXES AND EQUITY IN NET EARNINGS OF AFFILIATES

INTEREST INCOME

Interest Income increased $0.4 million from the first six months of 1997 to $0.7 million in the first six months of 1998, primarily as a result of higher average balances of cash and equivalents in 1998 as compared to 1997.

INTEREST EXPENSE

Interest Expense increased $8.0 million to $89.0 million in the first six months of 1998 from $80.9 million in the first six months of 1997. The increase related principally to an increase of debt levels resulting from capital expenditure funding throughout 1997 as well as a shift in existing debt toward higher coupon debt.

INCOME TAX EXPENSE

During the first six months of 1998, the Company recognized an income tax expense of $2.0 million on a (Loss) before Income Taxes and Equity in Net Earnings of Affiliates of $70.7 million. During the first six months of 1997, the Company recognized an income tax expense of $2.7 million on a (Loss) before Income Taxes and Equity in Net Earnings of Affiliates of $82.2 million. The 1998 and 1997 expense differed from the statutory federal income tax rate because of valuation allowances established on net operating loss carryforward tax assets in the U.S. and certain international locations where the realization of benefits is uncertain. Net cash refunds from income taxes during the first six months of 1998 were $3.8 million relating principally to the Merger.

EQUITY IN NET EARNINGS OF AFFILIATES

Equity in Net Earnings of Affiliates is comprised primarily of the Company's equity in net earnings of Igaras, an integrated containerboard producer located in Brazil, which produces linerboard, corrugating medium, corrugated boxes and beverage cartons, and is accounted for using the equity method of accounting. Equity in Net Earnings of Affiliates decreased $3.5 million to $5.0 million in the first six months of 1998 from $8.5 million in the first six months of 1997, resulting primarily from additional expenses incurred by Igaras relating to the purchase of three additional facilities during the first quarter.

During the first six months of 1998 and the first six months of 1997, the Company received dividends from Igaras of $1.6 million and $0.9 million, respectively, net of taxes of $0.3 million and $0.2 million, respectively. The Company received net dividends from its affiliates other than Igaras, that are accounted for using the equity method of accounting, totaling nil and $0.8 million in the first six months of 1998 and 1997, respectively.


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

CASH FLOWS

Cash and equivalents decreased by approximately $3.8 million in the first six months of 1998 primarily as a result of $49.1 million of net cash used in financing activities offset by $31.0 million of net cash provided by investing activities and $14.5 million of net cash provided by operating activities, respectively. Cash provided by investing activities related principally to proceeds of $46.7 million from the sale of the Australian folding carton business. Depreciation and amortization during the first six months of 1998 totaled approximately $70.8 million, and is expected to be approximately $145 million for fiscal 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise primarily from debt service on the substantial indebtedness incurred in connection with the Merger and from the funding of its capital expenditures. As of June 27, 1998, the Company had outstanding approximately $1,703 million of long-term debt, consisting primarily of $650 million aggregate principal amount of the 1996 Notes, $250 million of the 1997 Notes, $643 million outstanding under the Term Loan Facility and additional amounts under the Revolving Facility, the Machinery Facility and other debt issues and facilities. During the first six months of 1998, the Company had a net decrease in borrowings of approximately $48.2 million. Approximately $21.8 million of the net reduction related to a permanent reduction of the Australian facility.

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

The Revolving Facility will mature in March 2003 and the Machinery Facility will mature in March 2001, with all amounts then outstanding becoming due. The Company expects that its working capital and business needs will require it to continue to have access to these or similar revolving credit facilities after their respective maturity dates, and that the Company accordingly will have to extend, renew, replace or otherwise refinance such facilities at or prior to such dates. No assurance can be given that it will be able to do so. The loans under the Facilities bear interest at floating rates based upon the interest rate option elected by the Company. The Tranche A term loans, Tranche B term loans and Tranche C term loans under the Term Loan Facility bore interest as of June 27, 1998 at an average rate per annum of 8.6 percent. The Senior Notes, the 1997 Notes and the Senior Subordinated Notes bear interest at rates of 10 1/4 percent, 10 5/8 percent and 10 7/8 percent, respectively. Interest expense in 1998 is expected to be approximately $180 to $185 million, including approximately $10 million of non-cash amortization of deferred debt issuance costs. During the first six months of 1998, cash paid for interest was approximately $81.3 million.

The Company uses interest rate swap agreements to fix or cap a portion of its variable rate Term Loan Facility to a fixed rate in order to reduce the impact of interest rate changes on future income. The difference to be paid or received under these agreements is recognized as an adjustment to interest expense related to that debt. At June 27, 1998, the Company had interest rate swap agreements (with a notional amount of $200 million) under which the Company will pay fixed rates of 5.875 percent to
6.3750 percent and receive three-month LIBOR.

COVENANT RESTRICTIONS

The Credit Agreements impose restrictions on the Company's ability to make capital expenditures and both the Credit Agreements and the Indentures governing the 1996 Notes and the 1997 Notes limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, meet its capital spending program, provide for unanticipated capital investments or take advantage of business opportunities. The covenants contained in the Credit Agreements also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, repay the relevant 1996 Notes or the 1997 Notes, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with affiliates, and otherwise restrict corporate activities. The covenants contained in the Indentures also impose restrictions on the operation of the Company's business. At June 27, 1998, the Company was in compliance with the financial covenants in the Credit Agreements.

CAPITAL EXPENDITURES

Capital spending for the first six months of 1998 was approximately $14.5 million. Capital spending during this period related primarily to increasing paper production efficiencies, manufacturing packaging machinery and upgrading the Company's information systems. Total capital spending for fiscal 1998 is expected to be no more than $75 million, and is expected to relate principally to maintenance, environmental and productivity improvement projects, the production of packaging machinery and the planned upgrading of the Company's information systems (which is expected to cost up to approximately $30 million through 1999). See "--Upgrade of Information Systems and Year 2000 Compliance".

FINANCING SOURCES AND CASH FLOWS

At June 27, 1998, the Company and its U.S. and international subsidiaries had the following amounts of commitments, amounts outstanding and amounts available under revolving credit facilities:

                              TOTAL AMOUNT         TOTAL AMOUNT             TOTAL AMOUNT
                                  OF                OUTSTANDING             AVAILABLE AT
                              COMMITMENTS          JUNE 27, 1998           JUNE 27, 1998
                              ------------         -------------           -------------
(IN THOUSANDS OF DOLLARS)
-------------------------
Revolving Facility            $    400,000         $     127,000           $     273,000
Machinery Facility                 140,000                16,000                  35,000
International Facilities            21,765                 8,472                  13,292
                              ------------         -------------           -------------
                              $    561,765         $     151,472           $     321,292
                              ============         =============           =============


The Company applied $21.8 million of the proceeds from the sale of the Australian folding carton business to repay all outstanding borrowings under its Australian facility during the second quarter.

The Machinery Facility is limited by a borrowing base. Undrawn Revolving Facility availability is expected to be used to meet future working capital and other business needs of the Company. The Company anticipates pursuing additional working capital financing for its foreign operations as necessary.

As described above, the Company has substantial liquidity, but anticipates additional borrowings under the Revolving Facility throughout the remainder of 1998. The Company believes that cash generated from operations, together with amounts available under its Revolving Facility, the Machinery Facility and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs until the maturity of the Revolving Facility (assuming extension or refinancing of the Machinery Facility at its earlier maturity), although no assurance can be given in this regard. The Company's future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see "--Covenant Restrictions"), will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control and will be substantially dependent on the selling prices for the Company's products and the Company's ability to successfully implement its overall business and profitability strategies. See "- Business Trends and Initiatives" and "-Outlook."

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

In late 1995, the DEQ notified the Company that the Company's predecessor ( the "Predecessor") may be liable for the remediation of hazardous substances at a wood treatment site in Shreveport, Louisiana, that the Predecessor or its predecessor previously operated, and at a former oil refinery site in Caddo Parish, Louisiana that the Company currently owns. Neither the Company nor the Predecessor ever operated the oil refinery. In response to the DEQ, the Company has provided additional information concerning these sites and has commenced its own evaluation of any claims and remediation liabilities for which it may be responsible. The Company received a letter from the DEQ dated May 20, 1996, requesting a plan for soil and groundwater sampling of the wood treatment site. The soil and groundwater sampling will be completed in late 1998. On September 6, 1996, the Company received from the DEQ a letter requesting remediation of the former oil refinery site in Caddo Parish, Louisiana. Ongoing discussions with the DEQ continue regarding the participation of other responsible parties in any clean-up of hazardous substances at both of these sites.

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

On December 6, 1995, Forrest Kelly Clay, a former shareholder of the Predecessor, commenced a purported class action lawsuit in the United States District Court for the Northern District of Georgia, against the Company and certain officials of the Company. In his complaint, Clay alleges that the Defendants violated the federal securities laws by disseminating misleading statements and by omissions concerning the strategic alternatives that the Predecessor was considering, including its potential sale to a third-party investor. The complaint also alleged that the Individual Defendants, through their exercise of SARs, violated the federal securities laws by trading in the Predecessor's securities while in possession of material, non-public information. The complaint generally seeks damages in an unspecified amount, as well as other relief. On June 2, 1997, the court granted Defendants' Motion for Summary Judgment and dismissed the action in its entirety. The court based its ruling on the fact that (i) none of the statements attributable to the Company concerning its review of strategic alternatives was false and (ii) there is no causal relationship between plaintiff's purchase of Riverwood common stock and the Individual Defendants' exercise of SARs. Plaintiff filed his Notice of Appeal to the United States Court of Appeals for the Eleventh Circuit on June 5, 1997. All of the briefs have been submitted to the court and oral argument was held on February 13, 1998.

UPGRADE OF INFORMATION SYSTEMS AND YEAR 2000 COMPLIANCE

The Company has begun to upgrade its information systems through an initiative expected to cost up to approximately $30 million to be spent through 1999. When the upgrade is complete, the Company expects a major improvement in its information systems and business processes. This initiative will utilize both internal and external resources. Total spending on this project during the first six months of 1998 totaled approximately $4.8 million of which $3.4 million was capitalized.

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

TAX MATTER RELATING TO THE MERGER

In connection with the Merger, the former majority owner of the Company agreed to bear the cost of a Section 338(h)(10) election for U.S. federal tax purposes and for purposes of state taxes for which the former majority owner and the Company filed returns on a combined basis. The Company agreed to bear the cost of this election for the purposes of other state taxes ("stand-alone taxes"), including Louisiana income tax. During 1997, the Company paid $27.5 million in estimated Louisiana stand-alone taxes relating to the election. The Company's calculation of its Louisiana tax was based on state law in effect at the time of the Merger, including a 1993 amendment. In May 1997, the Louisiana Supreme Court declared the 1993 amendment to be void under the Louisiana Constitution, retroactive to 1993. It is possible that the voiding of the 1993 amendment could result in the Company being required to pay significant additional Louisiana income tax relating to the election (plus potential penalties and statutory interest on the additional taxes). After consultation with Louisiana tax counsel, the Company filed its Louisiana income tax return for the period ended March 27, 1996 in reliance on the Louisiana tax law in effect at the time of the Merger, without the payment of any additional tax due to the voiding of the 1993 amendment. There can be no assurance, however, that the Company would ultimately prevail on this issue if Louisiana were to challenge such filing position. If the Company were not to prevail in such a challenge, significant additional Louisiana income tax relating to the election could be payable. Management estimates that the maximum amount of such additional tax is approximately $47 million (plus potential penalties and statutory interest on any additional tax). The tax period ended March 27, 1996, is currently under audit by the State of Louisiana. If the Company receives an assessment from the State, the Company will consider paying the assessed amount to avoid further interest accruals as it contests the assessment. Management believes that the additional tax ultimately paid (if any) will be substantially less than the estimated maximum amount, although no assurance can be given in this regard. The Company and its advisors are continuing to study this situation. Since the law is unclear and the amounts involved could be significant, it may be several years before this matter is resolved.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in "- Business Trends and Initiatives" concerning (a) the improvements which the Company's long-term initiatives, including, without limitation, its profit center reorganization, are designed to achieve, (b) the Company's expectation that the second Macon Mill paper machine will produce approximately 275,000 tons of CUK Board annually in 18 to 24 months following the June 1997 start-up and (c) the Company's expectation that beverage cartonboard tonnage will increase in 1998 despite expected reduction in new packaging machinery placements; (ii) the statements in "-Outlook" concerning (a) the Company's expectation that its 1998 EBITDA will significantly exceed its 1997 EBITDA as well as each of the factors which the Company believes support such expectation, (b) the Company's expectations that it will achieve continued sales volume increases in its international beverage and U.S. soft drink carton markets in 1998, while its U.S. beer carton volume will remain relatively flat, (c) the Company's expectation that global open market folding cartonboard sales volumes will increase above 1997 levels and (d) the Company's expectation that U.S. open market board prices for SBS and CUK Board will not increase substantially in 1998; (iii) the statements in "Financial Condition, Liquidity and Capital Resources" concerning (a) the Company's expectation that total capital spending for 1998 will be no more than $75 million and that the planned upgrading of the Company's information systems will cost up to $30 million (and its belief that the Company will achieve Year 2000 compliance by June 1999), (b) the Company's belief that cash generated from operations, together with amounts available under financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs until the maturity of the Revolving Facility (assuming extension or refinancing of the Machinery Facility at its earlier maturity), (c) the Company's expectations with respect to capital spending that may be required to comply with the cluster rules and that, based on current knowledge, environmental costs are not expected to have a material impact on the results of operations, cash flows or financial condition of the Company and (d) the Company's belief and estimates in respect of certain Louisiana income tax matters relating to the Section 338(h)(10) election, including, without limitation, management's belief that additional tax ultimately paid (if any) would be substantially less than $47 million and (iv) other statements as to the Company's expectation and beliefs presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The important factors described elsewhere in this report (including, without limitation, those discussed in "- Financial Condition, Liquidity and Capital Resources - Liquidity and Capital Resources - Environmental and Legal Matters" and "- Tax Matters Relating to the Merger"), the Company's Report on Form 10-K for the year ended December 31, 1997, or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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

ACCOUNTING CHANGES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 established accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not determined the impact that SFAS No. 133 will have on its financial statements.

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

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The Company does not believe that the impact of SOP 98-5 will have a material impact on its financial statements.

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

     Not applicable

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            RIVERWOOD HOLDING, INC.

                                        --------------------------------------
                                            (Registrant)



Date:    August 5, 1998                 By:   /s/   Bill H. Chastain

                                        --------------------------------------
                                                    Bill H. Chastain
                                                    Secretary


Date:    August 5, 1998                 By:   /s/   Thomas M. Gannon

                                        --------------------------------------
                                                    Thomas M. Gannon
                                                    Senior Vice President and
                                                    Chief Financial Officer