Form 10-Q
period 1998-09-26
RIVERWOOD HOLDING INC
filed 1998-11-06
CIK 886239

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 26, 1998

                                       OR

           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from           to
                                           ---------    ---------

         Commission file number 1-11113

                             RIVERWOOD HOLDING, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                        58-2205241
-------------------------------                        -------------------
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

Yes       X           No
   --------------       -------------

         At November 7, 1998 there were 7,062,050 shares and 500,000 shares of the registrant's Class A and Class B common stock, respectively, outstanding.

                          PART I. FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS



























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

                          RIVERWOOD HOLDING, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In thousands of dollars)

                                                                 SEPTEMBER 26,      DECEMBER 31,
                                                                     1998               1997
                                                                 -------------      ------------
                                                                  (UNAUDITED)
ASSETS
Current Assets:
    Cash and equivalents                                          $    15,227       $    15,751
    Receivables, net of allowances                                    162,067           151,554
    Inventories                                                       154,752           174,498
    Prepaid expenses                                                    7,753            10,451
                                                                  -----------       -----------
Total Current Assets                                                  339,799           352,254

Property, Plant and Equipment, net of accumulated
      depreciation of $276,238 in 1998 and $205,527 in 1997         1,511,486         1,644,835
Investments in Net Assets of Equity Affiliates                        148,173           141,690
Goodwill, net of accumulated amortization of $19,758 in 1998
      and $13,475 in 1997                                             298,165           304,448
Other Assets                                                          157,325           162,958
                                                                  -----------       -----------
Total Assets                                                      $ 2,454,948       $ 2,606,185
                                                                  ===========       ===========

LIABILITIES
Current Liabilities:
    Short-term debt                                               $    17,090       $    44,330
    Accounts payable and other accrued liabilities                    266,655           269,987
                                                                  -----------       -----------
Total Current Liabilities                                             283,745           314,317

Long-Term Debt, less current portion                                1,670,933         1,712,944
Other Noncurrent Liabilities                                           97,830            93,445
                                                                  -----------       -----------
Total Liabilities                                                   2,052,508         2,120,706
                                                                  -----------       -----------

Contingencies and Commitments (Note 5)

Redeemable Common Stock, at current redemption value                    5,152             6,045
                                                                  -----------       -----------

SHAREHOLDERS' EQUITY
Nonredeemable Common Stock                                                 75                75
Capital in Excess of Par Value                                        751,153           751,153
(Accumulated Deficit)                                                (336,487)         (257,609)
Cumulative Currency Translation Adjustment                            (17,453)          (14,185)
                                                                  -----------       -----------
Total Shareholders' Equity                                            397,288           479,434
                                                                  -----------       -----------
Total Liabilities and Shareholders' Equity                        $ 2,454,948       $ 2,606,185
                                                                  ===========       ===========


See Notes to Condensed Consolidated Financial Statements.

                             RIVERWOOD HOLDING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                            (In thousands of dollars)
                                   (unaudited)




                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                ----------------------------   ------------------------------
                                                SEPTEMBER 26,  SEPTEMBER 27,   SEPTEMBER 26,    SEPTEMBER 27,
                                                    1998           1997            1998             1997
                                                -------------  -------------   -------------    -------------
Net Sales                                        $ 292,766       $ 284,875       $ 864,176       $ 846,097
Cost of Sales                                      236,390         245,611         714,074         739,545
Selling, General and Administrative                 28,913          29,154          83,294          90,417
Research, Development and Engineering                  980           1,062           4,170           3,590
Impairment Loss                                          -               -          13,342               -
Other (Income) Expenses, net                           (92)          1,533           5,168           6,523
                                                 ---------       ---------       ---------       ---------


Income from Operations                              26,575           7,515          44,128           6,022
Interest Income                                        291             598             958             816
Interest Expense                                    43,554          43,812         132,509         124,743
                                                 ---------       ---------       ---------       ---------

(Loss) before Income Taxes and Equity in
   Net Earnings of Affiliates                      (16,688)        (35,699)        (87,423)       (117,905)
Income Tax (Benefit) Expense                        (1,864)          1,612             167           4,341
                                                 ---------       ---------       ---------       ---------

(Loss) before Equity in Net Earnings
   of Affiliates                                   (14,824)        (37,311)        (87,590)       (122,246)
Equity in Net Earnings of Affiliates                 3,699           5,230           8,712          13,695
                                                 ---------       ---------       ---------       ---------

(Loss) before Extraordinary Item                   (11,125)        (32,081)        (78,878)       (108,551)
Extraordinary Loss on Early Extinguishment
   of Debt, net of tax of $0                             -           2,463               -           2,463
                                                 ---------       ---------       ---------       ---------

Net (Loss)                                       $ (11,125)      $ (34,544)      $ (78,878)      $(111,014)
                                                 ---------       ---------       ---------       ---------

Other comprehensive income, net of tax:
   Foreign currency translation adjustments         (1,259)         (3,145)         (3,268)        (21,017)
                                                 ---------       ---------       ---------       ---------

Comprehensive (Loss)                             $ (12,384)      $ (37,689)      $ (82,146)      $(132,031)
                                                 =========       =========       =========       =========


See Notes to Condensed Consolidated Financial Statements.

                             RIVERWOOD HOLDING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                   (unaudited)


                                                                        NINE MONTHS ENDED
                                                                  -------------------------------
                                                                  SEPTEMBER 26,     SEPTEMBER 27,
                                                                      1998              1997
                                                                  -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)                                                        $   (78,878)      $  (111,014)
Noncash Items Included in Net (Loss):
     Depreciation and amortization                                    105,346           100,219
     Deferred income taxes                                                (29)            4,206
     Impairment loss                                                   13,342                 -
     Pension, postemployment and postretirement benefits,
        net of benefits paid                                            1,773             3,723
     Equity in net earnings of affiliates, net of dividends            (6,185)          (10,978)
     Extraordinary loss on early extinguishment of debt, net                -             2,463
     Amortization of deferred debt issuance costs                       7,600             9,111
     Other, net                                                            97               589
(Increase) Decrease in Current Assets:
     Receivables                                                      (21,801)            9,984
     Inventories                                                        8,343             9,769
     Prepaid expenses                                                   2,437            (2,095)
Increase in Current Liabilities:
     Accounts payable and other accrued liabilities                     1,770            20,450
Increase (Decrease) in Other Noncurrent Liabilities                     5,200            (7,635)
                                                                  -----------       -----------
Net Cash Provided by Operating Activities                              39,015            28,792
                                                                  -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property, Plant and Equipment                            (21,980)         (126,893)
Payment of Merger Costs                                                     -           (34,410)
Proceeds from Sale of Assets                                           50,755             7,478
Proceeds from Tax Matters Settlement                                        -            16,800
Decrease (Increase) in Other Assets                                       648            (9,304)
                                                                  -----------       -----------
Net Cash Provided By (Used in) Investing Activities                    29,423          (146,329)
                                                                  -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of Redeemable Common Stock                                   (893)             (510)
Issuance of Debt                                                            -           250,000
Increase in Debt Issuance Costs                                             -            (7,746)
Net Decrease in Revolving Credit Facilities                           (57,189)          (18,718)
Payments on Debt                                                      (11,729)         (108,227)
                                                                  -----------       -----------
Net Cash (Used in) Provided by Financing Activities                   (69,811)          114,799
                                                                  -----------       -----------
Effect of Exchange Rate Changes on Cash                                   849            (2,066)
                                                                  -----------       -----------
Net (Decrease) in Cash and Equivalents                                   (524)           (4,804)
Cash and Equivalents at Beginning of Period                            15,751            17,357
                                                                  -----------       -----------
Cash and Equivalents at End of Period                             $    15,227       $    12,553
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


NOTE 3 - INVENTORIES

The major classes of inventories were as follows:


(IN THOUSANDS OF DOLLARS)              SEPTEMBER 26, 1998  DECEMBER 31, 1997
                                       ------------------  -----------------
Finished goods                               $ 63,219      $ 66,559
Work in-process                                14,370        11,173
Raw materials                                  46,166        65,030
Supplies                                       30,997        31,736
                                             --------      --------
Total                                        $154,752      $174,498
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

The following represents the summarized income statement information for Igaras, of which the Company recognizes 50 percent in its results of operations:





                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                ------------------------------     ------------------------------
                                SEPTEMBER 26,    SEPTEMBER 27,     SEPTEMBER 26,    SEPTEMBER 27,
                                    1998             1997              1998             1997
                                -------------    -------------     -------------    -------------
(In thousands of dollars)
Net Sales                          $63,494          $60,579          $190,715          $175,667
Cost of Sales                       50,722           42,062           148,526           122,427
                                   -------          -------          --------          --------

Gross Profit                       $12,772          $18,517          $ 42,189          $ 53,240
                                   =======          =======          ========          ========

Income from Operations             $ 5,854          $12,589          $ 20,900          $ 35,334
                                   =======          =======          ========          ========

Net Income                         $ 3,964          $ 9,765          $ 12,726          $ 25,847
                                   =======          =======          ========          ========


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

The Company is engaged in environmental remediation projects for certain properties currently owned or operated by the Company and certain properties divested by the Company for which responsibility was retained for pre-existing conditions. Certain of these projects are being carried out under federal and state statutes, such as the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"). The Company's costs in some instances cannot be reliably estimated until the remediation process is substantially underway. To address these contingent environmental costs, the Company has accrued reserves when such costs are probable and can be reasonably estimated. The Company believes that, based on current information and regulatory requirements, the accruals established by the Company for environmental expenditures are adequate. Based on current knowledge, to the extent that additional costs may be incurred that exceed the accrued reserves, such amounts are not expected to have a material impact on the results of operations, cash flows or financial condition of the Company, although no assurance can be given that material costs will not be incurred in connection with clean-up activities at these properties, including the Shreveport and Caddo Parish sites referred to above.

The Company is a party to a number of lawsuits arising out of the ordinary conduct of its business. While there can be no assurance as to their ultimate outcome, the Company does not believe that these lawsuits will have a material impact on the results of operations, cash flows or financial condition of the Company.

On December 6, 1995, Forrest Kelly Clay, a former shareholder of the Predecessor, commenced a purported class action lawsuit in the United States District Court for the Northern District of Georgia, against the Company and certain officials of the Company (the "Individual Defendants," and together with the Company, the "Defendants"). In his complaint, Clay alleged that the Defendants violated the federal securities laws by disseminating misleading statements and by omissions concerning the strategic alternatives that the Predecessor was considering, including its potential sale to a third-party investor. The complaint also alleged that the Individual Defendants, through their exercise of stock appreciation rights ("SARs"), violated the federal securities laws by trading in the Predecessor's securities while in possession of material, non-public information. The complaint generally seeks damages in an unspecified amount, as well as other relief. On June 2, 1997, the court granted Defendants' Motion for Summary Judgment and dismissed the action in its entirety. The court based its ruling on the fact that (i) none of the statements attributable to the Company concerning its review of strategic alternatives was false and (ii) there is no causal relationship between plaintiff's purchase of Riverwood common stock and the Individual Defendants' exercise of SARs. On October 14, 1998, the U.S. Court of Appeals for the Eleventh Circuit affirmed the dismissal. The Court of Appeals ruled that (i) none of the statements attributable to the Company concerning its review of strategic alternatives was false and (ii) the SARs were not securities.

On August 21, 1998, William D. Tatum, C. Steven Clark, Thomas W. Brabston, Sr., Joe O. Harper, Jr. ("Plaintiffs"), all former employees of the Company, commenced a purported class action lawsuit in the Superior Court of Fulton County, Georgia, against the Company and certain current and former officers of the Company. In the complaint, Plaintiffs allege generally that the Company and such officers (1) breached the terms of the contracts between Plaintiffs and the Predecessor governing Premium Stock Appreciation Rights ("PSARs") as a result of a suspension requested on August 23, 1995, (2) breached an implied covenant of good faith and fair dealing in connection with both the suspension and the lifting of that suspension, and (3) engaged in fraud and negligent misrepresentation in connection with the lifting of the suspension by (a) failing to tell Plaintiffs that certain officers of the Predecessor were planning to exercise PSARs on September 21, 1995 and (b) failing to inform Plaintiffs of the status of the Predecessor's review of strategic alternatives as of September 21, 1995. Plaintiffs seek (a) an order granting class certification, (b) an award of compensatory damages, (c) pre-judgment interest,
(d) punitive damages in an amount to be determined by the jury and (e) litigation expenses, including attorney's fees. The defendants have answered the complaint. In addition on October 16, 1998, the defendants moved to strike the class allegations in the complaint, and, on October 30, 1998, moved to dismiss the complaint. Plaintiffs have not yet responded to either motion.

The Company is a plaintiff in several actions against Mead Corporation ("Mead") claiming infringement of Riverwood patents for its packaging machines. In the furthest advanced of these actions, a federal court announced on October 27, 1998 that it would enter an order refusing to adopt a special master's recommended finding that the Riverwood patent in issue was invalid. As a result of this finding, the court indicated that it would enter an order concluding that Mead has been unlawfully infringing Riverwood's patent. The court indicated that it will permit Mead to pursue an immediate appeal from this ruling.

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


NOTE 7 - DISPOSITION OF BUSINESS

In connection with and following the Merger, the Company decided in 1996 to exit certain businesses and operating activities, including the sale or closure of the Company's last dedicated folding carton converting plant in the United States, located in Kankakee, Illinois, packaging machinery manufacturing plants in Marietta, Georgia and Koln, Germany, a beverage multiple packaging converting plant in Bakersfield, California and the trucking transportation operations in West Monroe, Louisiana, as well as the consolidation and realignment of certain other operations in the United States, Australia and Europe. The cost of exiting these businesses and operating activities was approximately $38.6 million, which was accrued during 1996 as a purchase accounting adjustment. These costs related principally to the severance of approximately 750 employees, relocation and other plant closure costs. During the first nine months of 1998, $3.5 million was paid out and charged against the accrual and related primarily to severance costs.

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

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In connection with the Merger, the Company entered into a credit agreement (as amended, the "Senior Secured Credit Agreement") that currently provides for senior secured credit facilities (the "Senior Secured Credit Facilities") consisting of $641 million in outstanding term loans under a term loan facility (the "Term Loan Facility") and a $400 million revolving credit facility (the "Revolving Facility"). In addition, Riverwood International Machinery, Inc. ("RIMI"), a wholly-owned subsidiary of Riverwood, entered into a credit agreement (as amended, the "Machinery Credit Agreement", and together with the Senior Secured Credit Agreement, the "Credit Agreements") providing for a $140 million secured revolving credit facility (the "Machinery Facility," and together with the Senior Secured Credit Facilities, the "Facilities") for the purpose of financing or refinancing packaging machinery. In connection with the Merger, the Company also completed an offering of $250 million aggregate principal amount of 10 1/4% Senior Notes due 2006 (the "1996 Senior Notes") and $400 million aggregate principal amount of 10 7/8% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes" and together with the 1996 Senior Notes, the "1996 Notes"). On July 28, 1997, the Company completed an offering of $250 million principal amount of 10 5/8% Senior Notes due 2007 (the "Initial Notes"). The net proceeds of this offering were applied to prepay certain revolving credit borrowings under the Revolving Facility (without any commitment reduction) and to refinance certain Tranche A term loans and other borrowings under the Senior Secured Credit Agreement. A registration statement under the Securities Act of 1933, as amended, registering senior notes of the Company identical in all material respects to the Initial Notes (the "Exchange Notes") offered in exchange for the Initial Notes became effective October 1, 1997. On November 3, 1997, the Company completed its exchange offer of the Initial Notes for the Exchange Notes. The Initial Notes and the Exchange Notes are referred to herein as the 1997 Notes.

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

During the three months ended September 26, 1998 and September 27, 1997, the Company's Income from Operations included Purchased Asset Costs as follows:

                                        THREE MONTHS ENDED SEPT. 26, 1998   THREE MONTHS ENDED SEPT. 27, 1997
                                        ---------------------------------   ---------------------------------
                                          Coated    Container-              Coated    Container-
                                           Board      board      Total      Board       board         Total
                                          ------    ----------  ------      ------    -----------    ------
(IN THOUSANDS OF DOLLARS)
Cost of sales
   (excluding depreciation expense)       $  303     $    -      $  303      $  717      $     -      $  717
Depreciation expense                       4,558        911       5,469       4,827          911       5,738
Amortization of intangible assets          1,138          -       1,138       1,180            -       1,180
                                          ------     ------      ------      ------      -------      ------
Net Impact on Income from Operations      $5,999     $  911      $6,910      $6,724      $   911      $7,635
                                          ======     ======      ======      ======      =======      ======





During the nine months ended September 26, 1998 and September 27, 1997, the Company's Income from Operations included Purchased Asset Costs as follows:


                                          NINE MONTHS ENDED SEPT. 26, 1998      NINE MONTHS ENDED SEPT. 27, 1997
                                          --------------------------------      --------------------------------
                                          Coated       Container-               Coated     Container-
                                          Board         board       Total        Board       board        Total
                                          -------      ----------  -------      -------    ----------    -------
(IN THOUSANDS OF DOLLARS)
Cost of sales
   (excluding depreciation expense)       $   911      $    -      $   911      $ 1,229      $    -      $ 1,229
Depreciation expense                       13,674       2,733       16,407       14,483       2,733       17,216
Amortization of intangible assets           3,373           -        3,373        3,098           -        3,098
                                          -------      ------      -------      -------      ------      -------
Net Impact on Income from Operations      $17,958      $2,733      $20,691      $18,810      $2,733      $21,543
                                          =======      ======      =======      =======      ======      =======



GENERAL

The Company reports its results in two business segments: Coated Board and Containerboard. The Coated Board business segment includes the production and sale of coated unbleached kraft paperboard ("CUK Board") for packaging cartons from the paper mills in Macon, Georgia (the "Macon Mill") and in West Monroe, Louisiana (the "West Monroe Mill") and white lined chip board ("WLC") at its paper mill in Norrkoping, Sweden (the "Swedish Mill"); converting operations at facilities in the United States and Europe; and the design, manufacture and installation of packaging machinery related to the assembly of beverage cartons. The Containerboard business segment includes the production and sale of linerboard, corrugating medium and kraft paper from paperboard mills in the United States.

EBITDA is defined as consolidated net income (exclusive of non-cash charges resulting from purchase accounting during the periods subsequent to the Merger) before consolidated interest expense, consolidated income taxes, consolidated depreciation and amortization, and other non-cash charges deducted in determining consolidated net income, extraordinary items and the cumulative effect of accounting changes and earnings of, but including dividends from non-controlled affiliates. EBITDA excludes (i) equity earnings from the Company's investment in Igaras but includes dividends actually received from Igaras and (ii) Purchased Asset Costs resulting from purchase accounting for periods subsequent to the Merger. The Company believes that EBITDA provides useful information regarding the Company's debt service ability, but should not be considered in isolation or as a substitute for the Condensed Consolidated Statements of Operations or cash flow data.

                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                             ----------------------------   ----------------------------
                             SEPTEMBER 26,  SEPTEMBER, 27   SEPTEMBER 26,  SEPTEMBER, 27
                                1998             1997           1998           1997
                             -------------  -------------   -------------  -------------
(IN THOUSANDS OF DOLLARS)
EBITDA (Segment Data):
       Coated Board            $ 68,620       $ 49,188       $ 181,814       $ 141,519
       Containerboard              (233)        (2,002)            663         (14,751)
       Corporate                 (1,801)        (1,823)         (5,977)         (8,672)
                               --------       --------       ---------       ---------
EBITDA                         $ 66,586       $ 45,363       $ 176,500       $ 118,096
                               ========       ========       =========       =========


BUSINESS TRENDS AND INITIATIVES

The Company's cash flow from operations and EBITDA are influenced by sales volume and selling prices for its products and raw material costs, and are affected by a number of significant business, economic and competitive factors. Many of these factors are not within the Company's control. Historically, in the Coated Board business segment, the Company has experienced stable pricing for its integrated beverage carton products, and moderate cyclical pricing for its folding cartonboard, which is principally sold in the open market. The Company's folding cartonboard sales are affected by competition from competitors' CUK Board and other substrates - solid bleached sulfate (SBS), recycled clay coated news (CCN) and, internationally, WLC - as well as by general market conditions. Recently, SBS prices have declined sharply due to excess industry capacity. In the Containerboard business segment, conditions in the cyclical worldwide commodity paperboard markets have a substantial impact on the Company's containerboard sales. During the second half of 1997 and the first quarter of 1998, the Company realized improvement in its containerboard selling prices consistent with industry trends. However, the second and third quarters of 1998 showed a downturn in containerboard selling prices. As a result, the Company has taken 31 days of market-related downtime on containerboard machines at the West Monroe Mill, including 17 days on the medium machine and 14 days on the bag machine, through the end of the third quarter.

The Company is pursuing a number of long-term initiatives designed to improve productivity and profitability while continuing to implement its Coated Board business strategy. In June 1997, the Company completed the upgrade of the second Macon Mill paperboard machine to CUK Board production. During the first nine months of 1998, the Company produced approximately 137,000 tons of CUK Board and 15,000 tons of linerboard on the second Macon Mill paperboard machine. The Company expects that the second Macon Mill paperboard machine will be able to produce approximately 275,000 tons of CUK Board annually by June 1999. In addition, the Company has taken actions to increase open market folding cartonboard sales volume, completed a profit center reorganization of its operations, implemented a number of cost saving measures and effected several management changes; and as part of this ongoing re-evaluation of current operations and assets, has reduced U.S. staffing in the packaging machinery division by 20%, and reduced planned capital expenditures, while continuing its Company-wide inventory reduction initiative. As a result of the inventory reduction initiative, inventory decreased by approximately $45.5 million at September 26, 1998 as compared to September 27, 1997. The Company continues to evaluate its current operations and assets with a view to rationalizing its operations and improving profitability, in particular with respect to its international folding carton businesses, converting assets and strategy (see "-General - Outlook").

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

Packaging machinery placements during the first nine months of 1998 decreased when compared to the number of packaging machines placed during the first nine months of 1997 as the Company continues to shift its mix of packaging machinery placements from the U.S. to international locations. The Company will continue to be more selective in future packaging machinery placements to ensure appropriate returns and, accordingly, expects a reduction of approximately 20% in new packaging machinery placements for the year ended December 31, 1998. Despite the expected reduction in the rate of new packaging machinery placements, the Company expects an increase in beverage cartonboard tonnage in 1998 as the number of packaging machines in service and the cartonboard throughput per machine increases.

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

OUTLOOK

The Company expects that its 1998 EBITDA will significantly exceed its 1997 EBITDA, although no assurance can be given in this regard. The achievement of this expectation is dependent upon (among other things) a number of profit improvement initiatives, including significantly increasing open market folding cartonboard sales volumes above 1997 levels, selling price improvements for containerboard products, improvements in international converting operations, improving U.S. mill throughput as the successful start-up of the second Macon Mill paperboard machine continues, and continued cost savings from actions taken to date. The Company anticipates that the most significant improvement in EBITDA in 1998 will result from cost savings from actions taken to date that have reduced expenditures. The Company expects additional restructuring in the next six months, principally at its facilities in England and Spain. In connection with such restructuring, the Company anticipates recording a charge in the amount of $10 to $20 million. The Company expects that it will achieve continued sales volume increases in its international beverage and U.S. soft drink carton markets in 1998, while its U.S. beer carton volume will remain relatively flat, consistent with U.S. brewers trading market share, though no assurance can be given that this volume growth will be achieved. The Company also expects to increase global open market folding cartonboard sales volume above 1997 levels. However, the Company anticipates that growth in coated board volumes could slow and margins could be reduced due to excess global industry capacity and recent price declines in competing substrates, particularly SBS. In the fourth quarter, the Macon Mill will take 7 days of maintenance downtime on the first Macon Mill paperboard machine that was originally scheduled in the second quarter, and 33 days of maintenance downtime on the second Macon Mill paperboard machine to perform repairs. Looking forward, pricing pressures on corrugating medium and linerboard are expected to continue through the remainder of 1998. The Company will also take market-related downtime on medium and linerboard machines in the fourth quarter.

RESULTS OF OPERATIONS

The discussion of the Company's results of operations is based on the three months and nine months ended September 26, 1998 compared to the three months and nine months ended September 27, 1997, respectively, including the net effects of Purchased Asset Costs in each period. In all previous reports filed subsequent to the Merger and prior to the first quarter of 1998, results of operations were provided on a pro forma basis exclusive of the net effects of Purchased Asset Costs in order to present the Company's results of operations on a basis comparable to those of the Predecessor. Accordingly, the three and nine months ended September 27, 1997 have been restated to include Purchased Asset Costs.



                                                     THREE MONTHS ENDED                           NINE MONTHS ENDED
                                         --------------------------------------       ---------------------------------------
                                                         % INCREASE                                  % INCREASE
                                                         (DECREASE)                                   (DECREASE)
                                         SEPT. 26,       FROM PRIOR   SEPT. 27,       SEPT. 26,       FROM PRIOR    SEPT. 27,
(IN THOUSANDS OF DOLLARS)                   1998           PERIOD       1997             1998           PERIOD        1997
                                         -------------   ----------   ---------       ---------       ----------   ---------
Net Sales (Segment Data):
   Coated Board                          $ 272,806           3.7%     $ 262,986       $ 804,035           3.7%     $ 775,114
   Containerboard                           19,960          (8.8)        21,889          60,141         (15.3)        70,983
                                         ---------                    ---------       ---------                    ---------
Net Sales                                  292,766           2.8        284,875         864,176           2.1        846,097
Cost of Sales                              236,390          (3.8)       245,611         714,074          (3.4)       739,545
                                         ---------                    ---------       ---------                    ---------
Gross Profit                                56,376          43.6         39,264         150,102          40.9        106,552
Selling, General and Administrative         28,913          (0.8)        29,154          83,294          (7.9)        90,417
Research, Development and
  Engineering                                  980          (7.7)         1,062           4,170          16.2          3,590
Impairment Loss                                  -           N/A              -          13,342           N/A              -
Other (Income) Expenses, net                   (92)       (106.0)         1,533           5,168         (20.8)         6,523
                                         ---------                    ---------       ---------                    ---------
Income from Operations                   $  26,575         253.6      $   7,515       $  44,128         632.8      $   6,022
                                         =========                    =========       =========                    =========

Income (Loss) from Operations
 (Segment Data):
   Coated Board*                         $  35,169          95.4%     $  17,996       $  69,139          30.2%     $  53,082
   Containerboard                           (4,482)         29.8         (6,385)        (11,813)         63.0        (31,923)
   Corporate                                (4,112)         (0.4)        (4,096)        (13,198)         12.8        (15,137)
                                         ---------                    ---------       ---------                    ---------
   Income from Operations                $  26,575         253.6      $   7,515       $  44,128         632.8      $   6,022
                                         =========                    =========       =========                    =========


*Included in Income from Operations for Coated Board is an impairment loss of $13.3 million taken in the second quarter of 1998.


PAPERBOARD SHIPMENTS

The following represents shipments of coated board and containerboard to outside customers. Shipments of coated board represent sales to customers of beverage carrierboard, folding cartonboard and WLC (other than from the Swedish Mill). Shipments from the Swedish Mill represent sales to customers of WLC produced at the Swedish Mill. Shipments of containerboard represent sales to customers of linerboard, corrugating medium and kraft paper. Total shipments for the three and nine months ended September 26, 1998 and September 27, 1997 were as follows:


                              THREE MONTHS ENDED           NINE MONTHS ENDED
                          --------------------------- ---------------------------
                          SEPTEMBER 26, SEPTEMBER 27, SEPTEMBER 26, SEPTEMBER 27,
                              1998          1997          1998           1997
                          ------------- ------------- ------------- -------------
(IN THOUSANDS OF TONS)
Coated Board                  269.9        237.4        781.3        700.3
Swedish Mill                   34.6         32.6        104.2        101.5
Containerboard                 68.4         87.7        205.3        293.0
                              -----        -----      -------      -------
                              372.9        357.7      1,090.8      1,094.8
                              =====        =====      =======      =======

THIRD QUARTER 1998 COMPARED WITH THIRD QUARTER 1997


NET SALES

Principally as a result of the factors described below, the Company's Net Sales in the third quarter of 1998 increased by $7.9 million, or 2.8 percent, compared with the third quarter of 1997. Net Sales in the Coated Board business segment increased $9.8 million, or 3.7 percent, in the third quarter of 1998 to $272.8 million from $263.0 million in the third quarter of 1997, due primarily to increased sales volumes in U.S. and international beverage and U.S. folding cartonboard markets, as well as slightly improved pricing in U.S. beverage and U.S. folding cartonboard markets, substantially offset by the negative impact of the strengthening of the U.S. dollar on net sales in its international beverage and international folding cartonboard markets, as well as an unfavorable shift in product mix in U.S beverage and international folding cartonboard markets. Net Sales in the Containerboard business segment decreased $1.9 million, or 8.8 percent, in the third quarter of 1998, to $20.0 million from $21.9 million in the third quarter of 1997, due principally to a continued reduction in linerboard production in favor of coated board production offset somewhat by improved selling prices in the linerboard and medium markets as compared to the third quarter of 1997.

GROSS PROFIT

Primarily as a result of the factors discussed below, the Company's Gross Profit for the third quarter of 1998 increased $17.1 million, or 43.6 percent, to $56.4 million from $39.3 million in the third quarter of 1997. The Company's gross profit margin increased to 19.3 percent for the third quarter of 1998 from 13.8 percent in the third quarter of 1997. Gross profit in the Coated Board business segment increased by $13.9 million, or 30.9 percent, to $59.1 million in the third quarter of 1998 as compared to $45.1 million in the third quarter of 1997, while the segment's gross profit margin increased to 21.6 percent in the third quarter of 1998 from 17.2 percent in the third quarter of 1997. These increases in the Coated Board business segment gross profit and gross profit margin resulted principally from slightly improved selling prices in U.S. beverage and U.S. folding cartonboard markets and overall cost reductions partially offset by the negative impact of the strengthening of the U.S. dollar on the Company's international beverage and international folding cartonboard markets. In the Containerboard business segment, Gross Profit increased $2.6 million to a loss of $2.7 million in the third quarter of 1998 as compared to a loss of $5.3 million in the third quarter of 1997, due principally to improved selling prices of linerboard and medium compared to the third quarter of 1997, and overall cost reductions.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, General and Administrative expenses decreased $0.2 million, or 0.8 percent, to $28.9 million in the third quarter of 1998 as compared to $29.2 million in the third quarter of 1997. This decrease was due primarily to the Company's cost reduction initiatives that began in early 1997, offset by increasing incremental costs relating to the implementation of a new computerized information system as the Company approaches implementation (see "-Financial Condition, Liquidity and Capital Resources - Upgrade of Information Systems and Year 2000 Compliance"). As a percentage of Net Sales, Selling, General and Administrative expenses decreased to 9.9 percent in the third quarter of 1998 from 10.2 percent in the same period of 1997.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, Development and Engineering expenses decreased $0.1 million to $1.0 million in the third quarter of 1998 from $1.1 million in the third quarter of 1997.

OTHER (INCOME) EXPENSES, NET

Other (Income) Expenses, net, decreased by $1.6 million to $(0.1) million in the third quarter of 1998 due primarily to increased royalty income from Igaras.

INCOME (LOSS) FROM OPERATIONS

Primarily as a result of the above factors, the Company's Income from Operations in the third quarter of 1998 increased by $19.1 million, to $26.6 million from $7.5 million in the third quarter of 1997, while operating margin increased to
9.1 percent from 2.6 percent. Income from Operations in the Coated Board business segment increased $17.2 million, or 95.4 percent, to $35.2 million in the third quarter of 1998 from $18.0 million in the third quarter of 1997, while operating margin increased to 12.9 percent from 6.8 percent for the same periods, primarily as a result of the factors described above. (Loss) from Operations in the Containerboard business segment decreased $1.9 million to a loss of $4.5 million in the third quarter of 1998 from a (Loss) from Operations of $6.4 million in the third quarter of 1997, primarily as a result of the factors described above.

U.S. DOLLAR CURRENCY EXCHANGE RATES

Fluctuations in U.S. dollar currency exchange rates did impact Net Sales, Gross Profit, and Income from Operations as described above. However, these fluctuations did not have a significant impact on operating expenses of the Company during the third quarter of 1998 as compared to the same period of 1997.


FIRST NINE MONTHS 1998 COMPARED WITH FIRST NINE MONTHS 1997

NET SALES

Principally as a result of the factors described below, the Company's Net Sales in the first nine months of 1998 increased by $18.1 million, or 2.1 percent, compared with the first nine months of 1997. Net Sales in the Coated Board business segment increased $28.9 million, or 3.7 percent, in the first nine months of 1998 to $804.0 million from $775.1 million in the first nine months of 1997, due primarily to increased sales volumes in U.S. and international beverage and U.S. folding cartonboard markets, as well as slightly improved pricing in U.S. beverage and U.S. folding cartonboard markets, substantially offset by the negative impact of the strengthening of the U.S. dollar on net sales in its international beverage and international folding cartonboard markets, as well as an unfavorable shift in product mix in U.S. beverage and international folding cartonboard markets. Net Sales in the Containerboard business segment decreased $10.8 million, or 15.3 percent, in the first nine months of 1998, to $60.1 million from $71.0 million in the first nine months of 1997, due principally to a continued reduction in linerboard production in favor of coated board production offset somewhat by slightly higher shipments of corrugating medium and improved selling prices in the medium and linerboard markets as compared to the first nine months of 1997.

GROSS PROFIT

Primarily as a result of the factors discussed below, the Company's Gross Profit for the first nine months of 1998 increased $43.6 million, or 40.9 percent, to $150.1 million from $106.6 million in the first nine months of 1997. The Company's gross profit margin increased to 17.4 percent for the first nine months of 1998 from 12.6 percent in the first nine months of 1997. Gross profit in the Coated Board business segment increased by $22.1 million, or 16.2 percent, to $158.2 million in the first nine months of 1998 as compared to $136.2 million in the first nine months of 1997, while the segment's gross profit margin increased to 19.7 percent in the first nine months of 1998 from
17.6 percent in the first nine months of 1997. These increases in the Coated Board business segment gross profit and gross profit margin resulted principally from slightly improved selling prices in U.S. beverage and U.S. folding cartonboard markets and overall cost reductions partially offset by the negative impact of the strenghthening of the U.S. dollar on the Company's international beverage and international folding cartonboard markets. In the Containerboard business segment, Gross Profit increased $20.7 million to a loss of $7.2 million in the first nine months of 1998 as compared to a loss of $27.9 million in the first nine months of 1997, due principally to improved selling prices of linerboard and medium compared to the first nine months of 1997, and overall cost reductions.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, General and Administrative expenses decreased $7.1 million, or 7.9 percent, to $83.3 million in the first nine months of 1998 as compared to $90.4 million in the first nine months of 1997. This decrease was due primarily to the Company's cost reduction initiatives that began in early 1997, offset somewhat by incremental costs relating to the implementation of a new computerized information system (see "- Financial Condition, Liquidity and Capital Resources
- Upgrade of Information Systems and Year 2000 Compliance"). As a percentage of Net Sales, Selling, General and Administrative expenses decreased to 9.6 percent in the first nine months of 1998 from 10.7 percent in the same period of 1997.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, Development and Engineering expenses increased $0.6 million to $4.2 million for the first nine months of 1998.

IMPAIRMENT LOSS

The Company recorded an impairment loss of $13.3 million in the first nine months of 1998 due to a write-down of packaging machines recorded in accordance with FAS 121. The fair value of the machines was determined based on expected future lease revenues and potential disposition.

OTHER (INCOME) EXPENSES, NET

Other (Income) Expenses, net, decreased by $1.4 million to $5.2 million for the first nine months of 1998, due to an increase in royalty income.

INCOME (LOSS) FROM OPERATIONS

Primarily as a result of the above factors, the Company's Income from Operations in the first nine months of 1998 increased by $38.1 million to $44.1 million from $6.0 million in the first nine months of 1997, while operating margin was
5.1 percent. Income from Operations in the Coated Board business segment increased $16.1 million, or 30.2 percent, to $69.1 million in the first nine months of 1998 from $53.1 million in the first nine months of 1997, while operating margin increased to 8.6 percent from 6.8 percent for the same periods, primarily as a result of the write-down of packaging machines as well as the factors described above. (Loss) from Operations in the Containerboard business segment decreased $20.1 million to a loss of $11.8 million in the first nine months of 1998 from a (Loss) from Operations of $31.9 million in the first nine months of 1997, primarily as a result of the factors described above.

U.S. DOLLAR CURRENCY EXCHANGE RATES

Fluctuations in U.S. dollar currency exchange rates did impact Net Sales, Gross Profit, and Income from Operations as described above. However, these fluctuations did not have a significant impact on operating expenses of the Company during the first nine months of 1998 as compared to the same period of 1997.

INTEREST INCOME, INTEREST EXPENSE, INCOME TAXES AND EQUITY IN NET EARNINGS OF AFFILIATES

INTEREST INCOME

Interest Income increased $0.1 million from the first nine months of 1997 to $1.0 million in the first nine months of 1998, primarily as a result of higher average balances of cash and equivalents in 1998 as compared to 1997.

INTEREST EXPENSE

Interest Expense increased $7.8 million to $132.5 million in the first nine months of 1998 from $124.7 million in the first nine months of 1997. The increase relates principally to an increase of debt levels resulting from capital expenditure funding throughout 1997 as well as a shift in existing debt toward higher coupon debt.

INCOME TAX (BENEFIT) EXPENSE

During the first nine months of 1998, the Company recognized an income tax expense of $0.2 million on a (Loss) before Income Taxes and Equity in Net Earnings of Affiliates of $87.4 million. During the first nine months of 1997, the Company recognized an income tax expense of $4.3 million on a (Loss) before Income Taxes and Equity in Net Earnings of Affiliates of $117.9 million. The 1998 and 1997 expense differed from the statutory federal income tax rate because of valuation allowances established on net operating loss carryforward tax assets in the U.S. and certain international locations where the realization of benefits is uncertain. Net cash refunds from income taxes during the first nine months of 1998 were $3.1 million relating principally to the Merger.

EQUITY IN NET EARNINGS OF AFFILIATES

Equity in Net Earnings of Affiliates is comprised primarily of the Company's equity in net earnings of Igaras, an integrated containerboard producer located in Brazil, which produces linerboard, corrugating medium, corrugated boxes and beverage cartons, and is accounted for using the equity method of accounting. Equity in Net Earnings of Affiliates decreased $5.0 million to $8.7 million in the first nine months of 1998 from $13.7 million in the first nine months of 1997, resulting primarily from an overall downturn in the Brazilian markets, as well as additional expenses incurred by Igaras relating to the purchase of three additional facilities during the first quarter.

During the first nine months of 1998 and the first nine months of 1997, the Company received dividends from Igaras of $2.5 million and $1.9 million, respectively, net of taxes of $0.4 million and $0.3 million, respectively. The Company received net dividends from its affiliates other than Igaras that are accounted for using the equity method of accounting, totaling nil and $0.8 million in the first nine months of 1998 and 1997, respectively.



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

CASH FLOWS

Cash and equivalents decreased by approximately $0.5 million in the first nine months of 1998 primarily as a result of $69.8 million of net cash used in financing activities offset by $29.4 million of net cash provided by investing activities and $39.0 million of net cash provided by operating activities, respectively. Cash used in financing activities primarily relates to a decrease in revolving credit facilities. Cash provided by investing activities related principally to proceeds of $46.7 million from the sale of the Australian folding carton business, partially offset by capital expenditures. Depreciation and amortization during the first nine months of 1998 totaled approximately $105.3 million, and is expected to be approximately $145.0 million for fiscal 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise primarily from debt service on the substantial indebtedness incurred in connection with the Merger and from the funding of its capital expenditures. As of September 26, 1998, the Company had outstanding approximately $1,683 million of long-term debt, consisting primarily of $650 million aggregate principal amount of the 1996 Notes, $250 million of the 1997 Notes, $641 million outstanding under the Term Loan Facility and additional amounts under the Revolving Facility, the Machinery Facility and other debt issues and facilities. During the first nine months of 1998, the Company had a net decrease in borrowings of approximately $69.2 million. Approximately $21.8 million of the net reduction related to a permanent reduction of the Australian facility.

DEBT SERVICE

Principal and interest payments under the Term Loan Facility, the Revolving Facility and the Machinery Facility, together with interest payments on the 1997 Notes and 1996 Notes, represent significant liquidity requirements for the Company. Scheduled term loan principal payments under the Term Loan Facility will be approximately $4 million, $4 million, $120 million, $173 million, $184 million and $156 million for each of the years 1999 through 2004, respectively.

The Revolving Facility will mature in March 2003 and the Machinery Facility will mature in March 2001, with all amounts then outstanding becoming due. The Company expects that its working capital and business needs will require it to continue to have access to these or similar revolving credit facilities after their respective maturity dates, and that the Company accordingly will have to extend, renew, replace or otherwise refinance such facilities at or prior to such dates. No assurance can be given that it will be able to do so. The loans under the Facilities bear interest at floating rates based upon the interest rate option elected by the Company. The Tranche A term loans, Tranche B term loans and Tranche C term loans under the Term Loan Facility bore interest as of September 26, 1998 at an average rate per annum of 8.6 percent. The Senior Notes, the 1997 Notes and the Senior Subordinated Notes bear interest at rates of 10 1/4 percent, 10 5/8 percent and 10 7/8 percent, respectively. Interest expense in 1998 is expected to be approximately $180 to $185 million, including approximately $10 million of non-cash amortization of deferred debt issuance costs. During the first nine months of 1998, cash paid for interest was approximately $112.6 million.

The Company uses interest rate swap agreements to fix or cap a portion of its variable rate Term Loan Facility to a fixed rate in order to reduce the impact of interest rate changes on future income. The difference to be paid or received under these agreements is recognized as an adjustment to interest expense related to that debt. At September 26, 1998, the Company had interest rate swap agreements (with a notional amount of $200 million) under which the Company will pay fixed rates of
5.9000 percent to 6.3750 percent and receive three-month LIBOR.

COVENANT RESTRICTIONS

The Credit Agreements impose restrictions on the Company's ability to make capital expenditures and both the Credit Agreements and the Indentures governing the 1996 Notes and the 1997 Notes limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, meet its capital spending program, provide for unanticipated capital investments or take advantage of business opportunities. The covenants contained in the Credit Agreements also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, repay the relevant 1996 Notes or the 1997 Notes, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with affiliates, and otherwise restrict corporate activities. The covenants contained in the Indentures also impose restrictions on the operation of the Company's business. At September 26, 1998, the Company was in compliance with the financial covenants in the Credit Agreements.

CAPITAL EXPENDITURES

Capital spending for the first nine months of 1998 was approximately $22.0 million. Capital spending during this period related primarily to increasing paper production efficiencies, manufacturing packaging machinery and upgrading the Company's information systems. Total capital spending for fiscal 1998 is expected to be $50 to $60 million; and is expected to relate principally to maintenance, environmental and productivity improvement projects, the production of packaging machinery and the planned upgrading of the Company's information systems (which is expected to cost up to approximately $30 million through 1999). See "- Financial Condition, Liquidity and Capital Resources - Upgrade of Information Systems and Year 2000 Compliance".

FINANCING SOURCES AND CASH FLOWS

At September 26, 1998, the Company and its U.S. and international subsidiaries had the following amounts of commitments, amounts outstanding and amounts available under revolving credit facilities:



                                  TOTAL AMOUNT      TOTAL AMOUNT        TOTAL AMOUNT
                                       OF          OUTSTANDING AT       AVAILABLE AT
                                  COMMITMENTS    SEPTEMBER 26, 1998  SEPTEMBER 26, 1998
                                  ------------   ------------------  ------------------
(IN THOUSANDS OF DOLLARS)
-------------------------
Revolving Facility                 $400,000          $102,650          $297,350
Machinery Facility                  140,000            24,000            25,000
International Facilities             20,954             7,269            13,685
                                   --------          --------          --------
                                   $560,954          $133,919          $336,035
                                   ========          ========          ========





The Company applied $21.8 million of the proceeds from the sale of the Australian folding carton business to repay all outstanding borrowings under its Australian facility during the second quarter.

Availability under the Machinery Facility is limited by a borrowing base. Undrawn Revolving Facility availability is expected to be used to meet future working capital and other business needs of the Company. The Company anticipates pursuing additional working capital financing for its foreign operations as necessary.

As described above, the Company has substantial liquidity, but anticipates additional borrowings under the Revolving Facility in the fourth quarter of 1998. The Company believes that cash generated from operations, together with amounts available under its Revolving Facility, the Machinery Facility and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs until the maturity of the Revolving Facility (assuming extension or refinancing of the Machinery Facility at its earlier maturity), although no assurance can be given in this regard. The Company's future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see "- Financial Condition, Liquidity and Capital Resources - Covenant Restrictions"), will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control and will be substantially dependent on the selling prices for the Company's products and the Company's ability to successfully implement its overall business and profitability strategies. See "-General-Business Trends and Initiatives" and "- Outlook."

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

The Company is engaged in environmental remediation projects for certain properties currently owned or operated by the Company and certain properties divested by the Company for which responsibility was retained for pre-existing conditions. Certain of these projects are being carried out under federal and state statutes, such as the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"). The Company's costs in some instances cannot be reliably estimated until the remediation process is substantially underway. To address these contingent environmental costs, the Company has accrued reserves when such costs are probable and can be reasonably estimated. The Company believes that, based on current information and regulatory requirements, the accruals established by the Company for environmental expenditures are adequate. Based on current knowledge, to the extent that additional costs may be incurred that exceed the accrued reserves, such amounts are not expected to have a material impact on the results of operations, cash flows or financial condition of the Company, although no assurance can be given that material costs will not be incurred in connection with clean-up activities at these properties, including the Shreveport and Caddo Parish sites referred to above.

The Company is a party to a number of lawsuits arising out of the ordinary conduct of its business. While there can be no assurance as to their ultimate outcome, the Company does not believe that these lawsuits will have a material impact on the results of operations, cash flows or financial condition of the Company.

On December 6, 1995, Forrest Kelly Clay, a former shareholder of the Predecessor, commenced a purported class action lawsuit in the United States District Court for the Northern District of Georgia, against the Company and certain officials of the Company (the "Individual Defendants," and together with the Company, the "Defendants"). In his complaint, Clay alleged that the Defendants violated the federal securities laws by disseminating misleading statements and by omissions concerning the strategic alternatives that the Predecessor was considering, including its potential sale to a third-party investor. The complaint also alleged that the Individual Defendants, through their exercise of stock appreciation rights ("SARs"), violated the federal securities laws by trading in the Predecessor's securities while in possession of material, non-public information. The complaint generally seeks damages in an unspecified amount, as well as other relief. On June 2, 1997, the court granted Defendants' Motion for Summary Judgment and dismissed the action in its entirety. The court based its ruling on the fact that (i) none of the statements attributable to the Company concerning its review of strategic alternatives was false and (ii) there is no causal relationship between plaintiff's purchase of Riverwood common stock and the Individual Defendants' exercise of SARs. On October 14, 1998, the U.S. Court of Appeals for the Eleventh Circuit affirmed the dismissal. The Court of Appeals ruled that (i) none of the statements attributable to the Company concerning its review of strategic alternatives was false and (ii) the SARs were not securities.

On August 21, 1998, William D. Tatum, C. Steven Clark, Thomas W. Brabston, Sr., Joe O. Harper, Jr. ("Plaintiffs"), all former employees of the Company, commenced a purported class action lawsuit in the Superior Court of Fulton County, Georgia, against the Company and certain current and former officers of the Company. In the complaint, Plaintiffs allege generally that the Company and such officers (1) breached the terms of the contracts between Plaintiffs and the Predecessor governing Premium Stock Appreciation Rights ("PSARs") as a result of a suspension requested on August 23, 1995, (2) breached an implied covenant of good faith and fair dealing in connection with both the suspension and the lifting of that suspension, and (3) engaged in fraud and negligent misrepresentation in connection with the lifting of the suspension by (a) failing to tell Plaintiffs that certain officers of the Predecessor were planning to exercise PSARs on September 21, 1995 and (b) failing to inform Plaintiffs of the status of the Predecessor's review of strategic alternatives as of September 21, 1995. Plaintiffs seek (a) an order granting class certification, (b) an award of compensatory damages, (c) pre-judgment interest,
(d) punitive damages in an amount to be determined by the jury and (e) litigation expenses, including attorney's fees. The defendants have answered the Complaint. In addition on October 16, 1998, the defendants moved to strike the class allegations in the complaint, and, on October 30, 1998, moved to dismiss the complaint. Plaintiffs have not yet responded to either motion.

The Company is a plaintiff in several actions against Mead Corporation ("Mead") claiming infringement of Riverwood patents for its packaging machines. In the furthest advanced of these actions, a federal court announced on October 27, 1998 that it would enter an order refusing to adopt a special master's recommended finding that the Riverwood patent in issue was invalid. As a result of this finding, the court indicated that it would enter an order concluding that Mead has been unlawfully infringing Riverwood's patent. The court indicated that it will permit Mead to pursue an immediate appeal from this ruling.

UPGRADE OF INFORMATION SYSTEMS AND YEAR 2000 COMPLIANCE

The Company is currently upgrading its information systems through an initiative expected to cost up to approximately $30 million to be spent through 1999. When the upgrade is complete, the Company expects a major improvement in its information systems and business processes. This initiative will utilize both internal and external resources. Total spending on this project during the first nine months of 1998 totaled approximately $7.8 million of which $5.5 million was capitalized. Total project spending to date was $17.8 million, of which $11.2 million was capitalized. Future expenditures will be funded by cash from operations and current credit facilities.

In conjunction with the information systems upgrade, the Company is also in the process of replacing its computer software applications and all information technology ("IT") and non-IT systems to accommodate the "Year 2000" dating changes necessary to permit correct recording of yearly dates for 2000 and later years. This includes the analyzing of all manufacturing systems in the Company's plants and mills to determine Year 2000 compliance. To the extent that material manufacturing systems need to be replaced, additional material costs could be incurred. The Company has also replaced all desktops, laptops, and network hardware. The Company does not expect that other costs of its Year 2000 compliance program will be material to its financial condition or results of operations (other than the investment in information systems of up to approximately $30 million, of which $17.8 million has been spent to date, and any material costs needed to replace material manufacturing systems, as to which no determination has yet been made). At the end of the third quarter, the Company was finalizing the testing of the new system, as performed by both internal resources and independent firms, and was commencing the end-user training process.

The total project cost and the project's progress is in line with the initial budget and established time-line. The Company expects that it will achieve compliance by June 1999, but would anticipate a material disruption in its operations as the result of any failure in a critical operation or information system. However, the effect on the Company's business, financial condition or results of operations can not be determined at this time. The Company believes that it will implement Year 2000 compliant systems far enough in advance to correct all anticipated issues by January 1, 2000. Accordingly, the Company does not currently have a contingency plan relating to the Year 2000 issue (although the Company will evaluate appropriate courses of action if circumstances change). In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve their Year 2000 compliance, the Company's business or operations could be adversely affected. The Company has had contact with several significant suppliers and customers and expects that they will achieve year 2000 compliance, although no assurance can be given in this regard.

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

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in "- General
- Business Trends and Initiatives" concerning (a) the improvements which the Company's long-term initiatives, including, without limitation, its profit center reorganization, are designed to achieve, (b) the Company's expectation that the second Macon Mill paper machine will be able produce approximately 275,000 tons of CUK Board annually by June 1999 and (c) the Company's expectation that beverage cartonboard tonnage will increase in 1998 despite expected reduction in new packaging machinery placements; (ii) the statements in "- General -Outlook" concerning (a) the Company's expectation that its 1998 EBITDA will significantly exceed its 1997 EBITDA as well as each of the factors which the Company believes support such expectation, (b) the Company's expectations that it will achieve continued sales volume increases in its international beverage and U.S. soft drink carton markets in 1998, while its U.S. beer carton volume will remain relatively flat,
(c) the Company's expectation that global open market folding cartonboard sales volumes will increase above 1997 levels, (d) the Company's expectations regarding anticipated restructuring and (e) the Company's expectations regarding the effects of excess global, industry capacity and price declines of competing substrates; (iii) the statements in "Financial Condition, Liquidity and Capital Resources" concerning (a) the Company's expectation that total capital spending for 1998 will range from $50 to $60 million and that the planned upgrading of the Company's information systems will cost up to $30 million (and its other statements and beliefs relating to Year 2000 compliance in "- Upgrade of Information Systems and Year 2000 Compliance"), (b) the Company's belief that cash generated from operations, together with amounts available under financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs until the maturity of the Revolving Facility (assuming extension or refinancing of the Machinery Facility at its earlier maturity), (c) the Company's expectations with respect to capital spending that may be required to comply with the cluster rules and that, based on current knowledge, environmental costs are not expected to have a material impact on the results of operations, cash flows or financial condition of the Company and (d) the Company's belief and estimates in respect of certain Louisiana income tax matters relating to the Section 338(h)(10) election, including, without limitation, management's belief that additional tax ultimately paid (if any) would be substantially less than $47 million and (iv) other statements as to the Company's expectation and beliefs presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The important factors described elsewhere in this report (including, without limitation, those discussed in "- Financial Condition, Liquidity and Capital Resources - Liquidity and Capital Resources - Environmental and Legal Matters" and "- Tax Matter Relating to the Merger"), the Company's Report on Form 10-K for the year ended December 31, 1997, or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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

(a)  Exhibits.

27   Financial Data Schedule (for SEC use only)

99 Reconciliation of Income (Loss) from Operations to EBITDA. Filed as an exhibit hereto.

(b)  Reports on Form 8-K.

     Not applicable

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  RIVERWOOD HOLDING, INC.
                                  ----------------------------------------
                                  (Registrant)



Date:    November 6, 1998         By:   /s/   Steve McLary
                                  ----------------------------------------
                                              Steve McLary
                                              Assistant Secretary


Date:    November 6, 1998         By:   /s/   Daniel J. Blount
                                  ----------------------------------------
                                              Daniel J. Blount
                                              Vice President and
                                              Chief Financial Officer