Form 10-K405
period 1998-12-31
RIVERWOOD HOLDING INC
filed 1999-03-05
CIK 886239

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL PERIOD ENDED DECEMBER 31, 1998

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

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     As of March 3, 1999 there were 7,061,450 shares and 500,000 shares of the registrant's Class A Common Stock, par value $0.01 per share (the "Class A Common Stock"), and Class B Common Stock, par value $0.01 per share (the "Class B Common Stock," and together with the Class A Common Stock, "Holding Common Stock"), respectively, outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         TABLE OF CONTENTS TO FORM 10-K

                                                                                 PAGE
                                                                                 ----
PART I.........................................................................    1
         ITEM 1.   BUSINESS....................................................    1
         ITEM 2.   PROPERTIES..................................................    7
         ITEM 3.   LEGAL PROCEEDINGS...........................................    8
         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    9

PART II........................................................................    9
         ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS.........................................    9
         ITEM 6.   SELECTED FIVE-YEAR FINANCIAL DATA...........................   10
         ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS...................................   12
         ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...   34
         ITEM 8.   FINANCIAL STATEMENTS........................................   36
         ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                   AND FINANCIAL DISCLOSURE....................................   89

PART III.......................................................................   89
         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   89
         ITEM 11.  EXECUTIVE COMPENSATION......................................   93
         ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT..................................................   97
         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   99
PART IV........................................................................  101

         ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                   8-K.........................................................  101

     As used in this Form 10-K, unless the context otherwise requires: "RIC" refers to the corporation formerly named Riverwood International Corporation; the "Predecessor" or the "Predecessor Company" refers to RIC and its subsidiaries in respect of periods prior to the Merger (as defined herein); the "Company" refers to the registrant, Riverwood Holding, Inc., a Delaware corporation ("Holding") and its subsidiaries; "RIC Holding" refers to RIC Holding, Inc., a Delaware corporation, successor by merger to RIC and a wholly-owned subsidiary of Holding; and "Riverwood" refers to Riverwood International Corporation, a Delaware corporation formerly named Riverwood International USA, Inc. and a wholly-owned subsidiary of RIC Holding.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     The Company is a leading provider of paperboard and paperboard packaging solutions, either directly or through independent converters, to multinational beverage and consumer products companies, such as Anheuser-Busch Companies, Inc., Miller Brewing Company, numerous Coca-Cola bottling companies, PepsiCo, Inc., Sara Lee Corporation and Mattel, Inc. The Company is one of only two major manufacturers of coated unbleached kraft paperboard ("CUK Board"). CUK Board, which serves as the principal raw material for the Company's packaging products, is a specialized high-quality grade of paperboard with superior strength characteristics and printability for high-resolution graphics that make it particularly well suited for a variety of packaging applications. The Company's Coated Board business segment accounted for approximately 93% of the Company's net sales for the year ended December 31, 1998. The Company also manufactures and sells linerboard, corrugating medium and kraft paper (collectively, "containerboard") through its Containerboard business segment.

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

COATED BOARD

  Overview

     The Company's primary focus is the production and sale of CUK Board for use as multiple packaging beverage cartons ("carrierboard") for beer, soft drinks and other beverages, and folding cartons ("folding cartonboard") for confectionary, frozen and dry foods, toys and other consumer products. The Company sells carrierboard under the brand name Aqua-Kote(R) and folding cartonboard under the brand names Pearl-Kote(R) and OmniKote(R). In 1998, carrierboard accounted for approximately 60% of the Company's total CUK Board shipments.

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

  CUK Board Production

     The Company produces CUK Board at its West Monroe, Louisiana paper mill (the "West Monroe Mill") and its Macon, Georgia paper mill (the "Macon Mill"). These mills have a current total combined annual production capacity of over one million tons of CUK Board. In June 1997, the Company completed the conversion of the second Macon Mill linerboard machine to CUK Board production at a cost of approximately $85 million, and commenced CUK Board production on the machine. The Company expects that the machine will achieve its full, annual production capacity of approximately 250,000 tons of reduced caliper CUK Board by June 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Business Trends and Initiatives."

     The Company's CUK Board total production at its West Monroe Mill was approximately 672,000 tons during the year ended December 31, 1998. CUK Board total production at its Macon Mill was approximately 388,000 tons of CUK Board during the year ended December 31, 1998.

     CUK Board is manufactured from pine and hardwood fibers and, in some cases, recycled fibers, such as old corrugated containers ("OCC") and clippings from the Company's converting operations. Virgin fiber is obtained in the form of wood chips or pulp wood acquired through open market purchases. These chips are chemically treated to form softwood and hardwood pulp, which are then blended (together, in some cases, with recycled fibers). In the case of carrierboard, a chemical is added to increase moisture resistance. The pulp is then processed through the mill's paper machines, which consist of a paper-forming section, a press section (where water is removed by pressing the wet paperboard between rolls), a drying section and the coating section. Coating on CUK Board, principally a mixture of pigments, binding agents and water, provides a white, smooth finish, and is applied in multiple steps to achieve desired levels of brightness, smoothness and shade. After the CUK Board is coated, it is wound into rolls, which are then shipped to the Company's converting plants or to outside converters.

  Converting Operations

     The Company converts CUK Board as well as other grades of paperboard into cartons at ten carton converting plants at nine sites that it operates in the United States, the United Kingdom, Spain and France, as well as through converting plants associated with its joint ventures in Brazil, Japan and Denmark and licensees in other markets outside the United States. The converting plants print, cut and glue paperboard on multi-color printing presses, cutting lines and gluing lines into cartons designed to meet customer specifications.

     The Company's U.S. converting plants are dedicated to converting carrierboard produced by the Company into beverage cartons. The Company continues to invest in its domestic converting plants in order to improve their process capabilities. The Company's international converting plants convert carrierboard and folding cartonboard produced by the Company, as well as paperboard supplied by outside producers, into cartons.

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

  Proprietary Packaging Machinery and Carton Designs

     The Company employs a "pull through" marketing strategy in its integrated beverage business, the key elements of which are (i) the design and manufacture of proprietary packaging machines, (ii) the installation of the machines at beverage customer locations under multi-year machinery use arrangements and
(iii) the development of proprietary beverage cartons with high-resolution graphics for use on those machines. The Company leases substantially all of its packaging machines to customers, typically under machinery use agreements with original terms of three to six years. The Company continues to shift its mix of packaging machinery placements from the U.S. to international markets. Packaging machinery placements during the year ended December 31, 1998 decreased approximately 20% when compared to the number of packaging machines placed during 1997. The Company expects an increase in the number of new packaging machinery placements in 1999, as well as an increase in beverage cartonboard tonnage as the number of packaging machines in service and the cartonboard throughput per machine increases. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Business Trends and Initiatives".

     The Company's packaging machines are designed to package Polyethylene Terephthalate ("PET") bottles and glass bottles, cans and other primary containers, using beverage cartons designed by the Company, made from the Company's CUK Board and converted into beverage cartons by the Company, its joint venture partners or its licensees. In order to meet customer requirements, the Company has developed an extensive portfolio of packaging machines consisting of several principal machinery lines. The Company's machines package cans and PET or glass bottles in a number of formats including baskets, clips, trays, wraps and fully enclosed cartons. These machines have packaging ranges from two to 36 cans per package and have the ability to package cans at speeds of up to 3,000 cans per minute. The Company also manufactures ancillary equipment, such as machines for taping cartons and placing coupons in cartons.

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

  Marketing and Distribution

     The Company markets its CUK Board and CUK Board-based products principally to multinational brewers, soft drink bottlers, food companies and other consumer products companies that use printed packaging for retail display, multiple packaging and shipment of their products. The Company also sells CUK Board in the open market to carrierboard and cartonboard converters. The Company markets CUK Board under the names Aqua-Kote(R), Pearl-Kote(R) and OmniKote(R).

     Carrierboard. In its carrierboard operations, the Company's major customers for beverage cartons include Anheuser-Busch Companies, Inc., Miller Brewing Company, numerous Coca-Cola bottling companies and PepsiCo, Inc. The Company also sells carrierboard in the open market to independent converters, including licensees of the Company's proprietary carton designs, for the manufacture of beverage cartons. During 1998, net sales to Anheuser-Busch Companies, Inc. represented 11% of the Company's total net sales.

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

  White Lined Chip Production

     The Company produces WLC at its Swedish Mill, which shipped approximately 138,200 tons of such board during 1998. WLC is used for a variety of folding carton applications principally throughout Europe.

  Competition

     There are only two major producers of CUK Board, the Company and Mead Corporation ("Mead"). The Company faces significant competition in its CUK Board business segment from Mead. Like the Company, Mead produces and converts CUK Board, designs and places packaging machinery with customers and sells CUK Board in the open market. The Company also faces competition from other manufacturers of packaging machinery.

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

CONTAINERBOARD

     In the United States, the Company manufactures containerboard -- linerboard, corrugating medium and kraft paper -- which is sold in the open market. Corrugating medium is combined with linerboard to make corrugated containers. Kraft paper is used primarily to make grocery bags and sacks. The Company's principal paper machines have the capacity to produce both linerboard and CUK Board. The Company has in the past used its CUK Board machines to produce linerboard and expects to continue to produce and sell linerboard to respond to changes in supply and demand in its businesses. The Company also continues to operate paper machines dedicated to the production of corrugating medium and kraft paper.

     In 1998, the Company shipped approximately 50,200 tons of linerboard from the Macon Mill and approximately 126,700 tons of corrugating medium, 33,800 tons of kraft bag paper and 15,800 tons of linerboard from its West Monroe Mill. The Company also shipped approximately 51,800 tons of various other paperboard products, principally off-specification coated board.

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

     In addition to the Company's U.S. Containerboard operations, the Company currently owns 50% of Igaras Papeis e Embalagens S.A. ("Igaras"), an integrated containerboard producer located in Brazil. The Company and Companhia Suzano Papel e Celulose, S.A. ("Suzano") each currently own 50% of the common stock of Igaras. Igaras operates two mills and three corrugated box plants and owns or leases approximately 176,000 acres of timberlands which are used exclusively for wood chip and energy requirements of the paper mills. In 1996 Igaras completed the construction of a multiple packaging plant in Brazil. At its mills, Igaras operates three paper machines primarily for the production of linerboard, with a fourth paper machine for production of corrugating medium. Igaras's total containerboard shipment in 1998 was approximately 397,500 tons. Igaras sold approximately 17% of its 1998 containerboard production in export markets. Igaras also sells linerboard, corrugating medium and corrugated boxes through direct sales offices in Brazil. Outside of Brazil, Igaras distributes linerboard primarily through independent sales representatives. In January 1998, Igaras acquired Ponte Nova Papeis e Embalagens Ltda. whose assets include two corrugated containers plants and a recycling pulp and paper plant. See Note 12 to the Consolidated Financial Statements of Igaras. On January 14, 1999, the Central Bank of Brazil changed the foreign exchange policy by eliminating the exchange rate band, which had been used as a means to control the fluctuation of the Brazilian currency ("Real") against the U.S. dollar. The exchange rate is now determined by market forces. As a consequence of such change, the Real suffered a significant devaluation related to the U.S. dollar during the beginning of 1999. At this time it is not practicable to determine whether or at what level the exchange rate will stabilize as well as the effect of such exchange rate fluctuation on Igaras' operations. See
Note 13 to the Consolidated Financial Statements of Igaras.

PATENTS, TRADEMARKS AND LICENSES

     The Company has a large patent portfolio, presently owning, controlling or holding rights to approximately 1,920 U.S. and foreign patents, with 1,930 patent applications currently pending. The Company's patents fall into two principal categories: packaging machinery and structural carton designs.

     The Company is a plaintiff in several actions against Mead claiming infringement of Riverwood patents for its packaging machines, as to which Mead has filed counterclaims asserting that the Riverwood patents are invalid. In the furthest advanced of these actions, on November 18, 1998, a federal court entered an order refusing to adopt a special master's recommended finding that the Riverwood patent in issue was invalid, and ruled that Mead had been unlawfully infringing Riverwood's patent. On February 16, 1999, Mead filed an appeal from that decision.

EMPLOYEES AND LABOR RELATIONS

     As of December 31, 1998, the Company had approximately 4,200 employees worldwide (excluding employees of joint ventures), approximately 3,000 of whom were members of unions and covered by collective bargaining agreements.

     There are four unions representing the Company's U.S. employees, one of which, the United Paperworkers International Union, is associated with the West Monroe Mill and converting facility where it represents approximately 1,200, and the Macon Mill where it represents 300 of the 400 employees, through three local unions.

     In the second quarter of 1998, the Company and the three unions at the Macon Mill signed a new six-year collective bargaining agreement. The contract runs through December 31, 2003. The new contract includes industry-average economic increases over six years and retains language that allows the Company to outsource work and sell mill assets.

     The current union contract covering the West Monroe Mill was negotiated and ratified by the union in February 1997 and covers the six-year period from March 1, 1997 to February 28, 2003. The contract covering employees at the adjacent converting plants was negotiated and ratified by the union in 1996 and covers the four-year period from September 1, 1996 through August 31, 2000.

     The Company's other U.S. converting plants, other than its converting facility in Perry, Georgia, are represented by unions. The Clinton, Mississippi converting plant contract was negotiated and ratified by the union in January 1997 and covers the six-year period from February 1, 1997 through January 31, 2003. The Cincinnati, Ohio converting plant completed a wage and benefit reopener negotiations for its labor agreement which covers the six-year period from February 1, 1995 through January 1, 2001. The Fort Akinson, Wisconsin converting plant labor agreement will be up for negotiation in September 1998.

     The Company's international employees are represented by unions in the United Kingdom, Sweden, France and Spain. As part of an ongoing restructuring of the Company's international folding carton converting operations, the Company expects to reduce its European workforce by approximately 300 employees in 1999.

ENVIRONMENTAL MATTERS

     The Company is committed to compliance with all applicable environmental laws and regulations throughout the world. Environmental law is, however, dynamic rather than static. As a result, costs, which are unforeseeable at this time, may be incurred when new laws are enacted, and when environmental agencies promulgate or revise rules and regulations.

     In late 1993, the U.S. Environmental Protection Agency proposed regulations (generally referred to as the "cluster rules") that would mandate more stringent controls on air and water discharges from United

States pulp and paper mills. The cluster rules were promulgated in April 1998, and the Company estimates that the capital spending that may be required to comply with the cluster rules could reach $55 million to be spent at its two U.S. paper mills over a seven-year period beginning in 1999.

     In late 1995, the Louisiana Department of Environmental Quality ("DEQ") notified the Predecessor of potential liability for the remediation of hazardous substances at a wood treatment site in Shreveport, Louisiana that the Predecessor or its predecessors previously operated, and at a former oil refinery site in Caddo Parish, Louisiana which is on land that the Company currently owns. In response to these notices, the Company has provided additional information concerning these sites and has commenced its own evaluation of any claims and remediation liabilities for which it may be responsible. Subsequent to receipt in May 1996 of a Special Demand Letter from DEQ to remediate the site in Shreveport, the Company entered into an agreement with DEQ to perform a soil and groundwater investigation at the site. The Company expects this investigation to be completed during 1999. In September 1996, the Company received a Special Demand Letter from DEQ to remediate the site in Caddo Parish. The Company performed a waste inventory and treatability study at the site and is discussing with DEQ its responsibility and the participation of other potentially responsible parties at the site, as well as remediation options at the site.

     The Company is involved in environmental remediation projects for certain properties currently owned or operated by the Company, certain properties divested by the Company for which responsibility was retained and waste sites where waste was shipped by predecessors of the Company or for which the Company might have corporate successor liability. Certain of these projects are being carried out under federal and state statutes, such as the Comprehensive Environmental Response, Compensation and Liability Act and the state law counterparts. The Company's costs in some instances cannot be reliably estimated until the remediation process is substantially underway or liability at multiparty sites has been addressed. To address these contingent environmental costs, the Company has accrued reserves when such costs are probable and can be reasonably estimated. The Company believes that, based on current information and regulatory requirements, the accruals established by the Company for environmental expenditures are adequate. Based on current knowledge, to the extent that additional costs may be incurred that exceed the accrued reserves, such amounts are not expected to have a material impact on the results of operations, cash flows or financial condition of the Company, although no assurance can be given that material costs will not be incurred in connection with clean-up activities at these properties, including the Shreveport and Caddo Parish sites referred to above.

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

                                             APPROX. NO. OF
                                              SQ. FEET OF           PRINCIPAL PRODUCTS MANUFACTURED
TYPE OF FACILITY AND LOCATION(1)              FLOOR SPACE                 OR USE OF FACILITY
--------------------------------             --------------   -------------------------------------------
PAPERBOARD MILLS:
West Monroe, LA............................    1,535,000      CUK Board; linerboard; corrugating medium;
                                                              kraft paper
Macon, GA..................................      756,000      CUK Board; linerboard
Norrkoping, Sweden.........................      417,000      White lined chip board

CONVERTING PLANTS:
West Monroe, LA (2 plants).................      621,000      Beverage carriers
Cincinnati, OH.............................      241,800      Beverage carriers
Clinton, MS................................      210,000      Beverage carriers
Perry, GA(2)...............................      130,000      Beverage carriers
Ft. Atkinson, WI...........................      120,000      Beverage carriers
Bristol, Avon, United Kingdom..............      428,000      Beverage carriers; folding cartons
Igualada, Barcelona, Spain.................      131,000      Beverage carriers; folding cartons
Beauvois en Cambresis, France..............       70,000      Folding cartons
Le Pont de Claix, France...................      120,000      Folding cartons

PACKAGING MACHINERY/OTHER:
Crosby, MN.................................      188,000      Packaging machinery engineering design and
                                                              manufacturing
Marietta, GA...............................       64,000      PDC -- Research and development; packaging
                                                              machinery engineering design and carton
                                                              engineering design
Igualada, Barcelona, Spain.................       12,000      Packaging machinery engineering design and
                                                              manufacturing

---------------

(1) The Company leases the facilities in Marietta, Georgia; Clinton, Mississippi (part only); Beauvois en Cambresis, France; and Le Pont De Claix, France. All other facilities listed are owned by the Company.
(2) The facility located in Perry, Georgia is leased from the Middle Georgia Regional Development Authority in consideration of the issuance of industrial development bonds by such entity.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a party to a number of lawsuits arising out of the ordinary conduct of its business. While there can be no assurance as to their ultimate outcome, the Company does not believe that these lawsuits will have a material impact on the results of operations, cash flows or financial condition of the Company.

     On December 6, 1995, Forrest Kelly Clay, a former shareholder of the Predecessor, commenced a purported class action lawsuit in the United States District Court for the Northern District of Georgia, against the Company and certain of its officers (the "Individual Defendants," and together with the Company, the "Defendants"). In his complaint, Clay generally alleged that the Defendants violated the federal securities laws by disseminating misleading statements and by omissions concerning the strategic alternatives that the Predecessor was considering, including its potential sale to a third-party investor. The complaint also alleged that the Individual Defendants, through their exercise of stock appreciation rights ("SARs"), violated the federal securities laws by trading in the Predecessor's securities while in possession of material, non-public information. The complaint generally sought damages in an unspecified amount, as well as other relief. On June 2, 1997, the court granted the Defendants' Motion for Summary Judgment and dismissed the action in its entirety. The court based its ruling on the facts that (i) none of the statements attributable to the Company concerning its review of the strategic alternatives was false and (ii) there was no causal relationship between plaintiff's purchase of Riverwood common stock and the Individual Defendants' exercise of SARs. On October 14, 1998, the U.S. Court of Appeals for the Eleventh Circuit affirmed the dismissal. The Court of Appeals ruled that (i) none of the statements attributable to the Company concerning its review of strategic alternatives was false and (ii) the SARs were not securities. On November 5, 1998, Clay filed a motion seeking rehearing en banc. The court has not yet ruled on that motion.

     On August 21, 1998, William D. Tatum, C. Steven Clark, Thomas W. Brabston, Sr., and Joe O. Harper, Jr. ("Plaintiffs"), all former employees of the Company, commenced a purported class action lawsuit in the Superior Court of Fulton County, Georgia, against the Company and certain current and former officers of the Company. In the complaint, Plaintiffs alleged generally that the Company and such officers (1) breached the terms of the contracts between Plaintiffs and the Predecessor governing Premium Stock Appreciation Rights ("PSARs") as a result of a suspension requested on August 23, 1995, (2) breached an implied covenant of good faith and fair dealing in connection with both the suspension and the lifting of that suspension and (3) engaged in fraud and negligent misrepresentation in connection with the lifting of the suspension by (a) failing to tell Plaintiffs that certain officers of the Predecessor were planning to exercise PSARs on September 21, 1995 and (b) failing to inform Plaintiffs of the status of the Predecessor's review of strategic alternatives as of September 21, 1995. Plaintiffs sought (i) an order granting class certification, (ii) an award of compensatory damages, (iii) pre-judgment interest, (iv) punitive damages in an amount to be determined by the jury and
(v) litigation expenses, including attorneys' fees. The defendants have answered the complaint. In addition, on October 16, 1998, the defendants moved to strike the class allegations in the complaint, and, on October 30, 1998, moved to dismiss the complaint. On January 6, 1999, the court granted the motion to strike the class allegations and denied the motion to dismiss the complaint. One additional plaintiff has been added. The parties are now engaged in discovery.

     The Company is a plaintiff in several actions against Mead claiming infringement of Riverwood patents for its packaging machines, as to which Mead has filed counterclaims asserting that the Riverwood patents are invalid. In the furthest advanced of these actions, on November 18, 1998, a federal court entered an order refusing to adopt a special master's recommended finding that the Riverwood patent in issue was invalid, and ruled that Mead had been unlawfully infringing Riverwood's patent. On February 16, 1999, Mead filed an appeal from that decision.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1998, there were no matters submitted to a vote of security holders.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     There is no established public trading market for the Class A Common Stock or Class B Common Stock of Holding. The shares of Class A Common Stock and Class B Common Stock were held of record by 59 stockholders and one stockholder, respectively, at December 31, 1998. Holding did not pay any dividends on either class of Common Stock during 1998, 1997 or 1996. The Company's debt instruments restrict the ability of the Company to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Financial Condition, Liquidity and Capital Resources -- Covenant Restrictions."

ITEM 6.  SELECTED FIVE-YEAR FINANCIAL DATA

     On March 27, 1996, Holding, through its wholly-owned subsidiaries, acquired all of the outstanding shares of common stock of RIC. The purchase method of accounting was used to record assets acquired and liabilities assumed by Holding. As a result of the Merger, purchase accounting and the effect of the disposition of substantially all of the U.S. Timberlands/Wood Products business segment (see Notes 1 and 25 in Notes to Consolidated Financial Statements) and certain Other Costs of the Predecessor, the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since the financial statements report results of operations and cash flows of these two separate entities.

                                                      COMPANY                                    PREDECESSOR
                                     ------------------------------------------   ------------------------------------------
                                                                   NINE MONTHS    THREE MONTHS
                                      YEAR ENDED     YEAR ENDED       ENDED          ENDED        YEAR ENDED     YEAR ENDED
                                     DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    MARCH 27,     DECEMBER 31,   DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                1998           1997           1996           1996           1995           1994
-------------------------            ------------   ------------   ------------   ------------   ------------   ------------
INCOME (LOSS)
Net Sales..........................   $1,135,569     $1,138,854     $  852,112     $  293,649     $1,342,304     $1,282,788
Income from Operations(a)(b).......       27,678          6,912          1,419         15,650        133,137        154,187
(Loss) Income from Continuing
  Operations.......................     (140,304)      (146,957)      (130,362)        (2,050)        45,538         10,249
Income from Discontinued
  Operations(a)....................           --             --         35,546             --             --             --
Net (Loss) Income(a)(c)(d).........     (140,304)      (152,473)      (105,136)        (2,050)        45,538          2,377
FINANCIAL POSITION
  (as of period end)
Total Assets.......................   $2,417,601     $2,606,185     $2,671,487     $2,206,206     $2,201,328     $2,102,292
Long-Term Debt, less current
  portion..........................    1,680,415      1,712,944      1,567,259      1,063,798      1,053,794        994,770
Redeemable Common Stock............        6,074          6,045          9,390             --             --             --
Shareholders' Equity...............      336,900        479,434        654,209        557,487        562,310        516,251
ADDITIONAL DATA
Additions to Property, Plant and
  Equipment(f).....................   $   48,551     $  142,314     $  132,286     $   44,074     $  170,085     $  240,222
Research, Development and
  Engineering Expense..............        5,570          5,171          7,339          2,031          9,909          9,356
EBITDA(a)(g).......................      203,458        165,927        148,560         56,133        263,707        210,164

---------------

Notes:

(a) On October 18, 1996, the Company sold substantially all of the assets of the U.S. Timberlands/Wood Products business segment for approximately $550 million in cash. The operating results for the U.S. Timberlands/Wood Products business segment have been classified as discontinued operations for the nine months ended December 31, 1996. Discontinued operations of the U.S. Timberlands/Wood Products business segment have not been reclassified in the Predecessor's Statement of Operations. See Note 25 in Notes to Consolidated Financial Statements for results of operations of the U.S. Timberlands/Wood Products business segment for periods prior to the date of the sale.

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

(c) Net (Loss) Income for the year ended December 31, 1997, the nine months ended December 31, 1996 and the year ended December 31, 1994, included an Extraordinary Loss on Early Extinguishment of Debt of $2.5 million, $10.3 million and $7.9 million, respectively, net of applicable tax, as described in Note 22 of the Notes to Consolidated Financial Statements.

(d) Net (Loss) Income for the year ended December 31, 1997, included a charge of $3.1 million, net of tax, for the cumulative effect of a change in accounting for computer systems development project costs (see Note 23 in Notes to Consolidated Financial Statements).

(e) Net (Loss) for the year ended December 31, 1998, included a charge of $25.6 million for the global restructuring program which is focused in the Company's European operations (see Note 27 in Notes to Consolidated Financial Statements).

(f) Includes amounts invested in packaging machinery and capitalized interest. Additions in 1995 and 1994 included $13.2 million and $7.8 million, respectively, related to the acquisition of businesses.

(g) EBITDA is defined as consolidated net income (exclusive of non-cash charges resulting from purchase accounting during the periods subsequent to the Merger) before consolidated interest expense, consolidated income taxes, consolidated depreciation and amortization, cost of timber harvested and other non-cash charges deducted in determining consolidated net income and extraordinary items and the cumulative effect of accounting changes and earnings of, but including dividends from, non-controlled affiliates. EBITDA excludes (i) equity earnings of Igaras from the Company's investment in Igaras but includes dividends actually received from Igaras, (ii) Other Costs of the Predecessor (see Note 18 in Notes to Consolidated Financial Statements) and (iii) Purchased Asset Costs resulting from purchase accounting for periods subsequent to the Merger. The Company believes that EBITDA provides useful information regarding the Company's debt service ability, but should not be considered in isolation or as a substitute for the Consolidated Statements of Operations or cash flow data.

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

     Certain expenses and costs are excluded from the Company's Net (Loss) in determining EBITDA (as defined below), including amortization, depreciation or expenses associated with the write-up of inventory, fixed assets and intangible assets in accordance with APB 16 and APB Opinion No. 17, "Intangible Assets," collectively referred to as the "Purchased Asset Costs".

     During the year ended December 31, 1998, the Company's Income from Operations included Purchased Asset Costs as follows:

(IN THOUSANDS OF DOLLARS)                            COATED BOARD   CONTAINERBOARD    TOTAL
-------------------------                            ------------   --------------   -------
Cost of Sales (excl. depreciation exp.)............    $   672          $   --       $   672
Depreciation expense...............................     18,232           3,644        21,876
Amortization of intangible assets..................      4,511              --         4,511
                                                       -------          ------       -------
Net impact on income from operations...............    $23,415          $3,644       $27,059
                                                       =======          ======       =======

     During the year ended December 31, 1997, the Company's Income from Operations included Purchased Asset Costs as follows:

(IN THOUSANDS OF DOLLARS)                            COATED BOARD   CONTAINERBOARD    TOTAL
-------------------------                            ------------   --------------   -------
Cost of Sales (excl. depreciation exp.)............    $ 3,934          $   --       $ 3,934
Depreciation expense...............................     19,311           3,644        22,955
Amortization of intangible assets..................      5,588              --         5,588
                                                       -------          ------       -------
Net impact on income from operations...............    $28,833          $3,644       $32,477
                                                       =======          ======       =======

     During the nine-month period ended December 31, 1996, the Company's Income from Operations included Purchased Asset Costs as follows:

(IN THOUSANDS OF DOLLARS)                            COATED BOARD   CONTAINERBOARD    TOTAL
-------------------------                            ------------   --------------   -------
Cost of Sales (excl. depreciation exp.)............    $   581          $   --       $   581
Depreciation expense...............................     10,472           2,687        13,159
Amortization of intangible assets..................      2,576              --         2,576
                                                       -------          ------       -------
Net impact on income from operations...............    $13,629          $2,687       $16,316
                                                       =======          ======       =======

SALE OF U.S. TIMBERLANDS/WOOD PRODUCTS

     On October 18, 1996, the Company sold substantially all of the assets of its U.S. Timberlands/Wood Products business segment for approximately $550 million in cash. In addition, the buyer, assumed certain specified preclosing liabilities. Under the terms of the agreement for such sale, the Company and the buyer, Plum Creek Timber Company, L.P., entered into a 20-year supply agreement with a 10-year renewal option for the purchase by the Company, at market-based prices, of a majority of the West Monroe Mill's requirements for pine pulpwood and residual chips, as well as a portion of the Company's needs for hardwood pulpwood at the West Monroe Mill. The Company did not realize any gain or loss on the sale. The operating results for the U.S. Timberlands/Wood Products business segment were classified as discontinued operations for periods beginning March 28, 1996 and ending October 18, 1996 (the date of the sale) in the Consolidated Statements of Operations. Discontinued operations have not been segregated in the Statements of Cash Flows nor have they been reclassified as discontinued operations in the Predecessor's Consolidated Statements of Operations and Consolidated Balance Sheets.

OTHER COSTS OF PREDECESSOR

     Prior to March 28, 1996, the Predecessor incurred expenses associated with stock-based compensation plans, expenses related to RIC's review of strategic alternatives and provision for environmental reserves. These expenses were classified as Other Costs on the Predecessor's Consolidated Statements of Operations. Stock-based compensation expense was allocated to each of the business segments based upon the responsibility of the individuals holding or exercising the stock incentive benefits. During the three months ended March 27, 1996, $1.2 million, $0.1 million, $0.2 million and $0.8 million of stock-based compensation expenses were allocated to the Coated Board, Containerboard and U.S. Timberlands/Wood Products business segments and Corporate and Eliminations, respectively. Expenses related to RIC's review of strategic alternatives and environmental reserves were included in Corporate for business segment reporting purposes.

GENERAL

     The Company reports its results in two business segments: Coated Board and Containerboard. The operating results of the U.S. Timberlands/Wood Products business segment have been classified as discontinued operations for the period beginning March 28, 1996 through the date of the sale. The results of the operations of the U.S. Timberlands/Wood Products business segment have not been classified as discontinued operations in the Predecessor's Consolidated Statements of Operations for periods prior to the Merger. The Coated Board business segment includes (i) the production and sale of CUK Board for packaging cartons from the Macon Mill and the West Monroe Mill, and WLC board from its Swedish Mill; (ii) converting operations facilities in the United States, Australia (up to the date of sale) and Europe; and (iii) the design, manufacture and installation of packaging machinery related to the assembly of beverage cartons. The Containerboard business segment includes the production and sale of linerboard, corrugating medium and kraft paper from paperboard mills in the United States. The discontinued U.S. Timberlands/Wood Products business segment included timberlands and operations engaged in the supply of pulpwood to the West Monroe Mill from the Company's former U.S. timberlands, as well as the manufacture and sale of lumber and plywood.

     The table below sets forth Net Sales, Income from Operations and EBITDA. EBITDA is defined as consolidated net income (exclusive of non-cash charges resulting from purchase accounting during the periods subsequent to the Merger) before consolidated interest expense, consolidated income taxes, consolidated depreciation and amortization, cost of timber harvested and other non-cash charges deducted in determining consolidated net income and extraordinary items and the cumulative effect of accounting changes and earnings of, but including dividends from, non-controlled affiliates. EBITDA excludes (i) equity earnings of Igaras from the Company's investment in Igaras but includes dividends actually received from Igaras, (ii) Other Costs of the Predecessor (see Note 18 in Notes to Consolidated Financial Statements), and (iii) Purchased Asset Costs resulting from purchase accounting for periods subsequent to the Merger. The Company believes that EBITDA provides useful information regarding the Company's debt service ability, but should not be considered in isolation or as a substitute for the Consolidated Statements of Operations or cash flow data.

                                                                           COMPANY                    PREDECESSOR
                                                           ----------------------------------------  -------------
                                                                                       NINE MONTHS   THREE MONTHS
                                                            YEAR ENDED    YEAR ENDED      ENDED          ENDED
                                                           DECEMBER 31,  DECEMBER 31,  DECEMBER 31,    MARCH 27,
(IN THOUSANDS OF DOLLARS)                                      1998          1997          1996          1996
---------------------------------------------------------  ------------  ------------  ------------  -------------
Net Sales (Segment Data):
  Coated Board...........................................   $1,055,270    $1,029,493    $  749,688    $   234,608
  Containerboard.........................................       80,299       109,361       102,424         25,496
  U.S. Timberlands/Wood Products.........................           --            --            --         37,336
  Intersegment Eliminations..............................           --            --            --         (3,791)
                                                            ----------    ----------    ----------    -----------
Net Sales................................................   $1,135,569    $1,138,854    $  852,112    $   293,649
                                                            ==========    ==========    ==========    ===========
Income (Loss) from Operations (Segment Data):
  Coated Board...........................................   $   78,752    $   64,819    $   54,976    $    24,638
  Containerboard.........................................      (23,682)      (41,244)      (30,969)        (5,955)
  U.S. Timberlands/Wood Products.........................           --            --            --         13,868
  Corporate and Eliminations.............................      (27,392)      (16,663)      (22,588)       (16,901)
                                                            ----------    ----------    ----------    -----------

Income from Operations...................................   $   27,678    $    6,912    $    1,419    $    15,650
                                                            ==========    ==========    ==========    ===========

                                                                 COMPANY                     PREDECESSOR
                                                ------------------------------------------   ------------
                                                                              NINE MONTHS    THREE MONTHS
                                                 YEAR ENDED     YEAR ENDED       ENDED          ENDED
                                                DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    MARCH 27,
(IN THOUSANDS OF DOLLARS)                           1998           1997           1996           1996
-------------------------                       ------------   ------------   ------------   ------------
EBITDA (Segment Data):
  Coated Board................................   $  225,191     $  187,589      $135,449       $ 47,174
  Containerboard..............................       (8,965)       (15,544)      (15,624)        (1,242)
  U.S. Timberlands/Wood Products..............           --             --        44,805         16,766
  Corporate and Eliminations..................      (12,768)        (6,118)      (16,070)        (6,565)
                                                 ----------     ----------      --------       --------
EBITDA........................................   $  203,458     $  165,927      $148,560       $ 56,133
                                                 ==========     ==========      ========       ========

BUSINESS TRENDS AND INITIATIVES

     The Company's cash flow from operations and EBITDA are influenced by sales volume and selling prices for its products and raw material costs, and are affected by a number of significant business, economic and competitive factors. Many of these factors are not within the Company's control. Historically, in the Coated Board business segment, the Company has experienced stable pricing for its integrated beverage carton products, and moderate cyclical pricing for its folding cartonboard, which is principally sold in the open market. The Company's folding cartonboard sales are affected by competition from competitors' CUK Board and other substrates - SBS, CCN and, internationally, WLC -- as well as by general market conditions. In the Containerboard business segment, conditions in the cyclical worldwide commodity paperboard markets have a substantial impact on the Company's Containerboard sales.

     The Company is pursuing a number of long-term initiatives designed to improve productivity and profitability while continuing to implement its Coated Board business strategy. In June 1997, the Company completed the upgrade of the second Macon Mill paperboard machine to begin CUK Board production. During 1998, the Company produced approximately 161,400 tons of CUK Board on the second Macon Mill paperboard machine. In addition, approximately 19,800 tons of linerboard was produced on this paper machine during 1998. The Company took 72 days of market and maintenance downtime during 1998, of which 41 days occurred in the fourth quarter, principally at the second Macon Mill paperboard machine. The Company expects that the second Macon Mill paperboard machine will be able to produce a full capacity tonnage of reduced caliper CUK Board of approximately 250,000 tons annually by June 1999. The Company's previous full capacity tonnage estimate of 275,000 tons annually was based on higher caliper (and thus relatively heavier) CUK Board that the Company had planned to produce on the second Macon Mill paperboard machine. The Company has recently shifted to producing reduced caliper CUK Board principally to improve product quality to customers. In addition, the Company has taken actions to increase open market folding cartonboard sales volume, undertaken a profit center reorganization of its operations, implemented a number of cost saving measures and effected several management changes and, as part of its ongoing reevaluation of current operations and assets, has lowered planned capital expenditures. However, the Company does expect capital expenditures to increase approximately 45% in 1999 as the Company invests to improve its process capabilities. The Company continues to evaluate its current operations and assets with a view to rationalizing its operations and improving profitability, in particular with respect to its international converting assets and strategy. As part of this effort, the Company initiated a $25.6 million global restructuring program in the fourth quarter of 1998 aimed at achieving annualized savings of approximately $20 million when fully implemented. The global restructuring program is focused in the Company's European operations, and is expected to be completed by the end of 1999. See "-- Liquidity and Capital
Resources -- Financing Sources and Cash Flows."

     The Company continues to shift its mix of packaging machinery placements from the U.S. to international locations. Packaging machinery placements during 1998 decreased approximately 20% compared to 1997. The Company has been and will continue to be more selective in future packaging machinery placements to ensure appropriate returns. Currently, the Company is introducing some new machines in its Marksman, Quikflex and Autoflex families. The Company expects an increase in new packaging machinery placements during 1999. The Company expects an increase in beverage cartonboard tonnage in 1999 as the number of packaging machines in service and the cartonboard throughput per machine increases.

OUTLOOK

     The Company expects that its 1999 full year EBITDA will significantly exceed its 1998 EBITDA, although no assurance can be given in this regard. The achievement of this expectation is dependent upon (among other things) a number of profit improvement initiatives, including increasing coated board sales volumes above 1998 levels, improvements in international converting operations, improving U.S. mill throughput as the successful start-up of the second Macon Mill paper machine continues, continued cost savings from actions taken to date and selling price improvements for containerboard products. The Company expects that it will achieve continued sales volume increases in its folding cartonboard markets and in its international beverage and U.S. soft drink carton markets in 1999 while its U.S. beer carton volume is expected to be flat, consistent with the overall beer market, though no assurance can be given that this volume growth will be achieved. However, the Company anticipates that growth in coated board volumes could slow and margins could be reduced due to excess global industry capacity and recent price declines in competing substrates, particularly SBS.

     In early 1999, Coated Board orders and shipments are in equilibrium. Consistent with other years, the Company built-up approximately 20,000 tons of beverage carrierboard in the fourth quarter of 1998, in preparation for the 1999 beverage season.

1998 COMPARED WITH 1997

RESULTS OF OPERATIONS

     The following discussion of the Company's results of operations is based upon the years ended December 31, 1998 and 1997, including the net effects of Purchased Asset Costs made in these periods. In all previous reports filed subsequent to the Merger and prior to the first quarter of 1998, results of operations were provided on a pro forma basis exclusive of the net effects of Purchased Asset Costs in order to present the Company's results of operations on a basis comparable to those of the Predecessor. Accordingly, the year ended December 31, 1997 includes the net effects of Purchased Asset Costs.

                                                             YEAR ENDED    (DECREASE)    YEAR ENDED
                                                            DECEMBER 31,   FROM PRIOR   DECEMBER 31,
                (IN THOUSANDS OF DOLLARS)                       1998          YEAR          1997
                -------------------------                   ------------   ----------   ------------
Net Sales (Segment Data):
  Coated Board............................................   $1,055,270         2.5%     $1,029,493
  Containerboard..........................................       80,299       (26.6)        109,361
                                                             ----------                  ----------
Net Sales.................................................    1,135,569        (0.3)      1,138,854
Cost of Sales.............................................      936,957        (6.3)      1,000,391
                                                             ----------                  ----------
Gross Profit..............................................      198,612        43.4         138,463
Selling, General and Administrative.......................      112,117        (3.8)        116,581
Research, Development and Engineering.....................        5,570         7.7           5,171
Impairment Loss...........................................       15,694         N/A              --
Restructuring Charge......................................       25,580         N/A              --
Other Expense, net........................................       11,973        22.2           9,799
                                                             ----------                  ----------
Income from Operations....................................   $   27,678       300.4      $    6,912
                                                             ==========                  ==========
Income (Loss) from Operations (Segment Data):
  Coated Board............................................   $   78,752        21.5%     $   64,819
  Containerboard..........................................      (23,682)       42.6         (41,244)
  Corporate...............................................      (27,392)      (64.4)        (16,663)
                                                             ----------                  ----------
Income from Operations....................................   $   27,678       300.4      $    6,912
                                                             ==========                  ==========

PAPERBOARD SHIPMENTS

     The following represents shipments of Coated Board and Containerboard to outside customers. Shipments of Coated Board represent sales to customers of beverage carrierboard, folding cartonboard and WLC (other than from the Swedish
Mill). Shipments from the Swedish Mill represent sales to customers of WLC produced at this mill. Shipments of Containerboard represent sales to customers of linerboard, corrugating medium kraft paper and various other items, principally off-specification coated board. Total shipments for the years ended December 31, 1998 and 1997 were as follows:

                   (IN THOUSANDS OF TONS)                      1998      1997
                   ----------------------                     -------   -------
Coated Board................................................  1,020.7     933.1
Swedish Mill................................................    138.2     143.0
Containerboard..............................................    278.5     421.6
                                                              -------   -------
                                                              1,437.4   1,497.7
                                                              =======   =======

NET SALES

     As a result of the factors described below, the Company's Net Sales in 1998 decreased by $3.3 million, or 0.3 percent, compared with 1997. Net Sales in the Coated Board business segment increased by $25.8 million in 1998, or 2.5 percent, to $1,055.3 million from $1,029.5 million in 1997, due primarily to increased sales volume in international and U.S. beverage markets and U.S. folding cartonboard markets combined with improved selling prices in U.S. beverage markets. These improvements were offset somewhat by an unfavorable shift in product mix and lower sales volume in international folding cartonboard markets and the negative impact of foreign currency translation associated with the strengthening of the U.S. dollar. Net Sales in the Containerboard business segment decreased $29.1 million, or 26.6 percent, to $80.3 million in 1998 from $109.4 million in 1997, due principally to a continued reduction in linerboard production in favor of coated board production offset by slightly improved selling prices in the corrugating medium markets.

GROSS PROFIT

     As a result of the factors discussed below, the Company's Gross Profit for 1998 increased $60.1 million, or 43.4 percent, to $198.6 million from $138.5 million in 1997. The Company's gross profit margin increased to 17.5 percent for 1998 from 12.2 percent in 1997. Gross Profit in the Coated Board business segment increased by $40.8 million, or 23.3 percent, to $215.8 million in 1998 as compared to $175.0 million in 1997, while its gross profit margin increased to 20.5 percent in 1998 from 17.0 percent in 1997. This increase in gross profit resulted principally from overall cost reductions and increased sales volume in international and U.S. beverage markets and U.S. folding cartonboard markets combined with improved selling prices in U.S. beverage markets, offset somewhat by the negative impact of foreign currency translation associated with the strengthening of the U.S. dollar as well as an unfavorable shift in product mix and lower sales volume in international folding cartonboard markets. In the Containerboard business segment, Gross Profit increased $18.4 million to a loss of $17.4 million in 1998 as compared to a loss in 1997 of $35.8 million due principally to a continued reduction in linerboard production in favor of coated board production, downtime taken during the year, and overall cost reductions, offset by slightly improved selling prices in the corrugating medium markets.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, General and Administrative expenses decreased $4.5 million, or 3.8 percent, to $112.1 million in 1998 as compared to $116.6 million in 1997, and as a percentage of Net Sales, decreased from 10.2 percent in 1997 to 9.9 percent in 1998. This decrease was due primarily to Company cost reduction initiatives which continued through 1998, offset somewhat by incremental costs relating to the implementation of a new computerized information system (see"-- Liquidity and Capital Resources -- Upgrade of Information Systems and Year 2000 Compliance").

RESEARCH, DEVELOPMENT AND ENGINEERING

     Research, Development and Engineering expenses increased by $0.4 million, or 7.7 percent, to $5.6 million in 1998 from $5.2 million in 1997.

IMPAIRMENT LOSS

     The Company recorded an impairment loss of $15.7 million in 1998 due to a write-down of packaging machines in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of " ("SFAS 121"). The fair value of the machines was determined based on expected future lease revenues and potential disposition.

RESTRUCTURING CHARGE

     The Company recorded a charge of $25.6 million in the fourth quarter of 1998 to accrue for the closing costs relating primarily to the restructuring of its European operations, primarily the ongoing rationalization of its international folding carton converting operations (see "-- Liquidity and Capital Resources -- Financing Sources and Cash Flows").

OTHER EXPENSE, NET

     Other Expense, net, increased by approximately $2.2 million, or 22.2 percent, to $12.0 million in 1998, due mainly from a write-off of packaging machine deferred design costs.

INCOME FROM OPERATIONS

     Primarily as a result of the factors discussed above, the Company's Income from Operations in 1998 increased by $20.8 million, or 300.4 percent, to $27.7 million from $6.9 million in 1997, while the Company's operating margin increased to 2.4 percent in 1998 from 0.6 percent in 1997. Income from Operations in the Coated Board business segment increased $13.9 million, or 21.5 percent, to $78.8 million in 1998 from $64.8 million in 1997, while the operating margin increased to 7.5 percent in 1998 from 6.3 percent in 1997, primarily as a result of the factors described above. (Loss) from Operations in the Containerboard business segment increased $17.6 million to a loss of $23.4 million in 1998 from a (Loss) from Operations of $41.2 million in 1997, primarily as a result of the factors described above.

FLUCTUATIONS IN U.S. CURRENCY EXCHANGE RATES

     Fluctuations in U.S. dollar currency exchange rates impacted Net Sales, Gross Profit, and Income from Operations as described above. However, these fluctuations did not have a significant impact on operating expenses during 1998 or 1997.

INTEREST INCOME, INTEREST EXPENSE, INCOME TAXES, EQUITY IN NET EARNINGS OF AFFILIATES, DISCONTINUED OPERATIONS, EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT AND CHANGE IN ACCOUNTING PRINCIPLE.

INTEREST INCOME

     Interest Income increased slightly to $1.3 million in 1998 from $1.1 million in 1997.

INTEREST EXPENSE

     Interest Expense increased $5.8 million to $178.0 in 1998 from $172.2 million in 1997 resulting principally from a shift in existing debt toward higher coupon debt. During 1998 and 1997, the Company capitalized interest of $1.4 million and $3.5 million, respectively. Amortization of deferred debt issuance costs, exclusive of the amount recognized as an extraordinary loss on early extinguishment of debt (see "-- Extraordinary Loss on Early Extinguishment of Debt"), was $10.3 million and $11.8 million for 1998 and 1997, respectively.

INCOME TAX (BENEFIT) EXPENSE

     During 1998, the Company recognized an income tax (benefit) of $0.6 million on a Loss from Continuing Operations before Income Taxes and Equity in Net Earnings of Affiliates of $149.1 million. During 1997, the Company recognized an income tax expense of $5.6 million on a Loss from Continuing Operations before Income Taxes and Equity in Net Earnings of Affiliates of $164.2 million. These expenses differed from the statutory federal income tax rate primarily because of valuation allowances established on net operating loss carryforward tax assets in the U.S. and certain international locations where the realization of such benefits is less likely than not.

EQUITY IN NET EARNINGS OF AFFILIATES

     Equity in Net Earnings of Affiliates is comprised primarily of the Company's equity in net earnings of Igaras, which is accounted for under the equity method of accounting. Equity in Net Earnings of Affiliates decreased $14.7 million, or 64.4 percent, to $8.2 million in 1998 from $22.9 million in 1997 resulting from an overall downturn in the Brazilian markets, as well as additional expenses incurred by Igaras relating to the purchase of three additional facilities during the first quarter of 1998.

     During 1998 and 1997, the Company received net dividends from Igaras of approximately $5.4 million and $4.0 million, respectively, net of taxes of $0.9 million and $0.7 million, respectively. Under the Igaras joint venture agreement, Igaras is required to pay dividends equal to at least 25 percent of its net profits. Additionally during 1998 and 1997, the Company received net dividends from its equity investments other than Igaras of $0.7 million and $1.2 million, respectively.

     On January 14, 1999, the Central Bank of Brazil changed the foreign exchange policy by eliminating the exchange rate band, which had been used as a means to control the fluctuation of the Real against the U.S. dollar. The exchange rate is now determined by market forces. As a consequence of such change, the Real suffered a significant devaluation related to the U.S. dollar during the beginning of 1999. At this time, it is not practicable to determine whether or at what level the exchange rate will stabilize as well as the effect of such exchange rate fluctuations on Igaras' operations. See Note 13 to the Consolidated Financial Statements of Igaras.

1997 COMPARED WITH 1996

RESULTS OF OPERATIONS

     The following is a discussion of the Company's results of operations on a pro forma basis. The discussion is based upon the year ended December 31, 1997, including the net effects of Purchased Asset Costs made in this period, in comparison to the nine-month period ended December 31, 1996, including the net effects of Purchased Asset Costs made in this period, plus the three-month period ended March 27, 1996, (i) exclusive of Other Costs of the Predecessor and the U.S. Timberlands/Wood Products business segment results of operations and
(ii) adjusted to include the net effects of Purchased Asset Costs as if the Merger occurred on January 1, 1996 (the "Year ended December 31, 1996"). In all previous reports filed subsequent to the Merger and prior to the first quarter of 1998, results of operations were provided on a pro forma basis exclusive of the net effects of Purchased Asset Costs in order to present the Company's results of operations on a basis comparable to those of the Predecessor. Accordingly, the year ended December 31, 1997 and the nine months ended December 31, 1996 have been restated to include the net effects of Purchased Asset Costs.

                                                                           % INCREASE    PRO FORMA
                                                             YEAR ENDED    (DECREASE)    YEAR ENDED
                                                            DECEMBER 31,   FROM PRIOR   DECEMBER 31,
                (IN THOUSANDS OF DOLLARS)                       1997          YEAR          1996
                -------------------------                   ------------   ----------   ------------
Net Sales (Segment Data):
  Coated Board............................................   $1,029,493        4.6%      $  984,296
  Containerboard..........................................      109,361      (14.5)         127,920
                                                             ----------                  ----------
Net Sales.................................................    1,138,854        2.4        1,112,216
Cost of Sales.............................................    1,000,391        5.0          953,098
                                                             ----------                  ----------
Gross Profit..............................................      138,463      (13.0)         159,118
Selling, General and Administrative.......................      116,581      (10.9)         130,821
Research, Development and Engineering.....................        5,171      (44.7)           9,349
Other Expense, net........................................        9,799      (15.2)          11,551
                                                             ----------                  ----------
Income from Operations....................................   $    6,912       (6.6)      $    7,397
                                                             ==========                  ==========
Income (Loss) from Operations (Segment Data):
  Coated Board............................................   $   64,819      (13.7)%     $   75,068
  Containerboard..........................................      (41,244)      (9.4)         (37,715)
  Other...................................................      (16,663)      44.4          (29,956)
                                                             ----------                  ----------
Income from Operations....................................   $    6,912       (6.6)      $    7,397
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

                   (IN THOUSANDS OF TONS)                      1997      1996
                   ----------------------                     -------   -------
Coated Board................................................    933.1     837.5
Swedish Mill................................................    143.0     122.4
Containerboard..............................................    421.6     476.8
                                                              -------   -------
                                                              1,497.7   1,436.7
                                                              =======   =======

NET SALES

     As a result of the factors described below, the Company's Net Sales in 1997 increased by $26.6 million, or 2.4 percent, compared with 1996. Net Sales in the Coated Board business segment increased by $45.2 million in 1997, or 4.6 percent, to $1,029.5 million from $984.3 million in 1996, due primarily to increased sales volume in international and U.S. beverage markets and U.S. folding cartonboard markets combined with slightly improved selling prices and better product mix in U.S. beverage markets. These improvements were offset somewhat by lower selling prices in U.S. folding cartonboard markets, lower selling prices and sales volume in international folding cartonboard markets and negative impacts of foreign currency translation associated with the strengthening of the U.S. dollar. Net Sales in the Containerboard business segment decreased $18.6 million, or 14.5 percent, to $109.4 million in 1997 from $127.9 million in 1996, due principally to lower average selling prices and a 12 percent decrease in sales volumes as a result of the significant decline in containerboard markets worldwide that began in the latter part of 1995 and continued into the second quarter of 1997. Containerboard selling prices began to improve in the third quarter of 1997, and although the Company's average containerboard selling prices for 1997 were below the average for 1996, the Company's containerboard selling prices for the fourth quarter of 1997 exceeded those of the same period of 1996. Linerboard sales volume declined significantly due to an overall shift from linerboard to CUK Board production.

GROSS PROFIT

     As a result of the factors discussed below, the Company's Gross Profit for 1997 decreased $20.7 million, or 13.0 percent, to $138.5 million from $159.1 million in 1996. The Company's gross profit margin decreased to 12.2 percent for 1997 from 14.3 percent in 1996. In the Containerboard business segment, Gross Profit decreased $5.1 million to a loss of $35.8 million in 1997 as compared to a loss in 1996 of $30.6 million. This decrease was due principally to lower average selling prices of containerboard. Gross Profit in the Coated Board business segment decreased by $14.8 million, or 7.8 percent, to $175.0 million in 1997 as compared to $189.8 million in 1996, while its gross profit margin decreased to 17.0 percent in 1997 from 19.3 percent in 1996. This decrease in gross profit resulted principally from lower selling prices in worldwide folding cartonboard markets, offset somewhat by slightly higher selling prices and lower production costs in the Company's U.S. integrated beverage business.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, General and Administrative expenses decreased $14.2 million, or
10.9 percent, to $116.6 million in 1997 as compared to $130.8 million in 1996, and as a percentage of Net Sales, decreased from 11.8 percent in 1996 to 10.2 percent in 1997. This decrease was due primarily to Company cost reduction initiatives which began in early 1997, offset somewhat by incremental costs relating to the implementation of a new computerized information system (see "-- Liquidity and Capital Resources -- Upgrade of Information Systems and Year 2000 Compliance").

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

OTHER EXPENSE, NET

     Other Expense, net, decreased by approximately $1.8 million, or 15.2 percent, to $9.8 million in 1997 as compared to $11.6 due to increased goodwill amortization in 1997.

INCOME FROM OPERATIONS

     Primarily as a result of the factors discussed above, the Company's Income from Operations in 1997 decreased by $0.5 million, or 6.6 percent, to $6.9 million from $7.4 million in 1996, while the Company's operating margin remained flat at 0.6 percent. (Loss) from Operations in the Containerboard business segment decreased $3.5 million to a loss of $41.2 million in 1997 from a (Loss) from Operations of $37.7 million in 1996, primarily as a result of the factors described above. Income from Operations in the Coated Board business segment decreased $10.2 million, or 13.7 percent, to $64.8 million in 1997 from $75.1 million in 1996, while the operating margin decreased to 6.3 percent in 1997 from 7.6 percent for 1996, primarily as a result of the factors described above.

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

INTEREST EXPENSE

     Interest Expense remained relatively unchanged at $172.2 million in 1997 resulting from the reduction in debt related to the October 1996 repayment of term loans from a portion of the proceeds of the sale of substantially all of the assets of the U.S. Timberlands/Wood Products business segment (see Note 25), offset by the increased indebtedness incurred in connection with the Merger in March 1996. During 1997 and the Year ended December 31, 1996, the Company capitalized interest of $3.5 million and $2.5 million, respectively. Amortization of deferred debt issuance costs, exclusive of the amount recognized as an extraordinary loss on early extinguishment of debt (see " -- Extraordinary Loss on Early Extinguishment of Debt"), was $11.8 million and $12.4 million for 1997 and the Year ended December 31, 1996, respectively.

INCOME TAX EXPENSE

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

     During 1997 and the Year ended December 31, 1996, the Company received net dividends from Igaras of approximately $4.0 million and $5.0 million, respectively. Under the Igaras joint venture agreement, Igaras is required to pay dividends equal to at least 25 percent of its net profits. Additionally during 1997 and the Year ended December 31, 1996, the Company received net dividends from its equity investments other than Igaras of $1.2 million and $0.4 million, respectively.

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

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT

     On July 28, 1997, the Company completed an offering of the 1997 Notes. The net proceeds of this offering were applied to prepay certain revolving credit borrowings under the Revolving Facility (without any commitment reduction), and to refinance certain Tranche A term loans and other borrowings under the Senior Secured Credit Agreement. During the third quarter of 1997, the Company recorded a non-cash, extraordi-nary charge to earnings of approximately $2.5 million, net of tax of $0, related to the write-off of the applicable portion of deferred debt issuance costs on the Tranche A term loans.

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

CASH FLOWS

     Cash and equivalents decreased by approximately $1.9 million in 1998 primarily as a result of $60.2 million of net cash used in financing activities offset by $48.0 million and $8.9 million of net cash provided by operating and investing activities, respectively. Cash used in financing activities resulted primarily from net debt reductions (see "-- Liquidity and Capital Resources"). Depreciation and amortization during 1998 totaled approximately $146.5 million, and is expected to be approximately $145 million to $155 million for 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

GENERALLY

     The Company's liquidity needs arise primarily from debt service on the substantial indebtedness incurred in connection with the Merger and from the funding of its capital expenditures. As of December 31, 1998, the Company had outstanding approximately $1,692 million of long-term debt, consisting primarily of $650 million aggregate principal amount of the 1996 Notes, $250 million of the 1997 Notes, $641 million outstanding under the Term Loan Facility and additional amounts under the Revolving Facility, the Machinery Facility and other debt issues and facilities (see Note 10 to the Consolidated Financial Statements). During 1998, the Company had a net decrease in revolving credit facilities borrowings of approximately $47.4 million and repaid approximately $11.9 million of term debt.

DEBT SERVICE

     Principal and interest payments under the Term Loan Facility, the Revolving Facility and the Machinery Facility, together with interest payments on the 1997 Notes and 1996 Notes, represent significant liquidity requirements for the Company. The Company applied $105.0 million of the proceeds from the 1997 Notes in July 1997 to refinance a portion of the Tranche A term loans under the Term Loan Facility, $50 million of the proceeds of the 1997 Notes to refinance the Tranche D term loan under the Senior Secured Credit Agreement, and the remaining proceeds from the 1997 Notes to prepay outstanding revolving credit borrowings under the Revolving Facility. Scheduled term loan principal payments under the Term Loan Facility have been reduced to reflect this application of proceeds. Annual term loan amortization requirements under the Term Loan Facility, after giving effect to the refinancing of the Term Loan Facility from a portion of the proceeds of the 1997 Notes, will be approximately $4 million, $4 million, $120 million, $173 million, $184 million and $156 million for each of the years 1999 through 2004, respectively. This application of proceeds did not involve any reduction in the current aggregate Revolving Facility commitment of $400 million. In the third quarter of 1997, the Company recorded a non-cash extraordinary charge to earnings of approximately $2.5 million, net of tax, related to the write-off of the applicable portion of deferred debt issuance costs on the Tranche A Term Loans under the Term Loan Facility.

     The Revolving Facility will mature in March 2003 and the Machinery Facility will mature in March 2001, with all amounts then outstanding becoming due. The Company expects that its working capital and business needs will require it to continue to have access to these or similar revolving credit facilities after their respective maturity dates, and that the Company accordingly will have to extend, renew, replace or otherwise refinance such facilities at or prior to such dates. No assurance can be given that it will be able to do so. The loans under the Facilities bear interest at floating rates based upon the interest rate option elected by the Company. The Tranche A term loans, Tranche B term loans and Tranche C term loans under the term loan Facility bore interest as of December 31, 1998 at an average rate per annum of 8.1 percent. The Senior Notes, the 1997 Notes and the Senior Subordinated Notes bear interest at rates of 10 1/4 percent, 10 5/8 percent and 10 7/8 percent, respectively. Interest expense in 1999 is expected to be approximately $175 million, including approximately $10 million of non-cash amortization of deferred debt issuance costs. During 1998, cash paid for interest was approximately $166.9 million.

     The Company uses interest rate swap and cap agreements to fix or cap a portion of its variable rate Term Loan Facility to a fixed rate in order to reduce the impact of interest rate changes on future income. The difference to be paid or received under these agreements is recognized as an adjustment to interest expense related to that debt. At December 31, 1998, the Company had interest rate swap agreements with a notional amount of $300 million, under which the Company will pay fixed rates of 5.05 percent to 5.945 percent and receive three-month LIBOR. See "Quantitative and Qualitative Disclosure About Market Risk."

COVENANT RESTRICTIONS

     The Credit Agreements impose restrictions on the Company's ability to make capital expenditures and both the Credit Agreements and the indentures governing the 1996 Notes and the 1997 Notes limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, meet its capital spending program, provide for unanticipated capital investments or take advantage of business opportunities. The covenants contained in the Credit Agreements also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, repay the relevant 1996 Notes or the 1997 Notes, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with affiliates, and otherwise restrict corporate activities. The covenants contained in such indentures also impose restrictions on the operation of the Company's business. At December 31, 1998, the Company was in compliance with the financial covenants in the Credit Agreements.

     In connection with the offering of the 1997 Notes, certain financial and other covenants in the Credit Agreements were amended to reflect the Company's recent financial results and market and operating conditions, as well as the consummation of the 1997 Notes offering and the prepayment of the Term Loan Facility and other borrowings. Covenant modifications included reductions in permitted capital expenditures (subject to certain carryover allowances and other adjustments) of no more than, $140 million and $135 million for 1999 and 2000, respectively, and $130 million per year thereafter. The amended covenants specify, among other changes, the elimination of the minimum consolidated net worth requirements, and the following amended minimum EBITDA and interest coverage ratio requirements for each four quarter period ending during the following test periods:

PERIOD                                                    EBITDA      INTEREST COVERAGE RATIO
------                                                 ------------   -----------------------
December 31, 1998 -- December 30, 1999...............  $200 million        1.00 to 1.00
December 31, 1999 -- December 30, 2000...............  $265 million        1.25 to 1.00
December 31, 2000 -- December 30, 2001...............  $325 million        1.50 to 1.00
December 31, 2001 -- December 30, 2002...............  $350 million        1.75 to 1.00
December 31, 2002 -- December 30, 2003...............  $375 million        2.00 to 1.00
Thereafter...........................................  $400 million        2.25 to 1.00

CAPITAL EXPENDITURES

     Capital spending during 1998 was approximately $48.6 million. Capital spending during 1998 related primarily to increasing paper production efficiencies, increasing converting capacity, manufacturing packaging machinery and upgrading the Company's information systems. Total capital spending for 1999 is expected to be between $70 million and $85 million, and is expected to relate principally to improving its process capabilities, the production of packaging machinery and the planned upgrading of the Company's information systems (which is expected to cost up to approximately $30 million through 1999). See
"-- Upgrade of Information Systems and Year 2000 Compliance".

FINANCING SOURCES AND CASH FLOWS

     In connection with the global restructuring program initiated in the fourth quarter of 1998, the Company plans to reduce its European workforce by approximately 300 employees in 1999 and to implement other initiatives designed to improve productivity and profitability across the global organization. The cost of this program was approximately $25.6 million and is expected to be completed in 1999. At December 31, 1998, $24.7 million of this total was accrued in Other accrued liabilities on the Consolidated Balance Sheets. During 1998, $0.9 million was paid out and charged against the accrual and related primarily to severance costs.

     On March 12, 1998, the Company entered into an agreement with Carter Holt Harvey ("Carter Holt") for the sale of the Company's folding carton business in Australia. Proceeds from the sale totaling $46.7 million were received on March 30, 1998. Under the terms of the agreement for such sale, the Company sold to Carter Holt substantially all of the Company's Australian folding carton assets, and Carter Holt assumed certain specified liabilities. The Company retained substantially all of its beverage multiple packaging business in Australia. Under the agreement, Carter Holt agreed to purchase from the Company a portion of its coated board requirements in Australia and to supply beverage cartons to meet the Company's needs for its Australian beverage business.

     In connection with and following the Merger, the Company decided in 1996 to exit certain businesses and operating activities, including the sale or closure of the Company's last dedicated folding cartonboard converting plant in the United States, located in Kankakee, Illinois, packaging machinery manufacturing plants in Marietta, Georgia and Koln, Germany, a beverage multiple packaging converting plant in Bakersfield, California and the trucking transportation operations in West Monroe, Louisiana, as well as the consolidation and realignment of certain operations in the United States, Australia and Europe. The cost of exiting these businesses and operating activities was approximately $38.6 million which was accrued during 1996 as a purchase accounting adjustment. The costs relate principally to the severance of approximately 750 employees, relocation and other plant closure costs. At December 31, 1998, $4.8 million of this total was accrued in Other accrued liabilities on the Consolidated Balance Sheets. During 1998, $7.2 million was paid out and charged against the accrual and related primarily to severance costs.

     At December 31, 1998, the Company and its U.S. and international subsidiaries had the following amounts of commitments, amounts outstanding and amounts available under revolving credit facilities:

                                                               TOTAL AMOUNT
                                               TOTAL AMOUNT   OUTSTANDING AT     TOTAL AMOUNT
                                                    OF         DECEMBER 31,      AVAILABLE AT
(IN THOUSANDS OF DOLLARS)                      COMMITMENTS         1998        DECEMBER 31, 1998
-------------------------                      ------------   --------------   -----------------
Revolving Facility...........................    $400,000        $116,400          $283,600
Machinery Facility...........................     140,000          20,000            25,000
International Facilities.....................      20,357           6,635            13,722
                                                 --------        --------          --------
                                                 $560,357        $143,035          $322,322
                                                 ========        ========          ========

     The Company applied $21.8 million of the proceeds from the sale of the Australian folding carton business to repay all outstanding borrowings under its Australian facility during the second quarter of 1998.

     The Machinery Facility is limited by a borrowing base. Undrawn Revolving Facility availability is expected to be used to meet future working capital and other business needs of the Company. The Company anticipates pursuing additional working capital financing for its foreign operations as necessary.

     As described above, the Company has substantial liquidity, and anticipates no significant net additional borrowings under the Revolving Facility in 1999. The Company believes that cash generated from operations, together with amounts available under its Revolving Facility, the Machinery Facility and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs until the maturity of the Revolving Facility (assuming extension or refinancing of the Machinery Facility at its earlier maturity), although no assurance can be given in this regard. The Company's future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see " -- Covenant Restrictions"), will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control and will be substantially dependent on the selling prices for the Company's products and the Company's ability to successfully implement its overall business and profitability strategies.

     While the Company believes that Igaras has adequate liquidity, the Company shares control of Igaras with its joint venture partner and future dividend payments from Igaras, if any, would be subject to restrictions in the joint venture agreement and would reflect only the Company's remaining interest of 50 percent. Under the Igaras joint venture agreement, Igaras is required to pay dividends equal to at least 25 percent of its net profits. Due to currency fluctuations, inflation and changes in political and economic conditions, earnings from Brazilian operations have been subject to significant volatility (see Note 6 in Notes to Consolidated Financial Statements). There can be no assurance that such volatility will not recur in the future.

ENVIRONMENTAL AND LEGAL MATTERS

     The Company is committed to compliance with all applicable environmental laws and regulations throughout the world. Environmental law is, however, dynamic rather than static. As a result, costs, which are unforeseeable at this time, may be incurred when new laws are enacted, and when environmental agencies promulgate or revise rules and regulations.

     In late 1993, the U.S. Environmental Protection Agency proposed regulations (generally referred to as the "cluster rules") that would mandate more stringent controls on air and water discharges from the United States pulp and paper mills. The cluster rules were promulgated in April 1998 and the Company estimates the capital spending that may be required to comply with the cluster rules could reach $55 million to be spent at its two U.S. paper mills over a seven-year period beginning in 1999.

     In late 1995, the Louisiana Department of Environmental Quality notified the Predecessor of potential liability for the remediation of hazardous substances at a wood treatment site in Shreveport, Louisiana that the Predecessor or its predecessors previously operated, and at a former oil refinery site in Caddo Parish, Louisiana which is on land that the Company currently owns. In response to these notices, the Company has provided additional information concerning these sites and has commenced its own evaluation of any claims and remediation liabilities for which it may be responsible. Subsequent to receipt in May 1996 of a Special Demand Letter from DEQ to remediate the site in Shreveport, the Company entered into an agreement with DEQ to perform a soil and groundwater investigation at the site. The Company expects this investigation to be completed during 1999. In September 1996, the Company received a Special Demand Letter from DEQ to remediate the site in Caddo Parish. The Company performed a waste inventory and treatability study at the site and is discussing with DEQ its responsibility and the participation of other potentially responsible parties at the site, as well as remediation options at the site.

     The Company is involved in environmental remediation projects for certain properties currently owned or operated by the Company, certain properties divested by the Company for which responsibility was retained, and waste sites where waste was shipped by predecessors of the Company or for which the Company might have corporate successor liability. Certain of these projects are being addressed under federal and state statutes, such as the Comprehensive Environmental Response, Compensation and Liability Act and the state law counterparts. The Company's costs in some instances cannot be reliably estimated until the remediation process is substantially underway or liability at multiparty sites has been addressed. To address these contingent environmental costs, the Company has accrued reserves when such costs are probable and can be reasonably estimated. The Company believes that, based on current information and regulatory requirements, the accruals established by the Company for environmental expenditures are adequate. Based on current knowledge, to the extent that additional costs may be incurred that exceed the accrued reserves, such amounts are not expected to have a material impact on the results of operations, cash flows or financial condition of the Company, although no assurance can be given that material costs will not be incurred in connection with clean-up activities at these properties, including the Shreveport and Caddo Parish sites referred to above.

     The Company is a party to a number of lawsuits arising out of the ordinary conduct of its business. While there can be no assurance as to their ultimate outcome, the Company does not believe that these lawsuits will have a material impact on the results of operations, cash flows or financial condition of the Company.

     On December 6, 1995, Forrest Kelly Clay, a former shareholder of the Predecessor, commenced a purported class action lawsuit in the United States District Court for the Northern District of Georgia, against the Company and certain of its officers (the "Individual Defendants," and together with the Company, the "Defendants"). In his complaint, Clay generally alleged that the Defendants violated the federal securities laws by disseminating misleading statements and by omissions concerning the strategic alternatives that the Predecessor was considering, including its potential sale to a third-party investor. The complaint also alleged that the Individual Defendants, through their exercise of stock appreciation rights ("SARs"), violated the federal securities laws by trading in the Predecessor's securities while in possession of material, non-public information. The complaint generally sought damages in an unspecified amount, as well as other relief. On June 2, 1997, the court granted Defendants' Motion for Summary Judgment and dismissed the action in its entirety. The court based its ruling on the facts that (i) none of the statements attributable to the Company concerning its review of strategic alternatives was false and (ii) there is no causal relationship between plaintiff's purchase of Riverwood common stock and the Individual Defendants' exercise of SARs. On October 14, 1998, the U.S. Court of Appeals for the Eleventh Circuit affirmed the dismissal. The Court of Appeals ruled that (i) none of the statements attributable to the Company concerning its review of strategic alternatives was false and (ii) the SARs were not securities. On November 5, 1998, Clay filed a motion seeking rehearing en banc. The court has not yet ruled on that motion.

     On August 21, 1998 William D. Tatum, C. Steven Clark, Thomas W. Brabston, Sr., and Joe O. Harper, Jr. ("Plaintiffs"), all former employees of the Company, commenced a purported class action lawsuit in the Superior Court of Fulton County, Georgia, against the Company and certain current and former officers of the Company. In the complaint, Plaintiffs alleged generally that the Company and such officers (1) breached the terms of the contracts between Plaintiffs and the Predecessor governing Premium Stock Appreciation Rights

("PSARs") as a result of a suspension requested on August 23, 1995, (2) breached an implied covenant of good faith and fair dealing in connection with both the suspension and the lifting of that suspension and (3) engaged in fraud and negligent misrepresentation in connection with the lifting of the suspension by
(a) failing to tell Plaintiffs that certain officers of the Predecessor were planning to exercise PSARs on September 21, 1995 and (b) failing to inform Plaintiffs of the status of the Predecessor's review of strategic alternatives as of September 21, 1995. Plaintiffs sought (i) an order granting class certification, (ii) an award of compensatory damages, (iii) pre-judgment interest, (iv) punitive damages in an amount to be determined by the jury and
(v) litigation expenses, including attorneys' fees. The defendants have answered the complaint. In addition, on October 16, 1998, the defendants moved to strike the class allegations in the complaint, and, on October 30, 1998, moved to dismiss the complaint. On January 6, 1999, the court granted the motion to strike the class allegations and denied the motion to dismiss the complaint. One additional plaintiff has been added. The parties are now engaged in discovery.

     The Company is a plaintiff in several actions against Mead claiming infringement of the Company's patents for its packaging machines, as to which Mead has filed counterclaims asserting that the Company's patents are invalid. In the furthest advanced of these actions, on November 18, 1998, a federal court entered an order refusing to adopt a special master's recommended finding that the Company's patent in issue was invalid, and ruled that Mead had been unlawfully infringing the Company's patent. On February 16, 1999, Mead filed an appeal from that decision.

INTERNATIONAL OPERATIONS

     At December 31, 1998, approximately 15 percent of the Company's total net assets were denominated in currencies other than the U.S. dollar. The Company has significant operations in countries that use the Swedish krona, the British pound sterling, the Spanish peseta, the French franc or the Australian dollar as their functional currencies. The effect of generally stronger U.S. dollar currency exchange rates in Sweden, Britain, Spain, France and Australia produced a net currency translation adjustment loss of approximately $1.3 million, which was recorded as an adjustment to shareholders' equity for the year ended December 31, 1998. The magnitude and direction of this adjustment in the future depends on the relationship of the U.S. dollar to other currencies. The Company cannot predict major currency fluctuations. The Company's revenues from export sales fluctuate with changes in foreign currency exchange rates. The Company pursues a currency hedging program in order to limit the impact of foreign currency exchange fluctuations on financial results. See "-- Financial Instruments."

     Within Europe, eleven of the fifteen member countries of the European Union participated in the European Economic and Monetary Union (the "EMU"), pursuant to which a new currency, the Euro, was introduced on January 1, 1999. The new currency is in response to the EMU's policy of economic convergence to harmonize trade policy, eliminate business costs associated with currency exchange and to promote the free flow of capital, goods and services.

     On January 1, 1999, the participating countries adopted the Euro as their local currency, initially available for currency trading on currency exchanges for use in noncash (banking) transactions. The existing local currencies, or legacy currencies, will remain legal tender through June 30, 2002. Beginning on January 1, 2002, Euro-denominated bills and coins will be issued for cash transactions. For a period of six months from this date, both legacy currencies and the Euro will be legal tender. On or before July 1, 2002, the participating countries will withdraw all legacy currency and use exclusively the Euro.

     Currently, the Company operates in four of the participating countries in the EMU. The Company expects nonparticipating European Union countries, such as Great Britain, where the Company also has operations, to eventually join the EMU.

     Although the Company is reviewing its pricing strategy throughout Europe due to the increased price transparency created by the Euro, it does not believe that pricing considerations will have a material affect on its operations. The Company does not believe that EMU will have a material effect with respect to its derivative and other financial transactions.

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

     The Company pursues a currency hedging program which utilizes derivatives to limit the impact of foreign currency exchange fluctuations on its consolidated financial results. Under this program, the Company has entered into forward exchange and option contracts in the normal course of business to hedge certain foreign currency denominated transactions. Realized and unrealized gains and losses on these forward contracts are included in the measurement of the basis of the related foreign currency transaction when recorded. The premium on an option contract is accounted for separately and amortized to Other Expense, net, over the term of the contract. These instruments involve, to varying degrees, elements of market and credit risk in excess of the amounts recognized in the Consolidated Balance Sheets. The Company does not hold or issue financial instruments for trading purposes. See "Quantitative and Qualitative Disclosure About Market Risk."

IMPACT OF INFLATION

     In the U.S., the inflation rate was approximately 2 percent for 1998. In Europe, where the Company has manufacturing facilities, the inflation rate for 1998 was approximately 2 percent. Net sales from international operations during the period amounted to approximately $336.4 million, or 30 percent of the Company's combined Net Sales in 1998.

UPGRADE OF INFORMATION SYSTEMS AND YEAR 2000 COMPLIANCE

     The Company is currently upgrading its information systems through an initiative expected to cost up to approximately $30 million to be spent through 1999. This amount includes expenses for the new enterprise-wide information system, replacement of computer hardware and related machinery and equipment, training, and third party consultants. When the upgrade is complete, the Company expects a major improvement in its information systems and business processes. This initiative will utilize both internal and external resources. Total spending on this project during 1998 totaled approximately $11.3 million of which $7.6 million was capitalized. Total project spending to date was $20.2 million, of which $13.3 million was capitalized. Future expenditures will be funded by cash from operations and current credit facilities.

     As part of the information systems upgrade, the Company is in the process of replacing its computer software applications and all information technology ("IT") and non-IT systems to accommodate the "Year 2000" dating changes necessary to permit correct recording of yearly dates for 2000 and later years. To date, the Company has replaced all domestic desktops, laptops, and network hardware. The Year 2000 compliance program includes an analysis of all manufacturing systems in the Company's plants and mills to determine Year 2000 compliance. This process consists of three phases, namely review of all manufacturing systems, determination of which systems (if any) need to be replaced or remediated, and replacement or remediation, as necessary, of non-compliant systems. The Company has completed the first phase of the process and is currently conducting the second phase. To the extent that material manufacturing systems need to be replaced or remediated in any material respect, additional material costs could be incurred. The Company does not currently expect that other costs of its Year 2000 compliance program will be material to its financial condition or results of operations (other than the investment in information systems of up to approximately $30 million, of which $20.2 million has been spent to date, and any material costs needed to replace or remediate material manufacturing systems, as to which no determination has yet been made).

     In the first quarter of 1999, the Company was finalizing the testing of the new information system, as performed by both internal resources and independent firms, and was commencing the end-user training process. The total cost for the upgrading of the Company's information systems and the project's progress is in line with the initial budget and timetable.

     The Company expects that it will achieve Year 2000 compliance by June 1999, but would anticipate a material disruption in its operations as the result of any failure in a critical manufacturing, operations or information system. However, the effect on the Company's business, financial condition or results of operations cannot be determined at this time. The Company believes that it will implement Year 2000 compliant systems far enough in advance of January 1, 2000 to correct all anticipated issues. Accordingly, the Company does not currently have a contingency plan relating to the Year 2000 issue (although the Company will evaluate appropriate courses of action if circumstances change). In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve their Year 2000 compliance, the Company's business or operations could be adversely affected. The Company is communicating with its significant suppliers and customers about compliance of their own systems and, based on information received to date from such suppliers and customers, expects that they will achieve year 2000 compliance, although no assurance can be given in this regard. If the Company or any of its significant suppliers or customers fails to achieve Year 2000 compliance on a timely basis, the possible material consequences could include, among other things, temporary plant closings, delays in delivery of products, delays in receipt of supplies, and invoice and collection errors.

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

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

     Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in "-- Business Trends and Initiatives" concerning (a) the improvements which the Company's long-term initiatives, including, without limitation, its profit center reorganization and recently announced global restructuring, are designed to achieve, (b) the Company's expectation that the second Macon Mill paper machine will be able to produce approximately 250,000 tons annually of reduced caliper CUK Board by June 1999 and (c) the Company's expectation that new packaging machinery placements will be increased in 1999 and that beverage carton board tonnage will increase in 1999; (ii) the statements in "-- Outlook" concerning (a) the Company's expectation that its 1999 EBITDA will significantly exceed its 1998 EBITDA as well as each of the factors which the Company believes support such expectation and (b) the Company's expectation that it will achieve continued sales volume increases in its folding cartonboard markets and in its international beverage and U.S. soft drink carton markets in 1999, while its U.S. beer carton volume is expected to be flat; (iii) the statements in "-- Financial Condition, Liquidity and Capital Resources" concerning (a) the Company's expectation that depreciation and amortization for 1999 will be approximately $145 million to $155 million, (b) the Company's expectation that 1999 interest expense will be approximately $175 million, including approximately $10 million of non-cash amortization of deferred debt issuance costs, (c) the Company's expectations that total capital spending for 1999 will be between $70 and $85 million and that the planned upgrading of the Company's information systems will cost up to approximately $30 million through 1999 (and its belief that the Company will achieve Year 2000 compliance by June 1999), (d) the Company's belief that cash generated from operations, together with amounts available under available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs until the maturity of the Revolving Facility (assuming extension or refinancing of the Machinery Facility at its earlier maturity), (e) the Company's expectations with respect to capital spending that may be required to comply with the cluster rules and that, based on current knowledge, environmental costs are not expected to have a material impact on the results of operations, cash flows or financial condition of the Company and (f) the Company's beliefs and estimates in respect of certain Louisiana income tax matters relating to the Section 338(h)(10) election, including, without limitation, management's belief that additional tax ultimately paid (if any) would be substantially less than $47 million; and (iv) other statements as to management's or the Company's expectations and beliefs presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The following important factors, and those important factors described elsewhere in this report (including, without limitation, those discussed in "-- Financial Condition, Liquidity and Capital Resources -- Liquidity and Capital
Resources -- Environmental and Legal Matters" and "-- Tax Matters Relating to the Merger"), or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements:

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

     - The Company faces significant competition in its CUK Board business segment from Mead, as well as other manufacturers of packaging machinery. The highly leveraged nature of the Company could limit the Company's ability to respond to market conditions or to make necessary or desirable capital expenditures as effectively as its competitors, which may not be as leveraged as the Company. In addition, there can be no assurance that there will not be new entrants in the CUK Board market segment. The Company's folding cartonboard sales are affected by competition from Mead's CUK Board and from other substrates: SBS and CCN and, internationally, WLC and folding boxboard. There are a large number of suppliers of paperboard for folding carton applications. CUK Board competes in niche applications in folding cartonboard open markets, serving only a small portion thereof. There can be no assurance that the Company will be able to continue to compete successfully in folding cartonboard open markets.

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

ACCOUNTING CHANGES

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes standards for the way companies account for and report on derivative instruments and hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company has not determined the impact that SFAS No. 133 will have on its financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates. To minimize the risk from interest rate fluctuations, the Company enters intro various hedging transactions.

INTEREST RATES

     The Company is exposed to changes in interest rates, primarily as a result of its short-term and long-term debt with both fixed and floating interest rates. The Company uses interest rate swap agreements effectively to fix the LIBOR rate on $300,000,000 of variable rate borrowings.

INTEREST RATE SENSITIVITY -- PRINCIPAL (NOTIONAL) AMOUNT BY EXPECTED MATURITY -- AVERAGE INTEREST (SWAP) RATE

                                                                     DECEMBER 31,
                                   --------------------------------------------------------------------------------
                                                                                                             FAIR
    (IN THOUSANDS OF DOLLARS)       1999      2000      2001      2002      2003     THEREAFTER    TOTAL     VALUE
    -------------------------      -------   -------   -------   -------   -------   ----------   -------   -------
LIABILITIES:
Long-term debt, including current
  portion:
  Fixed Rate.....................    8,114     1,116       669     1,563       717    902,873     915,052   862,749
  Average Interest Rate..........     10.6      10.6      10.6      10.6      10.6       10.6
  Variable Rate..................    3,962     3,962   140,035   173,035   300,443    156,002     777,439   766,263
  Average Interest Rate, spread
    range is 2.5% to 3.50%.......  LIBOR +   LIBOR +   LIBOR +   LIBOR +   LIBOR +    LIBOR +
                                    spread    spread    spread    spread    spread     spread
INTEREST RATE DERIVATIVE
  FINANCIAL INSTRUMENTS RELATED
  TO DEBT:
Interest rate swap:
  Pay fixed/receive variable.....  300,000   100,000                                                         (1,807)
  Average pay rate...............      5.6       5.1
  Average receive rate...........   90-day    90-day
                                     LIBOR     LIBOR

FOREIGN EXCHANGE RATES

     The Company enters into forward exchange contracts to effectively hedge substantially all accounts receivable and certain accounts payable resulting from transactions denominated in nonfunctional currencies. The purpose of the forward exchange contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from the collection of the hedged accounts receivable or payment of the hedged accounts payable will be adversely affected by changes in exchange rates.

FOREIGN EXCHANGE RATES SENSITIVITY -- CONTRACTUAL AMOUNT BY EXPECTED MATURITY -- AVERAGE CONTRACTUAL EXCHANGE RATE

                                                              DECEMBER 31,    FAIR
(IN THOUSANDS OF DOLLARS)                                         1999       VALUE
-------------------------                                     ------------   ------
FORWARD EXCHANGE AGREEMENTS:
Functional Currency:
  Japan
     Receive $US/Pay Yen....................................     21,615      (2,443)
     Weighted average contractual exchange rate.............    128.447
     Pay $US/Receive Yen....................................     12,179         335
     Weighted average contractual exchange rate.............    119.315
  Other
     Net Receive $US/Pay various............................     35,439        (381)
     Weighted average contractual exchange rate.............    various

     The remaining forward exchange agreements (other than Japan) listed above represent contracts in several other countries' currencies, including the British Pound, Spanish Pesata and German Mark. In each instance, the fair value of the net position of the Company's forward exchange agreements in the respective currencies is not material at December 31, 1998.

ITEM 8.  FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
RIVERWOOD HOLDING, INC.
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................    37
Consolidated Statements of Operations and Comprehensive Loss
  for the years ended December 31, 1998 and December 31,
  1997, the nine months ended December 31, 1996 and the
  three months ended March 27, 1996 (Predecessor)...........    38
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998 and December 31, 1997, the nine months
  ended December 31, 1996 and the three months ended March
  27, 1996 (Predecessor)....................................    39
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 1998 and December 31, 1997, the
  nine months ended December 31, 1996 and the three months
  ended March 28, 1996 (Predecessor)........................    40
Notes to Consolidated Financial Statements..................    41
Selected Quarterly Financial Data (Unaudited)...............    71
Management's Report.........................................    72
Reports of Independent Auditors'............................    73

IGARAS PAPEIS E EMBALAGENS S.A.
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................    75
Consolidated Statements of Income for each of the three
  years in the period ended December 31, 1998...............    76
Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 1998...............    77
Consolidated Statements of Shareholders' Equity for each of
  the three years in the period ended December 31, 1998.....    78
Notes to the Consolidated Financial Statements..............    79
Reports of Independent Accountants..........................    88

                            RIVERWOOD HOLDING, INC.

                          CONSOLIDATED BALANCE SHEETS

                           (IN THOUSANDS OF DOLLARS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1998           1997
                                                              ------------   ------------
ASSETS
------------------------------------------------------------
Current Assets:
  Cash and equivalents......................................   $   13,840     $   15,751
  Receivables, net of allowances............................      142,221        151,554
  Inventories...............................................      167,388        174,498
  Prepaid expenses..........................................        8,579         10,451
  Deferred tax assets.......................................          298             75
                                                               ----------     ----------
Total Current Assets........................................      332,326        352,329
Property, Plant and Equipment, at cost:
  Land and improvements.....................................       40,681         43,315
  Buildings.................................................      110,462        115,147
  Machinery and equipment...................................    1,654,355      1,691,900
                                                               ----------     ----------
                                                                1,805,498      1,850,362
Less, Accumulated Depreciation..............................      310,008        205,527
                                                               ----------     ----------
Property, Plant and Equipment, net..........................    1,495,490      1,644,835
Deferred Tax Assets.........................................           42          1,106
Investments in Net Assets of Equity Affiliates..............      143,611        141,690
Goodwill, net of accumulated amortization of $21,857 in 1998
  and $13,475 in 1997.......................................      296,065        304,448
Other Assets................................................      150,067        161,777
                                                               ----------     ----------
Total Assets................................................   $2,417,601     $2,606,185
                                                               ==========     ==========
LIABILITIES
------------------------------------------------------------
Current Liabilities:
  Short-term debt...........................................   $   17,613     $   44,330
  Accounts payable..........................................      115,035        116,308
  Compensation and employee benefits........................       40,251         37,510
  Income taxes..............................................        1,272         22,475
  Interest payable..........................................       32,502         30,249
  Other accrued liabilities.................................       72,104         63,445
                                                               ----------     ----------
Total Current Liabilities...................................      278,777        314,317
Long-Term Debt, less current portion........................    1,680,415      1,712,944
Deferred Income Taxes.......................................       12,118         14,383
Other Noncurrent Liabilities................................      103,317         79,062
                                                               ----------     ----------
Total Liabilities...........................................    2,074,627      2,120,706
                                                               ----------     ----------
CONTINGENCIES AND COMMITMENTS (Note 15)
REDEEMABLE COMMON STOCK,
  at current redemption value...............................        6,205          6,045
                                                               ----------     ----------
SHAREHOLDERS' EQUITY
------------------------------------------------------------
Nonredeemable Common Stock..................................           75             75
Capital in Excess of Par Value..............................      750,100        751,153
(Accumulated Deficit).......................................     (397,913)      (257,609)
Cumulative Currency Translation Adjustment..................      (15,493)       (14,185)
                                                               ----------     ----------
Total Shareholders' Equity..................................      336,769        479,434
                                                               ----------     ----------
Total Liabilities and Shareholders' Equity..................   $2,417,601     $2,606,185
                                                               ==========     ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                            RIVERWOOD HOLDING, INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                           (IN THOUSANDS OF DOLLARS)

     On March 27, 1996, Holding, through its wholly-owned subsidiary RIC Holding, acquired all of the outstanding shares of common stock of RIC. The purchase method of accounting was used to record assets acquired and liabilities assumed by Holding. As a result of the Merger, purchase accounting, the effect of the disposition of substantially all of the U.S. Timberlands/Wood Products business segment (see Note 25) and certain Other Costs of the Predecessor, the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since the financial statements report results of operations and cash flows of these two separate entities.

                                                                       COMPANY                       PREDECESSOR
                                                     --------------------------------------------    ------------
                                                                                     NINE MONTHS     THREE MONTHS
                                                      YEAR ENDED      YEAR ENDED        ENDED           ENDED
                                                     DECEMBER 31,    DECEMBER 31,    DECEMBER 31,     MARCH 27,
                                                         1998            1997            1996            1996
                                                     ------------    ------------    ------------    ------------
Net Sales........................................     $1,135,569      $1,138,854       $852,112        $293,649
Cost of Sales....................................        936,957       1,000,391        734,314         232,701
Selling, General and Administrative..............        112,117         116,581         99,819          30,936
Research, Development and Engineering............          5,570           5,171          7,339           2,031
Other Costs......................................             --              --             --          11,114
Impairment Loss..................................         15,694              --             --              --
Restructuring Charge.............................         25,580              --             --              --
Other Expense, net...............................         11,973           9,799          9,221           1,217
                                                      ----------      ----------       --------        --------
Income from Operations...........................         27,678           6,912          1,419          15,650
Interest Income..................................          1,274           1,116            702             329
Interest Expense.................................        178,030         172,230        145,845          26,392
                                                      ----------      ----------       --------        --------
(Loss) before Income Taxes and Equity in Net
  Earnings of Affiliates.........................       (149,078)       (164,202)      (143,724)        (10,413)
Income Tax (Benefit) Expense.....................           (617)          5,645          4,180          (3,436)
                                                      ----------      ----------       --------        --------
(Loss) before Equity in Net Earnings of
  Affiliates.....................................       (148,461)       (169,847)      (147,904)         (6,977)
Equity in Net Earnings of Affiliates.............          8,157          22,890         17,542           4,927
                                                      ----------      ----------       --------        --------
(Loss) from Continuing Operations................       (140,304)       (146,957)      (130,362)         (2,050)
Income from Discontinued Operations, net of tax
  of $0..........................................             --              --         35,546              --
                                                      ----------      ----------       --------        --------
(Loss) before Extraordinary Item and Cumulative
  Effect of a Change in Accounting...............       (140,304)       (146,957)       (94,816)         (2,050)
Extraordinary Loss on Early Extinguishment of
  Debt, net of tax of $0.........................             --          (2,463)       (10,320)             --
                                                      ----------      ----------       --------        --------
(Loss) before Cumulative effect of a Change in
  Accounting.....................................       (140,304)       (149,420)      (105,136)         (2,050)
Cumulative Effect of a Change in Accounting, net
  of tax of $0...................................             --          (3,053)            --              --
                                                      ----------      ----------       --------        --------
Net (Loss).......................................       (140,304)       (152,473)      (105,136)         (2,050)
                                                      ----------      ----------       --------        --------
Other comprehensive income, net of tax:
  Foreign currency translation adjustments.......         (1,308)        (22,302)         8,117            (989)
                                                      ----------      ----------       --------        --------
Comprehensive (Loss).............................     $ (141,612)     $ (174,775)      $(97,019)       $ (3,039)
                                                      ==========      ==========       ========        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                            RIVERWOOD HOLDING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (IN THOUSANDS OF DOLLARS)

     On March 27, 1996, Holding, through its wholly-owned subsidiary RIC Holding, acquired all of the outstanding shares of common stock of RIC. The purchase method of accounting was used to record assets acquired and liabilities assumed by Holding. As a result of the Merger, purchase accounting, the effect of the disposition of substantially all of the U.S. Timberlands/Wood Products business segment (see Note 25) and certain Other Costs of the Predecessor, the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since the financial statements report results of operations and cash flows of these two separate entities.

                                                                               COMPANY                      PREDECESSOR
                                                              ------------------------------------------    ------------
                                                                                            NINE MONTHS     THREE MONTHS
                                                               YEAR ENDED     YEAR ENDED       ENDED           ENDED
                                                              DECEMBER 31,   DECEMBER 31,   DECEMBER 31,     MARCH 27,
                                                                  1998           1997           1996            1996
                                                              ------------   ------------   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)..................................................   $(140,304)     $(152,473)    $  (105,136)      $ (2,050)
Noncash Items Included in Net (Loss):
  Depreciation, amortization and cost of timber harvested...     146,515        137,384         100,846         24,438
  Extraordinary loss on early extinguishment of debt, net...          --          2,463          10,320             --
  Deferred income taxes.....................................      (1,398)         5,391            (403)        (3,574)
  Pension, postemployment and postretirement benefits
    expense (credit), net of contributions..................       2,181          4,925            (553)         1,861
  Impairment loss...........................................      15,694             --              --             --
  Restructuring charge......................................      25,580             --              --             --
  Net gain on sale of assets................................      (1,828)            --              --             --
  Equity in net earnings of affiliates, net of dividends....      (1,194)       (17,662)        (12,136)        (4,927)
  Amortization of deferred debt issuance costs..............      10,298         11,800          11,226            619
  Other, net................................................       1,565            720             979         (2,350)
Changes, Net of Effects of Acquisitions/Dispositions:
Decrease (Increase) in Current Assets:
  Receivables...............................................      (2,394)          (948)          7,934         14,737
  Inventories...............................................      (2,662)        32,223          21,261        (14,659)
  Prepaid expenses..........................................       1,887         (3,655)         (1,670)         8,298
(Decrease) Increase in Current Liabilities:
  Accounts payable..........................................      (1,273)        (4,095)        (13,633)        18,182
  Compensation and employee benefits........................         560            706          (9,977)       (10,248)
  Income taxes..............................................      (4,403)        13,701             344         (3,343)
  Interest payable..........................................       2,253          8,651          21,598         10,727
  Other accrued liabilities.................................     (11,614)       (27,038)        (50,865)         1,633
Increase (Decrease) in Other Noncurrent Liabilities.........       8,576        (16,289)         (4,199)        (2,569)
                                                               ---------      ---------     -----------       --------
Net Cash Provided by (Used in) Operating Activities.........      48,039         (4,196)        (24,064)        36,775
                                                               ---------      ---------     -----------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of RIC, net of Cash Acquired....................          --             --      (1,459,372)            --
Purchases of Property, Plant and Equipment..................     (48,551)      (142,314)       (132,286)       (44,074)
Proceeds from Sales of Assets, net of selling costs.........      55,214          8,989         550,727            623
Proceeds from Tax Matters Settlement........................          --         16,800              --             --
Payment of Merger Related Costs.............................          --        (34,794)             --             --
Decrease (Increase) in Other Assets.........................       2,276         (9,035)         (7,407)        (8,004)
Proceeds from the Maturities of Marketable Securities.......          --             --              78            439
Acquisition of Equipment Previously Leased under Operating
  Leases....................................................          --             --         (46,742)            --
                                                               ---------      ---------     -----------       --------
Net Cash Provided by (Used in) Investing Activities.........       8,939       (160,354)     (1,095,002)       (51,016)
                                                               ---------      ---------     -----------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (Decrease) Increase in Notes Payable....................     (47,439)        35,156         111,073         (3,000)
Payments on Debt............................................     (11,868)      (157,184)       (403,801)        (2,833)
Repurchases of Redeemable Common Stock......................        (893)        (3,345)             --             --
Proceeds from Issuance of Common Stock, net.................          --             --         760,617            838
Issuance of Debt............................................          --        300,000       1,803,146         12,669
Increase in Deferred Debt Issuance Costs....................          --         (8,612)        (89,792)            --
Predecessor Debt Paid at Merger.............................          --             --      (1,046,690)            --
Dividends...................................................          --             --              --         (2,630)
                                                               ---------      ---------     -----------       --------
Net Cash (Used in) Provided by Financing Activities.........     (60,200)       166,015       1,134,553          5,044
                                                               ---------      ---------     -----------       --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................       1,311         (3,071)          1,869           (638)
                                                               ---------      ---------     -----------       --------
Net (Decrease) Increase in Cash and Equivalents.............      (1,911)        (1,606)         17,356         (9,835)
Cash and Equivalents at Beginning of Period.................      15,751         17,357               1         35,870
                                                               ---------      ---------     -----------       --------
CASH AND EQUIVALENTS AT END OF PERIOD.......................   $  13,840      $  15,751     $    17,357       $ 26,035
                                                               =========      =========     ===========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                            RIVERWOOD HOLDING, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                           (IN THOUSANDS OF DOLLARS)

     On March 27, 1996, Holding, through its wholly-owned subsidiary RIC Holding, acquired all of the outstanding shares of common stock of RIC. The purchase method of accounting was used to record assets acquired and liabilities assumed by Holding. As a result of the Merger, purchase accounting, the effect of the disposition of substantially all of the U.S. Timberlands/Wood Products business segment (see Note 25) and certain Other Costs of the Predecessor, the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since the financial statements report results of operations and cash flows of these two separate entities.

                                                                                 RETAINED     CUMULATIVE
                                                  NONREDEEMABLE   CAPITAL IN     EARNINGS      CURRENCY         TOTAL
                                                     COMMON       EXCESS OF    (ACCUMULATED   TRANSLATION   SHAREHOLDERS'
                                                      STOCK       PAR VALUE      DEFICIT)     ADJUSTMENT       EQUITY
                                                  -------------   ----------   ------------   -----------   -------------
PREDECESSOR:
------------------------------------------------
BALANCES AT DECEMBER 31, 1995...................      $657         $526,814     $  45,309      $(10,470)      $562,310
  Net (Loss)....................................        --               --        (2,050)           --         (2,050)
  Currency translation adjustment...............        --               --            --          (989)          (989)
  Issuance of 43,148 shares of Common Stock.....        --              846            --            --            846
  Dividends of $0.04 per share on Common
    Stock.......................................        --               --        (2,630)           --         (2,630)
                                                      ----         --------     ---------      --------       --------
BALANCES AT MARCH 27, 1996......................      $657         $527,660     $  40,629      $(11,459)      $557,487
                                                      ====         ========     =========      ========       ========
-------------------------------------------------------------------------------------------------------------------------
COMPANY:
------------------------------------------------
BALANCES AT MARCH 28, 1996......................      $ --         $      1     $      --      $     --       $      1
  Net (Loss)....................................        --               --      (105,136)           --       (105,136)
  Currency translation adjustment...............        --               --            --         8,117          8,117
  Issuance of 7,000,000 shares of Class A Common
    Stock.......................................        70          699,930            --            --        700,000
  Issuance of 500,000 shares of Class B Common
    Stock.......................................         5           49,995            --            --         50,000
  Stock issuance costs..........................        --             (451)           --            --           (451)
  Adjustment to redemption value of Redeemable
    Common Stock................................        --            1,678            --            --          1,678
                                                      ----         --------     ---------      --------       --------
BALANCES AT DECEMBER 31, 1996...................        75          751,153      (105,136)        8,117        654,209
  Net (Loss)....................................        --               --      (152,473)           --       (152,473)
  Currency translation adjustment...............        --               --            --       (22,302)       (22,302)
                                                      ----         --------     ---------      --------       --------
BALANCES AT DECEMBER 31, 1997...................        75          751,153      (257,609)      (14,185)       479,434
  Net (Loss)....................................        --               --      (140,304)           --       (140,304)
  Currency translation adjustment...............        --               --            --        (1,308)        (1,308)
  Adjustment to redemption value of Redeemable
    Common Stock................................        --           (1,053)           --            --         (1,053)
                                                      ----         --------     ---------      --------       --------
BALANCES AT DECEMBER 31, 1998...................      $ 75         $750,100     $(397,913)     $(15,493)      $336,769
                                                      ====         ========     =========      ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                            RIVERWOOD HOLDING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND BASIS OF PRESENTATION

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

     The consolidated financial statements presented herein for the period prior to March 28, 1996, represent the Predecessor's financial position, results of operations and cash flows prior to the Merger and, consequently, are stated on the Predecessor's historical cost basis. The consolidated financial statements as of December 31, 1998, and 1997 and for the years ended December 31, 1998 and 1997, and the nine months ended December 31, 1996, respectively, reflect the adjustments which were made to record the Merger. On October 18, 1996, the Company sold substantially all of the assets of the U.S. Timberlands/Wood Products business segment. The operating results for the U.S. Timberlands/Wood Products business segment have been classified as discontinued operations for the period beginning March 28, 1996 and ending October 18, 1996 (date of sale) in the Consolidated Statements of Operations. Discontinued operations have not been segregated in the Consolidated Statements of Cash Flows nor have they been reclassified as discontinued operations in the Predecessor's Consolidated Statements of Operations and Consolidated Balance Sheets. Accordingly, the financial statements of the Predecessor for the period prior to March 28, 1996 are not comparable in all material respects with the financial statements subsequent to the date of the Merger. The most significant differences relate to discontinued operations and to adjustments recorded in connection with the Merger for inventory, property, plant and equipment, intangibles and debt which resulted in increased cost of sales, amortization, depreciation and interest expense in the years ended December 31, 1998 and 1997, and the nine months ended December 31, 1996 and will continue to do so in future periods.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) PRINCIPLES OF CONSOLIDATION

     The following is a summary of significant accounting policies of the Company. For a summary of the Predecessor's significant accounting policies, please refer to the Predecessor's financial statements incorporated by reference in the annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1995.

     The accompanying consolidated financial statements include all of the accounts of Riverwood Holding, Inc. and its subsidiaries. The accompanying consolidated financial statements include the worldwide operations of the paperboard, packaging and packaging machinery businesses and (through the date of sale, see Note 25), the wood products businesses. All significant transactions and balances between the consolidated operations have been eliminated.

                            RIVERWOOD HOLDING, INC.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     The Company's international subsidiaries are principally consolidated and reported on the basis of fiscal years ending November 30 and interim quarterly periods ending on a date approximately one month prior to the U.S. quarterly periods. The U.S. quarterly periods are generally on a 13-week basis ending on a Saturday; however, the length of the first and fourth quarters will vary depending upon the calendar.

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

     Costs directly associated with the development and testing of computer information systems are deferred and included in property, plant and equipment. Such costs are amortized on a straight-line basis over the expected useful life of 5 years. Costs indirectly associated with such projects and ongoing maintenance costs are expensed as incurred. A total of $7.6 million and $5.7 million in costs relating to software development were capitalized in 1998 and 1997, respectively, and included in property, plant and equipment at December 31, 1998 and December 31, 1997.

     Interest is capitalized on major projects. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Capitalized interest was approximately $1.4 million, $3.5 million, $2.0 million and $0.5 million in the years ended December 31, 1998 and 1997, the nine-month period ended December 31, 1996, and the three-month period ended March 27, 1996, respectively.

(E) DEPRECIATION, AMORTIZATION AND COST OF TIMBER HARVESTED

     Depreciation and amortization are principally computed using the straight-line method based on the following estimated useful lives of the related assets:

Buildings...................................................  10 to 40 years
Land improvements...........................................   3 to 20 years
Machinery and equipment.....................................   2 to 40 years
Furniture and fixtures......................................   1 to 12 years
Automobiles and light trucks................................    2 to 5 years

     For certain major capital additions, the Company computes depreciation on the units-of-production method until the asset's designed level of production is achieved and sustained.

     Cost of timber harvested was based on unit cost rates calculated using the total estimated yield of timber to be harvested and the unamortized timber costs.

                            RIVERWOOD HOLDING, INC.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     The Company assesses its long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, the Company projects future cash flows, undiscounted and before interest, over the remaining life of such assets. If these projected cash flows are less than the carrying amount, an impairment would be recognized, resulting in a write-down of assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets.

     Goodwill is amortized on a straight-line basis over 40 years. The cost of patents, licenses and trademarks is amortized on a straight-line basis over 15 to 20 years. The related amortization expense is included in Other Expense, net, in the Consolidated Statements of Operations. The Company assesses goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, the Company projects future cash flows, undiscounted and before interest, over the remaining life of the goodwill. If these projected cash flows are less than the carrying amount of the goodwill, an impairment would be recognized, resulting in a write down of goodwill with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amount of the goodwill and the undiscounted future cash flows before interest.

(F) INTERNATIONAL CURRENCY

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

     The Company enters into forward exchange contracts to hedge certain foreign currency denominated exposures and option contracts to hedge anticipated transactions denominated in foreign currency. Realized and unrealized gains and losses on these contracts are included in Other Expense, net, in the Consolidated Statements of Operations. The discount or premium on a forward exchange contract is included in the measurement of the basis of the related foreign currency transaction when recorded. The premium on an option contract is accounted for separately and amortized to Other Expense, net, over the term of the contract.

(G) INCOME TAXES

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

                            RIVERWOOD HOLDING, INC.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
(I) INSURANCE RESERVES

     It is the Company's policy to self-insure or fund a portion of certain expected losses related to group health benefits. Provisions for losses expected are recorded based on the Company's estimates, on an undiscounted basis, of the aggregate liabilities for known claims and estimated claims incurred but not reported.

(J) ENVIRONMENTAL REMEDIATION RESERVES

     The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for such losses are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

(K) USE OF ESTIMATES

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

NOTE 3 -- RECEIVABLES

     The components of receivables at December 31 were as follows:

                 (IN THOUSANDS OF DOLLARS)                      1998       1997
                 -------------------------                    --------   --------
Trade.......................................................  $123,816   $144,479
Less, allowance.............................................     2,132        560
                                                              --------   --------
                                                               121,684    143,919
Other.......................................................    20,537      7,635
                                                              --------   --------
                                                              $142,221   $151,554
                                                              ========   ========

NOTE 4 -- FINANCIAL INSTRUMENTS

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

     The Company enters into forward exchange contracts to effectively hedge substantially all accounts receivable and certain accounts payable resulting from transactions denominated in nonfunctional currencies. The purpose of the forward exchange contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from the collection of the hedged accounts receivable or payment of the hedged accounts payable will be adversely affected by changes in exchange rates. At December 31, 1998 and 1997, the Company had various forward exchange contracts, with maturities ranging up to one year, to exchange nonfunctional currencies for functional currencies (to hedge accounts receivable and payable denominated in nonfunctional currencies). When aggregated and measured in U.S. dollars at year-end exchange rates, the notional amount of these forward exchange contracts totaled approximately $44.9 million

                            RIVERWOOD HOLDING, INC.

NOTE 4 -- FINANCIAL INSTRUMENTS -- (CONTINUED) and $62.1 million at December 31, 1998 and 1997, respectively. Generally, unrealized gains and losses resulting from these contracts are recognized currently in operations and approximately offset corresponding unrealized gains and losses recognized on the hedged accounts receivable or accounts payable.

     During 1998 and 1997, the Company entered into option contracts to hedge certain anticipated foreign currency transactions. The purpose of the option contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from anticipated foreign currency transactions will be adversely affected by changes in exchange rates. At December 31, 1998, one option contract existed, with a maturity of one year. When measured in U.S. dollars at year-end exchange rates, the notional amount of the purchased option contract totaled approximately $15.8 million. At December 31, 1997, no option contracts were outstanding. Option contract premiums are amortized over the term of the contract. Gains, if any, related to these contracts are recognized in income when the anticipated transaction occurs.

     The Company uses interest rate swap and cap agreements to fix or cap a portion of its variable rate Term Loan Facility to a fixed rate in order to reduce the impact of interest rate changes on future income. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense related to the debt. At December 31, 1998, the Company had interest rate swap agreements with a notional amount of $300 million which expire on various dates through the year 2000, under which the Company will pay fixed rates of 5.05 percent to 5.945 percent and receive three-month LIBOR.

     The Company's customers are not concentrated in any specific geographic region, but are concentrated in certain industries. Customers of the Coated Board business segment include the beverage and packaged foods industries. Customers of the Containerboard business segment include integrated and non-integrated containerboard converters. During the year ended December 31, 1998, one customer accounted for approximately 11 percent of the Company's net sales. During the year ended December 31, 1997 and the three months ended March 28, 1996, no single customer accounted for more than 10 percent of the Company's net sales. During the nine months ended December 31, 1996, one customer accounted for approximately 11 percent of the Company's net sales. There were no significant accounts receivable from a single customer at December 31, 1998 and 1997. The Company reviews a customer's credit history before extending credit. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

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

  INTEREST RATE SWAP AND CAP AGREEMENTS

     The fair value of interest rate swap and cap agreements is based on quoted market prices by counter parties taken into account the current creditworthiness of the swap counterparties.

                            RIVERWOOD HOLDING, INC.

NOTE 4 -- FINANCIAL INSTRUMENTS -- (CONTINUED)
     The carrying amounts and estimated fair value of the Company's financial instruments as of December 31 were as follows:

                                                   1998                      1997
                                          -----------------------   -----------------------
                                           CARRYING       FAIR       CARRYING       FAIR
       (IN THOUSANDS OF DOLLARS)           AMOUNTS       VALUE       AMOUNTS       VALUE
       -------------------------          ----------   ----------   ----------   ----------
Nontrade receivables....................  $   20,537   $   20,537   $    7,635   $    7,635
Short-term borrowings...................  $    5,537   $    5,537   $    6,284   $    6,284
Long-term debt..........................  $1,692,491   $1,629,012   $1,750,990   $1,735,086
Current forward exchange contracts......  $       --   $   (2,489)  $       --   $     (116)
Currency option contracts...............  $       --   $      266   $       --   $       --
Interest rate swap contracts............  $       --   $   (1,807)  $       --   $     (773)
Interest rate cap contracts.............  $       --   $       --   $      159   $       --

NOTE 5 -- INVENTORIES

     The major classes of inventories at December 31 were as follows:

                 (IN THOUSANDS OF DOLLARS)                      1998       1997
                 -------------------------                    --------   --------
Finished goods..............................................  $ 72,120   $ 66,559
Work-in progress............................................     7,157     11,173
Raw materials...............................................    52,669     65,030
Supplies....................................................    35,442     31,736
                                                              --------   --------
                                                              $167,388   $174,498
                                                              ========   ========

     Inventories in the amount of $33.1 million and $27.9 million at December 31, 1998 and 1997, respectively, were valued using the first-in, first-out ("FIFO") or average cost method. The balance of the inventories was valued using the LIFO method. The excess of FIFO values over amounts for financial reporting purposes was $0.9 million and $6.9 million at December 31, 1998 and 1997, respectively. During the years ended December 31, 1998 and 1997, and the nine months ended December 31, 1996, the company recognized a (credit)/charge relating to LIFO valuation of $(5.6) million, $6.9 million, and $1.5 million respectively.

     In connection with the Merger, the Company adjusted its inventory balances to its estimated fair value which resulted in a write-up to inventory of approximately $13.6 million and is being charged to cost of sales when the March 27, 1996 LIFO base inventory layers are liquidated. Approximately $0.7 million, $3.9 million, and $0.6 million of this fair value write-up of inventories was charged to cost of sales during the years ended December 31, 1998 and 1997, and the nine-month period ended December 31, 1996, respectively.

NOTE 6 -- INVESTMENTS IN NET ASSETS OF EQUITY AFFILIATES

     The major components of Investments in Net Assets of Equity Affiliates at December 31 were as follows:

                 (IN THOUSANDS OF DOLLARS)                      1998       1997
                 -------------------------                    --------   --------
Equity investment in Igaras.................................  $138,496   $137,964
Other equity investments....................................     5,115      3,726
                                                              --------   --------
                                                              $143,611   $141,690
                                                              ========   ========

                            RIVERWOOD HOLDING, INC.

NOTE 6 -- INVESTMENTS IN NET ASSETS OF EQUITY AFFILIATES -- (CONTINUED) Investments are accounted for using the equity method of accounting. The most significant of these investments is Igaras, an integrated containerboard producer located in Brazil. The following represents the summarized balance sheet information for Igaras as of December 31:

(IN THOUSANDS OF DOLLARS)                                       1998       1997
-------------------------                                     --------   --------
Current Assets..............................................  $ 82,503   $103,628
Noncurrent Assets...........................................  $451,922   $364,604
Current Liabilities.........................................  $ 97,956   $ 74,527
Noncurrent Liabilities......................................  $132,866   $ 90,141
Shareholders' Equity........................................  $303,603   $303,564

     The following represents the summarized income statement information for Igaras for the years ended December 31, 1998 and 1997, the nine months ended December 31, 1996, and the three months ended March 27, 1996:

                                                         COMPANY                     PREDECESSOR
                                        ------------------------------------------   ------------
                                                                      NINE MONTHS    THREE MONTHS
                                         YEAR ENDED     YEAR ENDED       ENDED          ENDED
                                        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    MARCH 27,
(IN THOUSANDS OF DOLLARS)                   1998           1997           1996           1996
-------------------------               ------------   ------------   ------------   ------------
Net Sales.............................    $257,026       $239,454       $175,116       $59,582
Cost of Sales.........................     205,047        165,983        117,615        38,962
                                          --------       --------       --------       -------
Gross Profit..........................    $ 51,979       $ 73,471       $ 57,501       $20,620
                                          ========       ========       ========       =======
Income from Operations................    $ 23,441       $ 49,194       $ 42,350       $14,521
                                          ========       ========       ========       =======
Net Income............................    $ 11,747       $ 42,673       $ 34,552       $10,113
                                          ========       ========       ========       =======

     During the years ended December 31, 1998 and 1997, the nine-month period ended December 31, 1996, and the three month period ended March 27, 1996, paperboard was sold to Igaras totaling approximately $23.0 million, $12.6 million, $4.8 million and $0.3 million, respectively. The amount of the carrying value of the investment in Igaras at December 31, 1998 and 1997 differs from the underlying equity in net assets by $13.3 million and $13.8 million, respectively, and relates to the write-down of this investment to estimated fair value in purchase accounting and declared but unpaid dividends. Included in Receivables at December 31, 1998 and 1997 were amounts due from Igaras of $3.5 million and $1.7 million, respectively, for paperboard sales. Included in Other Assets as of December 31, 1998 and 1997 are long-term receivables from Igaras for packaging machinery sales of $3.9 million and $3.7 million, net of unamortized discount of $0.7 million and $1.0 million, respectively.

     The amount of the Company's portion of Igaras' undistributed earnings at December 31, 1998 and 1997 was approximately $45.4 million and $38.6 million, respectively. The amount of dividends received from Igaras during the years ended December 31, 1998 and 1997, the nine months ended December 31, 1996, and the three months ended March 27, 1996 were $5.4 million, $4.0 million, $5.0 million and nil, respectively, net of taxes of $0.9 million, $0.7 million, nil, and nil, respectively.

     On January 14, 1999, the Central Bank of Brazil changed the foreign exchange policy by eliminating the exchange rate band, which had been used as a means to control the fluctuation of the Real against the U.S. dollar. The exchange rate is now determined by market forces. As a consequence of such change, the Real suffered a significant devaluation related to the U.S. dollar during the beginning of 1999. At this time it is not practicable to determine whether or at what level the exchange rate will stabilize as well as the effect of such exchange rate fluctuation on Igaras' operations or the Company's investment in the net assets of Igaras.

                            RIVERWOOD HOLDING, INC.

NOTE 6 -- INVESTMENTS IN NET ASSETS OF EQUITY AFFILIATES -- (CONTINUED)
     The exchange rate at December 31, 1998 was R$1.20 to one U.S. dollar, and at January 22, 1999 was approximately R$1.70. The net foreign currency liabilities at January 22, 1999 had not changed significantly compared to December 31, 1998.

NOTE 7 -- OTHER ASSETS

     Other Assets included intangible assets at December 31, and consisted of the following:

(IN THOUSANDS OF DOLLARS)                                       1998       1997
-------------------------                                     --------   --------
Patents, licenses and trademarks............................  $ 64,826   $ 63,785
Deferred start-up costs.....................................        --      1,351
                                                              --------   --------
Total amortizable assets....................................    64,826     65,136
Less, accumulated amortization..............................     9,366      5,921
                                                              --------   --------
                                                                55,460     59,215
Deferred debt issuance costs, net...........................    52,372     62,575
Pension assets..............................................    13,312     12,698
Capitalized spare parts.....................................    16,606     17,074
Deferred design costs.......................................     4,625      2,559
Other.......................................................     7,692      7,656
                                                              --------   --------
                                                              $150,067   $161,777
                                                              ========   ========

NOTE 8 -- SHORT-TERM DEBT

     Short-term debt at December 31 consisted of the following:

(IN THOUSANDS OF DOLLARS)                                      1998      1997
-------------------------                                     -------   -------
Short-term borrowings.......................................  $ 5,537   $ 6,284
Current portion of long-term debt...........................   12,076    38,046
                                                              -------   -------
                                                              $17,613   $44,330
                                                              =======   =======

     In connection with the Merger, the Company called $125 million of Convertible Subordinated Notes, of which $6.0 million was not redeemed at December 31, 1998 and is included in current portion of long-term debt.

     Short-term borrowings were principally at the Company's international subsidiaries. The weighted average interest rate on short-term borrowings as of December 31, 1998 and 1997 was 3.1 percent and 3.5 percent, respectively.

NOTE 9 -- COMPENSATION AND EMPLOYEE BENEFITS

     Accruals for future compensated employee absences, principally vacation, were $13.9 million and $16.3 million at December 31, 1998 and 1997, respectively, and were included in Compensation and employee benefits on the Consolidated Balance Sheets.

NOTE 10 -- LONG-TERM DEBT

     In connection with the Merger, the Company entered into the Senior Secured Credit Agreement with certain lenders providing the Senior Secured Credit Facilities with aggregate commitments not to exceed $1,550 million, including the $1,150 million Term Loan Facility and the $400 million Revolving Facility. In

                            RIVERWOOD HOLDING, INC.

NOTE 10 -- LONG-TERM DEBT -- (CONTINUED) addition, RIMI, entered into the Machinery Credit Agreement providing for the $140 million Machinery Facility with certain lenders for the purpose of financing or refinancing packaging machinery. In connection with the Merger, the Company also completed the Notes Offering of $250 million aggregate principal amount of 10 1/4% Senior Notes due 2006 and $400 million aggregate principal amount of 10 7/8% Senior Subordinated Notes due 2008. Furthermore, substantially all outstanding indebtedness (with certain limited exceptions) and packaging machinery leasing obligations of RIC and its subsidiaries were repaid or terminated in connection with the Merger.

     The Term Loan Facility will mature through 2004, the Revolving Facility will mature in 2003 and the Machinery Facility will mature in 2001, with all amounts then outstanding becoming due. The loans under the Facilities bear interest at floating rates based upon the interest rate option elected by the Company.

     On October 18, 1996, the Company sold substantially all of the assets of the U.S. Timberlands/Wood Products business segment for approximately $550 million in cash (see Note 25). The Company applied $400.0 million of the sale proceeds to repay term loans under the Term Loan Facility, including approximately $375.0 million of Tranche A term loans, approximately $18.4 million of Tranche B term loans and approximately $6.6 million of Tranche C term loans. The Company applied the remaining sale proceeds to outstanding revolving credit borrowings under the Revolving Facility. This application of proceeds did not involve any revolving credit commitment reduction. Such commitment remains at $400 million.

     On July 28, 1997, the Company completed an offering of $250 million principal amount of 10 5/8% Senior Notes due 2007. The net proceeds of this offering were applied to prepay certain revolving credit borrowings under the Company's Revolving Facility (without any commitment reduction) and to refinance certain Tranche A term loans and other borrowings under the Senior Secured Credit Agreement. A registration statement under the Securities Act of 1933, as amended, registering the New Notes offered in exchange for the 1997 Notes became effective October 1, 1997. On November 3, 1997, the Company completed its exchange offer of the 1997 Notes for the New Notes.

     In connection with the 1997 Notes, the Company's senior secured lenders modified certain financial and other covenants to reflect, among other things, the Company's recent financial results and market and operating conditions, as well as the consummation of the 1997 Notes offering and prepayment of the Term Loan Facility and other borrowings. The amended covenants also specify permitted capital expenditures (subject to certain carryover allowances and other adjustments) of no more than $140 million and $135 million for 1999 and 2000, respectively, and $130 million per year thereafter and places restriction on the payments of dividends. The amended covenants also specify, among other changes, the elimination of the minimum consolidated net worth requirements, and the following amended minimum EBITDA and interest coverage ratio requirements for each four quarter period ending during the following test periods:

                       PERIOD                             EBITDA      INTEREST COVERAGE RATIO
                       ------                          ------------   -----------------------
December 31, 1998 -- December 30, 1999...............  $200 million        1.00 to 1.00
December 31, 1999 -- December 30, 2000...............  $265 million        1.25 to 1.00
December 31, 2000 -- December 30, 2001...............  $325 million        1.50 to 1.00
December 31, 2001 -- December 30, 2002...............  $350 million        1.75 to 1.00
December 31, 2002 -- December 30, 2003...............  $375 million        2.00 to 1.00
Thereafter...........................................  $400 million        2.25 to 1.00

     The Credit Agreements impose restrictions on the Company's ability to make capital expenditures and both the Credit Agreements and the Indentures governing the Notes limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, to meet its capital spending program, to provide for unanticipated capital investments or to take advantage of business opportunities. The covenants contained in the Credit Agreements also, among other things, restrict the ability of the Company and its subsidiaries to

                            RIVERWOOD HOLDING, INC.

NOTE 10 -- LONG-TERM DEBT -- (CONTINUED) dispose of assets, incur guarantee obligations, repay the Notes, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with affiliates, and otherwise restrict corporate activities. The covenants contained in the Indentures governing the Notes also impose restrictions on the operation of the Company's businesses. The Company was in compliance with the financial covenants in its Credit Agreements at December 31, 1998.

     At December 31, 1998, the Company and its U.S. and international subsidiaries had the following amounts available under revolving credit facilities:

                                            TOTAL AMOUNT     TOTAL AMOUNT        TOTAL AMOUNT
                                                 OF         OUTSTANDING AT       AVAILABLE AT
(IN THOUSANDS OF DOLLARS)                   COMMITMENTS    DECEMBER 31, 1998   DECEMBER 31, 1998
-------------------------                   ------------   -----------------   -----------------
Revolving Facility........................    $400,000         $116,400            $283,600
Machinery Facility........................     140,000           20,000              25,000
International Facilities..................      20,357            6,635              13,722
                                              --------         --------            --------
                                              $560,357         $143,035            $322,322
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

     Long-term debt at December 31 consisted of the following:

(IN THOUSANDS OF DOLLARS)                                        1998         1997
-------------------------                                     ----------   ----------
Senior Notes with interest payable semi-annually at 10.625
  percent, payable in 2007..................................  $  250,000   $  250,000
Senior Notes with interest payable semi-annually at 10.25
  percent, payable in 2006..................................     250,000      250,000
Senior Subordinated Notes with interest payable
  semi-annually at 10.875 percent, payable in 2008..........     400,000      400,000
Senior Secured Term Loan Facility with interest payable at
  various dates less than one year at floating rates (7.63
  percent to 8.63 percent at December 31, 1998), payable
  through 2004..............................................     641,042      644,012
Senior Secured Revolving Facility with interest payable at
  various dates less than one year at floating rates (8.04
  percent to 9.25 percent at December 31, 1998), payable in
  2003......................................................     116,400      144,400
Machinery Facility with interest payable at various dates
  less than one year at floating rates (8.06 percent at
  December 31, 1998), payable in 2001.......................      20,000       19,000
Senior Notes with interest payable semi-annually at 10.75
  percent, payable in 2000..................................         529          529
Senior Subordinated Notes with interest payable
  semi-annually at 11.25 percent, payable in 2002...........         804          804
Convertible Subordinated Notes with interest payable
  semi-annually at 6.75 percent, payable in 2003,
  convertible beginning March 27, 1996......................       6,044        6,064

                            RIVERWOOD HOLDING, INC.

NOTE 10 -- LONG-TERM DEBT -- (CONTINUED)

(IN THOUSANDS OF DOLLARS)                                        1998         1997
-------------------------                                     ----------   ----------
Senior Subordinated Notes with interest payable
  semi-annually at 10.375 percent, payable in 2004..........          15           15
Pollution control revenue bonds with interest payable
  semi-annually at 6.25 percent, payable through 2007.......       1,000        1,000
Notes payable to individuals with interest payable at 6.0
  percent...................................................          --        5,278
International Notes payable to banks with interest payable
  at various dates less than one year at interest rates
  ranging from 1.4 to 4.0 percent at December 31, 1997,
  payable through 1998......................................       2,288       24,758
Capitalized leases with interest payable from 6.52 percent
  to 10.25 percent, payable through 2005....................       4,334        5,099
Other.......................................................          35           31
                                                              ----------   ----------
                                                               1,692,491    1,750,990
Less, current portion.......................................      12,076       38,046
                                                              ----------   ----------
                                                              $1,680,415   $1,712,944
                                                              ==========   ==========

     The Term Loan Facility, the Revolving Facility and the Machinery Facility were collateralized by substantially all of the net assets (including the capital stock of certain international subsidiaries) of the Company.

     Long-term debt maturities and expirations of funded long-term working capital commitments at December 31, 1998, were as follows:

(IN THOUSANDS OF DOLLARS)
-------------------------
1999........................................................  $   12,076
2000........................................................       5,078
2001........................................................     120,704
2002........................................................     194,598
2003........................................................     184,759
After 2003..................................................   1,175,276
                                                              ----------
                                                              $1,692,491
                                                              ==========

NOTE 11 -- REDEEMABLE COMMON STOCK

     During the nine months ended December 31, 1996, Holding completed an offering of Holding Common Stock to certain members of management and key employees of the Company. As of December 31, 1996, the Company had issued 111,900 shares of Holding Class A Common Stock to Management Investors at fair value for gross cash proceeds of $11.2 million. The common stock held by Management Investors is mandatorily redeemable at fair market value as determined by the Executive Committee of the Board of Directors and in certain circumstances the Management Investors can require the Company to repurchase the Holding Class A Common Stock. These shares are classified as Redeemable Common Stock on the Consolidated Balance Sheets and are carried at their redemption value at December 31, 1998. Accordingly, the difference between the redemption value at December 31, 1997 of $85 per share and the redemption value at December 31, 1998 of $100 per share as determined by the Executive Committee of the Board of Directors is accounted for as a charge to Capital in Excess of Par Value. During 1998 and 1997, the Company repurchased 10,500 and 39,350 shares, respectively, of Redeemable Common Stock for $85 per share.

                            RIVERWOOD HOLDING, INC.

NOTE 11 -- REDEEMABLE COMMON STOCK -- (CONTINUED)
     In connection with the issuance of Redeemable Common Stock to Management Investors, the Company has guaranteed loans, with full recourse, from a bank to certain Management Investors totaling approximately $1.5 million at December 31, 1998.

NOTE 12 -- NONREDEEMABLE COMMON STOCK

     On March 27, 1996, Holding completed an offering of 7,000,000 shares of Class A Common Stock with a par value of $0.01 per share to certain institutional investors for $700 million. Total Class A Common Stock authorized for issuance at December 31, 1998 was 9,000,000 shares, of which amount 7,062,050 shares were outstanding, including 62,050 shares issued to Management Investors as Redeemable Common Stock (see Note 11). Also on March 27, 1996, Holding completed an offering of 500,000 shares of Class B Common Stock with a par value of $0.01 per share to an institutional investor for $50 million. Total Class B Common Stock, which is non-voting, authorized for issuance at December 31, 1998 was 3,000,000 shares, of which 500,000 shares were outstanding.

NOTE 13 -- STOCK INCENTIVE PLANS

     On August 19, 1998, a certain key executive received a total of 30,000 non-qualified options to purchase shares of redeemable Class A Common Stock at an exercise price of $100 per share. Of these stock options granted in 1998, 15,000 vest over a four-year period, 7,500 vest based on achievement of certain financial goals or on February 19, 2008, whichever occurs first, and the remaining 7,500 vested immediately and are exercisable during the 60-day period following the earlier of (a) the date in which the Company delivers a notice of exercise to the executive and (b) August 19, 2003. On March 31, 1997, a certain key executive received a total of 225,000 non-qualified stock options at a weighted average exercise price of $75 per share. Of these stock options granted in 1997, 112,500 vest over a five-year period and 112,500 have accelerated vesting based on achievement of certain financial goals or on September 30, 2006, whichever occurs first. On June 4, 1996, the Management Investors received a total of 296,550 non-qualified stock options (collectively "Stock Options") at a weighted average exercise price of $100 per share. Of these stock options granted in 1996, 223,800 vest over a five-year period and 72,750 have accelerated vesting based on achievement of certain financial goals or on December 4, 2005, whichever occurs first. As of December 31, 1998, no Stock Options were exercised, 203,204 Stock Options at a weighted average exercise price of $100 were cancelled leaving 348,346 Stock Options with a remaining weighted average contractual life of 4 years, and 74,925 Stock Options had vested at a weighted average exercise price of $94.27 per share. As of December 31, 1997, no Stock Options were exercised, and 40,333 Stock Options had vested at a weighted average exercise price of $100 per share. As of December 31, 1996, no stock options were exercised or vested.

     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the Stock Options. Accordingly, the Company recognizes compensation expense for Stock Options when the exercise price is less than the related fair value at the date of grant or when the performance criteria is met. During the years ended December 31, 1998 and 1997, and the nine months ended December 31, 1996, the Company recognized compensation expense of $1.0 million, $0.4 million, and nil, respectively, related to Stock Options. Had compensation expense for the Company's grants of Stock Options been determined in accordance with Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company's Net Loss for the year ended December 31, 1998, the year ended December 31, 1997, and the nine months ended December 31, 1996, would approximate $141.9 million, $154.4 million, and $106.0 million, respectively. The weighted average fair value of the stock options was estimated to be $5.54 per option on the date of grant for stock options granted in 1998, and $27.46 per option on the date of grant for stock options granted in 1997 and 1996. The Company used the Black-Scholes option-pricing model to value the Stock Options with the following assumptions: dividend yield

                            RIVERWOOD HOLDING, INC.

NOTE 13 -- STOCK INCENTIVE PLANS -- (CONTINUED) of zero, no volatility, risk-free interest rates ranging from 5.304 to 6.75 percent, a zero forfeiture rate and an expected life of 3 to 5 years. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

NOTE 14 -- CURRENCY TRANSLATION ADJUSTMENT

     An analysis of changes in the Cumulative Currency Translation Adjustment included in Shareholders' Equity at December 31 was as follows:

                                                         COMPANY                     PREDECESSOR
                                        ------------------------------------------   ------------
                                                                      NINE MONTHS    THREE MONTHS
                                         YEAR ENDED     YEAR ENDED       ENDED          ENDED
                                        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    MARCH 27,
(IN THOUSANDS OF DOLLARS)                   1998           1997           1996           1996
-------------------------               ------------   ------------   ------------   ------------
Cumulative currency translation
  adjustment at beginning of period...    $(14,185)      $  8,117        $   --        $(10,470)
Currency translation adjustments......      (1,308)       (22,262)        8,121            (989)
Income taxes related to currency
  translation adjustments.............          --            (40)           (4)             --
                                          --------       --------        ------        --------
                                          $(15,493)      $(14,185)       $8,117        $(11,459)
                                          ========       ========        ======        ========

NOTE 15 -- CONTINGENCIES AND COMMITMENTS

     Total rental expense was approximately $14.1 million, $15.2 million, $14.3 million, and $3.8 million for the years ended December 31, 1998 and 1997, the nine months ended December 31, 1996 and the three months ended March 27, 1996.

     At December 31, 1998, total commitments of the Company under long-term, non-cancelable contracts were as follows:

(IN THOUSANDS OF DOLLARS)
-------------------------
1999........................................................  $17,247
2000........................................................   15,910
2001........................................................   14,213
2002........................................................   10,976
2003........................................................   12,482
After 2003..................................................    1,124
                                                              -------
                                                              $71,952
                                                              =======

     In 1998, the Company entered into an agreement to sell its Farmerville and West Monroe Woodyard facilities (the "Woodyard Facilities"), whereby the purchaser agreed to construct a new woodyard facility at the West Monroe location for an estimated cost of $16 million. The completion of the sales transaction is contingent upon the purchaser successfully obtaining financing once the new facility construction is completed. Should the purchaser obtain the required financing and the sales transaction be completed, the Company will enter into a supply contract for a portion of the West Monroe Mill's wood chip needs through 2018. However, should the purchaser not be able to obtain financing, the Company would be required to maintain ownership of the Woodyard Facilities and reimburse the purchaser for the construction cost of the new woodyard facility.

                            RIVERWOOD HOLDING, INC.

NOTE 15 -- CONTINGENCIES AND COMMITMENTS -- (CONTINUED)
     The Company is committed to compliance with all applicable environmental laws and regulations throughout the world. Environmental law is, however, dynamic rather than static. As a result, costs, which are unforeseeable at this time, may be incurred when new laws are enacted, and when environmental agencies promulgate or revise rules and regulations.

     In late 1993, the U.S. Environmental Protection Agency proposed regulations (generally referred to as the "cluster rules") that would mandate more stringent controls on air and water discharges from the United States pulp and paper mills. The cluster rules were promulgated in April 1998, and the Company estimates the capital spending that may be required to comply with the cluster rules could reach $55 million to be spent at its two U.S. paper mills over a seven-year period beginning in 1999.

     In late 1995, the Louisiana Department of Environmental Quality ("DEQ") notified the Predecessor of potential liability for the remediation of hazardous substances at a wood treatment site in Shreveport, Louisiana that the Predecessor or its predecessors previously operated, and at a former oil refinery site in Caddo Parish, Louisiana which is on land that the Company currently owns. In response to these notices, the Company has provided additional information concerning these sites and has commenced its own evaluation of any claims and remediation liabilities for which it may be responsible. Subsequent to receipt in May 1996 of a Special Demand Letter from DEQ to remediate the site in Shreveport, the Company entered into an agreement with DEQ to perform a soil and groundwater investigation at the site. The Company expects this investigation to be completed during 1999. In September 1996, the Company received a Special Demand Letter from DEQ to remediate the site in Caddo Parish. The Company performed a waste inventory and treatability study at the site and is discussing with DEQ its responsibility and the participation of other potentially responsible parties at the site, as well as remediation options at the site.

     The Company is involved in environmental remediation projects for certain properties currently owned or operated by the Company, certain properties divested by the Company for which responsibility was retained, and waste sites where waste was shipped by predecessors of the Company or for which the Company might have corporate successor liability. Certain of these projects are being addressed under federal and state statutes, such as the Comprehensive Environmental Response, Compensation and Liability Act and the state law counterparts. The Company's costs in some instances cannot be reliably estimated until the remediation process is substantially underway or liability at multiparty sites has been addressed. To address these contingent environmental costs, the Company has accrued reserves when such costs are probable and can be reasonably estimated. The Company believes that, based on current information and regulatory requirements, the accruals established by the Company for environmental expenditures are adequate. Based on current knowledge, to the extent that additional costs may be incurred that exceed the accrued reserves, such amounts are not expected to have a material impact on the results of operations, cash flows or financial condition of the Company, although no assurance can be given that material costs will not be incurred in connection with clean-up activities at these properties, including the Shreveport and Caddo Parish sites referred to above.

     The Company is a party to a number of lawsuits arising out of the ordinary conduct of its business. While there can be no assurance as to their ultimate outcome, the Company does not believe that these lawsuits will have a material impact on the results of operations, cash flows or financial condition of the Company.

     On December 6, 1995, Forrest Kelly Clay, a former shareholder of the Predecessor, commenced a purported class action lawsuit in the United States District Court for the Northern District of Georgia, against the Company and certain of its officers (the "Individual Defendants," and together with the Company, the "Defendants"). In his complaint, Clay generally alleged that the Defendants violated the federal securities laws by disseminating misleading statements and by omissions concerning the strategic alternatives that the Predecessor was considering, including its potential sale to a third-party investor. The complaint also alleged that the Individual Defendants, through their exercise of stock appreciation rights ("SARs"), violated the

                            RIVERWOOD HOLDING, INC.

NOTE 15 -- CONTINGENCIES AND COMMITMENTS -- (CONTINUED) federal securities laws by trading in the Predecessor's securities while in possession of material, non-public information. The complaint generally sought damages in an unspecified amount, as well as other relief. On June 2, 1997, the court granted Defendants' Motion for Summary Judgment and dismissed the action in its entirety. The court based its ruling on the facts that (i) none of the statements attributable to the Company concerning its review of strategic alternatives was false and (ii) there is no causal relationship between plaintiff's purchase of Riverwood common stock and the Individual Defendants' exercise of SARs. On October 14, 1998, the U.S. Court of Appeals for the Eleventh Circuit affirmed the dismissal. The Court of Appeals ruled that (i) none of the statements attributable to the Company concerning its review of strategic alternatives was false and (ii) the SARs were not securities. On November 5, 1998, Clay filed a motion seeking rehearing en banc. The court has not yet ruled on that motion.

     On August 21, 1998 William D. Tatum, C. Steven Clark, Thomas W. Brabston, Sr., and Joe O. Harper, Jr. ("Plaintiffs"), all former employees of the Company, commenced a purported class action lawsuit in the Superior Court of Fulton County, Georgia, against the Company and certain current and former officers of the Company. In the complaint, Plaintiffs alleged generally that the Company and such officers (1) breached the terms of the contracts between Plaintiffs and the Predecessor governing Premium Stock Appreciation Rights ("PSARs") as a result of a suspension requested on August 23, 1995, (2) breached an implied covenant of good faith and fair dealing in connection with both the suspension and the lifting of that suspension and (3) engaged in fraud and negligent misrepresentation in connection with the lifting of the suspension by (a) failing to tell Plaintiffs that certain officers of the Predecessor were planning to exercise PSARs on September 21, 1995 and (b) failing to inform Plaintiffs of the status of the Predecessor's review of strategic alternatives as of September 21, 1995. Plaintiffs sought (i) an order granting class certification, (ii) an award of compensatory damages, (iii) pre-judgment interest, (iv) punitive damages in an amount to be determined by the jury and
(v) litigation expenses, including attorneys' fees. The defendants have answered the complaint. In addition, on October 16, 1998, the defendants moved to strike the class allegations in the complaint, and, on October 30, 1998, moved to dismiss the complaint. On January 6, 1999, the court granted the motion to strike the class allegations and denied the motion to dismiss the complaint. One additional plaintiff has been added. The parties are now engaged in discovery.

     The Company is a plaintiff in several actions against Mead claiming infringement of the Company's patents for its packaging machines, as to which Mead has filed counterclaims asserting that the Company's patents are invalid. In the furthest advanced of these actions, on November 18, 1998, a federal court entered an order refusing to adopt a special master's recommended finding that the Company's patent in issue was invalid, and ruled that Mead had been unlawfully infringing the Company's patent. On February 16, 1999, Mead filed an appeal from that decision.

     In connection with the Merger, the former majority owner of the Company agreed to bear the cost of a Section 338(h)(10) election for U.S. federal tax purposes and for purposes of state taxes for which the former majority owner and the Company filed returns on a combined basis. The Company agreed to bear the cost of this election for the purposes of other state taxes ("stand-alone taxes"), including Louisiana income tax. During 1997, the Company paid $27.5 million in estimated Louisiana stand-alone taxes relating to the election. The Company's calculation of its Louisiana tax was based on state law in effect at the time of the Merger, including a 1993 amendment. In May 1997, the Louisiana Supreme Court declared the 1993 amendment to be void under the Louisiana Constitution, retroactive to 1993. It is possible that the voiding of the 1993 amendment could result in the Company being required to pay significant additional Louisiana income tax relating to the election (plus potential penalties and statutory interest on the additional taxes). After consultation with Louisiana tax counsel, the Company filed its Louisiana income tax return for the period ended March 27, 1996 in reliance on the Louisiana tax law in effect at the time of the Merger, without the payment of any additional tax due to the voiding of the 1993 amendment. There can be no assurance,

                            RIVERWOOD HOLDING, INC.

NOTE 15 -- CONTINGENCIES AND COMMITMENTS -- (CONTINUED) however, that the Company would ultimately prevail on this issue if Louisiana were to challenge such filing position. If the Company were not to prevail in such a challenge, significant additional Louisiana income tax relating to the election could be payable. Management estimates that the maximum amount of such additional tax is approximately $47 million (plus potential penalties and statutory interest on any additional tax). The tax period ended March 27, 1996, is currently under audit by the State of Louisiana. If the Company receives an assessment from the State, the Company will consider paying the assessed amount to avoid further interest accruals as it contests the assessment. Management believes that the additional tax ultimately paid (if any) will be substantially less than the estimated maximum amount, although no assurance can be given in this regard. The Company and its advisors are continuing to study this situation. Since the law is unclear and the amounts involved could be significant, it may be several years before this matter is resolved.

NOTE 16 -- PENSIONS

     In the fourth quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. The adoption of SFAS No. 132 did not have a material impact on the Company's pension and other postretirement disclosures.

U.S. HOURLY AND SALARIED PENSION PLANS

     All of the Company's U.S. hourly union employees are participants in the Company's noncontributory defined benefit hourly plan (the " Hourly plan"). The pension expense of the Hourly plan is based primarily on years of service and the pension rate near retirement. The Company's U.S. salaried and nonunion hourly employees are participants in the Company's noncontributory defined benefit plan that was established during 1992 (the "Salaried plan").

     The Company's funding policies with respect to its U.S. pension plans are to contribute funds to trusts as necessary to at least meet the minimum funding requirements of the U.S. Internal Revenue Code. Plan assets are invested primarily in equities and fixed income securities.

(A) PENSION EXPENSE

     The pension expense related to the Hourly plan and Salaried plan consisted of the following:

                                                         COMPANY                     PREDECESSOR
                                        ------------------------------------------   ------------
                                                                      NINE MONTHS    THREE MONTHS
                                         YEAR ENDED     YEAR ENDED       ENDED          ENDED
                                        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    MARCH 27,
(IN THOUSANDS OF DOLLARS)                   1998           1997           1996           1996
-------------------------               ------------   ------------   ------------   ------------
Components of net periodic pension
  cost:
  Service cost........................    $  4,958       $  4,745       $  3,925       $ 1,482
  Interest cost.......................      13,955         14,552         10,141         3,197
  Expected return on plan assets......     (18,289)       (18,668)       (13,606)       (4,150)
  Amortizations:
  Prior service cost..................         989            816             --           (98)
  Actuarial loss/(gain)...............         (65)            --             --            --
                                          --------       --------       --------       -------
  Net periodic pension cost...........    $  1,548       $  1,445       $    460       $   431
                                          ========       ========       ========       =======

                            RIVERWOOD HOLDING, INC.

NOTE 16 -- PENSIONS -- (CONTINUED)
     Certain assumptions used in determining the pension expense related to the Hourly plan and Salaried plan were as follows:

                                                         COMPANY                     PREDECESSOR
                                        ------------------------------------------   ------------
                                                                      NINE MONTHS    THREE MONTHS
                                         YEAR ENDED     YEAR ENDED       ENDED          ENDED
                                        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    MARCH 27,
                                            1998           1997           1996           1996
                                        ------------   ------------   ------------   ------------
Assumptions:
  Discount rate.......................      7.00%          7.50%          7.50%          7.00%
  Rate of increase in future
     compensation levels..............      4.50%          4.50%          4.50%          5.50%
  Expected long-term rate of return on
     plan assets......................      8.50%          9.50%          9.50%          9.00%

(B) FUNDED STATUS

     The funded status of the Company's U.S. Hourly plan and Salaried plan as of December 31 were as follows:

                                                              DECEMBER 31,   DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                                         1998           1997
-------------------------                                     ------------   ------------
Change in benefit obligation:
  Benefit obligation at beginning of year...................    $218,593       $186,887
  Service cost..............................................       4,958          4,745
  Interest cost.............................................      13,955         14,552
  Actuarial (gain)/loss.....................................      (1,519)        20,716
  Amendments................................................         745          4,495
  Benefits paid.............................................     (12,425)       (12,802)
                                                                --------       --------
  Benefit obligation at end of year.........................    $224,307       $218,593
                                                                ========       ========
Change in plan assets:
  Fair value of plan assets at beginning of year............    $221,175       $202,542
  Actual return on plan assets..............................      38,156         31,128
  Employer contributions....................................          28            307
  Benefits paid.............................................     (12,425)       (12,802)
                                                                --------       --------
  Fair value of plan assets at end of year..................    $246,934       $221,175
                                                                ========       ========
  Plan assets in excess of projected benefit obligation.....    $ 22,627       $  2,582
  Unrecognized net actuarial (gain)/loss....................     (16,733)         4,589
  Unrecognized prior service cost...........................       3,436          3,679
                                                                --------       --------
  Net amount recognized.....................................    $  9,330       $ 10,850
                                                                ========       ========
Amounts recognized in the Consolidated Balance Sheets
  consist of:
  Prepaid pension cost......................................    $  9,330       $ 10,850
  Accrued pension liability.................................          --             --
  Net amount recognized.....................................    $  9,330       $ 10,850
Assumptions:
  Discount rate.............................................        6.50%          7.00%
  Rates of increase in future compensation levels...........        4.50%          4.50%

                            RIVERWOOD HOLDING, INC.

NOTE 16 -- PENSIONS -- (CONTINUED)
     On October 18, 1996, the Company sold substantially all of the assets of the U.S. Timberlands/Wood Products business segment (see Note 25). Accordingly, the pension expense related to the U.S. Timberlands/Wood Products employees was included through the date of sale and the funded status of the U.S. Timberlands/Wood Products portion of the pension plan was excluded from the funded status as of December 31, 1996. In connection with this sale, pension benefits were curtailed. Accordingly, the pension benefit obligation was reduced by approximately $2.7 million and was recorded as an adjustment to the market value of assets acquired in the Merger.

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

     The pension expense related to the international plans consisted of the following:

                                                        COMPANY                     PREDECESSOR
                                       ------------------------------------------   ------------
                                                                     NINE MONTHS    THREE MONTHS
                                        YEAR ENDED     YEAR ENDED       ENDED          ENDED
                                       DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    MARCH 27,
(IN THOUSANDS OF DOLLARS)                  1998           1997           1996           1996
-------------------------              ------------   ------------   ------------   ------------
Components of net periodic pension
  cost:
  Service cost.......................     $2,078       $    2,396     $    1,683     $      552
  Interest cost......................      5,407            5,321          3,682          1,208
  Expected return on plan assets.....     (6,040)          (6,056)        (4,370)        (1,434)
  Amortizations:
     Prior service cost..............         --               --             --             (1)
     Actuarial loss..................      2,236               --             --             --
                                          ------       ----------     ----------     ----------
  Net periodic pension cost..........     $3,681       $    1,661     $      995     $      325
                                          ======       ==========     ==========     ==========
Assumptions:
  Discount rate......................       5.50%       6.5 - 8.0%     6.5 - 8.0%     6.5 - 8.0%
  Rates of increase in future
     compensation levels.............       4.00%       2.5 - 5.8%     2.5 - 6.5%     2.5 - 6.5%
  Expected long-term rate of return
     on plan assets..................       6.50%       6.5 - 8.8%     6.5 - 9.5%     6.5 - 9.5%

     Approximately 325 employees participate in a multi-employer pension plan that provides defined benefits to employees under certain union-employer organization agreements. Pension expense for this plan was $4.5 million, $4.7 million, $2.5 million, and $0.9 million for the years ended December 31, 1998 and 1997, the nine months ended December 31, 1996, and the three months ended March 27, 1996, respectively.

                            RIVERWOOD HOLDING, INC.

NOTE 16 -- PENSIONS -- (CONTINUED)
(B) FUNDED STATUS

     The following table sets forth the funded status of the international pension plans as of December 31:

(IN THOUSANDS OF DOLLARS)                                      1998         1997
-------------------------                                     -------    ----------
Change in benefit obligation:
  Benefit obligation at beginning of year...................  $73,291    $   73,457
  Service cost..............................................    2,078         2,396
  Interest cost.............................................    5,407         5,321
  Plan participants contributions...........................      893           925
  Amendments................................................    2,236            --
  Actuarial loss/(gain).....................................    8,517        (4,331)
  Benefits paid.............................................   (3,487)       (4,477)
                                                              -------    ----------
  Benefit obligation at end of year.........................  $88,935    $   73,291
                                                              =======    ==========
Change in plan assets:
  Fair value of plan assets at beginning of year............  $75,412    $   70,322
  Actual return on plan assets..............................   10,515         7,120
  Employer contributions....................................    1,590         1,522
  Plan participants contributions...........................      893           925
  Benefits paid.............................................   (3,487)       (4,477)
                                                              -------    ----------
  Fair value of plan assets at end of year..................  $84,923    $   75,412
                                                              =======    ==========
  Plan assets in excess of (less than) projected benefit
     obligation.............................................  $(4,012)   $    2,121
  Unrecognized net actuarial loss...........................    2,795         1,235
                                                              -------    ----------
  Net amount recognized.....................................  $(1,217)   $    3,356
                                                              =======    ==========
Amounts recognized in the Consolidated Balance Sheets
  consist of:
  Prepaid pension cost......................................  $    --    $    3,356
  Accrued pension liability.................................  $(1,217)   $       --
  Net amount recognized.....................................  $(1,217)   $    3,356
Assumptions:
  Discount rate.............................................     5.50%    6.5 - 8.0%
  Rates of increase in future compensation levels...........     4.00%    2.5 - 5.8%

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $88.9 million, $86.7 million and $84.9 million, respectively, as of December 31, 1998.

     As of December 31, 1998 and 1997, accrued retirement contributions for the international pension plans included in Compensation and employee benefits on the Consolidated Balance Sheets were $3.5 and $3.7 million, respectively.

VOLUNTARY SAVINGS AND DEFINED CONTRIBUTION PLANS

     The Company provides voluntary savings plans for eligible U.S. employees. Employees may make contributions of up to 16 percent of their compensation (6 percent pretax and 10 percent after tax). The Company matches 3 percent and may match up to a total of 6 percent of the eligible compensation, depending on the Company's performance.

                            RIVERWOOD HOLDING, INC.

NOTE 16 -- PENSIONS -- (CONTINUED)
     The Company's wholly owned Australian subsidiary has defined contribution plans for eligible salaried and hourly employees. Both groups of employees may contribute up to 100 percent of their compensation. During 1998 and 1997, the Company was required by law to contribute 6 percent of all eligible employees' compensation through June 30, 1998 after which legislation raised the amount to 7 percent. The Company did not make any further matching contributions beyond the required amounts in both 1998 and 1997. In March 1998, the Company sold the folding carton business of the Australia subsidiary which reduced the employee base (see Note 27).

     Contributions to these plans for the years ended December 31, 1998 and 1997, the nine months ended December 31, 1996, and for the three months ended March 27, 1996 were $2.7 million, $3.9 million, $2.9 million and $1.0 million, respectively.

     Accrued savings plan contributions included in Compensation and employee benefits on the Consolidated Balance Sheets were $1.5 million and nil at December 31, 1998 and 1997, respectively.

NOTE 17 -- OTHER POSTRETIREMENT BENEFITS

     The Company sponsors defined benefit post-retirement health care plans that provide medical and life insurance coverage to eligible salaried and hourly retired U.S. employees and their dependents. The base level of medical coverage is provided to the retiree at no cost. No postretirement medical benefits are offered to salaried employees who began employment after December 31, 1993.

     The other postretirement benefits expense consisted of the following:

                                                         COMPANY                     PREDECESSOR
                                        ------------------------------------------   ------------
                                                                      NINE MONTHS    THREE MONTHS
                                         YEAR ENDED     YEAR ENDED       ENDED          ENDED
                                        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    MARCH 27,
(IN THOUSANDS OF DOLLARS)                   1998           1997           1996           1996
-------------------------               ------------   ------------   ------------   ------------
Service cost..........................     $  291         $  350         $  398          $141
  Interest cost.......................      1,638          1,815          1,511           491
  Amortizations:
     Prior service cost...............       (147)          (113)            --          (158)
     Actuarial loss / (gain)..........        119            (23)            --            --
                                           ------         ------         ------          ----
  Net periodic pension cost...........     $1,901         $2,029         $1,909          $474
                                           ======         ======         ======          ====
Assumptions:
  Discount rate.......................        7.0%           7.5%           7.5%          7.0%
  Initial health care cost trend
     rate.............................        5.9%           6.5%           7.0%          7.0%
  Ultimate health care cost trend
     rate*............................        5.5%           5.5%           5.5%          5.5%
  Ultimate year*......................       2000           2000           2002          2002

---------------

* The salaried plan's cost is capped beginning in 1999.

                            RIVERWOOD HOLDING, INC.

NOTE 17 -- OTHER POSTRETIREMENT BENEFITS -- (CONTINUED)
     The accrued postretirement benefit obligation at December 31 was as follows:

                                                              DECEMBER 31,   DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                                         1998           1997
-------------------------                                     ------------   ------------
Change in benefit obligation:
  Benefit obligation at beginning of year...................    $ 25,839     $     26,759
  Service cost..............................................         291              350
  Interest cost.............................................       1,638            1,815
  Actuarial (gain)/loss.....................................         (73)           1,603
  Amendments................................................        (557)          (1,865)
  Benefits paid.............................................      (2,393)          (2,823)
                                                                --------     ------------
  Benefit obligation at end of year.........................    $ 24,745     $     25,839
                                                                ========     ============
  Fair value of plan assets at end of year..................          --               --
                                                                --------     ------------

  Accumulated postretirement benefit obligation in excess of
     plan assets............................................    $(24,745)    $    (25,839)
  Unrecognized net actuarial loss...........................       1,434            1,626
  Unrecognized prior service credit.........................      (2,162)          (1,752)
                                                                --------     ------------
  Total accrued postretirement benefit obligation...........    $(25,473)    $    (25,965)
                                                                ========     ============
Assumptions:
  Discount rate.............................................        6.50%            7.00%
  Initial health care cost trend rate.......................        5.50%            5.50%
  Ultimate health care cost trend rate*.....................        4.50%            5.00%
  Ultimate year*............................................        2001             2000

                                                              1 PERCENTAGE     1 PERCENTAGE
                                                             POINT INCREASE   POINT DECREASE
                                                             --------------   --------------
Health care trend rate sensitivity:
  Effect on total of interest and service cost
     components............................................       $ 36            $ (41)
  Effect on year-end postretirement benefit obligation.....       $402            $(390)

---------------

* The salaried plan's cost is capped beginning in 1999.

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

NOTE 18 -- OTHER COSTS

     Other Costs include expenses associated with stock-based compensation plans and other expenses related to Predecessor's review of strategic alternatives beginning in April 1995 throughout the date of the Merger (see Note 1). For the three-month period ended March 27, 1996, Predecessor recognized charges of $2.3 million, related to the stock-based compensation plans. For business segment reporting purposes, these expenses were allocated either to the respective business segments or Corporate segment based upon the responsibility of the individuals holding or exercising the stock incentive benefits. Predecessor incurred

                            RIVERWOOD HOLDING, INC.

NOTE 18 -- OTHER COSTS -- (CONTINUED)
$8.0 million of other expenses in the three-month period ended March 27, 1996, related to its review of strategic alternatives and included such expenses in Corporate and Eliminations for business segment reporting purposes. Additionally, in the three-month period ended March 27, 1996, the Predecessor accrued approximately $0.8 million of environmental expenses and included such expenses in Corporate and Eliminations for business segment reporting purposes.

NOTE 19 -- IMPAIRMENT LOSS

     The Company recorded an impairment loss of $15.7 million in 1998 due to a write-down of packaging machines in accordance with SFAS 121. The fair value of the machines was determined based on discounted expected future lease revenues and estimated disposition proceeds.

NOTE 20 -- FOREIGN CURRENCY MOVEMENT EFFECT

     Net international currency transaction gains (losses) included in determining Income from Operations for the years ended December 31, 1998 and 1997, the nine-month period ended December 31, 1996, and the three-month period ended March 27, 1996 were $0.9 million, $(1.1) million, $1.4 million, and $(0.5) million, respectively.

NOTE 21 -- INCOME TAXES

     The U.S and international components of (Loss) from Continuing Operations before Income Taxes and Equity in Net Earnings of Affiliates consisted of the following:

                                                         COMPANY                    PREDECESSOR
                                         ----------------------------------------   ------------
                                                        YEAR ENDED   NINE MONTHS    THREE MONTHS
                                          YEAR ENDED     DECEMBER       ENDED          ENDED
                                         DECEMBER 31,      31,       DECEMBER 31,    MARCH 27,
(IN THOUSANDS OF DOLLARS)                    1998          1997          1996           1996
-------------------------                ------------   ----------   ------------   ------------
  U.S..................................   $(131,888)    $(173,606)    $(142,884)      $ (6,223)
  International........................     (17,190)        9,404          (840)        (4,190)
                                          ---------     ---------     ---------       --------
(Loss) before Income Taxes and Earnings
  of Affiliates........................   $(149,078)    $(164,202)    $(143,724)      $(10,413)
                                          =========     =========     =========       ========

                            RIVERWOOD HOLDING, INC.

NOTE 21 -- INCOME TAXES -- (CONTINUED)
     The provisions for Income Tax (Benefit) Expense on (Loss) from Continuing Operations before Income Taxes and Equity in Net Earnings of Affiliates consisted of the following:

                                                        COMPANY                     PREDECESSOR
                                       ------------------------------------------   ------------
                                                                     NINE MONTHS    THREE MONTHS
                                        YEAR ENDED     YEAR ENDED       ENDED          ENDED
                                       DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    MARCH 27,
(IN THOUSANDS OF DOLLARS)                  1998           1997           1996           1996
-------------------------              ------------   ------------   ------------   ------------
Current
  U.S. federal.......................   $      --      $      --      $      --       $     --
  U.S. state and local...............        (960)         2,500          2,700          1,084
  International......................       2,526          2,866            430         (1,241)
                                        ---------      ---------      ---------       --------
Total Current........................       1,566          5,366          3,130           (157)
                                        ---------      ---------      ---------       --------
Deferred
  U.S................................          --             --             --         (3,519)
  International......................      (2,183)           279          1,050            240
                                        ---------      ---------      ---------       --------
          Total Deferred.............      (2,183)           279          1,050         (3,279)
                                        ---------      ---------      ---------       --------
Income Tax (Benefit) Expense.........   $    (617)     $   5,645      $   4,180       $ (3,436)
                                        =========      =========      =========       ========

     A reconciliation of Income Tax (Benefit) Expense on (Loss) from Continuing Operations including Equity in Net Earnings of Affiliates using the statutory U.S. income tax rate compared with the Company's actual Income Tax (Benefit) Expense is as follows:

                                                             COMPANY                      PREDECESSOR
                                            ------------------------------------------    ------------
                                                                          NINE MONTHS     THREE MONTHS
                                             YEAR ENDED     YEAR ENDED       ENDED           ENDED
                                            DECEMBER 31,   DECEMBER 31,   DECEMBER 31,     MARCH 27,
(IN THOUSANDS OF DOLLARS)                       1998           1997           1996            1996
-------------------------                   ------------   ------------   ------------    ------------
U.S. federal statutory (benefit)..........    $(49,322)      $(49,459)      $(44,164)       $(3,649)
Increase resulting from:
  Igaras dividend.........................          --             --             --            560
International income taxes at higher
  (lower) rates, net of a valuation
  allowance...............................       5,674           (146)         1,774            860
Goodwill amortization not included for tax
  purposes................................          --             --             --            130
U.S. state and local taxes................        (960)         2,500          2,700           (340)
Limitation on use of U.S. net operating
  losses..................................      44,102         53,244         44,011           (997)
Other, net................................        (111)          (494)          (141)            --
                                              --------       --------       --------        -------
Income Tax (Benefit) Expense..............    $   (617)      $  5,645       $  4,180        $(3,436)
                                              ========       ========       ========        =======

                            RIVERWOOD HOLDING, INC.

NOTE 21 -- INCOME TAXES -- (CONTINUED)
     Deferred tax (liabilities) assets at December 31, were comprised of the following:

                 (IN THOUSANDS OF DOLLARS)                       1998         1997
                 -------------------------                    -----------   ---------
Property, plant and equipment...............................  $  (239,228)  $(193,204)
Undistributed earnings of foreign subsidiaries..............      (18,574)     (7,518)
Other compensation and benefits.............................           --      (1,451)
                                                              -----------   ---------
  Gross deferred tax liabilities............................  $  (257,802)  $(202,173)
                                                              -----------   ---------
U.S. net operating loss carryforward........................      281,050     165,441
State operating loss carryforwards, net.....................       33,609          --
International net operating loss carryforwards..............       26,112      24,639
Revaluation of assets.......................................       21,483      23,272
Inventories.................................................       15,043      18,766
Goodwill....................................................       14,719      16,427
Reserves....................................................        9,414      12,135
Deferred revenues...........................................        5,310       6,546
Other postretirement benefits...............................        7,758       8,488
State and local benefit.....................................        3,476       5,101
Other compensation and benefits.............................          391          --
Other.......................................................        3,271       4,388
                                                              -----------   ---------
  Gross deferred tax assets.................................      421,636     285,203
                                                              -----------   ---------
Valuation allowance.........................................     (175,612)    (96,232)
                                                              -----------   ---------
  Net deferred tax liability................................  $   (11,778)  $ (13,202)
                                                              ===========   =========

     The Company has assessed its earnings history and trends, sales backlog, budgeted pretax earnings, deferred tax liabilities against which deferred tax assets could be offset, and expiration dates of carryforwards, and has determined that, as of both December 31, 1998 and 1997, it is more likely than not that no net deferred tax assets will be realized. The valuation allowance of $175.6 million at December 31, 1998, is maintained on net deferred tax assets for which the Company has not determined that realization is more likely than not. The Company will continue to assess the valuation allowance and make adjustments as appropriate.

     The U.S. federal net operating loss carryforward amount totals $803 million, and expires in 2012, 2013, and 2014, in the amounts of $95.6 million, $421.5 million and $285.9 million, respectively. International net operating loss carryforward amounts total $64.7 million of which $13.6 million expire through 2005 and $51.1 million have no expiration date.

     Undistributed earnings intended to be reinvested indefinitely by the international subsidiaries totaled approximately $17.5 million at December 31, 1998. No U.S. deferred income tax has been recorded on these undistributed earnings.

NOTE 22 -- EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT

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

                            RIVERWOOD HOLDING, INC.

NOTE 22 -- EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT -- (CONTINUED)
     In October 1996, the Company applied the proceeds from the sale of the U.S. Timberlands/Wood Products business segment (see Note 25) to loans outstanding under the Term Loan Facility and to outstanding borrowings under the Revolving Facility (see Note 10). This early retirement of debt resulted in a non-cash extraordinary charge of $10.3 million, net of income taxes of $0, relating to the write-off of deferred debt issuance costs.

NOTE 23 -- CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING FOR SOFTWARE DEVELOPMENT PROJECT COSTS

     In accordance with EITF (Emerging Issues Task Force) consensus reached on November 20, 1997, the Company was required to change its accounting for business process reengineering costs. EITF 97-13 "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project that Combines Business Process Reengineering and Information Technology Transformation," requires that the cost of business process reengineering activities that are part of a project to acquire, develop or implement internal use software, whether done internally or by third parties, be expensed as incurred. Previously, the Company capitalized these costs as systems development costs.

     The accounting change, effective in the fourth quarter of 1997, resulted in a cumulative charge of $3.1 million, net of tax of $0.

NOTE 24 -- SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest and cash (received) paid, net of refunds, for income taxes was as follows:

                                                        COMPANY                     PREDECESSOR
                                       ------------------------------------------   ------------
                                                                     NINE MONTHS    THREE MONTHS
                                        YEAR ENDED     YEAR ENDED       ENDED          ENDED
                                       DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    MARCH 27,
(IN THOUSANDS OF DOLLARS)                  1998           1997           1996           1996
-------------------------              ------------   ------------   ------------   ------------
Interest.............................    $166,886       $155,370       $151,371       $15,118
                                         ========       ========       ========       =======
Income Taxes.........................    $ (8,310)      $ 28,163       $ 23,335       $  (810)
                                         ========       ========       ========       =======

     The following is a summary of net cash paid in connection with the Merger (see Note 1):

(IN THOUSANDS OF DOLLARS)
-------------------------
Fair value of assets acquired...............................  $3,091,507
Liabilities assumed.........................................  (1,606,100)
                                                              ----------
Cash paid...................................................   1,485,407
Less, cash acquired.........................................     (26,035)
                                                              ----------
Net cash paid for acquisition...............................  $1,459,372
                                                              ==========

     At the date of the Merger, the Company purchased packaging machinery and a converting press, totaling approximately $47 million that were previously financed under operating lease arrangements.

NOTE 25 -- DISCONTINUED OPERATIONS

     On October 18, 1996, the Company sold substantially all of the assets of the U.S. Timberlands/Wood Products business segment for approximately $550 million in cash. In addition, the buyer assumed certain specified preclosing liabilities. Under the terms of the agreement for such sale, the Company and the buyer entered into a twenty-year supply agreement with a ten-year renewal option for the purchase by the Company, at market-based prices, of a majority of the Company's requirements for pine pulpwood and residual chips at

                            RIVERWOOD HOLDING, INC.

NOTE 25 -- DISCONTINUED OPERATIONS -- (CONTINUED) the West Monroe Mill, as well as a portion of the Company's needs for hardwood pulpwood at the West Monroe Mill. The Company did not recognize any gain or loss on the sale.

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

NOTE 26 -- PRO FORMA DATA

     The following unaudited pro forma financial data has been prepared assuming that the Merger and related financings were consummated on January 1, 1996 and excludes from the period presented the results of operations of the U.S. Timberlands/Wood Products business segment which was sold on October 18, 1996 (see Note 25) and the interest and extraordinary charge on debt retired from the proceeds of such sale (see Note 22). This pro forma financial data is presented for informational purposes and is not necessarily indicative of the operating results that would have occurred had the Merger been consummated on January 1, 1996, nor is it necessarily indicative of future operations.

                                                               YEAR ENDED
                                                              DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                                         1996
-------------------------                                     ------------
Net Sales...................................................   $1,110,818
                                                               ==========
Net Loss....................................................   $ (135,514)
                                                               ==========

NOTE 27 -- BUSINESS COMBINATIONS AND DISPOSALS

     In connection with the global restructuring program initiated in the fourth quarter of 1998, the Company plans to reduce its European workforce by approximately 300 employees in 1999 and to implement other initiatives designed to improve productivity and profitability across the global organization. The cost of this program was approximately $25.6 million and is expected to be completed in 1999. At December 31, 1998, $24.7 million of this total was accrued in Other accrued liabilities on the Consolidated Balance Sheets. During 1998, $0.9 million was utilized and charged against the accrual and related primarily to severance costs.

     On March 12, 1998, the Company entered into an agreement with Carter Holt Harvey ("Carter Holt") for the sale of the Company's folding carton business in Australia. Proceeds from the sale totaling $46.7 million were received on March 30, 1998. Under the terms of the agreement for such sale, the Company sold to Carter Holt substantially all of the Company's Australian folding carton assets, and Carter Holt assumed certain specified liabilities. The Company retained substantially all of its beverage multiple packaging business in Australia. Under the agreement, Carter Holt agreed to purchase from the Company a portion of its coated board requirements in Australia and to supply beverage cartons to meet the Company's needs for its Australian beverage business.

     In connection with the Merger, the Company decided to exit certain businesses and operating activities, including the sale or closure of the Company's last dedicated folding carton converting plant in the U.S., located in Kankakee, Illinois, a packaging machinery manufacturing plant in Marietta, Georgia, a beverage multiple packaging converting plant in Bakersfield, California and the trucking transportation operations in

                            RIVERWOOD HOLDING, INC.

NOTE 27 -- BUSINESS COMBINATIONS AND DISPOSALS -- (CONTINUED)
West Monroe, Louisiana, as well as the consolidation and realignment of certain operations in the U.S., Australia and Europe. The cost of exiting these businesses and operating activities were recorded as an adjustment to the market value of assets acquired in the Merger and totaled approximately $38.6 million and related to the severance of approximately 750 employees, relocation and other plant closure costs. During 1998 and 1997, $7.2 million and $17.1 million was utilized and charged against the accrual primarily related to severance costs. At December 31, 1998 and 1997, $4.8 million and $12.0 million of this total was included in Other accrued liabilities in the Consolidated Balance Sheets, respectively, and is expected to be paid out through 1999.

NOTE 28 -- BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

     In the fourth quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports. The adoption of SFAS No. 131 did not have a material impact on the Company's segment disclosures.

     The Company reports its results in two business segments: Coated Board and Containerboard. These segments are evaluated by the chief operating decision maker based primarily on income from operations and EBITDA. On October 18, 1996, the Company sold substantially all of the assets of the U.S. Timberlands/Wood Products business segment (see Note 25). The operating results of the U.S. Timberlands/Wood Products business segment have been classified as discontinued operations for the period beginning March 28, 1996 through the date of the sale. The results of operations of the U.S. Timberlands/Wood Products business segment have not been reclassified as discontinued operations in the Predecessor's Consolidated Statement of Operations. The Coated Board business segment includes the production and sale of coated board for beverage carrierboard and folding cartons from its West Monroe, Louisiana and Macon, Georgia mills and from its mill in Sweden; carton converting facilities in the United States, Europe and Australia (through the date of sale); and the design, manufacture and installation of packaging machinery related to the assembly of beverage cartons. The Containerboard business segment includes the production and sale of linerboard, corrugating medium and kraft paper from paperboard mills in the United States. The discontinued U.S. Timberlands/ Wood Products business segment included timberlands and operations engaged in the supply of pulpwood to the West Monroe mill from the Company's U.S. timberlands, as well as the manufacture and sale of lumber and plywood.

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

                            RIVERWOOD HOLDING, INC.

NOTE 28 -- BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION -- (CONTINUED) Business segment information is as follows:

                                                            COMPANY                       PREDECESSOR
                                          --------------------------------------------    ------------
                                                                          NINE MONTHS     THREE MONTHS
                                           YEAR ENDED      YEAR ENDED        ENDED           ENDED
                                          DECEMBER 31,    DECEMBER 31,    DECEMBER 31,     MARCH 27,
(IN THOUSANDS OF DOLLARS)                     1998            1997            1996            1996
-------------------------                 ------------    ------------    ------------    ------------
NET SALES
Coated Board............................   $1,055,270      $1,029,493      $ 749,688        $234,608
Containerboard..........................       80,299         109,361        102,424          25,496
U.S. Timberlands/Wood Products(G).......           --              --             --          37,336
Intersegment Eliminations (A)...........           --              --             --          (3,791)
                                           ----------      ----------      ---------        --------
                                           $1,135,569      $1,138,854      $ 852,112        $293,649
                                           ==========      ==========      =========        ========
INCOME FROM OPERATIONS
Coated Board (B)........................   $   78,752      $   64,819      $  54,976        $ 24,638
Containerboard (B)......................      (23,682)        (41,244)       (30,969)         (5,955)
U.S. Timberlands/Wood Products (B)
  (G)...................................           --              --             --          13,868
Corporate (B) (C).......................      (27,392)        (16,663)       (22,588)        (16,901)
                                           ----------      ----------      ---------        --------
                                           $   27,678      $    6,912      $   1,419        $ 15,650
                                           ==========      ==========      =========        ========
EBITDA:
  Coated Board..........................   $  225,191      $  187,589      $ 135,449        $ 47,174
  Containerboard........................       (8,965)        (15,544)       (15,624)         (1,242)
  U.S. Timberlands/Wood Products........           --              --         44,805          16,766
  Corporate and Eliminations............      (12,768)         (6,118)       (16,070)         (6,565)
                                           ----------      ----------      ---------        --------
EBITDA..................................   $  203,458      $  165,927      $ 148,560        $ 56,133
                                           ==========      ==========      =========        ========
CAPITAL EXPENDITURES
Coated Board............................   $   36,151      $  131,119      $ 121,997        $ 39,779
Containerboard..........................        2,680           5,203          6,784           1,919
U.S. Timberlands/Wood Products (G)......           --              --          2,223           2,004
Corporate...............................        9,720           5,992          1,282             372
                                           ----------      ----------      ---------        --------
                                           $   48,551      $  142,314      $ 132,286        $ 44,074
                                           ==========      ==========      =========        ========
DEPRECIATION, AMORTIZATION
  AND COST OF TIMBER HARVESTED
Coated Board............................   $  128,621      $  115,779      $  75,748        $ 17,800
Containerboard..........................       17,165          20,388         17,005           4,332
U.S. Timberlands/Wood Products (G)......           --              --          7,086           1,735
Corporate...............................          729           1,217          1,007             571
                                           ----------      ----------      ---------        --------
                                           $  146,515      $  137,384      $ 100,846        $ 24,438
                                           ==========      ==========      =========        ========

                            RIVERWOOD HOLDING, INC.

NOTE 28 -- BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION -- (CONTINUED)

                                                                           COMPANY
                                                             ------------------------------------
                                                                1998         1997         1996
                                                             ----------   ----------   ----------
IDENTIFIABLE ASSETS AT DECEMBER 31,
Coated Board...............................................  $1,957,062   $2,033,072   $1,943,411
Containerboard.............................................     256,485      332,850      482,902
Corporate (E)..............................................     204,054      240,263      245,174
                                                             ----------   ----------   ----------
                                                             $2,417,601   $2,606,185   $2,671,487
                                                             ==========   ==========   ==========

Business geographic area information is as follows:

                                                            COMPANY                       PREDECESSOR
                                          --------------------------------------------    ------------
                                                                          NINE MONTHS     THREE MONTHS
                                           YEAR ENDED      YEAR ENDED        ENDED           ENDED
                                          DECEMBER 31,    DECEMBER 31,    DECEMBER 31,     MARCH 27,
(IN THOUSANDS OF DOLLARS)                     1998            1997            1996            1996
-------------------------                 ------------    ------------    ------------    ------------
NET SALES
United States...........................   $  877,323      $  844,990       $604,990        $223,257
Central/South America...................        5,966           1,898            880              30
Europe..................................      245,679         249,607        195,335          58,821
Asia-Pacific............................       84,786         132,565        107,270          30,693
Eliminations(F).........................      (78,185)        (90,206)       (56,363)        (19,152)
                                           ----------      ----------       --------        --------
                                           $1,135,569      $1,138,854       $852,112        $293,649
                                           ==========      ==========       ========        ========
INCOME FROM OPERATIONS
Unites States(B)........................   $   58,726      $   (2,609)      $ (3,606)       $ 19,204
Central/South America (B)...............       (2,989)         (4,031)        (1,795)           (451)
Europe(B)...............................      (19,712)         10,017          4,950          (1,930)
Asia-Pacific(B).........................       (6,978)            322            824            (112)
Eliminations(F).........................       (1,369)          3,213          1,046          (1,061)
                                           ----------      ----------       --------        --------
                                           $   27,678      $    6,912       $  1,419        $ 15,650
                                           ==========      ==========       ========        ========

                                                                        COMPANY
                                                         --------------------------------------
                                                            1998          1997          1996
                                                         ----------    ----------    ----------
IDENTIFIABLE ASSETS AT DECEMBER 31,
Unites States..........................................  $1,855,621    $1,930,542    $2,019,649
Central/South America..................................      10,826        14,198        12,910
Europe.................................................     239,223       233,534       247,360
Asia-Pacific...........................................     105,433       188,983       155,119
Corporate(E)...........................................     204,054       240,263       245,174
Eliminations(F)........................................       2,444        (1,335)       (8,725)
                                                         ----------    ----------    ----------
                                                         $2,417,601    $2,606,185    $2,671,487
                                                         ==========    ==========    ==========

---------------
Notes:

(A) Represents the elimination of intersegment sales from the U.S. Timberlands/Wood Products business segment of pulpwood and chips used in the Coated Board and the Containerboard business segments.

(B) Stock-based compensation expense has been allocated to each of the business segments based upon the responsibility of the individuals holding or exercising the stock incentive benefits. During the three

                            RIVERWOOD HOLDING, INC.

NOTE 28 -- BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION -- (CONTINUED) months ended March 27, 1996, $1.2 million, $0.1 million, $0.2 million and $0.8 million of stock-based compensation expense were allocated to the Coated Board, Containerboard and U.S. Timberlands/Wood Products business segments and Corporate, respectively.

(C) Primarily consists of unallocated general corporate expenses.

(D) Certain mill assets are allocated based on production.

(E) Corporate assets are principally the equity investment in Igaras, U.S. cash and equivalents, prepaid pension costs and other prepayments, deferred loan costs, deferred tax assets and a portion of property, plant and equipment.

(F) Represents primarily the elimination of intergeographic sales and profits from transactions between the Company's U.S., Europe, Asia-Pacific and Central/South America operations.

(G) On October 18, 1996, the Company sold substantially all of the assets of the U.S. Timberlands/Wood Products business segment for cash of approximately $550 million. The Company did not recognize any gain or loss on the sale. The operating results for the U.S. Timberlands/Wood Products business segment have been classified as discontinued operations for the period beginning March 28, 1996 through October 18, 1996 (see Note 25).

NOTE 29 -- RELATED PARTY TRANSACTIONS

     The Company receives certain management services provided by Clayton, Dubilier and Rice, Inc. ("CD&R"), an affiliate of an equity investor in the Company. Charges for such services, including reimbursement of expenses, totaled approximately $0.7 million, $0.6 million and $0.6 million for the years ended December 31, 1998 and 1997 and the nine months ended December 31, 1996, respectively, and were included in operating expenses in the Consolidated Statements of Operations. Additionally, the Company paid fees totaling approximately $15.1 million to CD&R and an affiliate of another equity investor in connection with the Merger and related financing.

                            RIVERWOOD HOLDING, INC.

                       SELECTED QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)

     Results of operations for the four quarters of 1998 and 1997 are shown below:

                                                                         (LOSS)
                                                                         BEFORE
                                                                      EXTRAORDINARY
                                                                        ITEM AND
                                                                       CUMULATIVE
                                                          INCOME      EFFECT OF AN
                                              GROSS     (LOSS) FROM    ACCOUNTING
  (IN THOUSANDS OF DOLLARS)     NET SALES     PROFIT    OPERATIONS       CHANGE       NET LOSS(A)
  -------------------------     ----------   --------   -----------   -------------   -----------
(QUARTER)
---------
COMPANY:
1998
First.........................  $  265,435   $ 37,473     $ 7,246       $ (34,545)     $ (34,545)
Second........................     305,975     56,253      10,307         (33,208)       (33,208)
Third (A).....................     292,766     56,376      26,575         (11,125)       (11,125)
Fourth (A)(B)(C)..............     271,393     48,510     (16,450)        (61,426)       (61,426)
                                ----------   --------     -------       ---------      ---------
          Total...............  $1,135,569   $198,612     $27,678       $(140,304)     $(140,304)
                                ==========   ========     =======       =========      =========
1997
First.........................  $  267,188   $ 31,979     $(1,739)      $ (37,844)     $ (37,844)
Second........................     294,034     35,309         245         (38,626)       (38,626)
Third(D)......................     284,875     39,264       7,515         (32,081)       (34,544)
Fourth(E).....................     292,757     31,911         891         (38,406)       (41,459)
                                ----------   --------     -------       ---------      ---------
          Total...............  $1,138,854   $138,463     $ 6,912       $(146,957)     $(152,473)
                                ==========   ========     =======       =========      =========

---------------

NOTES:

(A) The Company recorded an impairment loss in accordance with SFAS 121 totaling $15.7 million relating to the revaluation of packaging machinery. The fair value of the machines was determined based on expected future lease revenues and potential disposition.
(B) The Company recorded a charge of $25.6 million in the fourth quarter of 1998 to accrue for the closing costs primarily relating to the restructuring of its European operations, primarily the ongoing rationalization of its international folding carton converting operations.
(C) During the fourth quarter of 1998, the Company recorded a credit of $9.4 million related to a LIFO inventory valuation offset by $3.7 million in charges taken in the first three quarters of 1998. The net credit relating to LIFO inventory valuation for the year ended December 31, 1998, was $5.9 million.
(D) On July 28, 1997, the Company completed an offering of the 1997 Notes. The net proceeds of this offering were applied to prepay certain revolving credit borrowings under the Revolving Facility (without any commitment reduction), and to refinance certain Tranche A term loans and other borrowings under the Senior Secured Credit Agreement. During the third quarter of 1997, the Company recorded a non-cash, extraordinary charge to earnings of approximately $2.5 million, net of tax of $0, related to the write-off of the applicable portion of deferred debt issuance costs on the Tranche A term loans.
(E) In accordance with EITF (Emerging Issues Task Force) consensus reached on November 20, 1997, the Company was required to change its accounting for business process reengineering costs. EITF 97-13 requires that the cost of business process reengineering activities that are part of a project to acquire, develop or implement internal use software, whether done internally or by third parties, be expensed as incurred. Previously, the Company capitalized these costs as systems development costs. The accounting change, effective in the fourth quarter of 1997, resulted in a cumulative charge of $3.1 million, net of tax of $0.

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

     The consolidated financial statements prepared by Management have been audited in accordance with generally accepted auditing standards by Deloitte & Touche LLP (for the years ended December 31, 1998, and 1997, the nine months ended December 31, 1996 and three months ended March 27, 1996), Independent Accountants, whose report is also presented.

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

Stephen Humphrey                               Daniel J. Blount
Chief Executive Officer                        Vice President
and President                                  and Chief Financial Officer

                        REPORT OF INDEPENDENT AUDITORS'

To the Stockholders and Directors of Riverwood Holding, Inc.:

     We have audited the accompanying consolidated balance sheets of Riverwood Holding, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for the years ended December 31, 1998 and 1997, the nine months ended December 31, 1996 and the three months ended March 27, 1996 (Predecessor). Our audits also included the financial statement Schedule II for the years ended December 31, 1998 and 1997, the nine months ended December 31, 1996 and the three months ended March 27, 1996 (Predecessor). These financial statements and financial statement Schedule II are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement Schedule II based on our audits. We did not audit the financial statements of Igaras Papeis e Embalagens S.A. (Igaras), the Company's investment in which is accounted for by use of the equity method. The Company's equity in Igaras' net assets of $138,496,000 and $137,964,000 at December 31, 1998 and 1997, respectively, and in Igaras' net income of $5,873,000 and $21,480,000, $17,542,000 and $4,927,000 for the years ended December 31, 1998 and 1997, the nine months ended December 31, 1996 and the three months ended March 27, 1996 (Predecessor), respectively, are included in the accompanying financial statements. The financial statements of Igaras were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Igaras, is based on the reports of such other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Riverwood Holding, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and comprehensive loss and their cash flows for the years ended December 31, 1998 and 1997, the nine months ended December 31, 1996 and the three months ended March 27, 1996 (Predecessor) in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 17, 1999

                        IGARAS PAPEIS E EMBALAGENS S.A.

                           REPORT ON THE CONSOLIDATED
                              FINANCIAL STATEMENTS
                 AS OF DECEMBER 31, 1998 AND 1997 AND FOR EACH
                     OF THE THREE YEARS IN THE PERIOD ENDED
                               DECEMBER 31, 1998

                        IGARAS PAPEIS E EMBALAGENS S.A.

                          CONSOLIDATED BALANCE SHEETS

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                 1998               1997
                                                              -----------        -----------
                                                              (IN THOUSANDS OF U.S. DOLLARS)
ASSETS
Current Assets:
  Cash and Cash Equivalents.................................   $ 10,493           $ 40,094
  Accounts Receivable (Less Allowance for Doubtful Accounts
     of $424 and $300)......................................     32,068             27,363
  Inventories...............................................     31,925             30,655
  Prepaid Income Taxes......................................      1,977                 10
  Other Assets..............................................      6,040              5,506
                                                               --------           --------
          Total Current Assets..............................     82,503            103,628
Property, Plant and Equipment, Net..........................    439,624            353,200
Deferred Tax on Income......................................      3,412              4,149
Other Noncurrent Assets.....................................      8,886              7,255
                                                               --------           --------
          Total Assets......................................   $534,425           $468,232
                                                               ========           ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-Term Debt...........................................   $ 31,213           $ 16,188
  Current Portion of Long-Term Debt.........................     33,167             32,711
  Accounts Payable..........................................     17,081             12,205
  Other Accrued Liabilities.................................     16,495             13,423
                                                               --------           --------
          Total Current Liabilities.........................     97,956             74,527
Long-Term Debt, less Current Portion........................    106,129             68,960
Accrued Pension.............................................      2,645              2,267
Deferred Income Taxes.......................................     15,310             12,970
Other Noncurrent Liabilities................................      8,782              5,944
                                                               --------           --------
          Total Liabilities.................................    230,822            164,668
                                                               --------           --------
Contingencies and Commitments(Note 9)
SHAREHOLDERS' EQUITY
Preferred Stock:
  Class A (No Par Value; 32 Shares Authorized, Issued and
     Outstanding in 1998 and 1997, respectively)............         --                 --
  Class B (No Par Value; No Shares Authorized, Issued and
     Outstanding in 1998 and 1997, respectively)............         --                 --
Common Stock (No Par Value; 167,309,968 Shares Authorized,
  Issued and Outstanding in 1998 and 1997, respectively)....    170,984            170,984
Retained Earnings...........................................    132,619            132,580
                                                               --------           --------
          Total Shareholders' Equity........................    303,603            303,564
                                                               --------           --------
          Total Liabilities and Shareholders' Equity........   $534,425           $468,232
                                                               ========           ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        IGARAS PAPEIS E EMBALAGENS S.A.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   FOR THE YEARS ENDED
                                                              ------------------------------
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
                                                              (IN THOUSANDS OF U.S. DOLLARS)
Net Sales...................................................  $257,026   $239,454   $234,698
Cost of Sales...............................................   205,047    165,983    156,577
Selling, General and Administrative Expenses................    25,412     20,174     19,989
Translation Gain or (Loss), Net.............................       631     (2,466)    (2,115)
Other (Expense) Income, Net.................................    (3,757)    (1,637)       854
                                                              --------   --------   --------
Income from Operations......................................    23,441     49,194     56,871
Interest Income.............................................     2,838      4,864      8,872
Interest Expense............................................    10,769      3,968      4,914
                                                              --------   --------   --------
Income before Income Taxes..................................    15,510     50,090     60,829
Current Income Tax Expense..................................       686      7,739     12,400
Deferred Income Tax Expense (Credit)........................     3,077       (322)     3,764
                                                              --------   --------   --------
Net Income..................................................  $ 11,747   $ 42,673   $ 44,665
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        IGARAS PAPEIS E EMBALAGENS S.A.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    FOR THE YEARS ENDED
                                                                       DECEMBER 31,
                                                              -------------------------------
                                                                1998        1997       1996
                                                              ---------   --------   --------
                                                              (IN THOUSANDS OF U.S. DOLLARS)
Cash Flows from Operating Activities:
  Net Income................................................  $  11,747   $ 42,673   $ 44,665
  Noncash Items Included in Net Income:
     Depreciation, Amortization and Cost of Timber
       Harvested............................................     27,462     19,561     16,632
     Deferred Income Tax Expense (Income)...................      3,077       (322)     3,764
     Other..................................................        378         99         31
  (Increase) Decrease in Current Assets:
     Accounts Receivable....................................     (4,705)     1,270     (5,399)
     Inventories............................................     (1,270)       946      1,577
     Prepaid Income Taxes...................................     (1,967)    (4,512)   (30,062)
     Other Assets...........................................       (534)      (109)      (788)
  Increase (Decrease) in Current Liabilities:
     Accounts Payable.......................................      4,876     (2,345)     1,444
     Other Accrued Liabilities..............................      3,072     (1,705)     1,289
  Increase (Decrease) in Other Noncurrent Liabilities.......      2,838      5,073        (60)
                                                              ---------   --------   --------
Net Cash Provided by Operating Activities...................     44,974     60,629     33,093
                                                              ---------   --------   --------
Cash Flows from Investing Activities:
  Purchases of Property, Plant and Equipment................   (116,288)   (98,661)   (60,010)
  Proceeds from Sales of Property, Plant and Equipment......      2,402        297        615
  Increase in Other Noncurrent Assets.......................     (1,631)      (608)    (1,619)
                                                              ---------   --------   --------
Net Cash Used in Investing Activities.......................   (115,517)   (98,972)   (61,014)
                                                              ---------   --------   --------
Cash Flows from Financing Activities:
  Proceeds from Long-Term Debt..............................     71,292     90,927      9,350
  Proceeds from Short-Term Debt.............................     54,963     55,166     70,476
  Payments on Short-Term Debt...............................    (73,605)   (80,441)   (68,964)
  Dividends.................................................    (11,708)   (10,392)    (9,993)
                                                              ---------   --------   --------
Net Cash Provided by Financing Activities...................     40,942     55,260        869
                                                              ---------   --------   --------
Net Increase (Decrease) in Cash and Cash Equivalents........    (29,601)    16,917    (27,052)
Cash and Cash Equivalents at Beginning of Period............     40,094     23,177     50,229
                                                              ---------   --------   --------
Cash and Cash Equivalents at End of Period..................  $  10,493   $ 40,094   $ 23,177
                                                              =========   ========   ========
Supplemental Disclosure of Cash Flow Information:
Cash Paid during the Year for:
  Income Taxes..............................................  $   1,967   $ 12,083   $ 40,161
                                                              =========   ========   ========
  Interest..................................................  $  17,849   $  6,699   $  6,776
                                                              =========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        IGARAS PAPEIS E EMBALAGENS S.A.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                  PREFERRED STOCK                              TOTAL
                                                 -----------------    COMMON    RETAINED   SHAREHOLDERS'
                                                 CLASS A   CLASS B    STOCK     EARNINGS      EQUITY
                                                 -------   -------   --------   --------   -------------
                                                             (IN THOUSANDS OF U.S. DOLLARS)
BALANCES AT DECEMBER 31, 1995..................     --        --     $170,984   $ 65,627     $236,611
Net Income.....................................     --        --           --     44,665       44,665
Dividends of $0.060 per Share on Common
  Stock........................................     --        --           --     (9,993)      (9,993)
                                                   ---       ---     --------   --------     --------
BALANCES AT DECEMBER 31, 1996..................     --        --      170,984    100,299      271,283
Net Income.....................................     --        --           --     42,673       42,673
Dividends of $0.061 per Share on Common
  Stock........................................     --        --           --    (10,392)     (10,392)
                                                   ---       ---     --------   --------     --------
BALANCES AT DECEMBER 31, 1997..................     --        --      170,984    132,580      303,564
Net Income.....................................     --        --           --     11,747       11,747
Dividends of $0.070 per Share on Common
  Stock........................................     --        --           --    (11,708)     (11,708)
                                                   ---       ---     --------   --------     --------
BALANCES AT DECEMBER 31, 1998..................     --        --     $170,984   $132,619     $303,603
                                                   ===       ===     ========   ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        IGARAS PAPEIS E EMBALAGENS S.A.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Igaras Papeis e Embalagens S.A. and its wholly-owned subsidiary, Igaras Servico Florestal Ltda. (herein referred to as "the Company"). All significant intercompany transactions and balances have been eliminated.

(B) PRINCIPLES OF TRANSLATION

     The accounting records of the Company are maintained in local currency. The Company's financial statements, including the adjustments made outside the local books of account, have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS No. 52"), as follows:

                                 BALANCE SHEETS

     Inventories, prepaid expenses, property, plant and equipment, advances for energy supply and shareholders' equity were translated at historical exchange rates. All other assets and liabilities were translated at the year end Brazilian Real/U.S. dollar exchange rates of R$1.2087 and R$1.1164, for 1998 and 1997, respectively.

                            STATEMENTS OF OPERATIONS

     Cost of sales, depreciation, cost of timber harvested and amortization of other assets were translated at historical exchange rates. All other income and expense items were translated at average exchange rates for the period.

     All translation gains and losses are included in income from operations. Effective January 1, 1998, and concurrent with the determination that Brazil is no longer a highly inflationary economy, the Company determined that its functional currency is the U.S. dollar. Accordingly, the Company continues to present its consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States translated under the historical rate method.

(C) CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include time deposits, certificates and receipts of deposits and other marketable securities with original maturities of three months or less, and denominated in Brazilian reais.

(D) INVENTORIES

     Inventories are stated at average cost which is lower than market.

(E) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Cost includes capitalized interest incurred during the construction phase. In 1998, 1997 and 1996, $9,060,000, $4,592,000 and $2,504,000 of interest expense was capitalized, respectively.

     Expenditures for significant improvements, or for replacement parts, which extend the useful life of an asset for more than one year, are capitalized, while maintenance and repair costs are charged against operations as incurred. The Company reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

                        IGARAS PAPEIS E EMBALAGENS S.A.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
(F) DEPRECIATION AND COST OF TIMBER HARVESTED

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

     Timber and timberlands are stated at cost. Cost of timber harvested is based on unit cost rates calculated using the total estimated yield of timber to be harvested and the unamortized timber costs. The costs related to timber preservation (fertilizers and other costs) are capitalized by the Company and represent in December 1998 and 1997 the amounts of $3,900,000 and $4,367,000, respectively.

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

NOTE 2 -- ACCOUNTS RECEIVABLE

     Export sales by geographic area were as follows:

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                        --------------------------------
                                                          1998        1997        1996
                                                        --------    --------    --------
                                                         (IN THOUSANDS OF U.S. DOLLARS)
Europe................................................  $12,123     $ 8,245     $10,511
Asia -- Africa........................................    6,379      17,506      21,242
Latin America, Other than Brazil......................   24,959      27,453      22,979
                                                        -------     -------     -------
          Total Export Sales..........................  $43,461     $53,204     $54,732
                                                        =======     =======     =======

                        IGARAS PAPEIS E EMBALAGENS S.A.

NOTE 2 -- ACCOUNTS RECEIVABLE -- (CONTINUED)
     The remaining net sales for each of the periods presented were to customers which were not concentrated in any specific region, but were concentrated primarily in the consumer products industry. No single customer accounted for more than 10% of the Company's net sales, and there were no significant accounts receivable from a single customer. The Company reviews a customer's credit history before extending credit. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Bad debt expense was $124,000, $104,000 and $191,000 for the years ended December 31, 1998, 1997 and
1996, respectively.

NOTE 3 -- INVENTORIES

     The major classes of inventories were as follows at December 31:

                                                                1998          1997
                                                              --------      --------
                                                              (IN THOUSANDS OF U.S.
                                                                     DOLLARS)
Finished Goods..............................................  $ 2,852       $ 1,766
Work-in-Process.............................................    1,152           785
Raw Materials...............................................   14,422        13,341
Maintenance Materials and Other Supplies....................   15,607        16,506
Less: Reserve for Obsolete and Slow-Moving Inventory........   (2,108)       (1,743)
                                                              -------       -------
                                                              $31,925       $30,655
                                                              =======       =======

NOTE 4 -- PROPERTY, PLANT AND EQUIPMENT

     The components of property, plant and equipment were as follows at December 31:

                                                                1998         1997
                                                              ---------    ---------
                                                              (IN THOUSANDS OF U.S.
                                                                     DOLLARS)
Land and Land Improvements..................................  $ 13,074     $  8,429
Buildings and Building Equipment............................    55,084       40,819
Machinery, Equipment and Vehicles...........................   431,883      288,056
Furniture and Fixtures......................................     4,723        4,745
Computer Hardware...........................................     2,537        1,907
Construction in Progress....................................    37,243       94,314
                                                              --------     --------
                                                               544,544      438,270
Less: Accumulated Depreciation..............................   167,678      147,120
                                                              --------     --------
                                                               376,866      291,150
Timber and Timberlands, less Cost of Timber Harvested.......    62,758       62,050
                                                              --------     --------
                                                              $439,624     $353,200
                                                              ========     ========

                        IGARAS PAPEIS E EMBALAGENS S.A.

NOTE 5 -- LONG-TERM DEBT

     Long-term debt, denominated substantially in dollars, consisted of the following at December 31:

                                PRINCIPAL       PERIOD
                                   DUE        OUTSTANDING       ANNUAL INTEREST RATE        1998        1997
                              -------------   -----------   ----------------------------  ---------   ---------
                                                                                          (IN THOUSANDS OF U.S.
                                                                                                DOLLARS)
Frances e Brasileiro........     Monthly       1994-1999      Libor + 2.50% (8.96% at     $     81    $    243
                                                                 December 31, 1998)
Frances e Brasileiro........     Monthly       1994-1999      Libor + 2.50% (9.37% at          100         301
                                                                 December 31, 1998)
ING Bank....................    Annually       1997-1999      Libor + 0.125% (9.67 at        3,374       3,374
                                                                 December 31, 1998)
ING Bank....................    Annually       1997-1999      Libor + 0.125% (9.67 at          658         658
                                                                 December 31, 1998)
Finame......................     Monthly       1993-1998               12.0%                    --       2,863
BNDES.......................     Monthly       1994-1999      UNBNDES + 1.5% (13.46 at         404         860
                                                                 December 31, 1998)
BNDES.......................     Monthly       1997-1999    URTJLP + 3% + 1.5% (16.17 at       270         516
                                                                 December 31, 1998)
BNDES.......................     Monthly       1995-2000     URTJLP + 4% + 2% (17.67 at        353         581
                                                                 December 31, 1998)
BNDES.......................     Monthly       1995-2000    URTJLP + 2.5% + 2% (16.17 at       394         591
                                                                 December 31, 1998)
BNDES.......................     Monthly       1996-2001      UNBNDES + 3.5% (14.46 at       1,889       2,625
                                                                 December 31, 1998)
Chase.......................  Tri-annually     1997-2000    Libor DM + 2.125% (6.625% at     1,885       1,779
                                                                 December 31, 1998)
Santander...................  Semi-annually    1997-2001      Libor + 0.25% (6.11% at          619         824
                                                                 December 31, 1998)
Unibanco....................  Semi-annually    1997-2002    Libor + 5.40% + 1.4% (11.86      3,000       3,750
                                                               at December 31, 1998)
ING Bank....................    Annually       1997-2001       Libor + 1.75% (6.84 at       15,000      10,000
                                                                 December 31, 1998)
BNDES.......................     Monthly       1997-2007      UNBNDES + 1.5% (13.46 at      14,284       6,206
                                                                 December 31, 1998)
BNDES.......................     Monthly       1997-2007      UNBNDES + 1.5% (13.46 at      30,983      27,647
                                                                 December 31. 1998)
Frances.....................     Monthly       1997-2002    URTJLP + 2.5% + 1.5% (15.67      2,956       2,129
                                                               at December 31, 1998)
Frances.....................     Monthly       1997-2002    URTJLP + 3% + 1.5% (16.17 at       724         662
                                                                 December 31,1998)
Unibanco....................     Monthly       1997-2002    URTJLP + 3% + 1.5% (16.17 at       618         390
                                                                 December 31,1998)
Unibanco....................     Monthly       1997-2002    URTJLP + 3.5% + 1.5% (16.67        603         691
                                                                at December 31,1998)
FNB -- New England..........  Semi-annually    1997-1998       Libor + 1.50% (6.56 at           --         546
                                                                 December 31, 1998)
ING Bank....................    Annually       1997-1998           7.86% to 8.25%               --       4,847
ING Bank....................    Annually       1997-1998       Libor + 2.00% (7.09 at           --       2,094
                                                                 December 31, 1998)
Credibanco..................    Annually       1997-1998           7.00% to 8.65%               --       1,893
ING Bank....................    Annually       1997-1999      Libor + 2.125% (8.01 at        1,690       2,137
                                                                 December 31, 1998)

                        IGARAS PAPEIS E EMBALAGENS S.A.

NOTE 5 -- LONG-TERM DEBT -- (CONTINUED)

                                PRINCIPAL       PERIOD
                                   DUE        OUTSTANDING       ANNUAL INTEREST RATE        1998        1997
                              -------------   -----------   ----------------------------  ---------   ---------
                                                                                          (IN THOUSANDS OF U.S.
                                                                                                DOLLARS)
ING Bank....................    Annually       1997-1999      Libor + 2.125% (8.01 at        2,181       2,181
                                                                 December 31, 1998)
EPP -- Credit Lyonnais......    Annually       1997-1999       Libor + 2.25% (7.84 at        5,042      15,000
                                                                 December 31, 1998)
Frances.....................  Semi-annually    1997-2002      Libor + 1.375% (6.44 at        1,563       2,003
                                                                 December 31, 1998)
Frances.....................    Annually       1997-1999    Libor + 1.75% + 1% (8.87 at      1,721       1,730
                                                                 December 31, 1998)
Frances.....................    Annually       1997-1998               7.90%                    --         325
Credibanco..................    Annually       1997-1998       Libor + 0.75% (5.84 at           --       1,851
                                                                 December 31, 1998)
ING Bank....................    Annually       1998-1999       Libor + 0.125% (9.2 at        1,256          --
                                                                 December 31, 1998)
Credibanco..................    Annually       1998-1999      Libor + 0.125% (10.31 at       1,690          --
                                                                 December 31, 1998)
Real........................    Annually       1998-1999       Libor + 1.75% (6.84 at        1,819          --
                                                                 December 31, 1998)
Real........................    Annually       1998-1999       Libor + 2.75% (7.84 at        2,243          --
                                                                 December 31, 1998)
Real........................    Annually       1998-1999       Libor + 3.35% (8.44 at          441          --
                                                                 December 31, 1998)
Real........................    Annually       1998-1999       Libor + 3.50% (8.59 at        3,071          --
                                                                 December 31, 1998)
Real........................    Annually       1998-1999       Libor + 1.75% (6.84 at        1,458          --
                                                                 December 31, 1998)
Real........................    Annually       1998-1999       Libor + 2.5% (7.14 at         1,181          --
                                                                 December 31, 1998)
Real........................    Annually       1998-1999       Libor + 2.5% (7.59 at           308          --
                                                                 December 31, 1998)
Unibanco....................    Annually       1998-2003       Libor + 2.0% (7.90 at         2,081          --
                                                                 December 31, 1998)
Unibanco....................    Annually       1998-2003       Libor + 3.58% (9.45 at        3,429          --
                                                                 December 31, 1998)
Unibanco....................    Annually       1998-2003      Libor + 1.625% (7.71 at        2,268          --
                                                                 December 31, 1998)
Unibanco....................    Annually       1998-2003       Libor + 2.50% (8.66 at        1,955          --
                                                                 December 31, 1998)
Unibanco....................    Annually       1998-2003      Libor + 1.375% (7.42 at        1,699          --
                                                                 December 31, 1998)
BFB/BNDES...................     Monthly       1998-2000      URTJLP + 5.17% (16.84 at       2,055          --
                                                                 December 31, 1998)
BNDES.......................     Monthly       1998-2000       URTJPL + 6% (18.34 at        18,592          --
                                                                 December 31, 1998)
Credibanco..................    Annually       1998-2003    URTJPL + 3.0% + 1.5% (16.17        314          --
                                                               at December 31, 1998)
Unibanco....................    Annually       1998-2003    URTJPL + 2.5% + 1.25% (15.42       628          --
                                                               at December 31, 1998)

                        IGARAS PAPEIS E EMBALAGENS S.A.

NOTE 5 -- LONG-TERM DEBT -- (CONTINUED)

                                PRINCIPAL       PERIOD
                                   DUE        OUTSTANDING       ANNUAL INTEREST RATE        1998        1997
                              -------------   -----------   ----------------------------  ---------   ---------
                                                                                          (IN THOUSANDS OF U.S.
                                                                                                DOLLARS)
Chase.......................    Annually       1998-2000     Libor DM + 2.125% (7.98 at      1,613          --
                                                                 December 31, 1998)
Credibanco..................    Annually       1998-1999       Libor + 2.70% (8.76 at          432          --
                                                                 December 31, 1998)
Others                                                                                         371         374
                                                                                          --------    --------
                                                                                           139,296     101,671
Less Current Portion                                                                        33,167      32,711
                                                                                          --------    --------
                                                                                          $106,129    $ 68,960
                                                                                          ========    ========

     Long-term debt maturities and expirations of funded long-term working capital commitments at December 31, 1998 were as follows:

                                                              (IN THOUSANDS
                                                                 OF U.S.
                                                                DOLLARS)
                                                              -------------
1999........................................................    $ 33,167
2000........................................................      24,892
2001........................................................      17,508
2002........................................................       9,464
2003 -- 2008................................................      54,265
                                                                --------
                                                                $139,296
                                                                ========

     The weighted average interest rate on short-term debt approximated 11% and 8% at December 31, 1998 and 1997, respectively.

     Loans and financings obtained from BNDES and Credibanco are guaranteed by first mortgages on farms located in the State of Santa Catarina with a book value of $13,714,000 at December 31, 1998, chattel mortgages and pledged machinery and equipment with a book value of $33,570,000 at December 31, 1998. There are no other restrictions, guarantees, collateral or covenants associated with long-term debt.

NOTE 6 -- OTHER ACCRUED LIABILITIES

     The components of other accrued liabilities were as follows at December 31:

                                                                1998          1997
                                                              --------      --------
                                                              (IN THOUSANDS OF U.S.
                                                                     DOLLARS)
Wages and Compensation......................................  $ 6,350       $ 5,711
Value-Added and Other Taxes Payable.........................    2,029         1,464
Amount Due to Affiliate.....................................    1,789         1,533
Other.......................................................    6,327         4,715
                                                              -------       -------
                                                              $16,495       $13,423
                                                              =======       =======

NOTE 7 -- EMPLOYEE BENEFIT PLANS

     The Company maintains a noncontributory defined benefit plan to supplement the pension benefit provided by the government pension system.

                        IGARAS PAPEIS E EMBALAGENS S.A.

NOTE 7 -- EMPLOYEE BENEFIT PLANS -- (CONTINUED)
     The plan covers all employees meeting minimum eligibility requirements. Pension benefits are based primarily on years of service and the employee's compensation near retirement. The Company's funding policy is to contribute funds to trusts as necessary. Plan assets are primarily invested in listed stocks and Brazilian government bonds.

     The components of the periodic pension expense were as follows for the following years:

                                                                FOR THE YEARS ENDED
                                                                    DECEMBER 31,
                                                              ------------------------
                                                               1998     1997     1996
                                                              ------   ------   ------
                                                               (IN THOUSANDS OF U.S.
                                                                      DOLLARS)
Service Cost -- Benefits Earned during the Year.............  $  923   $  844   $  820
Interest Cost on Projected Benefit Obligation...............     677      620      562
Actual Return on Plan Assets................................    (545)    (446)    (357)
Amortization................................................     130      112      112
                                                              ------   ------   ------
          Total Pension Expense.............................  $1,185   $1,130   $1,137
                                                              ======   ======   ======

     Certain assumptions used in determining the pension expense and net pension liability for 1998, 1997 and 1996 were as follows:

Discount Rates..............................................  5% per annum
Rates of Increase in Future Compensation Levels.............  3% per annum
Expected Long-Term Rates of Return on Assets................  5% per annum

     The following table sets forth the funded status of the plan as of December 31:

                                                               1998      1997
                                                              -------   -------
                                                              (IN THOUSANDS OF
                                                                U.S. DOLLARS)
CHANGE IN BENEFIT OBLIGATION
Projected Benefit Obligation at Beginning of Year...........  $13,663   $12,527
Service Cost................................................      923       844
Interest Cost...............................................      677       621
Actuarial Gain..............................................   (1,256)      (53)
Benefit Paid................................................     (382)     (276)
                                                              -------   -------
Projected Benefit Obligation at End of Year.................  $13,625   $13,663
                                                              =======   =======
CHANGE IN PLAN ASSETS
Fair Value of Plan Assets at Beginning of Year..............  $10,650   $ 8,661
Actual Return on Assets.....................................      (84)    1,397
Actual Contributions........................................      807       868
Actual Distributions........................................     (382)     (276)
                                                              -------   -------
Fair Value of Plan Assets at End of Year....................  $10,991   $10,650
                                                              =======   =======
Funded Status...............................................  $(2,634)  $(3,013)
Unrecognized Net (Gain) Loss................................   (1,582)     (979)
Unrecognized Prior Service Cost.............................    1,417     1,571
                                                              -------   -------
          Net Pension Liability.............................  $(2,799)  $(2,421)
                                                              =======   =======

     The unrecognized prior service cost is amortized on a straight-line basis over the average remaining service of employees, which approximates 23 years.

                        IGARAS PAPEIS E EMBALAGENS S.A.

NOTE 8 -- INCOME TAXES

     During 1998, 1997 and 1996, the statutory income tax rates including the social contribution tax on ordinary profits were approximately 33%, 33% and 32%, respectively.

     On December 27, 1996, the government enacted Law No. 9.430/96 changing the statutory income tax rate from 32% to 33% (including social contribution), effective January 1, 1997. This rate change resulted in an increase of $89,000 in deferred income taxes which was recognized during 1996.

     Approximate tax effects of temporary differences giving rise to the net deferred tax assets and liabilities were as follows at December 31:

                                                                1998          1997
                                                              --------      --------
                                                              (IN THOUSANDS OF U.S.
                                                                     DOLLARS)
Deferred Tax Assets:
  Provision for Loss on Eletrobras Bonds....................  $   856       $   927
  Inflationary Losses.......................................       --           858
  Pensions..................................................      926           802
  Other.....................................................    1,630         1,562
                                                              -------       -------
          Total Deferred Tax Assets.........................  $ 3,412       $ 4,149
                                                              =======       =======
Deferred Tax Liabilities:
  Inflationary Profit.......................................  $ 3,333       $ 3,834
  Property, Plant and Equipment.............................   11,788         9,136
  Other.....................................................      189            --
                                                              -------       -------
          Total Deferred Tax Liabilities....................  $15,310       $12,970
                                                              =======       =======

     The reported amount of income tax expense on income before income taxes differs from the amount of income tax expense that would result from applying the Brazilian statutory income tax rate to income before income taxes for the following reasons:

                                                                 FOR THE YEARS ENDED
                                                                     DECEMBER 31,
                                                            ------------------------------
                                                              1998       1997       1996
                                                            --------   --------   --------
                                                            (IN THOUSANDS OF U.S. DOLLARS)
Brazilian Statutory Expense...............................  $ 5,118    $16,529    $20,074
Interest on Own Capital Deductible Dividends..............   (3,400)    (2,335)    (4,089)
Inflationary Profit.......................................       --     (5,915)    (1,188)
Royalties.................................................    1,361         --         --
Other, Net................................................      684       (862)     1,367
                                                            -------    -------    -------
  Income Tax Expense......................................    3,763    $ 7,417    $16,164
                                                            =======    =======    =======

NOTE 9 -- CONTINGENCIES AND COMMITMENTS

     The Company is a party to a number of lawsuits arising out of the conduct of its business. While there can be no assurance as to their ultimate outcome, the Company does not believe that these lawsuits will have a material impact on the results of operations, cash flows or financial condition of the Company.

     As of December 31, 1998, outstanding purchase commitments relating to capital projects totaled approximately $5,000,000.

     The Company is guarantor of advances on export contracts in amounts of $16,373,000 and $12,128,000, in 1998 and 1997 respectively.

                        IGARAS PAPEIS E EMBALAGENS S.A.

NOTE 10 -- SHAREHOLDERS' EQUITY

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

     The Class A preferred shares are not entitled to vote and are not convertible into common shares. As of April 30, 1996, one Class B preferred share was converted into one common share with no par value for Saragy S.A. and, additionally, 50,309,984 common shares with no par value were issued, of which 25,154,992 were distributed to Riverwood and 25,154,992 to Saragy S.A. This change was included retroactively in average shares outstanding.

     Earnings may be distributed only out of reais retained earnings reflected in the books of Igaras Papeis e Embalagens S.A. As of December 31, 1998, the U.S. dollar equivalent of this amount available for distribution was approximately $12,525,000.

NOTE 11 -- RELATED-PARTY TRANSACTIONS

     During the years ended December 31, 1998, 1997 and 1996, the Company purchased approximately $14,900,000, $21,000,000 and $5,100,000 of paper and machinery, respectively, from Riverwood. Intercompany profits in ending inventory are not material at December 31, 1998 and 1997.

NOTE 12 -- ACQUISITION

     On January 6, 1998, the Company acquired Ponte Nova Papeis e Embalagens Ltda. ("Ponte Nova"), created as a result of a spin-off from Trombini Papel e Embalagens S.A. ("Trombini"). Ponte Nova was formed with the property, plant and equipment and certain liabilities of two corrugated container plants and a recycling pulp and paper plant. The total purchase price was approximately $35,000,000, not subject to financing.

     The acquisition was accounted for by the purchase method. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair market values. Operating results of the acquired business have been included in the Statement of Consolidated Income since the date of acquisition. Pro forma results, assuming the acquisition had been made at the beginning of the year, would not be materially different from the results reported.

NOTE 13 -- CHANGE IN THE FOREIGN EXCHANGE POLICY BY THE CENTRAL BANK OF BRAZIL

     On January 14, 1999, the Central Bank of Brazil changed the foreign exchange policy by eliminating the exchange rate band, which had been used as a means to control the fluctuation of the real against the U.S. dollar. The exchange rate is now determined by free market forces. As a consequence of such change, the local currency (real) suffered a significant devaluation related to the U.S. dollar during the beginning of 1999. At this time it is not practicable to determine whether or at what level the exchange rate will stabilize as well as the effect of such exchange rate fluctuation on the Company operations.

     At December 31, 1998, the Company had outstanding net monetary liabilities denominated in U.S. dollars amounting to approximately US$64,680,000 and US$171,816,000, classified as current and long-term, respectively.

     The exchange rate at December 31, 1998 was R$1.20 to one U.S. dollar, and at January 22, 1999 was approximately R$1.70. The net foreign currency liabilities at January 22, 1999 had not changed significantly compared to December 31, 1998.

                              ARTHUR ANDERSEN S/C

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of IGARAS PAPEIS E EMBALAGENS S.A.:

     We have audited the accompanying consolidated balance sheets of IGARAS PAPEIS E EMBALAGENS S.A. AND SUBSIDIARIES as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IGARAS PAPEIS E EMBALAGENS S.A. AND SUBSIDIARIES as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles in the United States of America.

Sao Paulo, Brazil
January 22, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no such changes in or disagreements with accountants on accounting or financial disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The names, ages and positions of the current directors of the Company and executive officers of Riverwood are set forth below.

NAME                           AGE                           POSITION
----                           ---                           --------
Stephen M. Humphrey........    54     President, Chief Executive Officer and Director
Thomas M. Gannon...........    49     Executive Vice President, Commercial Operations
Daniel J. Blount...........    43     Vice President and Chief Financial Officer
Robert H. Burg.............    53     Senior Vice President, Human Resources
Steven D. Saucier..........    45     Senior Vice President, Paperboard Operations
B. Charles Ames............    73     Chairman and Director
Kevin J. Conway............    40     Director
Leon J. Hendrix, Jr........    57     Director
Hubbard C. Howe............    70     Director
Alberto Cribiore...........    53     Director
Brian J. Richmand..........    45     Director
Lawrence C. Tucker.........    56     Director
Samuel M. Mencoff..........    42     Director
G. Andrea Botta............    45     Director
Joseph E. Parzick..........    43     Director

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

     Thomas M. Gannon is Executive Vice President, Commercial Operations, a position he assumed in September 1998. From July 1997 until September 1998 Mr. Gannon was Senior Vice President and Chief Financial Officer of Riverwood. From August 1995 until July 1997, Mr. Gannon was employed by Libby-Owens-Ford Co., a manufacturer of home, commercial and automobile flat glass products, most recently as Corporate Vice President of Finance and Administration and Chief Financial Officer. From April 1976 through August 1995, Mr. Gannon served in various positions with Rockwell.

     Daniel J. Blount is Vice President and Chief Financial Officer, positions he assumed in September 1998. Prior to joining Riverwood, Mr. Blount spent 13 years at Montgomery Kone, Inc., an elevator, escalator and moving ramp product manufacturer, installer and service provider, most recently as Senior Vice President, Finance. From 1983 until 1985, Mr. Blount was an international auditor at United Technologies Corporation, where he conducted and led operational and financial audits of subsidiary companies, mainly outside the United States. From 1979 until 1983, Mr. Blount served in various positions at Ernst and Whinney, most recently as Audit Manager.

     Robert H. Burg is Senior Vice President, Human Resources of Riverwood. Mr. Burg joined Riverwood in January 1993. From 1981 until he joined Riverwood, Mr. Burg was employed by Colgate-Palmolive Company, a manufacturer and distributor of household and personal care products, most recently as Vice President of Global Compensation and Development.

     Steven D. Saucier is Senior Vice President, Paperboard Operations of Riverwood. Mr. Saucier joined Riverwood in November 1998. From July 1998 until October 1998, Mr. Saucier was Senior Vice President, Manufacturing, of JPS Packaging, a manufacturer of flexible packaging. From April 1996 until July 1998, Mr. Saucier was Senior Vice President, Supply Chain, of Sealright Co., Inc., a manufacturer of rigid and flexible packaging, and from September 1975 until April 1996 Mr. Saucier was employed by Mobil Corporation, where his last position was General Manager, Manufacturing with Mobil Films division.

     B. Charles Ames is Chairman of the Boards of Holding, RIC Holding and Riverwood. Since 1989, Mr. Ames has been a principal of Clayton, Dubilier & Rice, Inc., a New York-based private investment firm ("CD&R"). Mr. Ames is a director of CD&R Investment Associates II, Inc. ("Associates II Inc."), a Cayman Islands exempted company that is the managing general partner of CD&R Associates V Limited Partnership, a Cayman Islands exempted limited partnership ("Associates V"), the general partner of Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership ("CD&R Fund V"). Mr. Ames is also a limited partner of Associates V and serves as a director of Remington Arms Company, Inc., a manufacturer of sporting goods products for the hunting, shooting sports and fishing markets ("Remington"), and its parent RACI Holding, Inc. ("RACI"). RACI is a company in which an investment fund managed by CD&R has an investment. He is also a director of The Progressive Corporation, a holding company, and M.A. Hanna Company, a manufacturer of rubber and plastic compounds.

     Kevin J. Conway is a principal of CD&R, a director of Associates II Inc. and a limited partner of Associates V. Prior to joining CD&R in 1994, Mr. Conway worked at Goldman, Sachs & Co., an investment banking firm.

     Leon J. Hendrix, Jr. has been a principal of CD&R since 1993. From 1973 until 1993, Mr. Hendrix was employed by Reliance Electric Company, a manufacturer of industrial drives, transmissions and telecommunications equipment, most recently as its Chief Operating Officer and a director. Mr. Hendrix serves as a director of Keithley Instruments, Inc., a manufacturer of electronic test and measurement instruments and systems, NACCO Industries Inc., a manufacturer of forklift trucks and small electric appliances, a supplier of kitchenware, and the mining and marketing of fuel for power generation by electric utilities, and Cambrex Corporation, an international manufacturer of a broad line of specialty and fine chemicals. Mr. Hendrix is also the Chairman, Chief Executive Officer and a director of Remington and RACI, and a limited partner of Associates V.

     Hubbard C. Howe was a principal of CD&R from 1990 until his retirement in 1998. Mr. Howe is a limited partner of Associates V. Mr. Howe has served as Chairman and a director of A.P.S., Inc., a distributor of automotive replacement parts ("A.P.S."), and its parent corporation, APS Holding Corporation, a corporation in which an investment fund managed by CD&R had an investment ("APS Holding"), since prior to 1993. Mr. Howe served as interim Chief Executive Officer of A.P.S. and APS Holding from March 1997 until January 1998. On February 2, 1998, A.P.S. and several of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware. Mr. Howe has been a director of Remington and RACI since 1993, and was Chairman and Chief Executive Officer of Remington and RACI until December 1997. Mr. Howe served as Vice Chairman from February 1994 until November 1997, and as Chairman from prior to 1993 until February 1994, of Nu-kote International, Inc., a printing supplies manufacturer, and its parent Nu-kote Holding, Inc., a corporation in which an investment fund managed by CD&R had an investment.

     Alberto Cribiore was a principal of CD&R from 1985 to March 1997 and a co-President of CD&R from 1995 to March 1997. Mr. Cribiore currently serves as Managing Principal of Brera Capital Partners, LLC, a private equity investment firm in New York. Mr. Cribiore also serves as a director of Hansberger Global Investors, Inc., an international money management firm, and Cambridge Energy Research Associates, Inc., a leading strategic knowledge firm focusing on the energy industry ("CERA"). Mr. Cribiore has served as the

Chairman and a director of McCarthy, Crisanti & Maffei, Inc., a provider of financial information ("MCM"), and its parent MCM Group, Inc. ("MGI"), since August 1996, and also currently serves as the Chairman and a director of Global Decisions Group, LLC, the parent company of CERA, MCM and MGI.

     Brian J. Richmand has been employed principally as a General Partner of Chase Capital Partners, formerly known as Chemical Venture Partners, the general partner of Chase Equity Associates, L.P. ("Chase"), since 1993. Prior to joining Chase Capital Partners, Mr. Richmand was a partner at the law firm of Kirkland & Ellis. Mr. Richmand is also currently a director of La Petite Academy, Inc., Reiman Publishing, Transtar Metals LLC, and Qualitech Steel Corporation, a manufacturer of steel and iron carbide.

     Lawrence C. Tucker has been a General Partner of Brown Brothers Harriman & Co., a private banking firm, since 1979. He also serves as a director of MCI WorldCom, Inc., an international provider of long distance voice, data and video services, MCI WorldCom Venture Fund, National Healthcare Corp., an owner, operator and manager of long-term care facilities, retirement apartments and assisted living units, and VAALCO Energy Inc. Brown Brothers Harriman & Co. is the general partner of The 1818 Fund, L.P., The 1818 Fund II, L.P. ("1818 Fund"), The 1818 Fund III, L.P. and The 1818 Mezzanine Fund, L.P.

     Samuel M. Mencoff has been employed principally as a Managing Director of Madison Dearborn Partners, Inc., the general partner of Madison Dearborn Partners, L.P., the general partner of Madison Dearborn Capital Partners, L.P. since 1993. From 1987 until 1993, Mr. Mencoff served as Vice President of First Chicago Venture Capital, a private equity investment firm. Mr. Mencoff is a member of the operating committees of the general partners of Huntway Partners, L.P., a refiner and marketer of liquid asphalt, gas oil, kerosene, and jet and diesel fuel, and Golden Oak Mining Company, L.P., a coal mining company, and is a director of Buckeye Technologies Inc., a manufacturer of specialty cellulose pulps and non-woven fiber products, and Bay State Paper Holding Company, a producer of recycled containerboard and related products.

     G. Andrea Botta has been President of EXOR America Inc. (formerly IFINT-USA Inc.) ("EXOR America") since 1993 and for more than five years prior thereto, Vice President of Acquisitions of IFINT-USA Inc. EXOR Group S.A., the parent company of EXOR America, is the international investment holding company of the Agnelli Group. Mr. Botta is a director of Lear Corporation, a manufacturer of automobile interior systems, Western Industries, Inc., a producer of metal and plastic stampings and fabrications, and Rockefeller Center Properties Inc., a real estate partnership.

     Joseph E. Parzick is a private investor. He had been a professional employee of EXOR America from 1996 until late 1998. Prior to joining EXOR America, Mr. Parzick was a Managing Director of Lehman Brothers Inc., an investment banking firm.

ELECTION AND COMPENSATION OF DIRECTORS

     All directors are elected annually and hold office until their successors are elected and qualified, or until their earlier removal or resignation. The Stockholders Agreement entered into among Holding and each of CD&R Fund V, EXOR Group S.A. ("EXOR"), 1818 Fund, HWH Investment Pte Ltd, Chase, First Plaza Group Trust, Madison Dearborn Capital Partners, L.P. and Wolfensohn-River LLC (collectively, the "Equity Investors"), provides that CD&R Fund V is entitled to nominate five persons, EXOR is entitled to nominate two persons, the 1818 Fund is entitled to nominate one person and Madison Dearborn Capital Partners, L.P. is entitled to nominate one person to serve on the Boards of Directors (the "Boards") of each of Holding, RIC Holding and Riverwood. There is also an understanding between Chase and CD&R Fund V with respect to the nomination of CD&R Fund V's fifth nominee to such Boards. CD&R Fund V exercised its intention to nominate a designee of Chase (the "Chase Designee") as its nominee to such Boards; however, Chase does not have a legally enforceable right to such directorship. The Chairman of each of the Boards is to be selected from one of the CD&R Fund V nominees (other than the Chase Designee). Each of the Boards of Holding, RIC Holding and Riverwood has an Executive Committee, a Compensation and Benefits Committee and an Audit Committee. The Executive Committee consists of the Chief Executive Officer, two of the CD&R Fund V-nominated directors (other than the Chase Designee), one of the EXOR-nominated directors and the director nominated by 1818 Fund. The Compensation and Benefits Committee consists of two of the CD&R Fund V-nominated directors (other than the Chase Designee), one of the EXOR-nominated directors and two directors nominated by the Equity Investors other than CD&R Fund V and EXOR (but including the Chase Designee) (the "Other Investors"). The Audit Committee consists of one of the CD&R Fund V-nominated directors (other than the Chase Designee), one of the EXOR-nominated directors, two of the Other Investor-nominated directors and one independent director. The Executive Committee's current members are Messrs. Ames, Botta, Conway, Humphrey and Tucker. The members of the Compensation and Benefits Committee are currently Messrs. Hendrix, Ames, Botta, Cribiore and Richmand; and the Audit Committee consists of Messrs. Tucker, Conway, Mencoff and Parzick.

     Non-employee directors who are not employed by or affiliated with CD&R will receive compensation for their services on the Boards of $30,000 per year plus $2,500 per board meeting attended. Currently, three of the Company's directors are employees of CD&R, to which the Company pays fees for management and financial consulting services. See "Item 13. Certain Relationships and Related Transactions."

ITEM 11.  EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION SUMMARY

     The following table summarizes the compensation paid for services rendered during the fiscal years indicated below by the Company or, in the case of services rendered prior to the Merger, the Predecessor Company, to the Chief Executive Officer and the four most highly compensated other current and former executive officers (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG-TERM
                                                                                       COMPENSATION AWARDS
                                                                                   ----------------------------
                                                                                        (6)
                                        ANNUAL COMPENSATION                         SECURITIES
                                     --------------------------         (5)         UNDERLYING         (7)
                                             SALARY     BONUS       OTHER ANNUAL       STOCK        ALL OTHER
               NAME                  YEAR      $          $         COMPENSATION      OPTIONS      COMPENSATION
               ----                  ----   --------   --------     ------------   -------------   ------------
Stephen M. Humphrey................  1998   $510,000   $544,430       $     --             --               --
  Chief Executive Officer and        1997    376,894    250,000(2)     118,433        225,000               --
  President                          1996         --         --             --             --               --
Thomas M. Gannon...................  1998   $280,000   $423,903       $    342         30,000       $    9,600
  Executive Vice President,          1997    123,466    200,000(3)     187,986             --            3,313
  Commercial Operations              1996         --         --             --             --               --
Robert H. Burg.....................  1998   $228,333   $243,748             --             --       $    9,600
  Sr. Vice President, Human          1997    220,000     55,000             --             --            4,750
  Resources                          1996    215,000         --             --          9,000            4,500
Robert C. Hart(1)..................  1998   $280,833   $     --             --             --       $1,075,622
  Sr. Vice President and             1997    270,000     65,000             --             --            4,750
  Advisor to Chief Executive
  Officer                            1996    259,583         --             --         15,000            4,500
Daniel J. Blount...................  1998   $144,583   $230,509(4)    $ 52,024             --               --
  Vice President and                 1997         --         --             --             --               --
  Chief Financial Officer            1996         --         --             --             --               --

---------------

(1) Mr. Hart retired as Senior Vice President and Advisor to the Chief Executive Officer of the Company effective December 31, 1998.
(2) Upon the commencement of his employment with the Company on March 31, 1997, the Company guaranteed a minimum annual bonus to Mr. Humphrey for 1997 of at least $250,000.
(3) Upon the commencement of his employment with the Company on July 14, 1997, the Company paid Mr. Gannon a commencement incentive bonus of $100,000 and guaranteed a minimum annual bonus to Mr. Gannon for 1997 of at least $100,000.
(4) Upon commencement of his employment with the Company on March 16, 1998, the Company paid Mr. Blount a commencement bonus of $75,000.
(5) Amounts consist of tax reimbursement payments to the Named Executive Officers in respect of certain taxable perquisites provided to them.
(6) In June 1996 Messrs. Hart and Burg received options to purchase shares of Holding Common Stock, as indicated in the Summary Compensation Table. Mr. Humphrey received options to purchase shares of Holding Common Stock in March 1997. Mr. Gannon received options to purchase shares of Holding Common Stock in August 1998.
(7) Amounts consist of Company contributions on behalf of the Named Executive Officers to the Company's savings plan and, in the case of Mr. Hart, a lump sum payment of $1,066,022 for accrued vacation and other benefits under Mr. Hart's employment agreement with the Company upon his retirement (see "Employment Agreements" below).

                      OPTIONS GRANTED IN LAST FISCAL YEAR

                             NUMBER OF
                             SECURITIES        PERCENT OF TOTAL
                         UNDERLYING OPTIONS   OPTIONS GRANTED TO    EXERCISE PRICE                        GRANT DATE
                              GRANTED            EMPLOYEES IN         PER SHARE                          PRESENT VALUE
         NAME                   (#)               FISCAL YEAR         ($/SHARE)       EXPIRATION DATE       ($)(4)
         ----            ------------------   -------------------   --------------   ------------------  -------------
T. Gannon..............         7,500(1)              25%                $100        September 18, 2003     $     0
                               15,000(2)              50%                 100        November 17, 2008       61,941
                                7,500(3)              25%                 100        November 17, 2008       62,814

---------------

(1) Options covering 7,500 shares of Holding Common Stock (the "Special Options") vested upon grant and are exercisable during the 60-day period following the earlier of (a) delivery of a notice of exercise from the Company and (b) August 19, 2003.
(2) Options covering 15,000 shares of Holding Common Stock (the "Service Options") will become vested in four annual installments, on each of the first four anniversaries of August 19, 1998 (the "Date of Grant"), of 40%, 20%, 20% and 20%, respectively, subject in each case to the Named Executive Officer's continuous employment. If the Named Executive Officer fails to exercise all of his Special Options following delivery of a notice of exercise, the vesting of all or a portion of his Service Options will be deferred until nine years and six months following the Date of Grant, subject to the Named Executive Officer's continuous employment.
(3) Options covering 7,500 shares of Holding Common Stock (the "Performance Options") become vested (subject in all cases to the Named Executive Officer's continuous employment) on the date, and only if, the Company achieves its cumulative five year EBITDA target for the five fiscal years ended December 31, 2002. Any Performance Options that do not become vested as described above will become vested nine years and six months following the Date of Grant, subject to the Named Executive Officer's continuous employment. If the Named Executive Officer fails to exercise all of his Special Options following delivery of a notice of exercise, the vesting of all or a portion of his Performance Options will be deferred until nine years and six months following the Date of Grant, subject to the Named Executive Officer's continuous employment.
(4) The dollar amounts set forth under this heading are based on an economic option pricing model commonly used to value option grants on the basis of certain assumptions, including an assumption that the Company will deliver a notice of exercise of the Special Options within three years of the Date of Grant. An economic option pricing model will produce different results depending on the assumptions made, and the values shown above are merely good faith estimates of the present value of the option grants. Because one of the assumptions in the model is the future volatility in the value of the Common Stock, the actual present value of such option grants cannot be determined.

       AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

     The following table sets forth information for each Named Executive Officer with regard to stock option exercises during 1998 and the aggregate value of options held at December 31, 1998. No Named Executive Officer exercised options during 1998.

                                                              NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                             UNDERLYING UNEXERCISED      IN-THE-MONEY OPTIONS AT
                                     SHARES                     OPTIONS AT FY-END               FY-END(1)
                                   ACQUIRED ON    VALUE     -------------------------   -------------------------
NAME                                EXERCISE     REALIZED   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
----                               -----------   --------   -------------------------   -------------------------
S. Humphrey......................       --          --        29,025/195,975             $725,625/$4,899,375
T. Gannon........................       --          --         7,500/22,500                       --
R. Burg..........................       --          --          2,400/6,600                       --
R. Hart..........................       --          --            4,000/0                         --
D. Blount........................       --          --              --                            --

---------------

(1) The dollar amounts set forth under this heading are calculated based on a price per share of Holding Common Stock of $100.00, the estimated fair market value of Holding Common Stock as of December 31, 1998, minus the exercise price for such options.

PENSION PLAN

     All U.S. salaried employees who satisfy the service eligibility criteria are participants in the Riverwood International Employees Retirement Plan (the "Retirement Plan"). Pension benefits under the Retirement Plan are limited in accordance with the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), governing tax qualified pension plans. The Company has adopted a Supplemental Pension Plan (the "Supplemental Plan" and, together with the Retirement Plan, the "Pension Plans") that provides for payment to participants of retirement benefits equal to the excess of the benefits that would have been earned by each such participant had the limitations of the Code not applied to the Retirement Plan and the amount actually earned by such participant under the Retirement Plan. Each of the Named Executive Officers (other than Mr. Blount, who has not yet satisfied the plan's service criteria) is eligible to participate in the Pension Plans. Benefits under the Supplemental Plan are not pre-funded; such benefits are paid by the Company when due. The Pension Plan Table below sets forth the estimated annual benefits payable upon retirement, including amounts attributable to the Supplemental Plan, for specified remuneration levels and years of service.

                               PENSION PLAN TABLE

                                                                YEARS OF SERVICE
                                              ----------------------------------------------------
                REMUNERATION                     15         20         25         30         35
                ------------                  --------   --------   --------   --------   --------
$125,000....................................  $ 24,580   $ 32,773   $ 40,966   $ 49,159   $ 57,352
 150,000....................................    29,830     39,773     49,716     59,659     69,602
 175,000....................................    35,080     46,773     58,466     70,159     81,852
 200,000....................................    40,330     53,773     67,216     80,659     94,102
 225,000....................................    45,580     60,773     75,966     91,159    106,352
 250,000....................................    50,830     67,773     84,716    101,659    118,602
 300,000....................................    61,330     81,773    102,216    122,659    143,102
 400,000....................................    82,330    109,773    137,216    164,659    192,102
 450,000....................................    92,830    123,773    154,716    185,659    216,602
 500,000....................................   103,330    137,773    172,216    206,659    241,102
 600,000....................................   124,330    165,773    207,216    248,659    290,102
 700,000....................................   145,330    193,773    242,216    290,659    339,102

---------------

(A) Had the Named Executive Officers who participate in the Pension Plans retired as of December 31, 1998, their respective five-year average salaries, plus bonus, for purposes of the table set forth above, would have been as follows: Mr. Humphrey, $630,000; Mr. Gannon, $322,500; Mr. Burg, $245,579; and Mr. Hart, $322,235. Mr. Hart retired on December 31, 1998.

(B) On December 31, 1998, the following Named Executive Officers participating in the Pension Plans had the following years of credited service under such plans: Mr. Humphrey, 2; Mr. Gannon, 1; Mr. Burg, 6; and Mr. Hart, 32.

(C) Salary as defined in the Pension Plans includes payments under the annual incentive compensation plan but excludes payments under any equity incentive plan of the Company or the Predecessor Company.

EMPLOYMENT AGREEMENTS

     Each of Messrs. Hart and Burg is currently a party to an employment agreement with the Company providing for an employment term commencing in 1996 and extending for three years that extends automatically for additional one-year periods following the expiration of the initial term. The agreements provide for payment of the base salaries and bonuses and other benefits set forth in the Summary Compensation Table. The agreements further provide that, in the event of a termination of any such Named Executive Officer's employment by the Company without "cause" (as defined in the employment agreements) or by such Named Executive Officer for "good reason" (as so defined), such Named Executive Officer is entitled to continued salary and welfare benefits generally for a period equal to the longest of one year, the balance of the employment term or one month for each year of service, and a pro rata incentive bonus for the year of termination. Mr. Hart retired effective December 31, 1998 and received the termination benefits set forth in the Summary Compensation Table. The agreements also contain certain noncompetition and nonsolicitation provisions and provide for the termination of previously existing employment agreements.

     On March 31, 1997, Riverwood entered into an employment agreement (the "Humphrey Agreement") with Mr. Humphrey having an initial term of five years that extends automatically for additional one-year periods following the expiration of the initial term. The provisions of the Humphrey Agreement are substantially similar to those contained in the employment agreements for the Named Executive Officers described above, except as follows. The Humphrey Agreement provides that Mr. Humphrey will receive an annual base salary of $500,000 and bonuses and other benefits set forth in the Summary Compensation Table. In the event of a termination of Mr. Humphrey's employment by the Company without cause or by Mr. Humphrey for good reason, Mr. Humphrey will receive continued payments of his base salary and continued benefits for the remainder of the employment term or, if shorter, for three years.

     Effective as of July 14, 1997, Riverwood and Holding entered into an Employment Agreement (the "Gannon Agreement") with Mr. Gannon. The provisions of the Gannon Agreement are substantially similar to those contained in the employment agreements for Messrs. Hart and Burg, except as follows. The Gannon Agreement provides that Mr. Gannon will receive an annual base salary of $265,000 and bonuses and other benefits set forth in the Summary Compensation Table.

     The Company expects to enter into an employment agreement with Mr. Blount effective as of September 1, 1998, providing for an annual base salary of $200,000 and containing provisions substantially similar to those contained in the employment agreement for Mr. Burg.

COMPENSATION COMMITTEE INTERLOCKS

     During fiscal year 1998, Messrs. Hendrix, Ames, Botta, Cribiore and Richmand served on the Compensation and Benefits Committee of the Holding Board. Mr. Hendrix, one of the two CD&R Fund V-nominated directors, is an employee of CD&R. CD&R received a fee from RIC Holding of $12 million in connection with the Merger and arranging the financing thereof. CD&R receives an annual fee of $500,000 for advisory, management, consulting and monitoring services from Riverwood. Holding, RIC Holding and Riverwood have also agreed to indemnify the members of the Boards employed by CD&R and CD&R against liabilities incurred under securities laws with respect to their services for Holding, RIC Holding and Riverwood.

     Messrs. Hendrix and Cribiore are the CD&R Fund V-nominated directors on the Compensation and Benefits Committees of Holding, RIC Holding and Riverwood.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     Holding owns all of the outstanding common stock of RIC Holding. RIC Holding owns all of the outstanding common stock of Riverwood. As of March 3, 1999, the Holding Common Stock was beneficially owned as follows:

                                                              NUMBER OF    PERCENT OF
                  NAME OF BENEFICIAL OWNER                     SHARES        CLASS
                  ------------------------                    ---------    ----------
Clayton, Dubilier & Rice Fund V Limited Partnership(1)......  2,250,000       29.8%
  403 Foulk Road
  Suite 106
  Wilmington, DE 19803
EXOR Group S.A. (2).........................................  2,250,000       29.8
  22-24, Boulevard Royal
  L-2449 Luxembourg
The 1818 Fund II, L.P.(3)...................................    750,000        9.9
  c/o Brown Brothers Harriman & Co.
  59 Wall Street
  New York, NY 10005
HWH Investment Pte Ltd......................................    700,000        9.2
  250 North Bridge Road
  Singapore 179101
  Republic of Singapore
Chase Equity Associates, L.P.(4)............................    500,000        6.6
  380 Madison Avenue
  New York, NY 10017
First Plaza Group Trust.....................................    500,000        6.6
  Mellon Bank, N.A., as Trustee
  c/o General Motors Investment Management Corporation
  767 Fifth Avenue
  New York, NY 10153
Madison Dearborn Capital Partners, L.P.(5)..................    500,000        6.6
  Three First National Plaza
  Chicago, IL 60602
Wolfensohn-River LLC........................................     50,000        0.7
  130 Liberty Avenue
  New York, NY 10006
                                                              ---------       ----
          Total Equity Investors............................  7,500,000       99.2%
                                                              =========
B. Charles Ames(6)..........................................          0         --
Kevin J. Conway(6)..........................................          0         --
Leon J. Hendrix, Jr.(6).....................................          0         --
Hubbard C. Howe(6)..........................................          0         --
Alberto Cribiore(6).........................................          0         --
Brian J. Richmand...........................................          0         --
Samuel M. Mencoff(5)........................................          0         --
Lawrence C. Tucker..........................................          0         --
G. Andrea Botta.............................................          0         --
Joseph E. Parzick...........................................          0         --
Stephen M. Humphrey(7)......................................     74,025        (8)
Thomas M. Gannon(7).........................................      7,500        (8)
Robert H. Burg(7)...........................................      5,400        (8)
Robert C. Hart(7)...........................................      9,000        (8)

                                                              NUMBER OF    PERCENT OF
                  NAME OF BENEFICIAL OWNER                     SHARES        CLASS
                  ------------------------                    ---------    ----------
Daniel J. Blount............................................          0         --
All directors and executive officers as a group (15
  persons)(3)(5)(6)(7)......................................     95,925        1.1%
          Total Management Investors (9)....................     53,450        0.8
          Total Equity Investors and Management Investors...  7,561,450        100%
                                                              =========       ====

---------------

(1) B. Charles Ames, Michael G. Babiarz, William A. Barbe, Kevin J. Conway, Brian D. Finn, Donald J. Gogel, Thomas E. Ireland, Christopher Mackenzie, Charles P. Pieper and Joseph L. Rice, III may be deemed to share beneficial ownership of the shares owned of record by CD&R Fund V by virtue of their status as voting shareholders of Associates II Inc., the managing general partner of the general partner of CD&R Fund V, but each expressly disclaims such beneficial ownership of the shares owned by CD&R Fund V. The shareholders of Associates II Inc. share investment and voting power with respect to securities owned by CD&R Fund V. The business address for each of them is 1403 Foulk Road, Suite 106, Wilmington, Delaware 19803. Mr. Cribiore, a director of Holding, RIC Holding and Riverwood, withdrew as a limited partner of Associates V as of March 31, 1997, but retains an economic interest in the shares of Holding Common Stock owned of record by CD&R Fund V by virtue of his status as a withdrawn limited partner of Associates V and as a non-voting shareholder of CD&R Investment Associates, Inc., a Delaware corporation that is a general partner of Associates V ("Associates Inc."). Mr. Hendrix, a director of Holding, RIC Holding and Riverwood, sold his voting shares of Associates II Inc. to Associates II Inc. on May 20, 1998, but retains an economic interest in the shares of Holding Common Stock owned of record by CD&R Fund V by virtue of his status as a limited partner of Associates V and as a shareholder of Associates Inc. The voting shares of Associates II Inc. owned by Mr. Howe, a director of Holding, RIC Holding and Riverwood, converted into non-voting shares in connection with his retirement from CD&R in 1998. However, Mr. Howe retains an economic interest in the shares of Holding Common Stock owned of record by CD&R Fund V by virtue of his status as a non-voting shareholder of both Associates II Inc. and Associates Inc. Each of Messrs. Cribiore, Hendrix and Howe disclaim any beneficial ownership of such shares of Holding Common Stock. None of Mr. Cribiore, Mr. Hendrix or Mr. Howe have any investment or voting power with respect to the shares of Holding Common Stock owned by CD&R Fund V.
(2) Reflects transfer on March 2, 1999 of shares formerly held by FIMA Finance Management Inc. to EXOR Group S.A.
(3) Mr. Tucker may be deemed to share beneficial ownership of the shares owned of record by The 1818 Fund II, L.P. by virtue of his affiliation with such organization. Mr. Tucker expressly disclaims any such beneficial ownership.
(4) Chase Equity Associates, L.P., formerly known as Chemical Equity Associates, purchased shares of the Class B Common Stock which do not have voting rights.
(5) Mr. Mencoff may be deemed to share beneficial ownership of the shares owned of record by Madison Dearborn Capital L.P. by virtue of his affiliation with such organization. Mr. Mencoff expressly disclaims any such beneficial ownership.
(6) Excludes shares of Holding Common Stock owned by CD&R Fund V, as to which Messrs. Ames, Conway, Cribiore, Hendrix and Howe may be deemed to share beneficial ownership or have an economic interest. See footnote (1).
(7) Includes options to purchase 74,025, 7,500, 2,400, 4,000 and 87,925 shares of Holding Common Stock which may be exercised within 60 days by Messrs. Humphrey, Gannon, Burg, Hart and by all directors and executive officers as a group, respectively.
(8) Less than 1%.
(9) Excludes options to purchase shares of Holding Common Stock. As of March 3, 1999, a total of 50,450 shares of management investor stock have been repurchased as a result of death, resignation and other termination of employment. No directors own shares of Holding Common Stock. As of March 3, 1999, the Named Executive Officers owned an aggregate of 8,000 shares of Holding Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     CD&R Fund V, which is one of Holding's largest stockholders, is a private investment fund managed by CD&R. Amounts contributed to CD&R Fund V by its limited partners are invested at the discretion of the general partner in equity or equity-related securities of entities formed to effect leveraged acquisition transactions and in the equity of corporations where the infusion of capital, coupled with the provision of managerial assistance by CD&R, can be expected to generate returns on investments comparable to returns historically achieved in leveraged buyout transactions. The general partner of CD&R Fund V is Associates V, and the general partners of Associates V are Associates II Inc., Associates Inc. and CD&R Cayman Investment Associates, Inc., a Cayman Islands exempted company. Mr. Ames, who is a principal of CD&R, a director of Associates II Inc. and a limited partner of Associates V, is Chairman of Holding, RIC Holding and Riverwood. Mr. Conway, who is a principal of CD&R, a director of Associates II Inc. and a limited partner of Associates V, is a director of Holding, RIC Holding and Riverwood. Mr. Hendrix, who is a principal of CD&R and a limited partner of Associates V, is a director of Holding, RIC Holding and Riverwood. Mr. Howe, who was until recently a principal of CD&R and continues to be a limited partner of Associates V, is a director of Holding, RIC Holding and Riverwood. See "Item 10. Directors & Executive Officers of the Registrant -- Directors & Executive Officers." CD&R Fund V purchased $225 million of equity of Holding in connection with the Merger.

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

     In April 1996, CD&R began to receive monthly payments of an aggregate annual fee of $375,000 for providing management and financial consulting services to the Company and reimbursement of out-of-pocket expenses it incurred during the nine months ended December 31, 1996. Pursuant to a consulting agreement dated as of March 27, 1996, so long as CD&R Fund V has an investment in the Company, CD&R will continue to receive an annual fee (and reimbursement of out-of-pocket expenses) for providing such management and financial consulting services to the Company. The indentures relating to the Notes allow the payment to CD&R of annual fees for management and financial consulting services of up to $1 million, although there is no current intention to increase the amount of the annual fee to be received by CD&R above $500,000. During the year ended December 31, 1998, the Company paid CD&R annual fees in the amount of $470,000 for providing such management and financial consulting services.

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

     On June 4, 1996, certain members of management and key employees of the Company purchased shares of Holding Common Stock, at a purchase price of $100.00 per share, pursuant to the Equity Incentive Plan. Under certain circumstances, such stockholders can require the Company to purchase their shares of Holding Common Stock. Such management stock purchases included purchases of 5,000 and 3,000 shares of Holding

Common Stock by Messrs. Hart and Burg, respectively. The Company guaranteed certain loans for $150,000 extended to Mr. Burg.

     During 1998, the Company repurchased 10,500 shares of Holding Common Stock from management investors for $85 per share. During 1999, the Company expects to repurchase up to an additional approximately 12,200 shares of management investor stock, including 5,000 shares held by Mr. Hart, at a purchase price of $100 per share as a result of death, resignation or other termination of employment during 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

     a. Financial statements, financial statement schedule and exhibits filed as part of this report:

     1a. Consolidated financial statements of Riverwood Holding, Inc. and subsidiaries as of December 31, 1998 and 1997 and for each of the two years ended December 31, 1998 and 1997, the nine months ended December 31, 1996 and the three months ended March 27, 1996 (Predecessor) and reports of Independent Accountants.

     1b. Consolidated financial statements of IGARAS PAPEIS E EMBALAGENS S.A. and subsidiary as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1997, and report of Independent Accountants.

     2. Schedule II -- Valuation and Qualifying Accounts.

          All other schedules are omitted as the information required is either included elsewhere in the consolidated financial statements herein or is not applicable.

     b. Reports on Form 8-K: None.

     c. Exhibit Index to Annual Report on Form 10-K for Year Ended December 31, 1998.

                      DESCRIPTION                        CROSS REFERENCE OR PAGE NUMBER
                      -----------                        ------------------------------
 2.1   Agreement and Plan of Merger, dated as of   Filed as Exhibit 2.1 to the Registration
       October 25, 1995, among RIC, RIC Holding,   Statement on Form S-1 (Registration No.
       Inc. and CDRO Acquisition Corporation       33-80475) of New River Holding, Inc.
                                                   (renamed Riverwood Holding, Inc.) under
                                                   the Securities Act of 1933, as amended,
                                                   and incorporated herein by reference.
 2.2   Voting and Indemnification Agreement,       Filed as Exhibit 2.2 to the Registration
       dated as of October 25, 1995, among RIC,    Statement on Form S-1 (Registration No.
       Manville, RIC Holding, Inc. and CDRO        33-80475) of New River Holding, Inc.
       Acquisition Corporation                     (renamed Riverwood Holding, Inc.) under
                                                   the Securities Act of 1933, as amended,
                                                   and incorporated herein by reference.
 2.3   Tax Matters Agreement, dated as of October  Filed as Exhibit 10.3 to the Registration
       25, 1995, among Manville, RIC, RIC          Statement on Form S-1 (Registration No.
       Holding, Inc. and CDRO Acquisition          33-80475) of New River Holding, Inc.
       Corporation.                                (renamed Riverwood Holding, Inc.) under
                                                   the Securities Act of 1933, as amended,
                                                   and incorporated herein by reference.
 2.4   Asset Purchase Agreement, dated as of       Filed as Exhibit 2 to the Registrant's
       August 6, 1996, among Plum Creek Timber     Current Report on Form 8-K filed August
       Company, L.P., Riverwood International      22, 1996 and Exhibit 2a to the
       Corporation and New River Timber, LLC.      Registrant's Current Report on Form 8-K
                                                   filed October 21, 1996 (Commission File
                                                   No. 1-11113), and incorporated herein by
                                                   reference.
 2.5   Amendment to Asset Purchase Agreement,      Filed as Exhibit 2b to the Registrant's
       dated as of October 16, 1996, among Plum    Current Report on Form 8-K filed October
       Creek Timber Company, L.P., Riverwood       21, 1996 (Commission File No. 1-11113),
       International Corporation and New River     and incorporated herein by reference.
       Timber, LLC.

                      DESCRIPTION                        CROSS REFERENCE OR PAGE NUMBER
                      -----------                        ------------------------------
 2.6   Wood Products Supply Agreement, dated as    Filed as Exhibit 2c to the Registrant's
       of October 18, 1996, between Plum Creek     Current Report on Form 8-K filed October
       Timber Company, L.P. and Riverwood          21, 1996 (Commission File No. 1-11113),
       International Corporation.                  and incorporated herein by reference.
 3.1   Certificate of Incorporation of Riverwood   Filed as Exhibit 3.3 to the Registration
       Holding, Inc. (formerly known as New River  Statement on Form S-1 (Registration No.
       Holding, Inc.), dated December 7, 1995.     33-80475) of New River Holding, Inc.
                                                   (renamed Riverwood Holding, Inc.) under
                                                   the Securities Act of 1933, as amended,
                                                   and incorporated herein by reference.
 3.2   Certificate of Amendment of Certificate of  Filed as Exhibit 3.2 to the Registrant's
       Incorporation of Riverwood Holding, Inc.,   Annual Report on Form 10-K filed March 27,
       dated March 27, 1996.                       1997 (Commission File No. 1-11113), and
                                                   incorporated herein by reference.
 3.3   Restated By-Laws of Riverwood Holding,      Filed as Exhibit 3.1 to the Registrant's
       Inc., as amended effective October 8,       Quarterly Report on Form 10-Q filed
       1996.                                       November 8, 1996 (Commission File No.
                                                   1-11113), and incorporated herein by
                                                   reference.
 4.1   Senior Secured Credit Agreement, dated      Filed as Exhibit 10.1 to RIC Holding,
       March 27, 1996, among RIC Holding, Inc.,    Inc.'s Annual Report on Form 10-K filed
       the other borrowers thereto, Chemical       April 16, 1996 (Commission File No.
       Bank, as administrative agent, and the      1-11113), and incorporated herein by
       lenders party thereto.                      reference.
 4.2   Machinery Credit Agreement, dated March     Filed as Exhibit 10.1 to RIC Holding,
       27, 1996, among Riverwood International     Inc.'s Annual Report on Form 10-K filed
       Machinery, Inc., the other borrowers        April 16, 1996 (Commission File No.
       thereto, Chemical Bank, as administrative   1-11113), and incorporated herein by
       agent, and the lenders party thereto.       reference.
 4.3   Amendment No. 1, dated as of September 13,  Filed as Exhibit 4a to the Registrant's
       1996, to the Credit Agreement, dated as of  Current Report on Form 8-K filed October
       March 27, 1996, among Riverwood             21, 1996 (Commission File No. 1-11113),
       International Corporation, the lenders      and incorporated herein by reference.
       party thereto, and The Chase Manhattan
       Bank (formerly known as Chemical Bank), as
       administrative agent.
 4.4   Amendment No. 2, dated as of September 17,  Filed as Exhibit 4b to the Registrant's
       1996, to the Credit Agreement, dated as of  Current Report on Form 8-K filed October
       March 27, 1996, among Riverwood             21, 1996 (Commission File No. 1-11113),
       International Corporation, the lenders      and incorporated herein by reference.
       party thereto, and The Chase Manhattan
       Bank (formerly known as Chemical Bank), as
       administrative agent.

                      DESCRIPTION                        CROSS REFERENCE OR PAGE NUMBER
                      -----------                        ------------------------------
 4.5   Amendment No. 3, dated as of November 4,    Filed as Exhibit 4.5 to the Registrant's
       1996, to the Credit Agreement, dated as of  Annual Report on Form 10-K filed March 27,
       March 27, 1996, among Riverwood             1997 (Commission File No. 1-11113), and
       International Corporation, the lenders      incorporated herein by reference.
       party thereto, and The Chase Manhattan
       Bank (formerly known as Chemical Bank), as
       administrative agent.
 4.6   Amendment No. 4, dated as of July 15,       Filed as Exhibit 4.8 to the Registration
       1997, to the Credit Agreement, dated as of  Statement on Form S-4 (Registration No.
       March 27, 1996, among Riverwood             333-33499) of Riverwood International
       International Corporation, the lenders      Corporation, Riverwood Holding, Inc. and
       party thereto, and The Chase Manhattan      RIC Holding, Inc. under the Securities Act
       Bank (formerly known as Chemical Bank), as  of 1933, as amended, and incorporated
       administrative agent.                       herein by reference.
 4.7   Indenture, dated March 27, 1996, among RIC  Filed as Exhibit 4.6 to RIC Holding,
       Holding, Inc., Riverwood Holding, Inc.,     Inc.'s Annual Report on Form 10-K filed
       CDRO Acquisition Corporation and Fleet      April 16, 1996 (Commission File No.
       National Bank of Connecticut, as trustee,   1-11113), and incorporated herein by
       relating to the 10 1/4% Senior Notes due    reference.
       2006 of Riverwood International
       Corporation, together with the First
       Supplemental Indenture and the Second
       Supplemental Indenture thereto.
 4.8   Indenture, dated March 27, 1996, among RIC  Filed as Exhibit 4.7 to RIC Holding,
       Holding, Inc., Riverwood Holding, Inc.,     Inc.'s Annual Report on Form 10-K filed
       CDRO Acquisition Corporation and Fleet      April 16, 1996 (Commission File No.
       National Bank of Massachusetts, as          1-11113), and incorporated herein by
       trustee, relating to the 10 7/8% Senior     reference.
       Subordinated Notes due 2008 of Riverwood
       International Corporation, together with
       the First Supplemental Indenture and the
       Second Supplemental Indenture thereto.
 4.9   Indenture, dated as of July 28, 1997,       Filed as Exhibit 4.1 to the Registration
       among Riverwood International Corporation,  Statement on Form S-4 (Registration No.
       RIC Holding, Inc., Riverwood Holding, Inc.  333-33499) of Riverwood International
       and State Street Bank & Trust Company, as   Corporation, Riverwood Holding, Inc. and
       trustee, relating to the 10 5/8% Senior     RIC Holding, Inc. under the Securities Act
       Notes due 2007 of Riverwood International   of 1933, as amended, and incorporated
       Corporation.                                herein by reference.
10.1   Form of Investor Stock Subscription         Filed as Exhibit 10.6 to Registration
       Agreement between Riverwood Holding, Inc.   Statement on Form S-1 (Registration No.
       (formerly named New River Holding, Inc.)    33-80475) of New River Holding, Inc.
       and each of the investors named on the      (renamed Riverwood Holding, Inc.) under
       schedule thereto.                           the Securities Act of 1933, as amended,
                                                   and incorporated herein by reference.
10.2   Form of Management Stock Subscription       Filed as Exhibit 10.4 to Registration
       Agreement between New River Holding, Inc.   Statement on Form S-1 (Registration No.
       (renamed Riverwood Holding, Inc.) and the   33-80475) of New River Holding, Inc.
       purchasers named therein.                   (renamed Riverwood Holding, Inc.) under
                                                   the Securities Act of 1933, as amended,
                                                   and incorporated herein by reference.

                      DESCRIPTION                        CROSS REFERENCE OR PAGE NUMBER
                      -----------                        ------------------------------
10.3   Form of Management Stock Option Agreement   Filed as Exhibit 10.5 to Registration
       between New River Holding, Inc. (renamed    Statement on Form S-1 (Registration No.
       Riverwood Holding, Inc.) and the grantees   33-80475) of New River Holding, Inc.
       named therein.                              (renamed Riverwood Holding, Inc.) under
                                                   the Securities Act of 1933, as amended,
                                                   and incorporated herein by reference.
10.4   Form of Registration and Participation      Filed as Exhibit 10.7 to Registration
       Agreement among New River Holding, Inc.     Statement on Form S-1 (Registration No.
       (renamed Riverwood Holding, Inc.) and       33-80475) of New River Holding, Inc.
       certain stockholders of New River Holding,  (renamed Riverwood Holding, Inc.) under
       Inc.                                        the Securities Act of 1933, as amended,
                                                   and incorporated herein by reference.
10.5   Form of New River Holding, Inc. Stock       Filed as Exhibit 10.10 to Registration
       Incentive Plan.                             Statement on Form S-1 (Registration No.
                                                   33-80475) of New River Holding, Inc.
                                                   (renamed Riverwood Holding, Inc.) under
                                                   the Securities Act of 1933, as amended,
                                                   and incorporated herein by reference.
10.6   Form of Stockholders Agreement among New    Filed as Exhibit 10.11 to Registration
       River Holding, Inc. (renamed Riverwood      Statement on Form S-1 (Registration No.
       Holding, Inc.) and the stockholders of New  33-80475) of New River Holding, Inc.
       River Holding, Inc. named therein.          (renamed Riverwood Holding, Inc.) under
                                                   the Securities Act of 1933, as amended,
                                                   and incorporated herein by reference.
10.7   Form of Indemnification Agreement among     Filed as Exhibit 10.8 to the Registration
       Riverwood Holding, Inc., RIC Holding,       Statement on Form S-1 (Registration No.
       Inc., RIC Holding, Inc., Riverwood          33-80475) of New River Holding, Inc.
       International Corporation, Clayton,         (renamed Riverwood Holding, Inc.) under
       Dubilier & Rice, Inc. and Clayton,          the Securities Act of 1933, as amended,
       Dubilier & Rice Fund V Limited              and incorporated herein by reference.
       Partnership.
10.8   Form of Amended and Restated Employment     Filed as Exhibit 10.9 to the Registration
       Agreements among Riverwood International    Statement on Form S-1 (Registration No.
       Corporation, Riverwood Holding, Inc. and    33-80475) of New River Holding, Inc.
       each of Robert C. Hart and Robert H. Burg.  (renamed Riverwood Holding, Inc.) under the Securities Act of 1933, as amended,
                                                   and incorporated herein by reference.
10.9   Form of Consulting Agreement among          Filed as Exhibit 10.12 to the Registration
       Riverwood Holding, Inc., RIC Holding,       Statement on Form S-1 (Registration No.
       Inc., the corporation formerly known as     33-80475) of New River Holding, Inc.
       Riverwood International Corporation,        (renamed Riverwood Holding, Inc.) under
       Riverwood International Corporation and     the Securities Act of 1933, as amended,
       Clayton, Dubilier & Rice, Inc.              and incorporated herein by reference.
10.10  Loanout Agreement, dated as of October 8,   Filed as Exhibit 10.11 to the Registrant's
       1996, among Riverwood Holding Inc., RIC     Annual Report on Form 10-K filed March 27,
       Holding, Inc., Riverwood International      1997 (Commission File No. 1-11113), and
       Corporation and Clayton, Dubilier & Rice,   incorporated herein by reference.
       Inc.

                      DESCRIPTION                        CROSS REFERENCE OR PAGE NUMBER
                      -----------                        ------------------------------
10.11  Employment Agreement, dated as of March     Filed as Exhibit 10.1 to the Registrant's
       31, 1997, among Riverwood International     Quarterly Report on Form 10-Q filed May 9,
       Corporation, Riverwood Holding, Inc. and    1997 (Commission File No. 1-11113), and
       Stephen Humphrey.                           incorporated herein by reference.
10.12  Management Stock Option Agreement, dated    Filed as Exhibit 10.2 to the Registrant's
       as of March 31, 1997, between Riverwood     Quarterly Report on Form 10-Q filed May 9,
       Holding, Inc. and Stephen Humphrey.         1997 (Commission File No. 1-1113), and
                                                   incorporated herein by reference.
10.13  Employment Agreement, dated as of July 14,  Filed as an exhibit hereto.
       1997, among Riverwood International
       Corporation, Riverwood Holding, Inc. and
       Thomas M. Gannon.
10.14  Management Stock Option Agreement, dated    Filed as an exhibit hereto.
       as of August 19, 1998, between Riverwood
       Holding, Inc. and Thomas M. Gannon.
21     List of subsidiaries                        Filed as an exhibit hereto.
27     Financial Data Schedule.                    Filed as an exhibit hereto.
99     Reconciliation of Income (Loss) from        Filed as an exhibit hereto.
       Operations to EBITDA.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 5th day of March, 1999.

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

                    SIGNATURES                                     TITLE                     DATE
                    ----------                                     -----                --------------

                /s/ B. CHARLES AMES                  Chairman of the Board               March 5, 1999
---------------------------------------------------
                  B. Charles Ames

              /s/ STEPHEN M. HUMPHREY                President and Chief Executive       March 5, 1999
---------------------------------------------------    Officer
                Stephen M. Humphrey                    (Principal Executive Officer)

               /s/ THOMAS M. GANNON                  Executive Vice President,           March 5, 1999
---------------------------------------------------    Commercial Operations
                 Thomas M. Gannon

               /s/ DANIEL J. BLOUNT                  Vice President and Chief            March 5, 1999
---------------------------------------------------    Financial Officer (Principal
                 Daniel J. Blount                      Financial and Accounting
                                                       Officer)

                /s/ ROBERT H. BURG                   Senior Vice President, Human        March 5, 1999
---------------------------------------------------    Resources
                  Robert H. Burg

               /s/ STEVEN D. SAUCIER                 Senior Vice President, Paperboard   March 5, 1999
---------------------------------------------------    Operations
                 Steven D. Saucier

                /s/ KEVIN J. CONWAY                  Director                            March 5, 1999
---------------------------------------------------
                  Kevin J. Conway

             /s/ LEON J. HENDRIX, JR.                Director                            March 5, 1999
---------------------------------------------------
               Leon J. Hendrix, Jr.

                /s/ HUBBARD C. HOWE                  Director                            March 5, 1999
---------------------------------------------------
                  Hubbard C. Howe

                    SIGNATURES                                     TITLE                     DATE
                    ----------                                     -----                --------------
               /s/ ALBERTO CRIBIORE                  Director                            March 5, 1999
---------------------------------------------------
                 Alberto Cribiore

               /s/ BRIAN J. RICHMAND                 Director                            March 5, 1999
---------------------------------------------------
                 Brian J. Richmand

                /s/ G. ANDREA BOTTA                  Director                            March 5, 1999
---------------------------------------------------
                  G. Andrea Botta

               /s/ JOSEPH E. PARZICK                 Director                            March 5, 1999
---------------------------------------------------
                 Joseph E. Parzick

              /s/ LAWRENCE C. TUCKER                 Director                            March 5, 1999
---------------------------------------------------
                Lawrence C. Tucker

               /s/ SAMUEL M. MENCOFF                 Director                            March 5, 1999
---------------------------------------------------
                 Samuel M. Mencoff

                            RIVERWOOD HOLDING, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                           (IN THOUSANDS OF DOLLARS)

                                                                  ADDITIONS
                                                            ---------------------
                                                 BALANCE    CHARGED TO   CHARGED                  BALANCE
                                                BEGINNING   COSTS AND    TO OTHER   DEDUCTIONS    AT END
               (CLASSIFICATION)                 OF PERIOD    EXPENSES    ACCOUNTS      (A)       OF PERIOD
               ----------------                 ---------   ----------   --------   ----------   ---------
COMPANY:
Year ended December 31, 1998:
----------------------------------------------
Allowances Reducing the Assets in the Balance
  Sheet:
  Doubtful accounts receivable................   $   560     $ 1,665     $   120     $  (213)    $  2,132
  Deferred tax assets.........................    96,232      79,380          --          --      175,612
                                                 -------     -------     -------     -------     --------
          Total...............................   $96,792     $81,045     $   120     $  (213)    $177,744
                                                 =======     =======     =======     =======     ========
Year ended December 31, 1997:
----------------------------------------------
Allowances Reducing the Assets in the Balance
  Sheet:
  Doubtful accounts receivable................   $   829     $   449     $    --     $  (718)    $    560
  Deferred tax assets.........................    92,019       4,213          --          --       96,232
                                                 -------     -------     -------     -------     --------
          Total...............................   $92,848     $ 4,662     $    --     $  (718)    $ 96,792
                                                 =======     =======     =======     =======     ========
Nine Months ended December 31, 1996:
----------------------------------------------
Allowances Reducing the Assets in the Balance
  Sheet:
  Doubtful accounts receivable................   $    --     $   952     $    --     $  (123)    $    829
  Deferred tax assets.........................    33,263      58,756          --          --       92,019
                                                 -------     -------     -------     -------     --------
          Total...............................   $33,263     $59,708     $    --     $  (123)    $ 92,848
                                                 =======     =======     =======     =======     ========
----------------------------------------------------------------------------------------------------------
PREDECESSOR:
Three Months ended March 27, 1996:
----------------------------------------------
Allowances Reducing the Assets in the Balance
  Sheet:
  Doubtful accounts receivable................   $ 1,476     $   197     $    --     $   (82)    $  1,591
  Deferred tax assets.........................     1,875          --          --      (1,000)         875
                                                 -------     -------     -------     -------     --------
          Total...............................   $ 3,351     $   197     $    --     $(1,082)    $  2,466
                                                 =======     =======     =======     =======     ========

---------------

NOTE:

(a) The reductions in the allowance for doubtful accounts receivable relate principally to charges for which reserves were provided, net of recoveries. The reduction in the valuation allowance in the three-month period ended March 27, 1996, for deferred tax assets represents the reversal of a valuation allowance on certain international deferred tax net operating loss carryforward assets for which realization became more likely than not during 1995.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE SECURITIES EXCHANGE ACT OF 1934.

     The Company did not send an annual report or proxy materials to security holders during the year ended December 31, 1998.

                                 EXHIBIT INDEX

EXHIBIT                    EXHIBIT                                CROSS REFERENCE OR
NUMBER                   DESCRIPTION                                 PAGE NUMBER
-------                  -----------                              ------------------
   2.1     Agreement and Plan of Merger, dated as      Filed as Exhibit 2.1 to the Registration
           of October 25, 1995, among RIC, RIC         Statement on Form S-1 (Registration No.
           Holding, Inc. and CDRO Acquisition          33-80475) of New River Holding, Inc.
           Corporation.                                (renamed Riverwood Holding, Inc.) under
                                                       the Securities Act of 1933, as amended,
                                                       and incorporated herein by reference.
   2.2     Voting and Indemnification Agreement,       Filed as Exhibit 2.2 to the Registration
           dated as of October 25, 1995, among RIC,    Statement on Form S-1 (Registration No.
           Manville, RIC Holding, Inc. and CDRO        33-80475) of New River Holding, Inc.
           Acquisition Corporation.                    (renamed Riverwood Holding, Inc.) under
                                                       the Securities Act of 1933, as amended,
                                                       and incorporated herein by reference.
   2.3     Tax Matters Agreement, dated as of          Filed as Exhibit 10.3 to the
           October 25, 1995, among Manville, RIC,      Registration Statement on Form S-1
           RIC Holding, Inc. and CDRO Acquisition      (Registration No. 33-80475) of New River
           Corporation.                                Holding, Inc. (renamed Riverwood
                                                       Holding, Inc.) under the Securities Act
                                                       of 1933, as amended, and incorporated
                                                       herein by reference.
   2.4     Asset Purchase Agreement, dated as of       Filed as Exhibit 2 to the Registrant's
           August 6, 1996, among Plum Creek Timber     Current Report on Form 8-K filed August
           Company, L.P., Riverwood International      22, 1996 and Exhibit 2a to the
           Corporation and New River Timber, LLC.      Registrant's Current Report on Form 8-K
                                                       filed October 21, 1996 (Commission File
                                                       No. 1-11113), and incorporated herein by
                                                       reference.
   2.5     Amendment to Asset Purchase Agreement,      Filed as Exhibit 2b to the Registrant's
           dated as of October 16, 1996, among Plum    Current Report on Form 8-K filed October
           Creek Timber Company, L.P., Riverwood       21, 1996 (Commission File No. 1-11113),
           International Corporation and New River     and incorporated herein by reference.
           Timber, LLC.
   2.6     Wood Products Supply Agreement, dated as    Filed as Exhibit 2c to the Registrant's
           of October 18, 1996, between Plum Creek     Current Report on Form 8-K filed October
           Timber Company, L.P. and Riverwood          21, 1996 (Commission File No. 1-11113),
           International Corporation, including a      and incorporated herein by reference.
           list of omitted annexes and an
           undertaking of the registrant to furnish
           supplementally a copy of any such
           omitted annex to the Securities and
           Exchange Commission upon request.
   3.1     Certificate of Incorporation of             Filed as Exhibit 3.3 to the Registration
           Riverwood Holding, Inc. (formerly known     Statement on Form S-1 (Registration No.
           as New River Holding, Inc.), dated          33-80475) of New River Holding, Inc.
           December 7, 1995.                           (renamed Riverwood Holding, Inc.) under
                                                       the Securities Act of 1933, as amended,
                                                       and incorporated herein by reference.
   3.2     Certificate of Amendment of Certificate     Filed as Exhibit 3.2 to the Registrant's
           of Incorporation of Holding, dated March    Annual Report on Form 10-K filed March
           27, 1996.                                   27, 1997 (Commission File No. 1-11113),
                                                       and incorporated herein by reference.

EXHIBIT                    EXHIBIT                                CROSS REFERENCE OR
NUMBER                   DESCRIPTION                                 PAGE NUMBER
-------                  -----------                              ------------------
   3.3     Restated By-Laws of Riverwood Holding,      Filed as Exhibit 3.1 to the Registrant's
           Inc., as amended effective October 8,       Quarterly Report on Form 10-Q filed
           1996.                                       November 8, 1996 (Commission File No.
                                                       1-11113), and incorporated herein by
                                                       reference.
   4.1     Senior Secured Credit Agreement, dated      Filed as Exhibit 10.1 to RIC Holding,
           March 27, 1996, among RIC Holding, Inc.,    Inc.'s Annual Report on Form 10-K filed
           the other borrowers thereto, Chemical       April 16, 1996 (Commission File No.
           Bank, as administrative agent, and the      1-11113), and incorporated herein by
           lenders party thereto.                      reference.
   4.2     Machinery Credit Agreement, dated March     Filed as Exhibit 10.1 to RIC Holding,
           27, 1996, among Riverwood International     Inc.'s Annual Report on Form 10-K filed
           Machinery, Inc., the other borrowers        April 16, 1996 (Commission File No.
           thereto, Chemical Bank, as                  1-11113), and incorporated herein by
           administrative agent, and the lenders       reference.
           party thereto.
   4.3     Amendment No. 1, dated as of September      Filed as Exhibit 4a to the Registrant's
           13, 1996, to the Credit Agreement, dated    Current Report on Form 8-K filed October
           as of March 27, 1996, among Riverwood       21, 1996 (Commission File No. 1-11113),
           International Corporation, the lenders      and incorporated herein by reference.
           party thereto, and The Chase Manhattan
           Bank (formerly known as Chemical Bank),
           as administrative agent.
   4.4     Amendment No. 2, dated as of September      Filed as Exhibit 4b to the Registrant's
           17, 1996, to the Credit Agreement, dated    Current Report on Form 8-K filed October
           as of March 27, 1996, among Riverwood       21, 1996 (Commission File No. 1-11113),
           International Corporation, the lenders      and incorporated herein by reference.
           party thereto, and The Chase Manhattan
           Bank (formerly known as Chemical Bank),
           as administrative agent.
   4.5     Amendment No. 3, dated as of November 4,    Filed as Exhibit 4.5 to the Registrant's
           1996, to the Credit Agreement, dated as     Annual Report on Form 10-K filed March
           of March 27, 1996, among Riverwood          27, 1997 (Commission File No. 1-11113),
           International Corporation, the lenders      and incorporated herein by reference.
           party thereto, and The Chase Manhattan
           Bank (formerly known as Chemical Bank),
           as administrative agent.
   4.6     Amendment No. 4, dated as of July 15,       Filed as Exhibit 4.8 to the Registration
           1997, to the Credit Agreement, dated as     Statement on Form S-4 (Registration No.
           of March 27, 1996, among Riverwood          333-33499) of Riverwood International
           International Corporation, the lenders      Corporation, Riverwood Holding, Inc. and
           party thereto, and The Chase Manhattan      RIC Holding, Inc. under the Securities
           Bank (formerly known as Chemical Bank),     Act of 1933, as amended, and
           as administrative agent.                    incorporated herein by reference.

EXHIBIT                    EXHIBIT                                CROSS REFERENCE OR
NUMBER                   DESCRIPTION                                 PAGE NUMBER
-------                  -----------                              ------------------
   4.7     Indenture, dated March 27, 1996, among      Filed as Exhibit 4.6 to RIC Holding,
           RIC Holding, Inc., Riverwood Holding,       Inc.'s Annual Report on Form 10-K filed
           Inc., CDRO Acquisition Corporation and      April 16, 1996 (Commission File No.
           Fleet National Bank of Connecticut, as      1-11113), and incorporated herein by
           trustee, relating to the 10 1/4% Senior     reference.
           Notes due 2006 of Riverwood
           International Corporation, together with
           the First Supplemental Indenture and the
           Second Supplemental Indenture thereto.
   4.8     Indenture, dated March 27, 1996, among      Filed as Exhibit 4.7 to RIC Holding,
           RIC Holding, Inc., Riverwood Holding,       Inc.'s Annual Report on Form 10-K filed
           Inc., CDRO Acquisition Corporation and      April 16, 1996 (Commission File No.
           Fleet National Bank of Massachusetts, as    1-11113), and incorporated herein by
           trustee, relating to the 10 7/8% Senior     reference.
           Subordinated Notes due 2008 of Riverwood
           International Corporation, together with
           the First Supplemental Indenture and the
           Second Supplemental Indenture thereto.
   4.9     Indenture, dated as of July 28, 1997,       Filed as Exhibit 4.1 to the Registration
           among Riverwood International               Statement on Form S-4 (Registration No.
           Corporation, RIC Holding, Inc.,             333-33499) of Riverwood International
           Riverwood Holding, Inc. and State Street    Corporation, Riverwood Holding, Inc. and
           Bank & Trust Company, as trustee,           RIC Holding, Inc. under the Securities
           relating to the 10 5/8% Senior Notes due    Act of 1933, as amended, and
           2007 of Riverwood International             incorporated herein by reference.
           Corporation.
  10.1     Form of Investor Stock Subscription         Filed as Exhibit 10.6 to Registration
           Agreement between New River Holding,        Statement on Form S-1 (Registration No.
           Inc. (renamed Riverwood Holding, Inc.)      33-80475) of New River Holding, Inc.
           and each of the investors named on the      (renamed Riverwood Holding, Inc.) under
           schedule thereto.                           the Securities Act of 1933, as amended,
                                                       and incorporated herein by reference.
  10.2     Form of Management Stock Subscription       Filed as Exhibit 10.4 to Registration
           Agreement between New River Holding,        Statement on Form S-1 (Registration No.
           Inc. (renamed Riverwood Holding, Inc.)      33-80475) of New River Holding, Inc.
           and the purchasers named therein.           (renamed Riverwood Holding, Inc.) under
                                                       the Securities Act of 1933, as amended,
                                                       and incorporated herein by reference.
  10.3     Form of Management Stock Option             Filed as Exhibit 10.5 to Registration
           Agreement between New River Holding,        Statement on Form S-1 (Registration No.
           Inc. (renamed Riverwood Holding, Inc.)      33-80475) of New River Holding, Inc.
           and the grantees named therein.             (renamed Riverwood Holding, Inc.) under
                                                       the Securities Act of 1933, as amended,
                                                       and incorporated herein by reference.
  10.4     Form of Registration and Participation      Filed as Exhibit 10.7 to Registration
           Agreement among New River Holding, Inc.     Statement on Form S-1 (Registration No.
           (renamed Riverwood Holding, Inc.) and       33-80475) of New River Holding, Inc.
           certain stockholders of New River           (renamed Riverwood Holding, Inc.) under
           Holding, Inc.                               the Securities Act of 1933, as amended,
                                                       and incorporated herein by reference.

EXHIBIT                    EXHIBIT                                CROSS REFERENCE OR
NUMBER                   DESCRIPTION                                 PAGE NUMBER
-------                  -----------                              ------------------
  10.5     Form of New River Holding, Inc. Stock       Filed as Exhibit 10.10 to Registration
           Incentive Plan.                             Statement on Form S-1 (Registration No.
                                                       33-80475) of New River Holding, Inc.
                                                       (renamed Riverwood Holding, Inc.) under
                                                       the Securities Act of 1933, as amended,
                                                       and incorporated herein by reference.
  10.6     Form of Stockholders Agreement among New    Filed as Exhibit 10.11 to Registration
           River Holding, Inc. (renamed Riverwood      Statement on Form S-1 (Registration No.
           Holding, Inc.) and the stockholders of      33-80475) of New River Holding, Inc.
           New River Holding, Inc. named therein.      (renamed Riverwood Holding, Inc.) under
                                                       the Securities Act of 1933, as amended,
                                                       and incorporated herein by reference.
  10.7     Form of Indemnification Agreement among     Filed as Exhibit 10.8 to the
           Riverwood Holding, Inc., RIC Holding,       Registration Statement on Form S-1
           Inc., Riverwood International               (Registration No. 33-80475) of New River
           Corporation, Clayton, Dubilier & Rice,      Holding, Inc. (renamed Riverwood
           Inc. and Clayton, Dubilier & Rice Fund V    Holding, Inc.) under the Securities Act
           Limited Partnership.                        of 1933, as amended, and incorporated
                                                       herein by reference.
  10.8     Form of Amended and Restated Employment     Filed as Exhibit 10.9 to the
           Agreements among Riverwood International    Registration Statement on Form S-1
           Corporation, Riverwood Holding, Inc. and    (Registration No. 33-80475) of New River
           each of Robert C. Hart and Robert H.        Holding, Inc. (renamed Riverwood
           Burg.                                       Holding, Inc.) under the Securities Act
                                                       of 1933, as amended, and incorporated
                                                       herein by reference.
  10.9     Form of Consulting Agreement among          Filed as Exhibit 10.12 to the
           Riverwood Holding, Inc., RIC Holding,       Registration Statement on Form S-1
           Inc., the corporation formerly known as     (Registration No. 33-80475) of New River
           Riverwood International Corporation,        Holding, Inc. (renamed Riverwood
           Riverwood International Corporation and     Holding, Inc.) under the Securities Act
           Clayton, Dubilier & Rice, Inc.              of 1933, as amended, and incorporated
                                                       herein by reference.
  10.10    Loanout Agreement, dated as of October      Filed as Exhibit 10.11 to the
           8, 1996, among Riverwood Holding Inc.,      Registrant's Annual Report on Form 10-K
           RIC Holding, Inc., Riverwood                filed March 27, 1997 (Commission File
           International Corporation and Clayton,      No. 1-11113), and incorporated herein by
           Dubilier & Rice, Inc.                       reference.
  10.11    Employment Agreement, dated as of March     Filed as Exhibit 10.1 to the
           31, 1997, among Riverwood International     Registrant's Quarterly Report on Form
           Corporation, Riverwood Holding, Inc. and    10-Q filed May 9, 1997 (Commission File
           Stephen Humphrey.                           No. 1-11113), and incorporated herein by
                                                       reference.
  10.12    Management Stock Option Agreement, dated    Filed as Exhibit 10.2 to the
           as of March 31, 1997, between Riverwood     Registrant's Quarterly Report on Form
           Holding, Inc. and Stephen Humphrey.         10-Q filed May 9, 1997 (Commission File
                                                       No. 1-11113), and incorporated herein by
                                                       reference.
  10.13    Employment Agreement, dated as of July      Filed as an exhibit hereto.
           14, 1997, among Riverwood International
           Corporation, Riverwood Holding, Inc. and
           Thomas M. Gannon.

EXHIBIT                    EXHIBIT                                CROSS REFERENCE OR
NUMBER                   DESCRIPTION                                 PAGE NUMBER
-------                  -----------                              ------------------
  10.14    Management Stock Option Agreement, dated    Filed as an exhibit hereto.
           as of August 19, 1998, between Riverwood
           Holding, Inc. and Thomas M. Gannon.
  21       List of subsidiaries.                       Filed as an exhibit hereto.
  27       Financial Data Schedule.                    Filed as an exhibit hereto.
  99       Reconciliation of Income(Loss) from         Filed as an exhibit hereto.
           Operations to EBITDA.