Form 10-Q
period 1999-03-31
RIVERWOOD HOLDING INC
filed 1999-05-14
CIK 886239

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _______________

         Commission file number 1-11113

                             RIVERWOOD HOLDING, INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                                      58-2205241
-------------------------------                                    ------------------
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

Yes     X        No        .
    _______          ______

         At May 10, 1999 there were 7,041,230 shares and 500,000 shares of the registrant's Class A and Class B common stock, respectively, outstanding.

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

                             RIVERWOOD HOLDING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)

                                                                   MARCH 31,        DECEMBER 31,
                                                                      1999              1998
                                                                  -----------       -----------
ASSETS                                                             (unaudited)
Current Assets:
   Cash and equivalents                                           $    13,791       $    13,840
   Receivables, net of allowances                                     141,294           142,221
   Inventories                                                        177,005           167,388
   Prepaid expenses                                                     8,271             8,579
   Deferred tax assets                                                    293               298
                                                                  -----------       -----------
Total Current Assets                                                  340,654           332,326

Property, Plant and Equipment, net of accumulated
     depreciation of $337,399 in 1999 and $310,008 in 1998          1,478,012         1,495,490
Investments in Net Assets of Equity Affiliates                        141,641           143,611
Goodwill, net of accumulated amortization of $23,844 in 1999
     and $21,857 in 1998                                              294,078           296,065
Other Assets                                                          150,668           150,109
                                                                  -----------       -----------
Total Assets                                                      $ 2,405,053       $ 2,417,601
                                                                  ===========       ===========

LIABILITIES
Current Liabilities:
   Short-term debt                                                $    15,163       $    17,613
   Accounts payable and other accrued liabilities                     236,006           261,164
                                                                  -----------       -----------
Total Current Liabilities                                             251,169           278,777

Long-Term Debt, less current portion                                1,726,034         1,680,415
Other Noncurrent Liabilities                                          113,575           115,435
                                                                  -----------       -----------
Total Liabilities                                                   2,090,778         2,074,627
                                                                  -----------       -----------

Contingencies and Commitments (Note 5)

Redeemable Common Stock, at current redemption value                    4,673             6,205

SHAREHOLDERS' EQUITY
Nonredeemable Common Stock                                                 75                75
Capital in Excess of Par Value                                        750,365           750,100
(Accumulated Deficit)                                                (424,392)         (397,913)
Cumulative Currency Translation Adjustment                            (16,446)          (15,493)
                                                                  -----------       -----------
Total Shareholders' Equity                                            309,602           336,769
                                                                  -----------       -----------
Total Liabilities and Shareholders' Equity                        $ 2,405,053       $ 2,417,601
                                                                  ===========       ===========


See Notes to Condensed Consolidated Financial Statements.

                             RIVERWOOD HOLDING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                            (In thousands of dollars)
                                   (unaudited)

                                            THREE MONTHS ENDED         THREE MONTHS ENDED
                                               MARCH 31, 1999            MARCH 28, 1998
                                               --------------            --------------
Net Sales                                        $ 255,867                 $ 265,435
Cost of Sales                                      207,759                   227,962
Selling, General and Administrative                 27,887                    26,998
Research, Development and Engineering                1,086                     1,737
Other Expenses, net                                    264                     1,492
                                                 ---------                 ---------

Income from Operations                              18,871                     7,246
Interest Income                                        199                       467
Interest Expense                                    43,156                    43,999
                                                 ---------                 ---------

(Loss) before Income Taxes and Equity in
  Net (Loss) Earnings of Affiliates                (24,086)                  (36,286)
Income Tax Expense                                     409                       940
                                                 ---------                 ---------

(Loss) before Equity in Net (Loss) Earnings
  of Affiliates                                    (24,495)                  (37,226)
Equity in Net (Loss) Earnings of Affiliates         (1,984)                    2,681
                                                 ---------                 ---------

Net (Loss)                                       $ (26,479)                $ (34,545)
                                                 ---------                 ---------

Other comprehensive (Loss), net of tax:
  Foreign currency translation adjustments            (953)                   (4,064)
                                                 ---------                 ---------

Comprehensive (Loss)                             $ (27,432)                $ (38,609)
                                                 =========                 =========

See Notes to Condensed Consolidated Financial Statements.

                             RIVERWOOD HOLDING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                   (unaudited)

                                                                  THREE MONTHS ENDED    THREE MONTHS ENDED
                                                                    MARCH 31, 1999        MARCH 28, 1998
                                                                    --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)                                                            $(26,479)              $(34,545)
Noncash Items Included in Net (Loss):
   Depreciation and amortization                                        35,251                 35,186
   Deferred income taxes                                                  (328)                   (31)
   Pension, postemployment and postretirement benefits,
      net of benefits paid                                                 998                    857
   Net loss on disposal of assets                                          546                     --
   Equity in net (loss) earnings of affiliates, net of dividends         1,984                 (2,063)
   Amortization of deferred debt issuance costs                          2,544                  2,482
   Other, net                                                               43                    216
(Increase) Decrease in Current Assets:
   Receivables                                                            (111)                 1,637
   Inventories                                                         (12,393)                 1,553
   Prepaid expenses                                                        289                  3,418
(Decrease) Increase in Current Liabilities:
   Accounts payable and other accrued liabilities                      (24,264)                 5,868
(Decrease)  in Other Noncurrent Liabilities                             (1,418)                (1,412)
                                                                      --------               --------
Net Cash (Used in) Provided by Operating Activities                    (23,338)                13,166
                                                                      --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property, Plant and Equipment                             (13,330)                (7,938)
Proceeds from Sale of Assets                                                --                    906
(Increase) Decrease in Other Assets                                     (5,220)                 1,570
                                                                      --------               --------
Net Cash (Used in) Investing Activities                                (18,550)                (5,462)
                                                                      --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase in Notes Payable                                           45,900                  5,890
Repurchases of Redeemable Common Stock                                  (1,267)                  (893)
Payments on Debt                                                        (2,589)                (8,677)
                                                                      --------               --------
Net Cash Provided by (Used in) Financing Activities                     42,044                 (3,680)
                                                                      --------               --------
Effect of Exchange Rate Changes on Cash                                   (205)                  (151)
                                                                      --------               --------
Net (Decrease) Increase in Cash and Equivalents                            (49)                 3,873
Cash and Equivalents at Beginning of Period                             13,840                 15,751
                                                                      --------               --------
Cash and Equivalents at End of Period                                 $ 13,791               $ 19,624
                                                                      ========               ========

See Notes to Condensed Consolidated Financial Statements.

                             RIVERWOOD HOLDING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements of the Company included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. The Condensed Consolidated Balance Sheet as of December 31, 1998 was derived from audited financial statements.

Effective January 1, 1999, the Company changed its fiscal quarter end dates to correspond to the calendar quarter end dates. Previously, the Company's interim periods were based on a thirteen week per quarter cycle. This change did not materially impact the consistency of interim period reporting.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a summary of the Company's significant accounting policies, please refer to the Company's report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

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

NOTE 3 - INVENTORIES

The major classes of inventories were as follows:

(IN THOUSANDS OF DOLLARS)     MARCH 31, 1999      DECEMBER 31, 1998
                              --------------      -----------------
Finished goods                   $ 79,390              $ 72,120
Work in-process                     5,112                 7,157
Raw materials                      61,975                52,669
Supplies                           30,528                35,442
                                 --------              --------
Total                            $177,005              $167,388
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

The following represents the summarized income statement information for Igaras, of which the Company recognizes 50 percent in its results of operations:

                              THREE MONTHS ENDED     THREE MONTHS ENDED
                                   MARCH 31,              MARCH 28,
                                     1999                   1998
                                   ---------              ---------
(In thousands of dollars)
Net Sales                          $ 42,295               $ 65,978
Cost of Sales                        39,061                 49,292
                                   --------               --------

Gross Profit                       $  3,234               $ 16,686
                                   ========               ========

(Loss) Income from Operations      $ (1,348)              $ 10,847
                                   ========               ========

Net (Loss) Income                  $ (4,922)              $  4,843
                                   ========               ========

During the first quarter of 1998, the Company received dividends from Igaras totaling $0.6 million, net of taxes of $0.1 million.

On January 14, 1999, the Central Bank of Brazil changed the foreign exchange policy by eliminating the exchange rate band, which had been used as a means to control the fluctuation of the Real against the U.S. dollar. The exchange rate is now determined by market forces. As a consequence of such change, the Real suffered a significant devaluation related to the U.S. dollar during the beginning of 1999. At this time, it is not practicable to determine whether or at what level the exchange rate will stabilize as well as the effect of such exchange rate fluctuations on Igaras' long term operations or the Company's investment in the net assets of Igaras.

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

NOTE 6 - DISPOSITION OF BUSINESS

In connection with the global restructuring program initiated in the fourth quarter of 1998, the Company plans to reduce its European workforce by approximately 300 employees in 1999 and to implement other initiatives designed to improve productivity and profitability across the global organization. The cost of this program was approximately $25.6 million and is expected to be completed in 1999. At March 31, 1999, $19.8 million of this total was accrued in Accounts payable and other accrued liabilities on the Condensed Consolidated Balance Sheets. During the first quarter of 1999, $4.9 million was utilized and charged against the accrual and related primarily to severance costs.

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

In connection with the Merger, the Company decided to exit certain businesses and operating activities, including the sale or closure of the Company's last dedicated folding carton converting plant in the U.S., located in Kankakee, Illinois, a packaging machinery manufacturing plant in Marietta, Georgia, a beverage multiple packaging converting plant in Bakersfield, California and the trucking transportation operations in West Monroe, Louisiana, as well as the consolidation and realignment of certain operations in the U.S., Australia and Europe. The cost of exiting these businesses and operating activities was recorded as an adjustment to the market value of assets acquired in the Merger and totaled approximately $38.6 million and related to the severance of approximately 750 employees, relocation and other plant closure costs. During the first quarter of 1999, $0.3 million was utilized and charged against the accrual and primarily related to severance costs. At March 31, 1999, $4.5 million of this total was included in Accounts payable and other accrued liabilities in the Condensed Consolidated Balance Sheets and is expected to be paid out through 1999.

NOTE 7 - BUSINESS SEGMENT INFORMATION

Business segment information is as follows:

                                     Three Months ended       Three Months ended
                                         March 31,                 March 28,
(In thousands of dollars)                  1999                      1998
                                         ---------                 ---------
NET SALES:
Coated Board                             $234,532                  $241,889
Containerboard                             21,335                    23,546
                                         --------                  --------
                                         $255,867                  $265,435
                                         ========                  ========

INCOME (LOSS) FROM OPERATIONS:
Coated Board                             $ 29,769                  $ 16,572
Containerboard                             (7,448)                   (4,620)
Corporate                                  (3,450)                   (4,706)
                                         --------                  --------
                                         $ 18,871                  $  7,246
                                         ========                  ========

EBITDA:
Coated Board                             $ 59,793                  $ 48,011
Containerboard                             (2,430)                      455
Corporate                                  (1,674)                   (2,178)
                                         --------                  --------
                                         $ 55,689                  $ 46,288
                                         ========                  ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In connection with the Merger, the Company entered into a credit agreement (as amended, the "Senior Secured Credit Agreement") that currently provides for senior secured credit facilities (the "Senior Secured Credit Facilities") consisting of $639 million in outstanding term loans under a term loan facility (the "Term Loan Facility") and a $400 million revolving credit facility (the "Revolving Facility"). In addition, Riverwood International Machinery, Inc. ("RIMI"), a wholly-owned subsidiary of Riverwood, entered into a credit agreement (as amended, the "Machinery Credit Agreement", and together with the Senior Secured Credit Agreement, the "Credit Agreements") providing for a $140 million secured revolving credit facility (the "Machinery Facility," and together with the Senior Secured Credit Facilities, the "Facilities") for the purpose of financing or refinancing packaging machinery. In connection with the Merger, the Company also completed an offering of $250 million aggregate principal amount of 10 1/4% Senior Notes due 2006 (the "1996 Senior Notes") and $400 million aggregate principal amount of 10 7/8% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes" and together with the 1996 Senior Notes, the "1996 Notes"). On July 28, 1997, the Company completed an offering of $250 million principal amount of 10 5/8% Senior Notes due 2007 (the "Initial Notes"). The net proceeds of this offering were applied to prepay certain revolving credit borrowings under the Revolving Facility (without any commitment reduction) and to refinance certain Tranche A term loans and other borrowings under the Senior Secured Credit Agreement. A registration statement under the Securities Act of 1933, as amended, registering senior notes of the Company identical in all material respects to the Initial Notes (the "Exchange Notes") offered in exchange for the Initial Notes became effective October 1, 1997. On November 3, 1997, the Company completed its exchange offer of the Initial Notes for the Exchange Notes. The Initial Notes and the Exchange Notes are referred to herein as the 1997 Notes.

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

EBITDA is defined as consolidated net income (exclusive of non-cash charges resulting from purchase accounting during the periods subsequent to the Merger) before consolidated interest expense, consolidated income taxes, consolidated depreciation and amortization, and other non-cash charges deducted in determining consolidated net income, extraordinary items and the cumulative effect of accounting changes and earnings of, but including dividends from, non-controlled affiliates. EBITDA excludes equity earnings of Igaras from the Company's investment in Igaras but includes dividends actually received from Igaras. The Company believes that EBITDA provides useful information regarding the Company's debt service ability, but should not be considered in isolation or as a substitute for the Condensed Consolidated Statements of Operations or cash flow data.

                               THREE MONTHS ENDED    THREE MONTHS ENDED
                                   MARCH 31,              MARCH 28,
                                     1999                   1998
                                   ---------              ---------
(IN THOUSANDS OF DOLLARS)
-------------------------
EBITDA (Segment Data):
   Coated Board                    $ 59,793               $ 48,011
   Containerboard                    (2,430)                   455
   Corporate                         (1,674)                (2,178)
                                   --------               --------
EBITDA                             $ 55,689               $ 46,288
                                   ========               ========


BUSINESS TRENDS AND INITIATIVES

The Company's cash flow from operations and EBITDA are influenced by sales volume and selling prices for its products and raw material costs, and are affected by a number of significant business, economic and competitive factors. Many of these factors are not within the Company's control. Historically, in the Coated Board business segment, the Company has experienced stable pricing for its integrated beverage carton products, and moderate cyclical pricing for its folding cartonboard, which is principally sold in the open market. The Company's folding cartonboard sales are affected by competition from competitors' CUK Board and other substrates - solid bleached sulfate ("SBS"), recycled clay coated news ("CCN") and, internationally, WLC -- as well as by general market conditions. In the Containerboard business segment, conditions in the cyclical worldwide commodity paperboard markets have a substantial impact on the Company's Containerboard sales. During the first quarter of 1999, the Company announced a $50 per ton price increase for both linerboard and medium. The Company realized approximately $25 of this increase by the end of the quarter.

The Company is pursuing a number of long-term initiatives designed to improve productivity and profitability while continuing to implement its Coated Board business strategy. In June 1997, the Company completed the upgrade of the second Macon Mill paperboard machine to begin CUK Board production. During the first quarter of 1999, the Company produced approximately 44,500 tons of CUK Board on the second Macon Mill paperboard machine. In addition, the Company produced approximately 7,000 tons of linerboard on this paper machine during the first quarter of 1999. The Company expects that the second Macon Mill paperboard machine will be able to produce a full capacity tonnage of reduced caliper CUK Board of approximately 250,000 tons annually by June 1999. The Company's previous full capacity tonnage estimate of 275,000 tons annually was based on higher caliper (and thus relatively heavier) CUK Board that the Company had planned to produce on the second Macon Mill paperboard machine. The Company has recently shifted to producing reduced caliper CUK Board principally to improve product quality to customers.

The Company has taken actions to increase open market folding cartonboard sales volume, undertaken a profit center reorganization of its operations, implemented a global restructuring program (see below), implemented a number of cost saving measures and effected several management changes and, as part of its ongoing reevaluation of current operations and assets, has lowered planned capital expenditures. However, the Company does expect capital expenditures to increase approximately 50% in 1999 compared to 1998 as the Company invests to improve its process capabilities and implements SAP R3 software (see "--Financial Condition, Liquidity and Capital Resources -- Upgrade of Information Systems and Year 2000 Compliance"). The Company continues to evaluate its current operations and assets with a view to rationalizing its operations and improving profitability, in particular with respect to its international converting assets and strategy. As part of this effort, the Company initiated a $25.6 million global restructuring program in the fourth quarter of 1998 aimed at achieving annualized savings of approximately $20 million when fully implemented. The global restructuring program is focused in the

Company's European operations, and is expected to be completed by the end of 1999 see "--Financial Condition, Liquidity and Capital Resources -- Financing Sources and Cash Flows").

The Company continues to shift its mix of packaging machinery placements from the U.S. to international locations. Packaging machinery placements during the first quarter of 1999 increased slightly compared to the first quarter of 1998. The Company has been and will continue to be more selective in future packaging machinery placements to ensure appropriate returns. Currently, the Company is introducing some new machines in its Marksman, Quikflex and Autoflex families. The Company expects an increase in new packaging machinery placements during 1999. The Company expects an increase in beverage cartonboard tonnage in 1999 as the number of packaging machines in service and the cartonboard throughput per machine increases.

OUTLOOK

The Company expects that its 1999 full year EBITDA will significantly exceed its 1998 EBITDA, although no assurance can be given in this regard. The achievement of this expectation is dependent upon (among other things) a number of profit improvement initiatives, including increasing coated board sales volumes above 1998 levels, improvements in international converting operations, improving U.S. mill throughput as the successful start-up of the second Macon Mill paper machine continues, the global restructuring program, continued cost savings from other actions taken to date and selling price improvements for containerboard products. In 1999, the Company expects that it will achieve continued sales volume increases in its international beverage markets with the exception of Brazil. The Company also expects sales volume increases in its U.S. folding cartonboard markets and its U.S. soft drink carton markets in 1999 while its U.S. beer carton volume is expected to be flat, consistent with the overall beer market, though no assurance can be given that this volume growth will be achieved. However, the Company anticipates that growth in coated board volumes could slow and margins could be reduced due to excess global industry capacity and recent price declines in competing substrates, particularly SBS.

RESULTS OF OPERATIONS
FIRST QUARTER 1999 COMPARED WITH FIRST QUARTER 1998

                                                                    % INCREASE
                                            THREE MONTHS ENDED       (DECREASE)          THREE MONTHS ENDED
                                                MARCH 31,            FROM PRIOR               MARCH 28,
(IN THOUSANDS OF DOLLARS)                         1999                 PERIOD                    1998
                                                ---------            ----------               ---------
Net Sales (Segment Data):
  Coated Board                                  $234,532                (3.0)%                $241,889
  Containerboard                                  21,335                (9.4)                   23,546
                                                --------               -----                  --------
Net Sales                                        255,867                (3.6)                  265,435
Cost of Sales                                    207,759                (8.9)                  227,962
                                                --------               -----                  --------
Gross Profit                                      48,108                28.4                    37,473
Selling, General and Administrative               27,887                 3.3                    26,998
Research, Development and
  Engineering                                      1,086               (37.5)                    1,737
Other Expenses, net                                  264               (82.3)                    1,492
                                                --------               -----                  --------
Income from Operations                          $ 18,871               160.4                  $  7,246
                                                ========               =====                  ========
Income (Loss) from Operations
 (Segment Data):
  Coated Board                                  $ 29,769                79.6%                 $ 16,572
  Containerboard                                  (7,448)              (61.2)                   (4,620)
  Corporate                                       (3,450)               26.7                    (4,706)
                                                --------               -----                  --------
Income from Operations                          $ 18,871               160.4                  $  7,246
                                                ========               =====                  ========

PAPERBOARD SHIPMENTS

The following represents shipments of Coated Board and Containerboard to outside customers. Shipments of Coated Board represent sales to customers of beverage carrierboard, folding cartonboard and WLC (other than from the Swedish Mill). Shipments from the Swedish Mill represent sales to customers of WLC produced at this mill. Shipments of Containerboard represent sales to customers of linerboard, corrugating medium kraft paper and various other items, principally off-specification coated board. Total shipments for the three months ended March 31, 1999 and March 28, 1998 were as follows:

                        THREE MONTHS ENDED       THREE MONTHS ENDED
                             MARCH 31,               MARCH 28,
                               1999                    1998
                             ---------               ---------
(IN THOUSANDS OF TONS)
Coated Board                   225.2                   231.0
Swedish Mill                    31.9                    32.6
Containerboard                  81.8                    81.9
                               -----                   -----
                               338.9                   345.5
                               =====                   =====

NET SALES

As a result of the factors described below, the Company's Net Sales in the first quarter of 1999 decreased by $9.6 million, or 3.6 percent, compared with the first quarter of 1998. Net Sales in the Coated Board business segment decreased by $7.4 million in the first quarter of 1999, or 3.0 percent, to $234.5 million from $241.9 million in the first quarter of 1998, due primarily to the sale of the Australian folding carton business in March 1998, lower sales volume in international folding cartonboard markets resulting principally from market conditions in Asia and Europe, and lower sales volumes in the international beverage markets due to a downturn in the Brazilian markets somewhat offset by higher sales volume in U.S. beverage and U.S. folding cartonboard markets, and slightly higher prices in U.S. beverage markets, principally soft drink markets. Net Sales in the Containerboard business segment decreased $2.2 million, or 9.4 percent, to $21.3 million in the first quarter of 1999 from $23.5 million in the first quarter of 1998, due principally to lower pricing in linerboard and medium markets compared to the prior year period.

GROSS PROFIT

As a result of the factors discussed below, the Company's Gross Profit for the first quarter of 1999 increased $10.6 million, or 28.4 percent, to $48.1 million from $37.5 million in the first quarter of 1998. The Company's gross profit margin increased to 18.8 percent for the first quarter of 1999 from 14.1 percent in the first quarter of 1998. Gross Profit in the Coated Board business segment increased by $13.5 million, or 32.7 percent, to $54.6 million in the first quarter of 1999 as compared to $41.2 million in the first quarter of 1998, while its gross profit margin increased to 23.3 percent in the first quarter of 1999 from 17.0 percent in the first quarter of 1998. This increase in gross profit resulted principally from overall cost reductions and the other factors described above. In the Containerboard business segment, Gross Profit decreased $2.8 million to a loss of $6.0 million in the first quarter of 1999 as compared to a loss in the first quarter of 1998 of $3.2 million due principally to lower pricing in linerboard and medium markets compared to the prior year period.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, General and Administrative expenses increased $0.9 million, or 3.3 percent, to $27.9 million in the first quarter of 1999 as compared to $27.0 million in the first quarter of 1998, and as a percentage of Net Sales, increased from 10.2 percent in the first quarter of 1998 to 10.9 percent in the first quarter of 1999. This increase was due primarily to the incremental non-capitalizable costs relating to the implementation of a new computerized information system (see "--Financial Condition, Liquidity and Capital Resources --Upgrade of Information Systems and Year 2000 Compliance").

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, Development and Engineering expenses decreased by $0.7 million, or
37.5 percent, to $1.1 million in the first quarter of 1999 from $1.7 million in the first quarter of 1998.

OTHER EXPENSE, NET

Other Expense, net, decreased by approximately $1.2 million to $0.3 million in the first quarter of 1999.

INCOME (LOSS) FROM OPERATIONS

Primarily as a result of the factors discussed above, the Company's Income from Operations in the first quarter of 1999 increased by $11.6 million, or 160.4 percent, to $18.9 million from $7.2 million in the first quarter of 1998, while the Company's operating margin increased to 7.4 percent in the first quarter of 1999 from 2.7 percent in the first quarter of 1998. Income from Operations in the Coated Board business segment increased $13.2 million, or 79.6 percent, to $29.8 million in the first quarter of 1999 from $16.6 million in the first quarter of 1998, while the operating margin increased to 12.7 percent in the first quarter of 1999 from 6.9 percent in the first quarter of 1998, primarily as a result of the factors described above. (Loss) from Operations in the Containerboard business segment decreased $2.8 million to a loss of $7.4 million in the first quarter of 1999 from a (Loss) from Operations of $4.6 million in the first quarter of 1998, primarily as a result of the factors described above.

FLUCTUATIONS IN U.S. CURRENCY EXCHANGE RATES

Fluctuations in U.S. dollar currency exchange rates did not significantly impact the Company's operations during the first quarter of 1999 as compared to the same period of 1998.

INTEREST INCOME, INTEREST EXPENSE, INCOME TAXES, EQUITY IN NET EARNINGS OF AFFILIATES, DISCONTINUED OPERATIONS, EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT AND CHANGE IN ACCOUNTING PRINCIPLE.

INTEREST INCOME

Interest Income decreased $0.3 million to $0.2 million in the first quarter of 1999 from $0.5 million in the first quarter of 1998.

INTEREST EXPENSE

Interest Expense decreased $0.8 million to $43.2 million in the first quarter of 1999 from $44.0 million in the first quarter of 1998.

INCOME TAX EXPENSE

During the first quarter of 1999, the Company recognized an income tax expense of $0.4 million on a (Loss) before Income Taxes and Equity in Net Earnings of Affiliates of $24.1 million. During the first quarter of 1998, the Company recognized an income tax expense of $0.9 million on a (Loss) before Income Taxes and Equity in Net Earnings of Affiliates of $36.3 million. These expenses differed from the statutory federal income tax rate primarily because of valuation allowances established on net operating loss carryforward tax assets in the U.S. and certain international locations where the realization of such benefits is less likely than not.

EQUITY IN NET (LOSS) EARNINGS OF AFFILIATES

Equity in Net (Loss) Earnings of Affiliates is comprised primarily of the Company's equity in net earnings of Igaras, which is accounted for under the equity method of accounting. Equity in Net (Loss) Earnings of Affiliates decreased $4.7 million to a (Loss) of $2.0 million in the first quarter of 1999 from Earnings of $2.7 million in the first quarter of 1998 resulting from an overall downturn in the Brazilian markets and the devaluation of the Real as described below.

During the first quarter of 1998, the Company received dividends from Igaras totaling $0.6 million, net of taxes of $0.1 million. Under the Igaras joint venture agreement, Igaras is required to pay dividends equal to at least 25 percent of its net profits.

On January 14, 1999, the Central Bank of Brazil changed the foreign exchange policy by eliminating the exchange rate band, which had been used as a means to control the fluctuation of the Real against the U.S. dollar. The exchange rate is now determined by market forces. As a consequence of such change, the Real suffered a significant devaluation related to the U.S. dollar during the beginning of 1999. At this time, it is not practicable to determine whether or at what level the exchange rate will stabilize as well as the effect of such exchange rate fluctuations on Igaras' long term operations.

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

CASH FLOWS

Cash and equivalents remained constant at $13.8 million in the first quarter of 1999 compared to year end 1998. Cash used in operating activities primarily related to a decrease in Accounts payable and other accrued liabilities. Cash used in financing activities resulted primarily from an increase in the Revolving Facility. Depreciation and amortization during the first quarter of 1999 totaled approximately $35.3 million, and is expected to be approximately $145 million to $155 million for 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise primarily from debt service on the substantial indebtedness incurred in connection with the Merger and from the funding of its capital expenditures. As of March 31, 1999, the Company had outstanding approximately $1,736 million of long-term debt, consisting primarily of $650 million aggregate principal amount of the 1996 Notes, $250 million of the 1997 Notes, $639 million outstanding under the Term Loan Facility and additional amounts under the Revolving Facility, the Machinery Facility and other debt issues and facilities. During the first quarter of 1999, the Company repaid approximately $2.6 million of term debt. The Company had a net increase in revolving credit facilities borrowings of approximately $45.9 million due primarily to seasonal inventory build-up, increased capital spending and cash payments relating to the restructuring charge taken in the fourth quarter of 1998. In the first three months of 1998, a similar operational increase in the revolving credit facilities was partially offset by proceeds from the sale of the Australian folding carton business in March 1998.

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

The Revolving Facility will mature in March 2003 and the Machinery Facility will mature in March 2001, with all amounts then outstanding becoming due. The Company expects that its working capital and business needs will require it to continue to have access to these or similar revolving credit facilities after their respective maturity dates, and that the Company accordingly will have to extend, renew, replace or otherwise refinance such facilities at or prior to such dates. No assurance can be given that it will be able to do so. The loans under the Facilities bear interest at floating rates based upon the interest rate option elected by the Company. The Tranche A term loans, Tranche B term loans and Tranche C term loans under the term loan Facility bore interest as of March 31, 1999 at an average rate per annum of 7.4 percent. The Senior Notes, the 1997 Notes and the Senior Subordinated Notes bear interest at rates of 10 1/4 percent, 10 5/8 percent and 10 7/8 percent, respectively. Interest expense in 1999 is expected to be approximately $175 million, including approximately $10 million of non-cash amortization of deferred debt issuance costs. During the first quarter of 1999, cash paid for interest was approximately $30.2 million.

The Company uses interest rate swaps to fix a portion of its variable rate Term Loan Facility to a fixed rate in order to reduce the impact of interest rate changes on future income. The difference to be paid or received under these agreements is recognized as an adjustment to interest expense related to that debt. At March 31, 1999, the Company had interest rate swap agreements with a notional amount of $300 million, under which the Company will pay fixed rates of
5.05 percent to 5.945 percent and receive three-month LIBOR.

COVENANT RESTRICTIONS

The Credit Agreements impose restrictions on the Company's ability to make capital expenditures and both the Credit Agreements and the indentures governing the 1996 Notes and the 1997 Notes limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, meet its capital spending program, provide for unanticipated capital investments or take advantage of business opportunities. The covenants contained in the Credit Agreements also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, repay the relevant 1996 Notes or the 1997 Notes, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with affiliates, and otherwise restrict corporate activities. The covenants contained in such indentures also impose restrictions on the operation of the Company's business. At March 31, 1999, the Company was in compliance with the financial covenants in the Credit Agreements.

CAPITAL EXPENDITURES

Capital spending for the first quarter of 1999 was approximately $13.3 million, up 67.9% from $7.9 million in the first quarter of 1998. Capital spending during the first quarter of 1999 related primarily to upgrading the Company's information systems, increasing paper production efficiencies, increasing converting capacity and manufacturing packaging machinery. Total capital spending for 1999 is expected to be between $70 million and $85 million, and is expected to relate principally to the implementation of SAP, improving the Company's process capabilities, the production of packaging machinery, and cluster rule compliance. See "--Upgrade of Information Systems and Year 2000 Compliance".

FINANCING SOURCES AND CASH FLOWS

In connection with the global restructuring program initiated in the fourth quarter of 1998, the Company plans to reduce its European workforce by approximately 300 employees in 1999 and to implement other initiatives designed to improve productivity and profitability across the global organization. The cost of this program was approximately $25.6 million and is expected to be completed by the end of 1999. At March 31, 1999, $19.8 million of this total was accrued in Accounts payable and other accrued liabilities on the Condensed Consolidated Condensed Balance Sheets.

During the first quarter of 1999, $4.9 million was utilized and charged against the accrual and related primarily to severance costs.

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

At March 31, 1999, the Company and its U.S. and international subsidiaries had the following amounts of commitments, amounts outstanding and amounts available under revolving credit facilities:

                                   TOTAL AMOUNT     TOTAL AMOUNT        TOTAL AMOUNT
                                       OF           OUTSTANDING AT      AVAILABLE AT
                                   COMMITMENTS      MARCH 31, 1999      MARCH 31, 1999
                                   -----------      --------------      --------------
(IN THOUSANDS OF DOLLARS)
-------------------------
Revolving Facility                  $400,000           $159,300           $240,700
Machinery Facility                   140,000             23,000             22,000
International Facilities              19,413              6,189             13,224
                                    --------           --------           --------
                                    $559,413           $188,489           $275,924
                                    ========           ========           ========

The Machinery Facility is limited by a borrowing base. Undrawn Revolving Facility availability is expected to be used to meet future working capital and other business needs of the Company. The Company anticipates pursuing additional working capital financing for its foreign operations as necessary.

As described above, the Company has substantial liquidity, and anticipates no significant net additional borrowings under the revolving credit facilities in 1999. The Company believes that cash generated from operations, together with amounts available under its Revolving Facility, the Machinery Facility and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs until the maturity of the Revolving Facility (assuming extension or refinancing of the Machinery Facility at its earlier maturity), although no assurance can be given in this regard. The Company's future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see "--Covenant Restrictions"), will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control and will be substantially dependent on the selling prices for the Company's products and the Company's ability to successfully implement its overall business and profitability strategies.

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

UPGRADE OF INFORMATION SYSTEMS AND YEAR 2000 COMPLIANCE

On April 1, 1999, the Company successfully implemented a new information system, based on the SAP R3 software, in all its domestic locations as part of a project designed to upgrade its worldwide information systems that is expected to cost up to approximately $35 million to be spent through 1999. This amount includes expenditures for the new enterprise-wide information system, replacement of computer hardware and related machinery and equipment, training, third party consultants and some additional costs designed to greater improve the business operational systems not initially budgeted at the beginning of the project. Under SAP, the Company expects a major improvement in its information systems and business processes, as well as achievement of year 2000 compliance with regards to its information systems. This initiative will utilize both internal and external resources. Total spending on this project during the first quarter of 1999 totaled approximately $6.7 million all of which was capitalized. Total project spending to date was $26.9 million, of which $20.0 million was capitalized. Future expenditures will be funded by cash from operations and current credit facilities.

As part of the information systems upgrade, the Company is in the process of replacing its computer software applications and substantially all information technology ("IT") and non-IT systems to accommodate the "Year 2000" dating changes necessary to permit correct recording of yearly dates for 2000 and later years. To date, the Company has replaced all domestic desktops, laptops, and network hardware. The Year 2000 compliance program includes an analysis of all manufacturing systems in the Company's plants and mills to determine Year 2000 compliance. This process consists of three phases, namely review of all manufacturing systems, determination of which systems (if any) need to be replaced or remediated, and replacement or remediation, as necessary, of non-compliant systems. The Company has completed the second phase of the process and is currently conducting the third phase. To the extent that material manufacturing systems need to be replaced or remediated in any material respect, additional material costs could be incurred, although the Company does not currently believe that any such costs would be material to its financial condition or results of operations (other than the investment in information systems of up to approximately $35 million, of which $26.9 million has been spent to date).

The Company expects that it will achieve Year 2000 compliance by June 1999, but would anticipate a material disruption in its operations as the result of any failure in a critical manufacturing, operations or information system. However, the effect on the Company's business, financial condition or results of operations cannot be determined at this time. The Company believes that it will implement Year 2000 compliant systems far enough in advance of January 1, 2000 to correct all anticipated issues. Accordingly, the Company does not currently have a contingency plan relating to the Year 2000 issue (although the Company will evaluate appropriate courses of action if circumstances change). The Company is communicating with its significant suppliers and customers about compliance of their own systems and, based on information received to date from such suppliers and customers, expects that they will achieve Year 2000 compliance, although no assurance can be given in this regard. If the Company or any of its significant suppliers, utilities or customers fails to achieve Year 2000 compliance on a timely basis, the possible material consequences could include, among other things, temporary plant closings, delays in delivery of products, delays in receipt of supplies, and invoice and collection errors.

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

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in "--General Business Trends and Initiatives" concerning (a) the improvements which the Company's long-term initiatives, including, without limitation, its profit center reorganization and recently announced global restructuring, are designed to achieve, (b) the Company's expectation that the second Macon Mill paper machine will be able produce approximately 250,000 tons annually of reduced caliper CUK Board by June 1999 and (c) the Company's expectation that new packaging machinery placements will slightly increase in 1999 and that beverage cartonboard tonnage will increase in 1999; (ii) the statements in "--Outlook" concerning (a) the Company's expectation that its 1999 EBITDA will significantly exceed its 1998 EBITDA as well as each of the factors which the Company believes support such expectation, (b) the Company's expectations that it will achieve continued sales volume increases in its international beverage markets with the exception of Brazil, (c) the Company's expectations that it will achieve sales volume increases in its U.S. folding cartonboard markets and its U.S. soft drink carton markets in 1999, while its U.S. beer carton volume will remain relatively flat,
(d) the Company's expectations regarding the effects of excess global industry capacity and price declines of competing substrates; (iii) the statements in "Financial Condition, Liquidity and Capital Resources" concerning (a) the Company's expectation that depreciation and amortization for 1999 will be approximately $145 million to $155 million, (b) the Company's expectation that 1999 interest expense will be approximately $175 million including approximately $10 million of non-cash amortization of deferred debt issuance costs, (c) the Company's expectation that total capital spending for 1999 will range from $70 to $85 million and that the planned upgrading of the Company's information systems will cost up to $35 million through 1999 (and its belief that the Company will achieve Year 2000 compliance by June 1999 and its other statements and beliefs in "--Upgrade of Information Systems and Year 2000 Compliance"), (d) the Company's belief that cash generated from operations, together with amounts available under available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs until the maturity of the Revolving Facility (assuming extension or refinancing of the Machinery Facility at its earlier maturity), (e) the Company's expectations with respect to capital spending that may be required to comply with the cluster rules and that, based on current knowledge, environmental costs are not expected to have a material impact on the results of operations, cash flows or financial condition of the Company and (f) the Company's belief and estimates in respect of certain Louisiana income tax matters relating to the Section 338(h)(10) election, including, without limitation, management's belief that additional tax ultimately paid (if any) would be substantially less than $47 million and (iv) other statements as to management's or the Company's expectations and beliefs presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The important factors described elsewhere in this report (including, without limitation, those discussed in "--Financial Condition, Liquidity and Capital Resources -- Liquidity and Capital Resources Environmental and Legal Matters" and "--Tax Matter Relating to the Merger"), the Company's Report on Form 10-K for the year ended December 31, 1998, or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II,
Item 7A, "Quantitative and Qualitative Disclosure about Market Risk", in the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 1998. There have been no significant developments with respect to interest rates, derivatives or exposure to market risk during the first quarter of 1999.

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


                                    RIVERWOOD HOLDING, INC.
                                    --------------------------------------------
                                    (Registrant)



Date:    May 14, 1999               By: /s/ Edward W. Stroetz Jr.
     ------------------                -----------------------------------------
                                             Edward W. Stroetz Jr.
                                             Secretary


Date:    May 14, 1999               By: /s/ Daniel J. Blount
     ------------------                -----------------------------------------
                                             Daniel J. Blount
                                             Vice President and
                                             Chief Financial Officer