Form 10-Q
period 1999-06-30
RIVERWOOD HOLDING INC
filed 1999-08-13
CIK 886239

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

         Commission file number 1-11113

                             RIVERWOOD HOLDING, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                               58-2205241
------------------------------------                     --------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


                            1105 North Market Street
                                   Suite 1300
                           Wilmington, Delaware 19805
                    (Address of principal executive offices)
                                   (Zip Code)

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

Yes   X          No       .
   -------         -------

         At August 9, 1999 there were 7,063,080 shares and 500,000 shares of the registrant's Class A and Class B common stock, respectively, outstanding.

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

                             RIVERWOOD HOLDING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)

                                                                     June 30,         DECEMBER 31,
                                                                       1999               1998
                                                                   -----------        -----------
                                                                   (UNAUDITED)

ASSETS
Current Assets:
    Cash and equivalents                                           $    11,848        $    13,840
    Receivables, net of allowances                                     163,800            142,221
    Inventories                                                        178,144            167,388
    Prepaid expenses                                                     8,419              8,579
    Deferred tax assets                                                    288                298
                                                                   -----------        -----------
Total Current Assets                                                   362,499            332,326

Property, Plant and Equipment, net of accumulated
      depreciation of $366,266 in 1999 and $310,008 in 1998          1,458,878          1,495,490
Investments in Net Assets of Equity Affiliates                         140,660            143,611
Goodwill, net of accumulated amortization of $25,831 in 1999
      and $21,857 in 1998                                              292,091            296,065
Other Assets                                                           145,626            150,109
                                                                   -----------        -----------
Total Assets                                                       $ 2,399,754        $ 2,417,601
                                                                   ===========        ===========

LIABILITIES
Current Liabilities:
    Short-term debt                                                $    11,259        $    17,613
    Accounts payable and other accrued liabilities                     248,403            261,164
                                                                   -----------        -----------
Total Current Liabilities                                              259,662            278,777

Long-Term Debt, less current portion                                 1,728,316          1,680,415
Other Noncurrent Liabilities                                           110,435            115,435
                                                                   -----------        -----------
Total Liabilities                                                    2,098,413          2,074,627
                                                                   -----------        -----------

Contingencies and Commitments (Note 5)

Redeemable Common Stock, at current redemption value                     5,557              6,205
                                                                   -----------        -----------

SHAREHOLDERS' EQUITY
Nonredeemable Common Stock                                                  75                 75
Capital in Excess of Par Value                                         750,365            750,100
(Accumulated Deficit)                                                 (434,325)          (397,913)
Cumulative Currency Translation Adjustment                             (20,331)           (15,493)
                                                                   -----------        -----------
Total Shareholders' Equity                                             295,784            336,769
                                                                   -----------        -----------
Total Liabilities and Shareholders' Equity                         $ 2,399,754        $ 2,417,601
                                                                   ===========        ===========


See Notes to Condensed Consolidated Financial Statements.

                            RIVERWOOD HOLDING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                          --------------------------        --------------------------
                                                           JUNE 30,         JUNE 27,         JUNE 30,         JUNE 27,
                                                             1999             1998             1999             1998
                                                          ---------        ---------        ---------        ---------

Net Sales                                                 $ 299,497        $ 305,975        $ 555,364        $ 571,410
Cost of Sales                                               233,417          249,722          441,176          477,684
Selling, General and Administrative                          29,219           27,383           57,106           54,381
Research, Development and Engineering                           900            1,453            1,986            3,190
Impairment Loss                                                  --           13,342               --           13,342
Other Expense, net                                              707            3,768              971            5,260
                                                          ---------        ---------        ---------        ---------


Income from Operations                                       35,254           10,307           54,125           17,553
Interest Income                                                 438              200              637              667
Interest Expense                                             45,023           44,956           88,179           88,955
                                                          ---------        ---------        ---------        ---------

(Loss) before Income Taxes and Equity in
   Net (Loss) Earnings of Affiliates                         (9,331)         (34,449)         (33,417)         (70,735)
Income Tax Expense                                              495            1,091              904            2,031
                                                          ---------        ---------        ---------        ---------

(Loss) before Equity in Net (Loss) Earnings
   of Affiliates                                             (9,826)         (35,540)         (34,321)         (72,766)
Equity in Net (Loss) Earnings of Affiliates                    (107)           2,332           (2,091)           5,013
                                                          ---------        ---------        ---------        ---------

Net (Loss)                                                $  (9,933)       $ (33,208)       $ (36,412)       $ (67,753)
                                                          ---------        ---------        ---------        ---------

Other comprehensive (Loss) Income, net of tax:
   Foreign currency translation adjustments                  (3,885)           2,055           (4,838)          (2,009)
                                                          ---------        ---------        ---------        ---------

Comprehensive (Loss)                                      $ (13,818)       $ (31,153)       $ (41,250)       $ (69,762)
                                                          =========        =========        =========        =========


See Notes to Condensed Consolidated Financial Statements.

                            RIVERWOOD HOLDING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                     SIX MONTHS ENDED    SIX MONTHS ENDED
                                                                       JUNE 30, 1999      JUNE 27, 1998
                                                                     ----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)                                                               $(36,412)          $(67,753)
Noncash Items Included in Net (Loss):
     Depreciation and amortization                                         70,679             70,840
     Deferred income taxes                                                   (250)               152
     Impairment loss                                                           --             13,342
     Pension, postemployment and postretirement benefits,
        net of benefits paid                                                1,949              1,306
     Equity in net loss (earnings) of affiliates, net of dividends          2,976             (3,401)
     Amortization of deferred debt issuance costs                           5,106              5,041
     Other, net                                                             2,832               (230)
(Increase) Decrease in Current Assets:
     Receivables                                                          (24,708)           (17,627)
     Inventories                                                          (15,624)            14,059
     Prepaid expenses                                                          38              1,974
(Decrease) in Accounts payable and other accrued liabilities               (8,380)            (8,379)
(Decrease) Increase in Other Noncurrent Liabilities                        (4,209)             5,218
                                                                         --------           --------
Net Cash (Used in) Provided by Operating Activities                        (6,003)            14,542
                                                                         --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property, Plant and Equipment                                (31,479)           (14,547)
Proceeds from Sale of Assets                                                   --             48,781
(Increase) in Other Assets                                                 (4,984)            (3,250)
                                                                         --------           --------
Net Cash (Used in) Provided by Investing Activities                       (36,463)            30,984
                                                                         --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase (Decrease) in Notes Payable                                   50,600            (38,839)
Repurchases of Redeemable Common Stock, net                                  (383)              (893)
Payments on Debt                                                           (8,491)            (9,339)
                                                                         --------           --------
Net Cash Provided by (Used in) Financing Activities                        41,726            (49,071)
                                                                         --------           --------
Effect of Exchange Rate Changes on Cash                                    (1,252)              (263)
                                                                         --------           --------
Net (Decrease) in Cash and Equivalents                                     (1,992)            (3,808)
Cash and Equivalents at Beginning of Period                                13,840             15,751
                                                                         --------           --------
Cash and Equivalents at End of Period                                    $ 11,848           $ 11,943
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

NOTE 3 - INVENTORIES

The major classes of inventories were as follows:

(IN THOUSANDS OF DOLLARS)         JUNE 30, 1999   DECEMBER 31, 1998
-------------------------         -------------   -----------------

Finished goods                       $ 80,485         $ 72,120
Work-in-process                         5,812            7,157
Raw materials                          61,110           52,669
Supplies                               30,737           35,442
                                     --------         --------
Total                                $178,144         $167,388
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

The following represents the summarized income statement information for Igaras, of which the Company recognizes 50 percent in its results of operations:

                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                ------------------------       ------------------------
                                JUNE 30,        JUNE 27,       JUNE 30,        JUNE 27,
                                  1999            1998           1999            1998
                                --------        --------       --------        --------

(IN THOUSANDS OF DOLLARS)
Net Sales                       $ 48,163        $ 61,243       $ 90,458        $127,221
Cost of Sales                     40,902          48,512         79,963          97,804
                                --------        --------       --------        --------

Gross Profit                    $  7,261        $ 12,731       $ 10,495        $ 29,417
                                ========        ========       ========        ========

Income from Operations          $  2,807        $  4,199       $  1,459        $ 15,046
                                ========        ========       ========        ========

Net (Loss) Income               $ (1,136)       $  3,919       $ (6,058)       $  8,762
                                ========        ========       ========        ========


During the first six months of 1999 and 1998, the Company received dividends from Igaras totaling $0.8 million and $1.6 million, respectively, net of taxes of $0.1 million and $0.3 million respectively. Under the Igaras joint venture agreement, Igaras is required to pay dividends equal to at least 25 percent of its net profits.

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

On December 6, 1995, Forrest Kelly Clay, a former shareholder of the Predecessor, commenced a purported class action lawsuit in the United States District Court for the Northern District of Georgia, against the Company and certain of its officers (the "Individual Defendants," and together with the Company, the "Defendants"). In his complaint, Clay generally alleged that the Defendants violated the federal securities laws by disseminating misleading statements and by omissions concerning the strategic alternatives that the Predecessor was considering, including its potential sale to a third-party investor. The complaint also alleged that the Individual Defendants, through their exercise of stock appreciation rights ("SARs"), violated the federal securities laws by trading in the Predecessor's securities while in possession of material, non-public information. The complaint generally sought damages in an unspecified amount, as well as other relief. On June 2, 1997, the court granted Defendants' Motion for Summary Judgment and dismissed the action in its entirety. The court based its ruling on the facts that (i) none of the statements attributable to the Company concerning its review of strategic alternatives was false and (ii) there is no causal relationship between plaintiff's purchase of Riverwood common stock and the Individual Defendants' exercise of SARs. On October 14, 1998, the U.S. Court of Appeals for the Eleventh Circuit affirmed the dismissal. The Court of Appeals ruled that (i) none of the statements attributable to the Company concerning its review of strategic alternatives was false and (ii) the SARs were not securities. On November 5, 1998, Clay filed a motion seeking rehearing en banc. The motion for rehearing was denied. The decision of District Court was affirmed on May 27, 1999.

On August 21, 1998 William D. Tatum, C. Steven Clark, Thomas W. Brabston, Sr., and Joe O. Harper, Jr. ("Plaintiffs"), all former employees of the Company, commenced a purported class action lawsuit in the Superior Court of Fulton County, Georgia, against the Company and certain current and former officers of the Company. In the complaint, Plaintiffs alleged generally that the Company and such officers (1) breached the terms of the contracts between Plaintiffs and the Predecessor governing Premium Stock Appreciation Rights ("PSARs") as a result of a suspension requested on August 23, 1995, (2) breached an implied covenant of good faith and fair dealing in connection with both the suspension and the lifting of that suspension and (3) engaged in fraud and negligent misrepresentation in connection with the lifting of the suspension by (a) failing to tell Plaintiffs that certain officers of the Predecessor were planning to exercise PSARs on September 21, 1995 and (b) failing to inform Plaintiffs of the status of the Predecessor's review of strategic alternatives as of September 21, 1995. Plaintiffs sought (i) an order granting class certification, (ii) an award of compensatory damages, (iii) pre-judgment interest, (iv) punitive damages in an amount to be determined by the jury and
(v) litigation expenses, including attorneys' fees. The defendants have answered the complaint. In addition, on October 16, 1998, the defendants moved to strike the class allegations in the complaint, and, on October 30, 1998, moved to dismiss the complaint. On January 6, 1999, the court granted the motion to strike the class allegations and denied the motion to dismiss the complaint. One additional plaintiff has been added. The Company has settled the claims of three plaintiffs. Discovery has been completed with respect to the claims of the remaining plaintiffs and a motion has been filed for summary judgment which should be heard in September of 1999.

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

NOTE 6 - IMPAIRMENT LOSS

The Company recorded an impairment loss of $13.3 million in the second quarter of 1998 due to a write-down of packaging machines in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). The fair value of the machines was determined based on discounted expected future lease revenues and estimated disposition proceeds.

NOTE 7 - DISPOSITION OF BUSINESS

In connection with the global restructuring program initiated in the fourth quarter of 1998, the Company plans to reduce its European workforce by approximately 300 employees in 1999 and to implement other initiatives designed to improve productivity and profitability across the global organization. This program will cost approximately $25.6 million and is on target and expected to be completed in 1999. At June 30, 1999, $18.6 million of this total was accrued in Accounts payable and other accrued liabilities on the Condensed Consolidated Balance Sheets. During the first six months of 1999, $6.1 million was utilized and charged against the accrual and related primarily to severance costs.

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

In connection with the Merger, the Company decided to exit certain businesses and operating activities, including the sale or closure of the Company's last dedicated folding carton converting plant in the U.S., located in Kankakee, Illinois, a packaging machinery manufacturing plant in Marietta, Georgia, a beverage multiple packaging converting plant in Bakersfield, California and the trucking transportation operations in West Monroe, Louisiana, as well as the consolidation and realignment of certain operations in the U.S., Australia and Europe. The cost of exiting these businesses and operating activities was recorded as an adjustment to the market value of assets acquired in the Merger and totaled approximately $38.6 million and related to the severance of approximately 750 employees, relocation and other plant closure costs. During the first six months of 1999, $1.4 million was utilized and charged against the accrual and primarily related to severance costs. At June 30, 1999, $3.4 million of this total was included in Accounts payable and other accrued liabilities in the Condensed Consolidated Balance Sheets and is expected to be paid out through 1999.

NOTE 8 - BUSINESS SEGMENT INFORMATION

Business segment information is as follows:

                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                              --------------------------        --------------------------
                                               JUNE 30,         JUNE 27,         JUNE 30,         JUNE 27,
(IN THOUSANDS OF DOLLARS)                        1999             1998             1999             1998
-------------------------                     ---------        ---------        ---------        ---------

NET SALES:
Coated Board                                  $ 276,149        $ 289,340        $ 510,681        $ 531,229
Containerboard                                   23,348           16,635           44,683           40,181
                                              ---------        ---------        ---------        ---------
                                              $ 299,497        $ 305,975        $ 555,364        $ 571,410
                                              =========        =========        =========        =========

INCOME (LOSS) FROM OPERATIONS:
Coated Board*                                 $  43,537        $  17,398        $  73,306        $  33,970
Containerboard                                   (3,886)          (2,711)         (11,334)          (7,331)
Corporate                                        (4,397)          (4,380)          (7,847)          (9,086)
                                              ---------        ---------        ---------        ---------
                                              $  35,254        $  10,307        $  54,125        $  17,553
                                              =========        =========        =========        =========

EBITDA:
Coated Board                                  $  75,472        $  65,183        $ 135,265        $ 113,194
Containerboard                                     (316)             441           (2,746)             896
Corporate                                        (1,641)          (1,998)          (3,315)          (4,176)
                                              ---------        ---------        ---------        ---------
                                              $  73,515        $  63,626        $ 129,204        $ 109,914
                                              =========        =========        =========        =========

*Included in Income from Operations for Coated Boards is an impairment loss of $13.3 million taken during the three months ended June 27, 1998.

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

                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                  --------------------------        ----------------------------
                                  JUNE 30,          JUNE 27,         JUNE 30,           JUNE 27,
                                    1999              1998             1999               1998
                                  --------          --------        ---------          ---------

(IN THOUSANDS OF DOLLARS)
EBITDA (Segment Data):
      Coated Board                $ 75,472          $ 65,183        $ 135,265          $ 113,194
      Containerboard                  (316)              441           (2,746)               896
      Corporate                     (1,641)           (1,998)          (3,315)            (4,176)
                                  --------          --------        ---------          ---------
EBITDA                            $ 73,515          $ 63,626        $ 129,204          $ 109,914
                                  ========          ========        =========          =========


BUSINESS TRENDS AND INITIATIVES

The Company's cash flow from operations and EBITDA are influenced by sales volume and selling prices for its products and raw material costs, and are affected by a number of significant business, economic and competitive factors. Many of these factors are not within the Company's control. Historically, in the Coated Board business segment, the Company has experienced stable pricing for its integrated beverage carton products, and moderate cyclical pricing for its folding cartonboard, which is principally sold in the open market. The Company's folding cartonboard sales are affected by competition from competitors' CUK Board and other substrates - solid bleached sulfate ("SBS"), recycled clay coated news ("CCN") and, internationally, WLC -- as well as by general market conditions. As of June 30, 1999, the Company's CUK backlog is strong and is continuing to improve.

In the Containerboard business segment, conditions in the cyclical worldwide commodity paperboard markets have a substantial impact on the Company's Containerboard sales. During the first quarter of 1999, the Company announced a $50 per ton price increase for both linerboard and medium, which was fully realized by the end of the second quarter.

The Company is pursuing a number of long-term initiatives designed to improve productivity and profitability while continuing to implement its Coated Board business strategy. In June 1997, the Company completed the upgrade of the second Macon Mill paperboard machine to begin CUK Board production. During the first six months of 1999, the Company produced approximately 92,500 tons of CUK Board on the second Macon Mill paperboard machine. In addition, the Company produced approximately 16,500 tons of linerboard on this paper machine during the first six months of 1999. The Company had expected that the second Macon Mill paperboard machine would be able to produce a full capacity tonnage of reduced caliper CUK Board of approximately 250,000 tons annually by June 1999. However, due to the shift to the reduced caliper CUK Board, the Company now expects that the second Macon Mill paperboard machine will be at full capacity by the end of 1999.

The Company has undertaken a profit center reorganization of its operations, implemented a global restructuring program (see below), implemented a number of cost saving measures and effected several management changes and, as part of its ongoing reevaluation of current operations and assets, has lowered planned capital expenditures. However, the Company does expect capital expenditures to increase approximately 50% in 1999 compared to 1998 as the Company invests to improve its process capabilities and implements SAP R3 software (see "-Financial Condition, Liquidity and Capital Resources -Upgrade of Information Systems and Year 2000 Compliance"). The Company continues to evaluate its current operations and assets with a view to rationalizing its operations and improving profitability, in particular with respect to its international converting assets and strategy. As part of this effort, the Company initiated a $25.6 million global restructuring program in the fourth quarter of 1998 aimed at achieving annualized savings of approximately $20 million when fully implemented. The global restructuring program is focused in the Company's European operations, and is expected to be completed by the end of 1999 (see "--Financial Condition, Liquidity and Capital Resources --Financing Sources and Cash Flows"). The Company is continuing its inventory reduction initiative.

Packaging machinery placements during the first six months of 1999 decreased slightly compared to the first six months of 1998. The Company has been and will continue to be more selective in future packaging machinery placements to ensure appropriate returns. The Company has introduced some new machines in its Quikflex and Autoflex families and has experienced positive results. The Company expects an increase in beverage cartonboard tonnage in 1999 as the number of packaging machines in service and the cartonboard throughput per machine increases.

OUTLOOK

The Company expects that its 1999 full year EBITDA will significantly exceed its 1998 EBITDA, although no assurance can be given in this regard. The achievement of this expectation is dependent upon (among other things) a number of profit improvement initiatives, including increasing worldwide beverage sales volumes above 1998 levels, improvements in international converting operations, improving U.S. mill throughput as the start-up of the second Macon Mill paper machine continues, the global restructuring program, continued cost savings from other actions taken to date and selling price improvements for containerboard products. In 1999, the Company expects that it will achieve continued sales volume increases in its international beverage markets with the exception of Brazil. The Company also expects sales volume increases in 1999 for its U.S. soft drink markets and, to a lesser extent, its U.S. beer markets, though no assurance can be given that this volume growth will be achieved. The Company also expects to benefit from recently negotiated annual supply agreements with U.S. beverage customers for the rest of 1999. The Company is optimistic about containerboard prices as several major containerboard producers announced price increases during the second quarter of 1999. The Company's folding cartonboard volumes and margins were reduced in the second quarter due to recent price declines in competing substrates. Recently, price increases for SBS have been announced. If market conditions improve, the Company would expect to regain the lost volume.

RESULTS OF OPERATIONS

                                                       THREE MONTHS ENDED                               SIX MONTHS ENDED
                                          ----------------------------------------        ----------------------------------------
                                                           % INCREASE                                     % INCREASE
                                                           (DECREASE)                                      (DECREASE)
                                           JUNE 30,        FROM PRIOR     JUNE 27,         JUNE 30,        FROM PRIOR     JUNE 27,
                                             1999            PERIOD         1998             1999            PERIOD         1998
                                          ---------        ----------    ---------        ---------       -----------    ---------

(IN THOUSANDS OF DOLLARS)
Net Sales (Segment Data):
   Coated Board                           $ 276,149           (4.6)%     $ 289,340        $ 510,681           (3.9)%     $ 531,229
   Containerboard                            23,348           40.4          16,635           44,683           11.2          40,181
                                          ---------                      ---------        ---------                      ---------
Net Sales                                   299,497           (2.1)        305,975          555,364           (2.8)        571,410
Cost of Sales                               233,417           (6.5)        249,722          441,176           (7.6)        477,684
                                          ---------                      ---------        ---------                      ---------
Gross Profit                                 66,080           17.5          56,253          114,188           21.8          93,726
Selling, General and Administrative          29,219            6.7          27,383           57,106            5.0          54,381
Research, Development and
  Engineering                                   900          (38.1)          1,453            1,986          (37.7)          3,190
Impairment Loss                                  --         (100.0)         13,342               --         (100.0)         13,342
Other Expenses, net                             707          (81.2)          3,768              971          (81.5)          5,260
                                          ---------                      ---------        ---------                      ---------
Income from Operations                    $  35,254          242.0       $  10,307        $  54,125          208.4       $  17,553
                                          =========                      =========        =========                      =========

Income (Loss) from Operations
 (Segment Data):
   Coated Board*                          $  43,537          150.2%      $  17,398        $  73,306          115.8%      $  33,970
   Containerboard                            (3,886)         (43.3)         (2,711)         (11,334)         (54.6)         (7,331)
   Corporate                                 (4,397)          (0.4)         (4,380)          (7,847)          13.6          (9,086)
                                          ---------                      ---------        ---------                      ---------
Income from Operations                    $  35,254          242.0       $  10,307        $  54,125          208.4       $  17,553
                                          =========                      =========        =========                      =========


* Included in Income from Operations for Coated Board is an impairment loss of $13.3 million taken in the three months ended June 27, 1998.

PAPERBOARD SHIPMENTS

The following represents shipments of Coated Board and Containerboard to outside customers. Shipments of Coated Board represent sales to customers of beverage carrierboard, folding cartonboard and WLC (other than from the Swedish Mill). Shipments from the Swedish Mill represent sales to customers of WLC produced at this mill. Shipments of Containerboard represent sales to customers of linerboard, corrugating medium kraft paper and various other items, principally off-specification coated board. Total shipments for the three and six months ended June 30, 1999 and June 27, 1998 were as follows:

                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                  --------------------    --------------------
                                  JUNE 30,    JUNE 27,    JUNE 30,    JUNE 27,
                                    1999        1998        1999        1998
                                  --------    --------    --------    --------

(IN THOUSANDS OF TONS)
Coated Board                        261.0       281.4       486.2       511.4
Swedish Mill                         34.3        37.0        66.2        69.6
Containerboard                       79.7        55.0       161.5       136.9
                                    -----       -----       -----       -----
                                    375.0       373.4       713.9       717.9
                                    =====       =====       =====       =====


SECOND QUARTER 1999 COMPARED WITH SECOND QUARTER 1998

NET SALES

As a result of the factors described below, the Company's Net Sales in the second quarter of 1999 decreased by $6.5 million, or 2.1 percent, compared with the second quarter of 1998. Net Sales in the Coated Board business segment decreased by $13.2 million in the second quarter of 1999, or 4.6 percent, to $276.1 million from $289.3 million in the second quarter of 1998, due primarily to lower sales volume in international folding cartonboard markets resulting principally from exiting certain low margin business in the U.K. and lower demand in Asia, lower sales volume in international beverage markets due principally to weak Brazilian demand, and lower sales volume and slightly lower pricing in the U.S. folding cartonboard markets due primarily to pricing pressures from competing substrates. These decreases were somewhat offset by higher sales volume in U.S. beverage markets principally in the soft drink market segment. International beverage sales volumes, however, were positively affected by increased market penetration and strong demand in Japan. Net Sales in the Containerboard business segment increased $6.7 million, or 40.4 percent, to $23.3 million in the second quarter of 1999 from $16.6 million in the second quarter of 1998, due principally to higher linerboard volumes, as the Company produced linerboard to cover demand shortages in the folding cartonboard markets, and price increases in both linerboard and medium markets compared to the prior year period.

GROSS PROFIT

As a result of the factors discussed below, the Company's Gross Profit for the second quarter of 1999 increased $9.8 million, or 17.5 percent, to $66.1 million from $56.3 million in the second quarter of 1998. The Company's gross profit margin increased to 22.1 percent for the second quarter of 1999 from 18.4 percent in the second quarter of 1998. Gross Profit in the Coated Board business segment increased by $10.2 million, or 17.6 percent, to $68.2 million in the second quarter of 1999 as compared to $58.0 million in the second quarter of 1998, while its gross profit margin increased to 24.7 percent in the second quarter of 1999 from 20.1 percent in the second quarter of 1998. This increase in gross profit, despite lower sales, resulted principally from worldwide cost reductions and a shift in mix towards more profitable beverage sales. In the Containerboard business segment, Gross Profit decreased $1.1 million to a loss of $2.4 million in the second quarter of 1999 as compared to a loss in the second quarter of 1998 of $1.3 million due principally to increased volume of linerboard, which at current prices, is sold at a negative margin.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, General and Administrative expenses increased $1.8 million, or 6.7 percent, to $29.2 million in the second quarter of 1999 as compared to $27.4 million in the second quarter of 1998, and as a percentage of Net Sales, increased from 8.9 percent in the second quarter of 1998 to 9.8 percent in the second quarter of 1999. This increase was due primarily to incremental non-capitalizable costs relating to the implementation of a new computerized information system (see "--Financial Condition, Liquidity and Capital Resources -- Upgrade of Information Systems and Year 2000 Compliance").

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, Development and Engineering expenses decreased by $0.6 million, or
38.1 percent, to $0.9 million in the second quarter of 1999 from $1.5 million in the second quarter of 1998.

IMPAIRMENT LOSS

The Company recorded an impairment loss of $13.3 million in the second quarter of 1998 due to a write-down of packaging machines in accordance with SFAS 121. The fair value of the machines was determined based on expected future lease revenues and potential disposition.

OTHER EXPENSE, NET

Other Expense, net, decreased by approximately $3.1 million to $0.7 million in the second quarter of 1999 due primarily to non-recurring credits in the second quarter of 1999 relating to utility recoveries and a reversal of a litigation reserve.

INCOME (LOSS) FROM OPERATIONS

Primarily as a result of the factors discussed above, the Company's Income from Operations in the second quarter of 1999 increased by $25.0 million, or 242.0 percent, to $35.3 million from $10.3 million in the second quarter of 1998, while the Company's operating margin increased to 11.8 percent in the second quarter of 1999 from 3.4 percent in the second quarter of 1998. Income from Operations in the Coated Board business segment increased $26.1 million, or
150.2 percent, to $43.5 million in the second quarter of 1999 from $17.4 million in the second quarter of 1998, while the operating margin increased to 15.8 percent in the second quarter of 1999 from 6.0 percent in the second quarter of 1998, primarily as a result of the factors described above. (Loss) from Operations in the Containerboard business segment decreased $1.2 million to a loss of $3.9 million in the second quarter of 1999 from a (Loss) from Operations of $2.7 million in the second quarter of 1998, primarily as a result of the factors described above.

FLUCTUATIONS IN U.S. CURRENCY EXCHANGE RATES

Fluctuations in U.S. dollar currency exchange rates did not significantly impact the Company's operations during the second quarter of 1999 as compared to the same period of 1998.

FIRST SIX MONTHS 1999 COMPARED WITH FIRST SIX MONTHS 1998

NET SALES

As a result of the factors described below, the Company's Net Sales in the first six months of 1999 decreased by $16.0 million, or 2.8 percent, compared with the first six months of 1998. Net Sales in the Coated Board business segment decreased by $20.5 million in the first six months of 1999, or 3.9 percent, to $510.7 million from $531.2 million in the first six months of 1998, due primarily to lower sales volume in international folding cartonboard markets resulting principally from the sale of the Australian folding carton business in March 1998, exiting certain low margin business in the U.K., and lower demand in Asia, and lower sales volume in international beverage markets due principally to weak Brazilian demand. This decrease was somewhat offset by higher sales volume in U.S. beverage markets principally in the soft drink market segment. International beverage sales volumes, however, were positively affected by increased market penetration and strong demand in Japan. Net Sales in the Containerboard business segment increased $4.5 million, or 11.2 percent, to $44.7 million in the first six months of 1999 from $40.2 million in the first six months of 1998, due principally to higher linerboard sales volumes compared to the prior year period as a result of producing linerboard to cover demand shortages in the folding cartonboard markets.

GROSS PROFIT

As a result of the factors discussed below, the Company's Gross Profit for the first six months of 1999 increased $20.5 million, or 21.8 percent, to $114.2 million from $93.7 million in the first six months of 1998. The Company's gross profit margin increased to 20.5 percent for the first six months of 1999 from
16.4 percent in the first six months of 1998. Gross Profit in the Coated Board business segment increased by $23.7 million, or 23.9 percent, to $122.8 million in the first six months of 1999 as compared to $99.2 million in the first six months of 1998, while its gross profit margin increased to 24.1 percent in the first six months of 1999 from 18.7 percent in the first six months of 1998. This increase in gross profit, despite lower sales, resulted principally from worldwide cost reductions and a shift in mix towards more profitable beverage sales. In the Containerboard business segment, Gross Profit decreased $3.9 million to a loss of $8.4 million in the first six months of 1999 as compared to a loss in the first six months of 1998 of $4.5 million due principally to increased volume of linerboard, which at current prices, is sold at a negative margin.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, General and Administrative expenses increased $2.7 million, or 5.0 percent, to $57.1 million in the first six months of 1999 as compared to $54.4 million in the first six months of 1998, and as a percentage of Net Sales, increased from 9.5 percent in the first six months of 1998 to 10.3 percent in the first six months of 1999. This increase was due primarily to incremental non-capitalizable costs relating to the implementation of a new computerized information system (see "--Financial Condition, Liquidity and Capital Resources -- Upgrade of Information Systems and Year 2000 Compliance").

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, Development and Engineering expenses decreased by $1.2 million, or
37.7 percent, to $2.0 million in the first six months of 1999 from $3.2 million in the first six months of 1998.

IMPAIRMENT LOSS

The Company recorded an impairment loss of $13.3 million in the first six months of 1998 due to a write-down of packaging machines in accordance with SFAS 121. The fair value of the machines was determined based on expected future lease revenues and potential disposition.

OTHER EXPENSE, NET

Other Expense, net, decreased by approximately $4.3 million to $1.0 million in the first six months of 1999 due primarily to non-recurring credits in the first six months of 1999 relating to utility recoveries and a reversal of a litigation reserve.

INCOME (LOSS) FROM OPERATIONS

Primarily as a result of the factors discussed above, the Company's Income from Operations in the first six months of 1999 increased by $36.6 million, or 208.4 percent, to $54.1 million from $17.6 million in the first six months of 1998, while the Company's operating margin increased to 9.7 percent in the first six months of 1999 from 3.1 percent in the first six months of 1998. Income from Operations in the Coated Board business segment increased $39.3 million, or
115.8 percent, to $73.3 million in the first six months of 1999 from $34.0 million in the first six months of 1998, while the operating margin increased to
14.4 percent in the first six months of 1999 from 6.4 percent in the first six months of 1998, primarily as a result of the factors described above. (Loss) from Operations in the Containerboard business segment decreased $4.0 million to a loss of $11.3 million in the first six months of 1999 from a (Loss) from Operations of $7.3 million in the first six months of 1998, primarily as a result of the factors described above.

FLUCTUATIONS IN U.S. CURRENCY EXCHANGE RATES

Fluctuations in U.S. dollar currency exchange rates did not significantly impact the Company's operations during the first six months of 1999 as compared to the same period of 1998.

INTEREST INCOME, INTEREST EXPENSE, INCOME TAX EXPENSE, EQUITY IN NET (LOSS) EARNINGS OF AFFILIATES

INTEREST INCOME

Interest Income decreased to $0.6 million in the first six months of 1999 from $0.7 million in the first six months of 1998.

INTEREST EXPENSE

Interest Expense decreased $0.8 million to $88.2 million in the first six months of 1999 from $89.0 million in the first six months of 1998.

INCOME TAX EXPENSE

During the first six months of 1999, the Company recognized an income tax expense of $0.9 million on a (Loss) before Income Taxes and Equity in Net (Loss) Earnings of Affiliates of $33.4 million. During the first six months of 1998, the Company recognized an income tax expense of $2.0 million on a (Loss) before Income Taxes and Equity in Net Earnings of Affiliates of $70.7 million. These expenses differed from the statutory federal income tax rate primarily because of valuation allowances established on net operating loss carryforward tax assets in the U.S. and certain international locations where the realization of such benefits is less likely than not.

EQUITY IN NET (LOSS) EARNINGS OF AFFILIATES

Equity in Net (Loss) Earnings of Affiliates is comprised primarily of the Company's equity in net earnings of Igaras, which is accounted for under the equity method of accounting. Equity in Net (Loss) Earnings of Affiliates decreased $7.1 million to a (Loss) of $2.1 million in the first six months of 1999 from Earnings of $5.0 million in the first six months of 1998 resulting from an overall downturn in the Brazilian markets and the devaluation of the Real as described below.

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

CASH FLOWS

Cash and equivalents decreased by approximately $2.0 million in the first six months of 1999 primarily as a result of $36.5 million net cash used in investing activities and $6.0 million of net cash used in operating activities somewhat offset by $41.7 million of net cash provided by financing activities. Cash used in operating activities primarily related to an increase in receivables and inventories. Cash used in investing activities resulted primarily from purchases of property, plant and equipment. Cash provided by financing activities resulted primarily from an increase in the Revolving Facility. Depreciation and amortization during the first six months of 1999 totaled approximately $70.7 million, and is expected to be approximately $145 million to $155 million for 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise primarily from debt service on the substantial indebtedness incurred in connection with the Merger and from the funding of its capital expenditures. As of June 30, 1999, the Company had outstanding approximately $1,736 million of long-term debt, consisting primarily of $650 million aggregate principal amount of the 1996 Notes, $250 million of the 1997 Notes, $639 million outstanding under the Term Loan Facility and additional amounts under the Revolving Facility, the Machinery Facility and other debt issues and facilities. During the first six months of 1999, the Company repaid approximately $8.5 million of debt. The Company had a net increase in revolving credit facilities borrowings of approximately $50.6 million due primarily to seasonal inventory build-up, increased capital spending and cash payments relating to the restructuring charge taken in the fourth quarter of 1998. In the first six months of 1998, a similar operational increase in the revolving credit facilities was partially offset by proceeds from the sale of the Australian folding carton business in March 1998.

DEBT SERVICE

Principal and interest payments under the Term Loan Facility, the Revolving Facility and the Machinery Facility, together with interest payments on the 1997 Notes and 1996 Notes, represent significant liquidity requirements for the Company. Scheduled remaining term loan principal payments under the Term Loan Facility will be approximately $2 million, $4 million, $120 million, $173 million, $184 million and $156 million for each of the years 1999 through 2004, respectively.

The Revolving Facility will mature in March 2003 and the Machinery Facility will mature in March 2001, with all amounts then outstanding becoming due. The Company expects that its working capital and business needs will require it to continue to have access to these or similar revolving credit facilities after their respective maturity dates, and that the Company accordingly will have to extend, renew, replace or otherwise refinance such facilities at or prior to such dates. No assurance can be given that it will be able to do so. The loans under the Facilities bear interest at floating rates based upon the interest rate option elected by the Company. The Tranche A term loans, Tranche B term loans and Tranche C term loans under the term loan Facility bore interest as of June 30, 1999 at an average rate per annum of 7.7 percent. The Senior Notes, the 1997 Notes and the Senior Subordinated Notes bear interest at rates of 10 1/4 percent, 10 5/8 percent and 10 7/8 percent, respectively. Interest expense in 1999 is expected to be approximately $175 million, including approximately $10 million of non-cash amortization of deferred debt issuance costs. During the first six months of 1999, cash paid for interest was approximately $83.1 million.

The Company uses interest rate swaps to fix a portion of its variable rate Term Loan Facility to a fixed rate in order to reduce the impact of interest rate changes on future income. The difference to be paid or received under these agreements is recognized as an adjustment to interest expense related to that debt. At June 30, 1999, the Company had interest rate swap agreements with a notional amount of $300 million, under which the Company will pay fixed rates of
5.05 percent to 5.945 percent and receive three-month LIBOR.

COVENANT RESTRICTIONS

The Credit Agreements impose restrictions on the Company's ability to make capital expenditures and both the Credit Agreements and the indentures governing the 1996 Notes and the 1997 Notes limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, meet its capital spending program, provide for unanticipated capital investments or take advantage of business opportunities. The covenants contained in the Credit Agreements also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, repay the relevant 1996 Notes or the 1997 Notes, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with affiliates, and otherwise restrict corporate activities. The covenants contained in such indentures also impose restrictions on the operation of the Company's business. At June 30, 1999, the Company was in compliance with the financial covenants in the Credit Agreements.

CAPITAL EXPENDITURES

Capital spending for the first six months of 1999 was approximately $31.5 million, up 117.7% from $14.5 million in the first six months of 1998. Capital spending during the first six months of 1999 related primarily to upgrading the Company's information systems, increasing paper production efficiencies, increasing converting capacity and manufacturing packaging machinery. Total capital spending for 1999 is expected to be between $70 million and $85 million, and is expected to relate principally to the implementation of SAP, improving the Company's process capabilities, the production of packaging machinery, and cluster rule compliance. See "--Upgrade of Information Systems and Year 2000 Compliance".

FINANCING SOURCES AND CASH FLOWS

In connection with the global restructuring program initiated in the fourth quarter of 1998, the Company plans to reduce its European workforce by approximately 300 employees in 1999 and to implement other initiatives designed to improve productivity and profitability across the global organization. This program will cost approximately $25.6 million and is on target and expected to be completed by the end of 1999. At June 30, 1999, $18.6 million of this total was accrued in Accounts payable and other accrued liabilities on the Condensed Consolidated Balance Sheets. During the first six months of 1999, $6.1 million was utilized and charged against the accrual and related primarily to severance costs.

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

At June 30, 1999, the Company and its U.S. and international subsidiaries had the following amounts of commitments, amounts outstanding and amounts available under revolving credit facilities:

                                TOTAL AMOUNT       TOTAL AMOUNT     TOTAL AMOUNT
                                     OF           OUTSTANDING AT    AVAILABLE AT
                                 COMMITMENTS      JUNE 30, 1999     JUNE 30, 1999
                                ------------      --------------    -------------

(IN THOUSANDS OF DOLLARS)
Revolving Facility                 $400,000          $166,000          $234,000
Machinery Facility                  140,000            21,000            24,000
International Facilities             16,264             4,159            12,105
                                   --------          --------          --------
                                   $556,264          $191,159          $270,105
                                   ========          ========          ========

The Machinery Facility is limited by a borrowing base. Undrawn Revolving Facility availability is expected to be used to meet future working capital and other business needs of the Company. The Company anticipates pursuing additional working capital financing for its foreign operations as necessary.

As described above, the Company has substantial liquidity and anticipates that its liquidity position at December 31, 1999 will be on par with year-end 1998 levels. The Company believes that cash generated from operations, together with amounts available under its Revolving Facility, the Machinery Facility and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs until the maturity of the Revolving Facility (assuming extension or refinancing of the Machinery Facility at its earlier maturity), although no assurance can be given in this regard. The Company's future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see "--Covenant Restrictions"), will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control and will be substantially dependent on the selling prices for the Company's products and the Company's ability to successfully implement its overall business and profitability strategies.

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

On December 6, 1995, Forrest Kelly Clay, a former shareholder of the Predecessor, commenced a purported class action lawsuit in the United States District Court for the Northern District of Georgia, against the Company and certain of its officers (the "Individual Defendants," and together with the Company, the "Defendants"). In his complaint, Clay generally alleged that the Defendants violated the federal securities laws by disseminating misleading statements and by omissions concerning the strategic alternatives that the Predecessor was considering, including its potential sale to a third-party investor. The complaint also alleged that the Individual Defendants, through their exercise of stock appreciation rights ("SARs"), violated the federal securities laws by trading in the Predecessor's securities while in possession of material, non-public information. The complaint generally sought damages in an unspecified amount, as well as other relief. On June 2, 1997, the court granted Defendants' Motion for Summary Judgment and dismissed the action in its entirety. The court based its ruling on the facts that (i) none of the statements attributable to the Company concerning its review of strategic alternatives was false and (ii) there is no causal relationship between plaintiff's purchase of Riverwood common stock and the Individual Defendants' exercise of SARs. On October 14, 1998, the U.S. Court of Appeals for the Eleventh Circuit affirmed the dismissal. The Court of Appeals ruled that (i) none of the statements attributable to the Company concerning its review of strategic alternatives was false and (ii) the SARs were not securities. On November 5, 1998, Clay filed a motion seeking rehearing en banc. The motion for rehearing was denied. The decision of District Court was affirmed on May 27, 1999.

On August 21, 1998 William D. Tatum, C. Steven Clark, Thomas W. Brabston, Sr., and Joe O. Harper, Jr. ("Plaintiffs"), all former employees of the Company, commenced a purported class action lawsuit in the Superior Court of Fulton County, Georgia, against the Company and certain current and former officers of the Company. In the complaint, Plaintiffs alleged generally that the Company and such officers (1) breached the terms of the contracts between Plaintiffs and the Predecessor governing Premium Stock Appreciation Rights ("PSARs") as a result of a suspension requested on August 23, 1995, (2) breached an implied covenant of good faith and fair dealing in connection with both the suspension and the lifting of that suspension and (3) engaged in fraud and negligent misrepresentation in connection with the lifting of the suspension by (a) failing to tell Plaintiffs that certain officers of the Predecessor were planning to exercise PSARs on September 21, 1995 and (b) failing to inform Plaintiffs of the status of the Predecessor's review of strategic alternatives as of September 21, 1995. Plaintiffs sought (i) an order granting class certification, (ii) an award of compensatory damages, (iii) pre-judgment interest, (iv) punitive damages in an amount to be determined by the jury and
(v) litigation expenses, including attorneys' fees. The defendants have answered the complaint. In addition, on October 16, 1998, the defendants moved to strike the class allegations in the complaint, and, on October 30, 1998, moved to dismiss the complaint. On January 6, 1999, the court granted the motion to strike the class allegations and denied the motion to dismiss the complaint. One additional plaintiff has been added. The Company has settled the claims of three plaintiffs. Discovery has been completed with respect to the claims of the remaining plaintiffs and a motion has been filed for summary judgment which should be heard in September of 1999.

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

UPGRADE OF INFORMATION SYSTEMS AND YEAR 2000 COMPLIANCE

On April 1, 1999, the Company successfully implemented a new information system, based on the SAP R3 software, in all its domestic locations as part of a project designed to upgrade its worldwide information systems that is expected to cost up to approximately $35 million to be spent through 1999. This amount includes expenditures for the new enterprise-wide information system, replacement of computer hardware and related machinery and equipment, training, third party consultants and some additional costs designed to greater improve the business operational systems not initially budgeted at the beginning of the project. After three months, the Company has addressed the majority of issues that are typical with such a complex system conversion. Under SAP, the Company expects a major improvement in its information systems and business processes, as well as achievement of Year 2000 compliance with regards to its information systems. This initiative utilized both internal and external resources. Total spending on this project during the first six months of 1999 was $11.5 million, all of which was capitalized. Total project spending to date was $31.7 million, of which $24.8 million was capitalized. Future expenditures will be funded by cash from operations and current credit facilities.

As part of the information systems upgrade, the Company has replaced its computer software applications and substantially all information technology ("IT") and non-IT systems to accommodate the Year 2000 dating changes necessary to permit correct recording of yearly dates for 2000 and later years. To date, the Company has replaced all domestic desktops, laptops, and network hardware. The Year 2000 compliance program includes an analysis of all manufacturing systems in the Company's plants and mills to determine Year 2000 compliance. This process consists of three phases, namely review of all manufacturing systems, determination of which systems (if any) need to be replaced or remediated, and replacement or remediation, as necessary, of non-compliant systems. The Company has completed the second phase of the process and is currently conducting the third phase. To the extent that material manufacturing systems need to be replaced or remediated in any material respect, additional material costs could be incurred, although the Company does not currently believe that any such costs would be material to its financial condition or results of operations (other than the investment in information systems of up to approximately $35 million, of which $31.7 million has been spent to date).

The Company expects that it will achieve Year 2000 compliance by the end of 1999, but would anticipate a material disruption in its operations as the result of any failure in a critical manufacturing, operations or information system. However, the effect on the Company's business, financial condition or results of operations cannot be determined at this time. The Company believes that it will implement Year 2000 compliant systems far enough in advance of January 1, 2000 to correct all anticipated issues. Accordingly, the Company does not currently have a contingency plan relating to the Year 2000 issue (although the Company will evaluate appropriate courses of action if circumstances change). The Company is communicating with its significant suppliers and customers about compliance of their own systems and, based on information received to date from such suppliers and customers, expects that they will achieve Year 2000 compliance, although no assurance can be given in this regard. If the Company or any of its significant suppliers, utilities or customers fails to achieve Year 2000 compliance on a timely basis, the possible material consequences could include, among other things, temporary plant closings, delays in delivery of products, delays in receipt of supplies, and invoice and collection errors.

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

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in "- General Business Trends and Initiatives" concerning (a) the improvements which the Company's long-term initiatives, including, without limitation, its profit center reorganization and recently announced global restructuring, are designed to achieve, (b) the Company's expectation that the second Macon Mill paper machine will be able produce approximately 250,000 tons annually of reduced caliper CUK Board by the end of 1999 and (c) the Company's expectation that beverage cartonboard tonnage will increase in 1999; (ii) the statements in "-Outlook" concerning (a) the Company's expectation that its 1999 EBITDA will significantly exceed its 1998 EBITDA as well as each of the factors which the Company believes support such expectation, (b) the Company's expectations that it will achieve continued sales volume increases in its international beverage markets with the exception of Brazil, (c) the Company's expectations that it will achieve sales volume increases in 1999 for its U.S. soft drink markets and its U.S. beer markets, (d) the Company's expectations regarding regaining lost demand in its folding cartonboard markets if market conditions improve with recently announced price increases for competing substrates, and (e) the Company's expectations that it will benefit from recently negotiated annual supply agreements for the rest of 1999; (iii) the statements in "Financial Condition, Liquidity and Capital Resources" concerning (a) the Company's expectation that depreciation and amortization for 1999 will be approximately $145 million to $155 million, (b) the Company's expectation that 1999 interest expense will be approximately $175 million including approximately $10 million of non-cash amortization of deferred debt issuance costs, (c) the Company's expectation that total capital spending for 1999 will range from $70 to $85 million and that the planned upgrading of the Company's information systems will cost up to $35 million through 1999 (and its belief that the Company will achieve Year 2000 compliance by the end of 1999 and its other statements and beliefs in "- Upgrade of Information Systems and Year 2000 Compliance"), (d) the Company's belief that cash generated from operations, together with amounts available under available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs until the maturity of the Revolving Facility (assuming extension or refinancing of the Machinery Facility at its earlier maturity), (e) the Company's expectations with respect to capital spending that may be required to comply with the cluster rules and that, based on current knowledge, environmental costs are not expected to have a material impact on the results of operations, cash flows or financial condition of the Company and (f) the Company's belief and estimates in respect of certain Louisiana income tax matters relating to the Section 338(h)(10) election, including, without limitation, management's belief that additional tax ultimately paid (if any) would be substantially less than $47 million and (iv) other statements as to management's or the Company's expectations and beliefs presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

ACCOUNTING CHANGES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes standards for the way companies account for and report on derivative instruments and hedging activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not determined the impact that SFAS No. 133 will have on its financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II,
Item 7A, "Quantitative and Qualitative Disclosure about Market Risk", in the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 1998. There have been no significant developments with respect to interest rates, derivatives or exposure to market risk during the first six months of 1999.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

Not applicable

ITEM 2.           CHANGES IN SECURITIES.

Not applicable

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

Not applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 4, 1999, a Written Consent in Lieu of Annual Meeting was executed by the stockholders of Riverwood Holding, Inc. and the following items were approved by the stockholders:

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

         2. Appointment of Deloitte & Touche, LLP as independent public accountants of the Company for the year 1999.

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


                                            RIVERWOOD HOLDING, INC.
                                            ------------------------------------
                                            (Registrant)



Date:  August 13, 1999                      By:  /s/  Edward W. Stroetz Jr.
                                                --------------------------------
                                                      Edward W. Stroetz Jr.
                                                      Secretary


Date:  August 13, 1999                      By:  /s/  Daniel J. Blount
                                                 -------------------------------
                                                      Daniel J. Blount
                                                      Vice President and
                                                      Chief Financial Officer