Form 10-Q
period 1999-09-30
RIVERWOOD HOLDING INC
filed 1999-11-12
CIK 886239

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from_______________ to______________

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

Yes   [x]       No   [ ].

         At November 9, 1999 there were 7,062,880 shares and 500,000 shares of the registrant's Class A and Class B common stock, respectively, outstanding.

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

                          RIVERWOOD HOLDING, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS OF DOLLARS)

                                                                  SEPTEMBER 30,           DECEMBER 31,
                                                                      1999                   1998
                                                                  -------------          -------------
                                                                   (UNAUDITED)
ASSETS
Current Assets:
    Cash and equivalents                                          $       9,496          $      13,840
    Receivables, net of allowances                                      167,523                142,221
    Inventories                                                         176,062                167,388
    Prepaid expenses                                                     10,749                  8,579
    Deferred tax assets                                                     273                    298
                                                                  -------------          -------------
Total Current Assets                                                    364,103                332,326

Property, Plant and Equipment, net of accumulated
      depreciation of $398,256 in 1999 and $310,008 in 1998           1,446,657              1,495,490
Investments in Net Assets of Equity Affiliates                          139,328                143,611
Goodwill, net of accumulated amortization of $27,818 in 1999
      and $21,857 in 1998                                               290,104                296,065
Other Assets                                                            142,611                150,109
                                                                  -------------          -------------
Total Assets                                                      $   2,382,803          $   2,417,601
                                                                  =============          =============

LIABILITIES
Current Liabilities:
    Short-term debt                                               $       9,032          $      17,613
    Accounts payable and other accrued liabilities                      252,309                261,164
                                                                  -------------          -------------
Total Current Liabilities                                               261,341                278,777

Long-Term Debt, less current portion                                  1,727,406              1,680,415
Other Noncurrent Liabilities                                            103,364                115,435
                                                                  -------------          -------------
Total Liabilities                                                     2,092,111              2,074,627
                                                                  -------------          -------------

Contingencies and Commitments (Note 5)

Redeemable Common Stock, at current redemption value                      6,307                  6,205
                                                                  -------------          -------------

SHAREHOLDERS' EQUITY
Nonredeemable Common Stock                                                   75                     75
Capital in Excess of Par Value                                          750,365                750,100
(Accumulated Deficit)                                                  (448,038)              (397,913)
Cumulative Currency Translation Adjustment                              (18,017)               (15,493)
                                                                  -------------          -------------
Total Shareholders' Equity                                              284,385                336,769
                                                                  -------------          -------------
Total Liabilities and Shareholders' Equity                        $   2,382,803          $   2,417,601
                                                                  =============          =============


See Notes to Condensed Consolidated Financial Statements.

                            RIVERWOOD HOLDING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                               THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                       -----------------------------------    --------------------------------
                                                       September 30,       September 26,      September 30,      September 26,
                                                            1999               1998               1999              1998
                                                       ---------------    ----------------    --------------    --------------

Net Sales                                                  $ 268,694           $ 292,766         $ 824,058         $ 864,176
Cost of Sales                                                211,217             236,390           652,393           714,074
Selling, General and Administrative                           25,935              28,913            83,041            83,294
Research, Development and Engineering                          1,028                 980             3,014             4,170
Impairment Loss                                                   --                  --                --            13,342
Other (Income) Expense, net                                   (1,219)                (92)             (248)            5,168
                                                           ---------           ---------         ---------         ---------

Income from Operations                                        31,733              26,575            85,858            44,128
Interest Income                                                  119                 291               756               958
Interest Expense                                              45,313              43,554           133,492           132,509
                                                           ---------           ---------         ---------         ---------

(Loss) before Income Taxes and Equity in
   Net Earnings (Loss) of Affiliates                         (13,461)            (16,688)          (46,878)          (87,423)
Income Tax Expense (Benefit)                                     770              (1,864)            1,674               167
                                                           ---------           ---------         ---------         ---------

(Loss) before Equity in Net Earnings (Loss)
   of Affiliates                                             (14,231)            (14,824)          (48,552)          (87,590)
Equity in Net Earnings (Loss) of Affiliates                      518               3,699            (1,573)            8,712
                                                           ---------           ---------         ---------         ---------

Net (Loss)                                                 $ (13,713)          $ (11,125)        $ (50,125)        $ (78,878)
                                                           ---------           ---------         ---------         ---------

Other comprehensive Income (Loss), net of tax:
   Foreign currency translation adjustments                    2,314              (1,259)           (2,524)           (3,268)
                                                           ---------           ---------         ---------         ---------

Comprehensive (Loss)                                       $ (11,399)          $ (12,384)        $ (52,649)        $ (82,146)
                                                           =========           =========         =========         =========


See Notes to Condensed Consolidated Financial Statements.

                            RIVERWOOD HOLDING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                                       NINE MONTHS ENDED       NINE MONTHS ENDED
                                                                       SEPTEMBER 30, 1999      SEPTEMBER 26, 1998
                                                                       ------------------      ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)                                                                   $ (50,125)              $ (78,878)
Noncash Items Included in Net (Loss):
     Depreciation and amortization                                             106,972                 105,346
     Deferred income taxes                                                        (656)                    (29)
     Impairment loss                                                                --                  13,342
     Pension, postemployment and postretirement benefits,
        net of benefits paid                                                     3,304                   1,773
     Equity in net loss (earnings) of affiliates, net of dividends               4,331                  (6,185)
     Amortization of deferred debt issuance costs                                7,688                   7,600
     Other, net                                                                  1,660                      97
(Increase) Decrease in Current Assets:
     Receivables                                                               (24,835)                (21,801)
     Inventories                                                               (18,256)                  8,343
     Prepaid expenses                                                           (2,012)                  2,437
(Decrease) Increase in Accounts payable and other accrued liabilities           (9,490)                  1,770
(Decrease) Increase in Other Noncurrent Liabilities                            (11,311)                  5,200
                                                                             ---------               ---------
Net Cash Provided by Operating Activities                                        7,270                  39,015
                                                                             ---------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property, Plant and Equipment                                     (47,689)                (21,980)
Proceeds from Sale of Assets                                                        --                  50,755
(Increase) Decrease in Other Assets                                             (1,428)                    648
                                                                             ---------               ---------
Net Cash (Used in) Provided by Investing Activities                            (49,117)                 29,423
                                                                             ---------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase (Decrease) in Notes Payable                                        51,600                 (57,189)
Proceeds from Issuance (Repurchases) of Redeemable
   Common Stock, net                                                               367                    (893)
Payments on Debt                                                               (13,283)                (11,729)
                                                                             ---------               ---------
Net Cash Provided by (Used in) Financing Activities                             38,684                 (69,811)
                                                                             ---------               ---------
Effect of Exchange Rate Changes on Cash                                         (1,181)                    849
                                                                             ---------               ---------
Net (Decrease) in Cash and Equivalents                                          (4,344)                   (524)
Cash and Equivalents at Beginning of Period                                     13,840                  15,751
                                                                             ---------               ---------
Cash and Equivalents at End of Period                                        $   9,496               $  15,227
                                                                             =========               =========

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

NOTE 3 - INVENTORIES

The major classes of inventories were as follows:


(IN THOUSANDS OF DOLLARS)                     SEPTEMBER 30, 1999              DECEMBER 31, 1998
-------------------------                     ------------------              -----------------

Finished goods                                   $       87,279                $       72,120
Work-in-process                                          14,633                         7,157
Raw materials                                            42,651                        52,669
Supplies                                                 31,499                        35,442
                                                 --------------                --------------
Total                                            $      176,062                $      167,388
                                                 ==============                ==============

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

The following represents the summarized income statement information for Igaras, of which the Company recognizes 50 percent in its results of operations:

                                       THREE MONTHS ENDED                        NINE MONTHS ENDED
                                ---------------------------------        -----------------------------------
                                SEPTEMBER 30,       SEPTEMBER 26,        SEPTEMBER 30,         SEPTEMBER 26,
                                     1999                1998                 1999                  1998
                                -------------       -------------        -------------         -------------
(IN THOUSANDS OF DOLLARS)
Net Sales                          $52,055             $63,494             $ 142,513              $190,715
Cost of Sales                       40,814              50,722               120,777               148,526
                                   -------             -------             ---------              --------

Gross Profit                       $11,241             $12,772             $  21,736              $ 42,189
                                   =======             =======             =========              ========

Income from Operations             $ 5,070             $ 5,854             $   6,529              $ 20,900
                                   =======             =======             =========              ========

Net (Loss) Income                  $ 1,055             $ 3,964             $  (5,003)             $ 12,726
                                   =======             =======             =========              ========


During the first nine months of 1999 and 1998, the Company received dividends from Igaras totaling $1.4 million and $2.5 million, respectively, net of taxes of $0.3 million and $0.4 million respectively. Under the Igaras joint venture agreement, Igaras is required to pay dividends equal to at least 25 percent of its net profits.

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

During the third quarter of 1999, the Company sold an investment other than Igaras, resulting in a receipt of a final dividend of $0.8 million. No significant gain or loss was recognized in accordance with the sale.

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

NOTE 7 - DISPOSITION OF BUSINESS

In connection with the global restructuring program initiated in the fourth quarter of 1998, the Company plans to reduce its European workforce by approximately 300 employees in 1999 and to implement other initiatives designed to improve productivity and profitability across the global organization. This program will cost approximately $25.6 million and is on target and expected to be completed in 1999. At September 30, 1999, $15.4 million of this total was accrued in Accounts payable and other accrued liabilities on the Condensed Consolidated Balance Sheets. During the first nine months of 1999, $9.3 million was utilized and charged against the accrual and related primarily to severance costs.

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

In connection with the Merger, the Company decided to exit certain businesses and operating activities, including the sale or closure of the Company's last dedicated folding carton converting plant in the U.S., located in Kankakee, Illinois, a packaging machinery manufacturing plant in Marietta, Georgia, a beverage multiple packaging converting plant in Bakersfield, California and the trucking transportation operations in West Monroe, Louisiana, as well as the consolidation and realignment of certain operations in the U.S., Australia and Europe. The cost of exiting these businesses and operating activities was recorded as an adjustment to the market value of assets acquired in the Merger and totaled approximately $38.6 million and related to the severance of approximately 750 employees, relocation and other plant closure costs. During the first nine months of 1999, $1.5 million was utilized and charged against the accrual and primarily related to severance costs. At September 30, 1999, $3.3 million of this total was included in Accounts payable and other accrued liabilities in the Condensed Consolidated Balance Sheets and is expected to be paid out through 1999.

NOTE 8 - BUSINESS SEGMENT INFORMATION

Business segment information is as follows:

                                                  THREE MONTHS ENDED                            NINE MONTHS ENDED
                                         ------------------------------------          ------------------------------------
                                         SEPTEMBER 30,          SEPTEMBER 26,          SEPTEMBER 30,          SEPTEMBER 26,
(In thousands of dollars)                    1999                    1998                  1999                   1998
                                         -------------          -------------          -------------          -------------
NET SALES:
Coated Board                               $ 245,005              $ 272,806              $ 755,686              $ 804,035
Containerboard                                23,689                 19,960                 68,372                 60,141
                                           ---------              ---------              ---------              ---------
                                           $ 268,694              $ 292,766              $ 824,058              $ 864,176
                                           =========              =========              =========              =========

INCOME (LOSS) FROM OPERATIONS:
Coated Board*                              $  36,977              $  35,169              $ 110,283              $  69,139
Containerboard                                (1,009)                (4,482)               (12,343)               (11,813)
Corporate                                     (4,235)                (4,112)               (12,082)               (13,198)
                                           ---------              ---------              ---------              ---------
                                           $  31,733              $  26,575              $  85,858              $  44,128
                                           =========              =========              =========              =========

EBITDA:
Coated Board                               $  67,048              $  68,620              $ 202,313              $ 181,814
Containerboard                                 3,425                   (233)                   679                    663
Corporate                                        124                 (1,801)                (3,191)                (5,977)
                                           ---------              ---------              ---------              ---------
                                           $  70,597              $  66,586              $ 199,801              $ 176,500
                                           =========              =========              =========              =========

* Included in Income from Operations for Coated Board is an impairment loss of $13.3 million taken during the three months ended June 27, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In connection with the Merger, the Company entered into a credit agreement (as amended, the "Senior Secured Credit Agreement") that currently provides for senior secured credit facilities (the "Senior Secured Credit Facilities") consisting of $637 million in outstanding term loans under a term loan facility (the "Term Loan Facility") and a $400 million revolving credit facility (the "Revolving Facility"). In addition, Riverwood International Machinery, Inc. ("RIMI"), a wholly-owned subsidiary of Riverwood, entered into a credit agreement (as amended, the "Machinery Credit Agreement", and together with the Senior Secured Credit Agreement, the "Credit Agreements") providing for a $140 million secured revolving credit facility (the "Machinery Facility," and together with the Senior Secured Credit Facilities, the "Facilities") for the purpose of financing or refinancing packaging machinery. In connection with the Merger, the Company also completed an offering of $250 million aggregate principal amount of 10 1/4% Senior Notes due 2006 (the "1996 Senior Notes") and $400 million aggregate principal amount of 10 7/8% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes" and together with the 1996 Senior Notes, the "1996 Notes"). On July 28, 1997, the Company completed an offering of $250 million principal amount of 10 5/8% Senior Notes due 2007 (the "Initial Notes"). The net proceeds of this offering were applied to prepay certain revolving credit borrowings under the Revolving Facility (without any commitment reduction) and to refinance certain Tranche A term loans and other borrowings under the Senior Secured Credit Agreement. A registration statement under the Securities Act of 1933, as amended, registering senior notes of the Company identical in all material respects to the Initial Notes (the "Exchange Notes") offered in exchange for the Initial Notes became effective October 1, 1997. On November 3, 1997, the Company completed its exchange offer of the Initial Notes for the Exchange Notes. The Initial Notes and the Exchange Notes are referred to herein as the 1997 Notes.

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

                                           THREE MONTHS ENDED                         NINE MONTHS ENDED
                                   ---------------------------------         ------------------------------------
                                   SEPTEMBER 30,       SEPTEMBER 26,         SEPTEMBER 30,          SEPTEMBER 26,
                                       1999                1998                  1999                   1998
                                   -------------       -------------         -------------          -------------
(IN THOUSANDS OF DOLLARS)
EBITDA (Segment Data):
      Coated Board                    $67,048             $ 68,620              $ 202,313              $ 181,814
      Containerboard                    3,425                 (233)                   679                    663
      Corporate                           124               (1,801)                (3,191)                (5,977)
                                      -------             --------              ---------              ---------
EBITDA                                $70,597             $ 66,586              $ 199,801              $ 176,500
                                      =======             ========              =========              =========

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

In the Containerboard business segment, conditions in the cyclical worldwide commodity paperboard markets have a substantial impact on the Company's Containerboard sales. The Company is continuing to benefit from its multiple price increases for linerboard, corrugated medium, and kraft paper announced during the first nine months of 1999.

The Company is pursuing a number of long-term initiatives designed to improve productivity and profitability while continuing to implement its Coated Board business strategy. In June 1997, the Company completed the upgrade of the second Macon Mill paperboard machine to begin CUK Board production. During the first nine months of 1999, the Company produced approximately 135,500 tons of CUK Board on the second Macon Mill paperboard machine. In addition, the Company produced approximately 29,000 tons of linerboard on this paper machine during the first nine months of 1999. The Company had expected that the second Macon Mill paperboard machine would be able to produce a full range of calipers of CUK Board of approximately 250,000 tons annually by June 1999. However, as a result of the Company's decision to produce mainly lower caliper CUK Board on that machine, the Company now expects that the second Macon Mill paperboard machine will be at full capacity by the end of 1999.

During the third quarter of 1999, total shipments decreased by approximately 31,000 tons when compared to the third quarter of 1998. This decrease is not the result of reduced production capability or a significant inventory change. Approximately two-thirds of the decrease is due to the rescheduling to the third quarter of a routine maintenance outage at the West Monroe Mill that is typically taken in the fourth quarter and the reduction of non-Riverwood produced folding cartonboard sold in Europe. The maintenance outage negatively impacted EBITDA by approximately $2 million in the third quarter and the Company expects to have a corresponding increase in EBITDA in the fourth quarter. The remainder of the decrease is due to an accounting change due to the implementation of the Company's SAP information system that caused the Company to treat certain low grade coated tons as by-products and not coated board shipments and other miscellaneous adjustments resulting from the Company's SAP conversion.

The Company has undertaken a profit center reorganization of its operations, implemented a global restructuring program (see below), implemented a number of cost saving measures and effected several management changes and, as part of its ongoing reevaluation of current operations and assets, has lowered planned capital expenditures. However, the Company expects capital expenditures will range from $65 to $75 million in 1999 as the Company invests to improve its process capabilities and implements SAP R3 software (see "-Financial Condition, Liquidity and Capital Resources - Upgrade of Information Systems and

 Year 2000 Compliance"). The Company continues to evaluate its current operations and assets with a view to rationalizing its operations and improving profitability, in particular with respect to its international converting assets and strategy. As part of this effort, the Company initiated a $25.6 million global restructuring program in the fourth quarter of 1998 aimed at achieving annualized savings and cost avoidance of approximately $20 million when fully implemented. The global restructuring program is focused in the Company's European operations, and is expected to be completed by the end of 1999 (see "--Financial Condition, Liquidity and Capital Resources--Financing Sources and Cash Flows"). The Company is continuing its inventory reduction initiative.

Packaging machinery placements during the first nine months of 1999 decreased approximately 13% compared to the first nine months of 1998. The Company has been and will continue to be more selective in future packaging machinery placements to ensure appropriate returns. The Company has introduced some new machines in its Quikflex and Autoflex families and has experienced positive results.

OUTLOOK

The Company expects that its 1999 full year EBITDA will significantly exceed its 1998 EBITDA, although no assurance can be given in this regard. The achievement of this expectation is dependent upon (among other things) a number of profit improvement initiatives, including increasing worldwide beverage sales volumes above 1998 levels, improvements in international converting operations, improving U.S. mill throughput as the start-up of the second Macon Mill paper machine continues, the global restructuring program, continued cost savings from other actions taken to date and selling price improvements for containerboard products. In 1999, the Company expects that it will achieve modest sales volume increases in its worldwide beverage markets with the exception of Brazil. The Company also expects sales volume increases in 1999 for its U.S. soft drink markets and, to a lesser extent, its U.S. beer markets, though no assurance can be given that this volume growth will be achieved. The Company is optimistic about containerboard prices as several major containerboard producers recently announced additional price increases. The Company's worldwide folding cartonboard volumes and margins were reduced in the third quarter due to market conditions in Asia and price declines in competing substrates. During the first nine months of 1999, although international folding cartonboard volumes are down, domestic folding cartonboard volumes are consistent with the first nine months of 1998. In response to pressures from competing substrates, the Company selectively reduced folding cartonboard prices to maintain sales volumes. However, based on recent price increases announced for competing substrates, the Company expects its domestic folding cartonboard volumes and pricing to increase in the near term. In response to these announcements, the Company rescinded the selective price reductions and announced a $40 per ton price increase for its domestic folding carton and beverage products effective December 1, 1999.

RESULTS OF OPERATIONS

                                                     THREE MONTHS ENDED                           NINE MONTHS ENDED
                                         ----------------------------------------       --------------------------------------
                                                          % INCREASE                                   % INCREASE
                                                          (DECREASE)                                   (DECREASE)
                                         SEPT. 30,        FROM PRIOR    SEPT. 26,       SEPT. 30,      FROM PRIOR    SEPT. 26,
(IN THOUSANDS OF DOLLARS)                  1999             PERIOD        1998            1999           PERIOD         1998
                                         ---------        ----------    ---------       ---------      ----------    ---------
Net Sales (Segment Data):
   Coated Board                          $ 245,005           (10.2)%    $ 272,806       $ 755,686          (6.0)%    $ 804,035
   Containerboard                           23,689            18.7         19,960          68,372          13.7         60,141
                                         ---------                      ---------       ---------                    ---------
Net Sales                                  268,694            (8.2)       292,766         824,058          (4.6)       864,176
Cost of Sales                              211,217           (10.6)       236,390         652,393          (8.6)       714,074
                                         ---------                      ---------       ---------                    ---------
Gross Profit                                57,477             2.0         56,376         171,665          14.4        150,102
Selling, General and Administrative         25,935           (10.3)        28,913          83,041          (0.3)        83,294
Research, Development and
  Engineering                                1,028             4.9            980           3,014         (27.7)         4,170
Impairment Loss                                 --             N/A             --              --        (100.0)        13,342
Other Expenses (Income), net                (1,219)       (1,225.0)           (92)           (248)       (100.0)         5,168
                                         ---------                      ---------       ---------                    ---------
Income from Operations                   $  31,733            19.4      $  26,575       $  85,858          94.6      $  44,128
                                         =========                      =========       =========                    =========

Income (Loss) from Operations
 (Segment Data):
   Coated Board*                         $  36,977             5.1%     $  35,169       $ 110,283          59.5%     $  69,139
   Containerboard                           (1,009)           77.5         (4,482)        (12,343)         (4.5)       (11,813)
   Corporate                                (4,235)           (3.0)        (4,112)        (12,082)          8.5        (13,198)
                                         ---------                      ---------       ---------                    ---------
Income from Operations                   $  31,733            19.4      $  26,575       $  85,858          94.6      $  44,128
                                         =========                      =========       =========                    =========

* Included in Income from Operations for Coated Board is an impairment loss of $13.3 million taken in the three months ended June 27, 1998.

PAPERBOARD SHIPMENTS

The following represents shipments of Coated Board and Containerboard to outside customers. Shipments of Coated Board represent sales to customers of beverage carrierboard, folding cartonboard and WLC (other than from the Swedish
Mill). Shipments from the Swedish Mill represent sales to customers of WLC produced at this mill. Shipments of Containerboard represent sales to customers of linerboard, corrugating medium kraft paper and various other items, principally off-specification coated board. Total shipments for the three and nine months ended September 30, 1999 and September 26, 1998 were as follows:

                                         THREE MONTHS ENDED                     NINE MONTHS ENDED
                                  --------------------------------      ----------------------------------
                                  SEPTEMBER 30,      SEPTEMBER 26,      SEPTEMBER 30,        SEPTEMBER 26,
                                      1999               1998               1999                 1998
                                  ------------       -------------      -------------        -------------
(IN THOUSANDS OF TONS)
Coated Board                         240.9               269.9               727.1               781.3
Swedish Mill                          32.3                34.6                98.5               104.2
Containerboard                        68.6                68.4               230.1               205.3
                                     -----               -----             -------             -------
                                     341.8               372.9             1,055.7             1,090.8
                                     =====               =====             =======             =======

THIRD QUARTER 1999 COMPARED WITH THIRD QUARTER 1998

NET SALES

As a result of the factors described below, the Company's Net Sales in the third quarter of 1999 decreased by $24.1 million, or 8.2 percent, compared with the third quarter of 1998. Net Sales in the Coated Board business segment decreased by $27.8 million in the third quarter of 1999, or
10.2 percent, to $245.0 million from $272.8 million in the third quarter of 1998, due primarily to lower sales volume in international folding cartonboard markets resulting principally from lower demand in Asia, exiting certain low margin business in the U.K., and lower sales volumes and slightly lower pricing in the U.S. folding cartonboard markets due primarily to pressures from competing substrates. These decreases were somewhat offset by higher worldwide beverage volumes due principally to increased market penetration and strong demand in Japan. Net Sales in the Containerboard business segment increased $3.7 million, or 18.7 percent, to $23.7 million in the third quarter of 1999 from $20.0 million in the third quarter of 1998, due principally to higher pricing.

GROSS PROFIT

As a result of the factors discussed below, the Company's Gross Profit for the third quarter of 1999 increased $1.1 million, or 2.0 percent, to $57.5 million from $56.4 million in the third quarter of 1998. The Company's gross profit margin increased to 21.4 percent for the third quarter of 1999 from 19.3 percent in the third quarter of 1998. Gross Profit in the Coated Board business segment decreased by $1.8 million, or 3.0 percent, to $57.3 million in the third quarter of 1999 as compared to $59.1 million in the third quarter of 1998, while its gross profit margin increased to 23.4 percent in the third quarter of 1999 from
21.6 percent in the third quarter of 1998. While the decrease in Coated Board Gross Profit is due directly to lower Net Sales, the increase in gross profit margin resulted principally from a shift in mix towards more profitable beverage sales and worldwide cost reductions. In the Containerboard business segment, Gross Profit increased $3.0 million to a gain of $0.3 million in the third quarter of 1999 as compared to a loss in the third quarter of 1998 of $2.7 million due principally to increased pricing.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, General and Administrative expenses decreased $3.0 million, or 10.3 percent, to $25.9 million in the third quarter of 1999 as compared to $28.9 million in the third quarter of 1998, due mainly to lower expenses related to the implementation and start-up of SAP. As a percentage of Net Sales, Selling, General and Administrative expenses decreased from 9.9 percent in the third quarter of 1998 to 9.7 percent in the third quarter of 1999.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, Development and Engineering expenses remained stable at $1.0 million in the third quarter of 1999 and in the third quarter of 1998.

OTHER (INCOME) EXPENSE, NET

Other (Income) Expense, net, increased by approximately $1.1 million to $(1.2) million in the third quarter of 1999 due primarily to a net gain resulting from certain foreign currency hedging activities.

INCOME (LOSS) FROM OPERATIONS

Primarily as a result of the factors discussed above, the Company's Income from Operations in the third quarter of 1999 increased by $5.2 million, or 19.4 percent, to $31.7 million from $26.6 million in the third quarter of 1998, while the Company's operating margin increased to 11.8 percent in the third quarter of 1999 from 9.1 percent in the third quarter of 1998. Income from Operations in the Coated Board business segment increased $1.8 million, or 5.1 percent, to $37.0 million in the third quarter of 1999 from $35.2 million in the third quarter of 1998, while the operating margin increased to 15.1 percent in the third quarter of 1999 from 12.9 percent in the third quarter of 1998, primarily as a result of the factors described above. (Loss) from Operations in the Containerboard business segment increased $3.5 million to a loss of $1.0 million in the third quarter of 1999 from a (Loss) from Operations of $4.5 million in the third quarter of 1998, primarily as a result of the factors described above.

FLUCTUATIONS IN U.S. CURRENCY EXCHANGE RATES

Fluctuations in U.S. dollar currency exchange rates did not significantly impact the Company's operations during the third quarter of 1999 as compared to the same period of 1998.

FIRST NINE MONTHS 1999 COMPARED WITH FIRST NINE MONTHS 1998

NET SALES

As a result of the factors described below, the Company's Net Sales in the first nine months of 1999 decreased by $40.1 million, or 4.6 percent, compared with the first nine months of 1998. Net Sales in the Coated Board business segment decreased by $48.3 million in the first nine months of 1999, or 6.0 percent, to $755.7 million from $804.0 million in the first nine months of 1998, due primarily to lower sales volume in international folding cartonboard markets resulting principally from lower demand in Asia, exiting certain low margin business in the U.K., the sale of the Australian folding carton business in March 1998, as well as a substantial decrease in sales volume in Brazil. This decrease was somewhat offset by higher sales volume in U.S. beverage markets principally in the soft drink market segment and higher sales volumes in the international beverage markets due principally to increased market penetration and strong demand in Japan. Net Sales in the Containerboard business segment increased $8.2 million, or 13.7 percent, to $68.4 million in the first nine months of 1999 from $60.1 million in the first nine months of 1998, due principally to higher linerboard sales volumes compared to the prior year period as a result of producing linerboard to cover demand shortages in the folding cartonboard markets and higher pricing.

GROSS PROFIT

As a result of the factors discussed below, the Company's Gross Profit for the first nine months of 1999 increased $21.6 million, or 14.4 percent, to $171.7 million from $150.1 million in the first nine months of 1998. The Company's gross profit margin increased to 20.8 percent for the first nine months of 1999 from 17.4 percent in the first nine months of 1998. Gross Profit in the Coated Board business segment increased by $21.9 million, or 13.8 percent, to $180.1 million in the first nine months of 1999 as compared to $158.2 million in the first nine months of 1998, while its gross profit margin increased to 23.8 percent in the first nine months of 1999 from 19.7 percent in the first nine months of 1998. This increase in gross profit, despite lower sales, resulted principally from a shift in mix towards more profitable beverage sales and worldwide cost reductions. In the Containerboard business segment, Gross Profit decreased $0.9 million to a loss of $8.1 million in the first nine months of 1999 as compared to a loss in the first nine months of 1998 of $7.2 million.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, General and Administrative expenses decreased $0.3 million, or 0.3 percent, to $83.0 million in the first nine months of 1999 as compared to $83.3 million in the first nine months of 1998, and as a percentage of Net Sales, increased from 9.6 percent in the first nine months of 1998 to 10.1 percent in the first nine months of 1999.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, Development and Engineering expenses decreased by $1.2 million, or
27.7 percent, to $3.0 million in the first nine months of 1999 from $4.2 million in the first nine months of 1998.

IMPAIRMENT LOSS

The Company recorded an impairment loss of $13.3 million in the first nine months of 1998 due to a write-down of packaging machines in accordance with SFAS 121. The fair value of the machines was determined based on expected future lease revenues and potential disposition.

OTHER (INCOME) EXPENSE, NET

Other (Income) Expense, net, decreased by approximately $5.4 million to $(0.2) million in the first nine months of 1999 from $5.2 million in the first nine months of 1998 due primarily to non-recurring credits in the first nine months of 1999 relating to utility recoveries and a reversal of a litigation reserve, and a net gain resulting from certain foreign currency hedging activities.

INCOME (LOSS) FROM OPERATIONS

Primarily as a result of the factors discussed above, the Company's Income from Operations in the first nine months of 1999 increased by $41.7 million, or 94.6 percent, to $85.9 million from $44.1 million in the first nine months of 1998, while the Company's operating margin increased to 10.4 percent in the first nine months of 1999 from 5.1 percent in the first nine months of 1998. Income from Operations in the Coated Board business segment increased $41.1 million, or 59.5 percent, to $110.3 million in the first nine months of 1999 from $69.1 million in the first nine months of 1998, while the operating margin increased to 14.6 percent in the first nine months of 1999 from 8.6 percent in the first nine months of 1998, primarily as a result of the factors described above.
(Loss) from Operations in the Containerboard business segment decreased $0.5 million to a loss of $12.3 million in the first nine months of 1999 from a
(Loss) from Operations of $11.8 million in the first nine months of 1998, primarily as a result of the factors described above.

FLUCTUATIONS IN U.S. CURRENCY EXCHANGE RATES

Fluctuations in U.S. dollar currency exchange rates did not significantly impact the Company's operations during the first nine months of 1999 as compared to the same period of 1998.

INTEREST INCOME, INTEREST EXPENSE, INCOME TAX EXPENSE, EQUITY IN NET EARNINGS
(LOSS) OF AFFILIATES

INTEREST INCOME

Interest Income decreased to $0.8 million in the first nine months of 1999 from $1.0 million in the first nine months of 1998.

INTEREST EXPENSE

Interest Expense increased $1.0 million to $133.5 million in the first nine months of 1999 from $132.5 million in the first nine months of 1998.

INCOME TAX EXPENSE

During the first nine months of 1999, the Company recognized an income tax expense of $1.7 million on a (Loss) before Income Taxes and Equity in Net Earnings (Loss) of Affiliates of $46.9 million. During the first nine months of 1998, the Company recognized an income tax expense of $0.2 million on a (Loss) before Income Taxes and Equity in Net Earnings (Loss) of Affiliates of $87.4 million. These expenses differed from the statutory federal income tax rate primarily because of valuation allowances established on net operating loss carryforward tax assets in the U.S. and certain international locations where the realization of such benefits is less likely than not.

EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES

Equity in Net Earnings (Loss) of Affiliates is comprised primarily of the Company's equity in net earnings of Igaras, which is accounted for under the equity method of accounting. Equity in Net Earnings (Loss) of Affiliates decreased $10.3 million to a (Loss) of $(1.6) million in the first nine months of 1999 from Earnings of $8.7 million in the first nine months of 1998 resulting from an overall downturn in the Brazilian markets and the devaluation of the Real as described below.

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

CASH FLOWS

Cash and equivalents decreased by approximately $4.3 million in the first nine months of 1999 primarily as a result of $49.1 million net cash used in investing activities somewhat offset by $7.3 million of net cash provided by operating activities and by $38.7 million of net cash provided by financing activities. Cash used in investing activities resulted primarily from purchases of property, plant and equipment. Cash provided by financing activities resulted primarily from net borrowings under the Revolving Facility. Depreciation and amortization during the first nine months of 1999 totaled approximately $107 million, and is expected to be approximately $145 million to $155 million for 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise primarily from debt service on the substantial indebtedness incurred in connection with the Merger and from the funding of its capital expenditures. As of September 30, 1999, the Company had outstanding approximately $1,732 million of long-term debt, consisting primarily of $650 million aggregate principal amount of the 1996 Notes, $250 million of the 1997 Notes, $637 million outstanding under the Term Loan Facility and additional amounts under the Revolving Facility, the Machinery Facility and other debt issues and facilities. During the first nine months of 1999, the Company repaid approximately $13.3 million of debt. The Company had a net increase in revolving credit facilities borrowings of approximately $51.6 million due primarily to increased capital spending and cash payments relating to the restructuring charge taken in the fourth quarter of 1998.

DEBT SERVICE

Principal and interest payments under the Term Loan Facility, the Revolving Facility and the Machinery Facility, together with interest payments on the 1997 Notes and 1996 Notes, represent significant liquidity requirements for the Company. Scheduled remaining term loan principal payments under the Term Loan Facility will be approximately $4 million, $120 million, $173 million, $184 million and $156 million for each of the years 2000 through 2004, respectively.

The Revolving Facility will mature in March 2003 and the Machinery Facility will mature in March 2001, with all amounts then outstanding becoming due. The Company expects that its working capital and business needs will require it to continue to have access to these or similar revolving credit facilities after their respective maturity dates, and that the Company accordingly will have to extend, renew, replace or otherwise refinance such facilities at or prior to such dates. No assurance can be given that it will be able to do so. The loans under the Facilities bear interest at floating rates based upon the interest rate option elected by the Company. The Tranche A term loans, Tranche B term loans and Tranche C term loans under the term loan Facility bore interest as of September 30, 1999 at an average rate per annum of 7.9 percent. The Senior Notes, the 1997 Notes and the Senior Subordinated Notes bear interest at rates of 10 1/4 percent, 10 5/8 percent and 10 7/8 percent, respectively. Interest expense in 1999 is expected to be approximately $175 million, including approximately $10 million of non-cash amortization of deferred debt issuance costs. During the first nine months of 1999, cash paid for interest was approximately $115.9 million.

The Company uses interest rate swaps to fix a portion of its variable rate Term Loan Facility to a fixed rate in order to reduce the impact of interest rate changes on future income. The difference to be paid or received under these agreements is recognized as an adjustment to interest expense related to that debt. At September 30, 1999, the Company had interest rate swap agreements with a notional amount of $300 million, under which the Company will pay fixed rates of 5.05 percent to 5.945 percent and receive three-month LIBOR.

COVENANT RESTRICTIONS

The Credit Agreements impose restrictions on the Company's ability to make capital expenditures and both the Credit Agreements and the indentures governing the 1996 Notes and the 1997 Notes limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, meet its capital spending program, provide for unanticipated capital investments or take advantage of business opportunities. The covenants contained in the Credit Agreements also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, repay the relevant 1996 Notes or the 1997 Notes, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with affiliates, and otherwise restrict corporate activities. The covenants contained in such indentures also impose restrictions on the operation of the Company's business. At September 30, 1999, the Company was in compliance with the financial covenants in the Credit Agreements.

CAPITAL EXPENDITURES

Capital spending for the first nine months of 1999 was approximately $47.7 million, up 117.0% from $22.0 million in the first nine months of 1998. Capital spending during the first nine months of 1999 related primarily to upgrading the Company's information systems, increasing paper production efficiencies, increasing converting capacity and manufacturing packaging machinery. Total capital spending for 1999 is expected to be between $65 million and $75 million, and is expected to relate principally to the implementation of SAP, improving the Company's process capabilities, the production of packaging machinery, and cluster rule compliance. The Company expects that capital expenditures for 2000 will be at similar levels. See "--Upgrade of Information Systems and Year 2000 Compliance".

FINANCING SOURCES AND CASH FLOWS

In connection with the global restructuring program initiated in the fourth quarter of 1998, the Company plans to reduce its European workforce by approximately 300 employees in 1999 and to implement other initiatives designed to improve productivity and profitability across the global organization. This program will cost approximately $25.6 million and is on target and expected to be completed by the end of 1999. At September 30, 1999, $15.4 million of this total was accrued in Accounts payable and other accrued liabilities on the Condensed Consolidated Balance Sheets. During the first nine months of 1999, $9.3 million was utilized and charged against the accrual and related primarily to severance costs.

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

At September 30, 1999, the Company and its U.S. and international subsidiaries had the following amounts of commitments, amounts outstanding and amounts available under revolving credit facilities:

                                    TOTAL AMOUNT         TOTAL AMOUNT          TOTAL AMOUNT
                                         OF             OUTSTANDING AT         AVAILABLE AT
                                     COMMITMENTS      SEPTEMBER 30, 1999    SEPTEMBER 30, 1999
                                    -------------     ------------------    ------------------
(IN THOUSANDS OF DOLLARS)
Revolving Facility                    $400,000             $167,000             $233,000
Machinery Facility                     140,000               21,000               24,000
International Facilities                18,116                4,892               13,224
                                      --------             --------             --------
                                      $558,116             $192,892             $270,224
                                      ========             ========             ========

The Machinery Facility is limited by a borrowing base. Undrawn Revolving Facility availability is expected to be used to meet future working capital and other business needs of the Company. The Company anticipates pursuing additional working capital financing for its foreign operations as necessary.

As described above, the Company has substantial liquidity. However, the Company does anticipate that its liquidity position at December 31, 1999 will be modestly lower than year-end 1998 levels, due mainly to the effect of restructuring payments as well as a temporary increase in accounts receivable as a result of the increased linerboard sales, which typically have longer payment terms. The Company believes that cash generated from operations, together with amounts available under its Revolving Facility, the Machinery Facility and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs until the maturity of the Revolving Facility (assuming extension or refinancing of the Machinery Facility at its earlier maturity), although no assurance can be given in this regard. The Company's future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see "--Covenant Restrictions"), will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control and will be substantially dependent on the selling prices for the Company's products and the Company's ability to successfully implement its overall business and profitability strategies.

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

UPGRADE OF INFORMATION SYSTEMS AND YEAR 2000 COMPLIANCE

On April 1, 1999, the Company successfully implemented a new information system, based on the SAP R3 software, in all its domestic locations as part of a project designed to upgrade its worldwide information systems that is expected to cost up to approximately $35 million to be spent through 1999. This amount includes expenditures for the new enterprise-wide information system, replacement of computer hardware and related machinery and equipment, training, third party consultants and some additional costs designed to greater improve the business operational systems not initially budgeted at the beginning of the project. Under SAP, the Company expects a major improvement in its information systems and business processes, as well as achievement of Year 2000 compliance with regards to its information systems. This initiative utilized both internal and external resources. Total spending on all SAP related projects during the first nine months of 1999 was $15.8 million, all of which was capitalized. Total spending on all SAP related projects to date was $36.0 million, of which $29.1 million was capitalized. Future expenditures will be funded by cash from operations and current credit facilities.

As part of the information systems upgrade, the Company has replaced its computer software applications and substantially all information technology ("IT") and non-IT systems to accommodate the Year 2000 dating changes necessary to permit correct recording of yearly dates for 2000 and later years. To date, the Company has replaced all domestic desktops, laptops, and network hardware. The Year 2000 compliance program also includes an analysis of all manufacturing systems in the Company's plants and mills to determine Year 2000 compliance. At this time, the Company believes that substantially all of the Company's Year 2000 compliance projects relating to its information and manufacturing systems are completed. As a result, all such systems are in compliance with vendor specifications. During the fourth quarter of 1999, the Company expects to perform final tests designed to ensure that all of its systems will be unaffected by the year 2000 date issue.

The Company expects that it will achieve Year 2000 compliance by the end of 1999, but would anticipate a material disruption in its operations as the result of any failure in a critical manufacturing, operations or information system. However, the effect on the Company's business, financial condition or results of operations cannot be determined at this time. The Company believes that it will implement Year 2000 compliant systems far enough in advance of January 1, 2000 to correct all anticipated issues. Accordingly, the Company does not currently have a contingency plan relating to the Year 2000 issue (although the Company will evaluate appropriate courses of action if circumstances change). The Company has been communicating with all of its significant suppliers and customers over the past 18 months about compliance of their own systems and, based on information received to date from such suppliers and customers, expects that they will achieve Year 2000 compliance, although no assurance can be given in this regard. If the Company or any of its significant suppliers, utilities or customers fails to achieve Year 2000 compliance on a timely basis, the possible material consequences could include, among other things, temporary plant closings, delays in delivery of products, delays in receipt of supplies, and invoice and collection errors.

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

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in "- General - Business Trends and Initiatives" concerning (a) the improvements which the Company's long-term initiatives, including, without limitation, its profit center reorganization and global restructuring program, are designed to achieve,
(b) the Company's expectation that the second Macon Mill paper machine will be able produce approximately 250,000 tons annually of a full range of caliper CUK Board by the end of 1999, and (c) the Company's expectation of an increase in the fourth quarter resulting from the maintenance outage being taken in the third quarter, (d) the Company's expectation that capital expenditures will range from $65 million to $75 million in 1999 and (e) the Company's expectation that its global restructuring program will be completed by the end of 1999;
(ii) the statements in "-Outlook" concerning (a) the Company's expectation that its 1999 EBITDA will significantly exceed its 1998 EBITDA as well as each of the factors which the Company believes support such expectation, (b) the Company's expectations that it will achieve continued sales volume increases in its worldwide beverage markets with the exception of Brazil, (c) the Company's expectations that it will achieve sales volume increases in 1999 for its U.S. soft drink markets and its U.S. beer markets, and (d) the Company's expectations regarding increased volumes and pricing in its domestic folding cartonboard markets in the near term as a result of recent price increases in competing substrates; (iii) the statements in "Financial Condition, Liquidity and Capital Resources" concerning (a) the Company's expectation that depreciation and amortization for 1999 will be approximately $145 million to $155 million, (b) the Company's expectation that 1999 interest expense will be approximately $175 million including approximately $10 million of non-cash amortization of deferred debt issuance costs, (c) the Company's expectation that total capital spending for 1999 will range from $65 to $75 million and that the planned upgrading of the Company's information systems will cost up to $35 million through 1999 (and its belief that the Company will achieve Year 2000 compliance by the end of 1999 and its other statements and beliefs in "- Upgrade of Information Systems and Year 2000 Compliance"), (d) the Company's anticipation that its liquidity position at year-end 1999 will be modestly lower than at year-end 1998, (e) the Company's belief that cash generated from operations, together with amounts available under available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs until the maturity of the Revolving Facility (assuming extension or refinancing of the Machinery Facility at its earlier maturity), (f) the Company's expectations with respect to capital spending that may be required to comply with the cluster rules and that, based on current knowledge, environmental costs are not expected to have a material impact on the results of operations, cash flows or financial condition of the Company, (g) the Company's belief and estimates in respect of certain Louisiana income tax matters relating to the Section 338(h)(10) election, including, without limitation, management's belief that additional tax ultimately paid (if any) would be substantially less than $47 million and (h) the Company's expectation that capital expenditures for 2000 will be at similar levels as 1999 and (iv) other statements as to management's or the Company's expectations and beliefs presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II,
Item 7A, "Quantitative and Qualitative Disclosure about Market Risk", in the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 1998. There have been no significant developments with respect to interest rates, derivatives or exposure to market risk during the first nine months of 1999.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

Not applicable

ITEM 2.           CHANGES IN SECURITIES.

Not applicable

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

Not applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The stockholders of Riverwood Holding, Inc. and the sole stockholder of RIC Holding, Inc. and Riverwood International Corporation, acting by written consent in lieu of a special meeting effective September 20, 1999, accepted the resignation of Joseph E. Parzick as one of the Exor Group S. A. Nominated Directors and accepted the nomination of Exor Group, S. A. to appoint Gianluigi Gabetti as Mr. Parzick's replacement, effective September 20, 1999, to hold office until the next annual meeting of the Stockholders or until his successor shall have been elected and qualified, or until his earlier death, resignation or removal, as provided in the By-Laws.

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


                                    RIVERWOOD HOLDING, INC.
                                    -------------------------------------------
                                    (Registrant)



Date:    November 12, 1999          By:
                                             /s/     Edward W. Stroetz Jr.
                                    -------------------------------------------
                                                     Edward W. Stroetz Jr.
                                                     Secretary


Date:    November 12, 1999          By:
                                             /s/     Daniel J. Blount
                                    -------------------------------------------
                                                     Daniel J. Blount
                                                     Vice President and
                                                     Chief Financial Officer