Form 10-K405
period 1999-12-31
RIVERWOOD HOLDING INC
filed 2000-03-17
CIK 886239

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

                 FOR THE FISCAL PERIOD ENDED DECEMBER 31, 1999

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM        TO

                        COMMISSION FILE NUMBER: 1-11113

                             ---------------------

                            RIVERWOOD HOLDING, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                        58-2205241
        (State or other jurisdiction of                         (I.R.S. employer
        incorporation or organization)                         identification no.)

           1105 NORTH MARKET STREET
                  SUITE 1300
             WILMINGTON, DELAWARE                                     19899
   (Address of principal executive offices)                        (Zip Code)

              Registrant's telephone number, including area code:
             c/o Riverwood International Corporation (770) 644-3000

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     As of March 7, 2000 there were 7,062,380 shares and 500,000 shares of the registrant's Class A Common Stock, par value $0.01 per share (the "Class A Common Stock"), and Class B Common Stock, par value $0.01 per share (the "Class B Common Stock," and together with the Class A Common Stock, "Holding Common Stock"), respectively, outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         TABLE OF CONTENTS TO FORM 10-K

                                                                                   PAGE
                                                                                   ----
PART I...........................................................................    1
           ITEM 1.   BUSINESS....................................................    1
           ITEM 2.   PROPERTIES..................................................    8
           ITEM 3.   LEGAL PROCEEDINGS...........................................    8
           ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    9

PART II..........................................................................    9
           ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED               9
                     STOCKHOLDER MATTERS.........................................
           ITEM 6.   SELECTED FIVE-YEAR FINANCIAL DATA...........................   10
           ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION    11
                     AND RESULTS OF OPERATIONS...................................
           ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...   29
           ITEM 8.   FINANCIAL STATEMENTS........................................   31
           ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING    83
                     AND FINANCIAL DISCLOSURE....................................

PART III.........................................................................   83
           ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   83
           ITEM 11.  EXECUTIVE COMPENSATION......................................   87
           ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND            91
                     MANAGEMENT..................................................
           ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   93
PART IV..........................................................................   94
           ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM    94
                     8-K.........................................................

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

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     The Company is a leading provider of paperboard and paperboard packaging solutions, either directly or through independent converters, to multinational beverage and consumer products companies, such as Anheuser-Busch Companies, Inc., Miller Brewing Company, numerous Coca-Cola bottling companies, PepsiCo, Inc., Sara Lee Corporation and Mattel, Inc. The Company is one of only two major manufacturers of coated unbleached kraft paperboard ("CUK Board"). CUK Board, which serves as the principal raw material for the Company's packaging products, is a specialized high-quality grade of paperboard with superior strength characteristics and printability for high-resolution graphics that make it particularly well suited for a variety of packaging applications. The Company's Coated Board business segment accounted for approximately 91% of the Company's net sales for the year ended December 31, 1999. The Company also manufactures and sells linerboard, corrugating medium and kraft paper (collectively, "containerboard") through its Containerboard business segment.

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

COATED BOARD

  Overview

     The Company's primary focus is the production and sale of CUK Board for use as multiple packaging beverage cartons ("carrierboard") for beer, soft drinks and other beverages, and folding cartons ("folding cartonboard") for confectionary, frozen and dry foods, toys and other consumer products. The Company sells carrierboard under the brand name Aqua-Kote(R) and folding cartonboard under the brand names Pearl-Kote(R) and OmniKote(R). In 1999, carrierboard accounted for approximately 65% of the Company's total CUK Board shipments.

     The Company utilizes approximately three-fourths of its carrierboard production in its integrated beverage business and sells the remainder in the open market to independent converters, including licensees of the Company's proprietary carton designs, principally for use in the beverage packaging market. In its integrated beverage business, the Company provides integrated beverage packaging solutions that generally include each of the following elements: (i) the production of carrierboard, (ii) the printing and cutting, or conversion, of carrierboard into beverage cartons for use on packaging machines and (iii) the sale to customers of converted beverage cartons for use on proprietary packaging machines designed, manufactured and installed by the Company. As part of the Company's integrated beverage business, particularly in its international operations, the Company's carrierboard may be sold to and converted by licensees of the Company's beverage carton designs who, in turn, sell converted beverage cartons to end-users for use on the Company's proprietary packaging machines. The Company's integrated beverage business also includes sales of Company produced and converted carrierboard to customers for use on third party packaging machines.

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

  CUK Board Production

     The Company produces CUK Board at its West Monroe, Louisiana paper mill (the "West Monroe Mill") and its Macon, Georgia paper mill (the "Macon Mill"). These mills have a current total combined annual production capacity of over one million tons of CUK Board. In June 1997, the Company completed the conversion of the second Macon Mill linerboard machine to CUK Board production at a cost of approximately $85 million, and commenced CUK Board production on the machine. As a result of the Company achieving its goal of reaching full capacity by the end of 1999, the second Macon Mill paperboard machine can now produce a full range of calipers of CUK Board of approximately 270,000 tons per year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Business Trends and Initiatives."

     The Company's CUK Board total production at its West Monroe Mill was approximately 638,000 tons during the year ended December 31, 1999. CUK Board total production at its Macon Mill was approximately 404,000 tons of CUK Board during the year ended December 31, 1999.

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

  Proprietary Packaging Machinery and Carton Designs

     The Company employs a "pull through" marketing strategy in its integrated beverage business, the key elements of which are (i) the design and manufacture of proprietary packaging machines, (ii) the installation of the machines at beverage customer locations under multi-year machinery use arrangements and
(iii) the development of proprietary beverage cartons with high-resolution graphics for use on those machines. The Company leases substantially all of its packaging machines to customers, typically under machinery use agreements with original terms of three to six years. New packaging machinery placements during 1999 increased approximately 15% compared to 1998. The Company has been and will continue to be more selective in future packaging machinery placements to ensure appropriate returns. The Company recently completed the successful installation of three new Marksman 1600 high speed packaging machines in Japan.

     The Company's packaging machines are designed to package Polyethylene Terephthalate ("PET") bottles and glass bottles, cans and other primary containers, using beverage cartons designed by the Company, made from the Company's CUK Board and converted into beverage cartons by the Company, its joint venture partners or its licensees. In order to meet customer requirements, the Company has developed an extensive portfolio of packaging machines consisting of several principal machinery lines. The Company's machines package cans and PET or glass bottles in a number of formats including baskets, clips, trays, wraps and fully enclosed cartons. These machines have packaging ranges from 2 to 36 cans per package and have the ability to package cans at speeds of up to 3,000 cans per minute. The Company also manufactures ancillary equipment, such as machines for taping cartons and placing coupons in cartons.

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

     Carrierboard. In its carrierboard operations, the Company's major customers for beverage cartons include Anheuser-Busch Companies, Inc., Miller Brewing Company, numerous Coca-Cola bottling companies and PepsiCo, Inc. The Company also sells carrierboard in the open market to independent converters, including licensees of the Company's proprietary carton designs, for the manufacture of beverage cartons. During 1999, net sales to Anheuser-Busch Companies, Inc. represented approximately 11% of the Company's total net sales.

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

     The Macon Mill purchases most of its fiber requirements on the open market, and is a significant consumer of recycled fiber, primarily in the form of clippings from the Company's domestic converting plants as well as OCC and other recycled fibers. The Company has not experienced any significant difficulties obtaining sufficient OCC or other recycled fibers for its Macon Mill operations, which it purchases in part from brokers located in the eastern United States. OCC pricing, however, tends to be very volatile since it is based largely on the demand for this fiber from recycled paper and containerboard mills. The Macon Mill purchases substantially all of its virgin pine and hardwood requirements from private landowners in central and southern Georgia. Because of the adequate supply and large concentration of private landowners in this area, the Company believes that adequate supplies of pine and hardwood timber currently are available to meet its fiber needs at the Macon Mill.

     The Company purchases a variety of other raw materials for the manufacture of its paperboard, primarily process chemicals and coating chemicals such as kaolin and titanium dioxide. All such raw materials are readily available, and the Company is not dependent upon any one source of such raw materials.

  White Lined Chip Production

     The Company produces WLC at its Swedish Mill, which shipped approximately 141,000 tons of such board during 1999. WLC is used for a variety of folding carton applications principally throughout Europe.

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

     In 1999, the Company shipped approximately 59,000 tons of linerboard from the Macon Mill and approximately 138,000 tons of corrugating medium, 37,000 tons of kraft bag paper and 79,000 tons of linerboard from its West Monroe Mill. The Company also shipped approximately 14,000 tons of various other paperboard products, principally off-specification coated board.

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

     In addition to the Company's U.S. Containerboard operations, the Company currently owns 50% of Igaras Papeis e Embalagens S.A. ("Igaras"), an integrated containerboard producer located in Brazil. The Company and Companhia Suzano Papel e Celulose, S.A. ("Suzano") each currently own 50% of the common stock of Igaras. Igaras operates two mills and three corrugated box plants and owns or leases approximately 176,000 acres of timberlands which are used exclusively for wood chip and energy requirements of the paper mills. In 1996 Igaras completed the construction of a multiple packaging plant in Brazil. At its mills, Igaras operates three paper machines primarily for the production of linerboard, with a fourth paper machine for production of corrugating medium. Igaras's total containerboard shipment in 1999 was approximately 422,200 tons. Igaras sold approximately 28% of its 1999 containerboard production in export markets. Igaras also sells linerboard, corrugating medium and corrugated boxes through direct sales offices in Brazil. Outside of Brazil, Igaras distributes linerboard primarily through independent sales representatives. In January 1998, Igaras acquired Ponte Nova Papeis e Embalagens Ltda. whose assets include two corrugated containers plants and a recycling pulp and paper plant. See Note 12 to the Consolidated Financial Statements of Igaras. On January 14, 1999, the Central Bank of Brazil changed the foreign exchange policy by eliminating the exchange rate band, which had been used as a means to control the fluctuation of the Brazilian currency ("Real") against the U.S. dollar. The exchange rate is now determined by market forces. As a consequence of such change, the Real suffered a significant devaluation related to the U.S. dollar during the beginning of 1999.

PATENTS, TRADEMARKS AND LICENSES

     The Company has a large patent portfolio, presently owning, controlling or holding rights to approximately 1,683 U.S. and foreign patents, with 1,748 patent applications currently pending. The Company's patents fall into two principal categories: packaging machinery and structural carton designs.

     The Company is a plaintiff in several actions against Mead claiming infringement of Riverwood patents for its packaging machines, as to which Mead has filed counterclaims asserting that the Riverwood patents are invalid. In the furthest advanced of these actions, on November 18, 1998, a federal court entered an order refusing to adopt a special master's recommended finding that the Riverwood patent in issue was invalid, and ruled that Mead had been unlawfully infringing Riverwood's patent. On February 16, 1999, Mead filed an appeal from that decision. An oral argument with regard to this appeal was held on February 9, 2000 before the Court of Appeals for the Federal Circuit. The Company is awaiting a decision.

EMPLOYEES AND LABOR RELATIONS

     As of December 31, 1999, the Company had approximately 4,000 employees worldwide (excluding employees of joint ventures), approximately 3,000 of whom were members of unions and covered by collective bargaining agreements.

     There are four unions representing the Company's U.S. employees, one of which, the Paper, Allied-Industrial, Chemical & Energy Workers International Union -- AFL-CIO, CLC, is associated with the West Monroe Mill and converting facility where it represents approximately 1,200 employees, and the Macon Mill where it represents approximately 300 of the 400 union employees.

     In the second quarter of 1998, the Company and the three unions at the Macon Mill signed a new six-year collective bargaining agreement. The contract runs through December 31, 2003. The new contract includes industry-average economic increases over six years and retains language that allows the Company to outsource work and sell mill assets. Also at the Macon Mill, the International Association of Machinists and Aerospace Workers, and the International Brotherhood of Electrical Workers represent certain maintenance employees.

     The current union contract covering the West Monroe Mill was negotiated and ratified by the union in February 1997 and covers the six-year period from March 1, 1997 to February 28, 2003. The contract covering employees at the adjacent converting plants was negotiated and ratified by the union in 1996 and covers the four-year period from September 1, 1996 through August 31, 2000.

     The Company's other U.S. converting plants, other than its converting facility in Perry, Georgia, are represented by unions. The Clinton, Mississippi converting plant contract was negotiated and ratified by the union in January 1997 and covers the six-year period from February 1, 1997 through January 31, 2003. The Cincinnati, Ohio converting plant completed a wage and benefit reopener negotiations for its labor agreement which covers the six-year period from February 1, 1995 through January 31, 2001. The Fort Atkinson, Wisconsin converting plant four year labor agreement was negotiated in 1998 with the Graphic Communication Workers and the International Association of Machinists for the period of September 9, 1998 through September 9, 2002 and September 30, 1998 through September 30, 2002, respectively.

     The Company's international employees are represented by unions in the United Kingdom, Sweden, France and Spain. As part of an ongoing restructuring of the Company's international folding carton converting operations, the Company is reducing its European workforce by approximately 300 employees.

ENVIRONMENTAL MATTERS

     The Company is committed to compliance with all applicable environmental laws and regulations throughout the world. Environmental law is, however, dynamic rather than static. As a result, costs, which are unforeseeable at this time, may be incurred when new laws are enacted, and when environmental agencies promulgate or revise rules and regulations.

     In late 1993, the U.S. Environmental Protection Agency proposed regulations (generally referred to as the "cluster rules") that would mandate more stringent controls on air and water discharges from United States pulp and paper mills. The cluster rules were promulgated in April 1998, and the Company estimates that the capital spending that may be required to comply with the cluster rules could reach $55 million to be spent at its two U.S. paper mills over a seven-year period beginning in 2000.

     In late 1995, the Louisiana Department of Environmental Quality ("DEQ") notified the Predecessor of potential liability for the remediation of hazardous substances at a wood treatment site in Shreveport, Louisiana that the Predecessor or its predecessors previously operated, and at a former oil refinery site in Caddo Parish, Louisiana which is on land that the Company currently owns. In response to these notices, the Company has provided additional information concerning these sites and has commenced its own evaluation of any claims and remediation liabilities for which it may be responsible. Subsequent to receipt in May 1996 of a Special Demand Letter from DEQ to remediate the site in Shreveport, the Company entered into an agreement with DEQ to perform a soil and groundwater investigation at the site. The Company completed this investigation work in 1999 and is in ongoing discussions with the DEQ to develop an appropriate remediation plan and exit strategy. In September 1996, the Company received a Special Demand Letter from DEQ to remediate the site in Caddo Parish. The Company performed a waste inventory and treatability study at the site and subsequently met with the DEQ in October 1999. Currently, the Company is in ongoing discussions with the DEQ to develop an appropriate remediation plan and exit strategy.

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

     The Company is a plaintiff in several actions against Mead claiming infringement of Riverwood patents for its packaging machines, as to which Mead has filed counterclaims asserting that the Riverwood patents are invalid. In the furthest advanced of these actions, on November 18, 1998, a federal court entered an order refusing to adopt a special master's recommended finding that the Riverwood patent in issue was invalid, and ruled that Mead had been unlawfully infringing Riverwood's patent. On February 16, 1999, Mead filed an appeal from that decision. An oral argument with regard to this appeal was held on February 9, 2000 before the Court of Appeals for the Federal Circuit. The Company is awaiting a decision.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1999, the following matters were submitted to and approved by a vote of security holders:

     Acceptance of resignation of Joseph E. Parzick as one of the EXOR Group S.A. Nominated Directors, effective September 20, 1999.

     Acceptance of nomination and election of Gianluigi Gabetti as one of the EXOR Group S.A. Nominated Directors, replacing Joseph E. Parzick, effective September 20, 1999.

     Written Consent of the Controlling Stockholders of Holding to approve any payment pursuant to the Supplemental Payment Agreement dated as of November 18, 1999 between Holding and Stephen M. Humphrey.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     There is no established public trading market for the Class A Common Stock or Class B Common Stock of Holding. The shares of Class A Common Stock and Class B Common Stock were held of record by 50 stockholders and one stockholder, respectively, at December 31, 1999. Holding did not pay any dividends on either class of Common Stock during 1999, 1998, 1997 or 1996. The Company's debt instruments restrict the ability of the Company to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition, Liquidity and Capital Resources -- Covenant Restrictions."

ITEM 6.  SELECTED FIVE-YEAR FINANCIAL DATA

     On March 27, 1996, Holding, through its wholly-owned subsidiaries, acquired all of the outstanding shares of common stock of RIC. The purchase method of accounting was used to record assets acquired and liabilities assumed by Holding. As a result of the Merger, purchase accounting and the effect of the disposition of substantially all of the U.S. Timberlands/Wood Products business segment (see Note (a) below) and certain Other Costs of the Predecessor, the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since the financial statements report results of operations and cash flows of these two separate entities.

                                                              COMPANY                                    PREDECESSOR
                                     ---------------------------------------------------------   ---------------------------
                                                                                  NINE MONTHS    THREE MONTHS
                                      YEAR ENDED     YEAR ENDED     YEAR ENDED       ENDED          ENDED        YEAR ENDED
                                     DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    MARCH 27,     DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                1999           1998           1997           1996           1996           1995
-------------------------            ------------   ------------   ------------   ------------   ------------   ------------
INCOME (LOSS)
Net Sales..........................   $1,112,711     $1,135,569     $1,138,854     $  852,112     $  293,649     $1,342,304
Income from Operations(a)..........      120,463         27,678          6,912          1,419         15,650        133,137
(Loss) Income from Continuing
  Operations.......................      (54,671)      (140,304)      (146,957)      (130,362)        (2,050)        45,538
Income from Discontinued
  Operations(a)....................           --             --             --         35,546             --             --
Net (Loss) Income(a)(b)(c)(d)......      (54,671)      (140,304)      (152,473)      (105,136)        (2,050)        45,538
FINANCIAL POSITION
  (as of period end)
Total Assets.......................   $2,363,142     $2,417,601     $2,606,185     $2,671,487     $2,206,206     $2,201,328
Long-Term Debt, less current
  portion..........................    1,730,898      1,680,415      1,712,944      1,567,259      1,063,798      1,053,794
Redeemable Common Stock............        7,202          6,205          6,045          9,390             --             --
Shareholders' Equity...............      279,648        336,769        479,434        654,209        557,487        562,310
ADDITIONAL DATA
Additions to Property, Plant and
  Equipment(e).....................   $   66,018     $   48,551     $  142,314     $  132,286     $   44,074     $  170,085
Research, Development and
  Engineering Expense..............        4,078          5,570          5,171          7,339          2,031          9,909
EBITDA(a)(f).......................      273,475        203,458        165,927        148,560         56,133        263,707

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

(b) Net (Loss) for the year ended December 31, 1997 and the nine months ended December 31, 1996, included an Extraordinary Loss on Early Extinguishment of Debt of $2.5 million and $10.3 million, respectively, net of applicable tax (see Note 21 in Notes to Consolidated Financial Statements).

(c) Net (Loss) for the year ended December 31, 1997, included a charge of $3.1 million, net of tax, for the cumulative effect of a change in accounting for computer systems development project costs (see Note 22 in Notes to Consolidated Financial Statements).

(d) Net (Loss) for the year ended December 31, 1998, included a charge of $25.6 million for the global restructuring program which is focused in the Company's European operations (see Note 24 in Notes to Consolidated Financial Statements).

(e) Includes amounts invested in packaging machinery and capitalized interest. Additions in 1995 included $13.2 million related to the acquisition of businesses.

(f) EBITDA is defined as consolidated net income (exclusive of non-cash charges resulting from purchase accounting during the periods subsequent to the Merger) before consolidated interest expense, consolidated income taxes, consolidated depreciation and amortization, and other non-cash charges deducted in determining consolidated net income, extraordinary items and the cumulative effect of accounting changes and earnings of, but including dividends from, non-controlled affiliates. EBITDA excludes equity earnings from non-controlled affiliates but includes dividends actually received from non-controlled affiliates. The Company believes that EBITDA provides useful information regarding the Company's debt service ability, but should not be considered in isolation or as a substitute for the Condensed Consolidated Statements of Operations or cash flow data.

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

     The table below sets forth Net Sales, Income from Operations, and EBITDA. EBITDA is defined as consolidated net income (exclusive of non-cash charges resulting from purchase accounting during the periods subsequent to the Merger) before consolidated interest expense, consolidated income taxes, consolidated depreciation and amortization, and other non-cash charges deducted in determining consolidated net income, extraordinary items and the cumulative effect of accounting changes and earnings of, but including dividends from, non-controlled affiliates. EBITDA excludes equity earnings from non-controlled affiliates but includes dividends actually received from non-controlled affiliates. The Company believes that EBITDA provides useful information regarding the Company's debt service ability, but should not be considered in isolation or as a substitute for the Condensed Consolidated Statements of Operations or cash flow data.

                                                             YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                            DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                                       1999           1998           1997
-------------------------                                   ------------   ------------   ------------
Net Sales (Segment Data):
  Coated Board............................................   $1,010,068     $1,055,270     $1,029,493
  Containerboard..........................................      102,643         80,299        109,361
                                                             ----------     ----------     ----------
Net Sales.................................................   $1,112,711     $1,135,569     $1,138,854
                                                             ==========     ==========     ==========
Income (Loss) from Operations (Segment Data):
  Coated Board............................................   $  142,541     $   78,752     $   64,819
  Containerboard..........................................      (10,235)       (23,682)       (41,244)
  Corporate and Eliminations..............................      (11,843)       (27,392)       (16,663)
                                                             ----------     ----------     ----------
Income from Operations....................................   $  120,463     $   27,678     $    6,912
                                                             ==========     ==========     ==========
EBITDA (Segment Data):
  Coated Board............................................   $  269,509     $  225,191     $  187,589
  Containerboard..........................................        7,000         (8,965)       (15,544)
  Corporate and Eliminations..............................       (3,034)       (12,768)        (6,118)
                                                             ----------     ----------     ----------
EBITDA....................................................   $  273,475     $  203,458     $  165,927
                                                             ==========     ==========     ==========

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

     In the Containerboard business segment, conditions in the cyclical worldwide commodity paperboard markets have a substantial impact on the Company's containerboard sales. The Company is continuing to benefit from its multiple price increases for linerboard, corrugated medium, and kraft paper announced during 1999, and trends are expected to continue to be positive as several major producers announced additional price increases in the beginning of the year 2000.

     In June 1997, the Company completed the upgrade of the second Macon Mill paperboard machine which allows it to produce CUK Board. During 1999, the Company produced approximately 163,900 tons of CUK Board and approximately 58,900 tons of linerboard on the second Macon Mill paperboard machine. As a result of the Company achieving its goal of reaching full capacity on that machine by the end of 1999, that machine can now produce a full range of calipers of CUK Board of approximately 270,000 tons per year. However, as a result of the Company's decision to produce mainly lower caliper CUK Board on that machine, that machine's yield is somewhat less due to the lighter weight of such CUK Board.

     The Company is pursuing a number of long-term initiatives designed to improve productivity and profitability while continuing to implement its Coated Board business strategy. The Company has undertaken a profit center reorganization of its operations, implemented a global restructuring program (see below), implemented a number of cost saving measures and effected several management changes. The Company also expects capital expenditures will range from $65 to $75 million in 2000 as the Company invests to improve its process capabilities, to comply with environmental cluster rules, and to invest in packaging machinery. The Company continues to evaluate its current operations and assets with a view to rationalizing its operations and improving profitability, in particular with respect to its international converting assets and strategy. As part of this effort, the Company initiated a $25.6 million global restructuring program in the fourth quarter of 1998 aimed at achieving annualized savings and cost avoidance of approximately $20 million when fully implemented. The global restructuring program is focused in the Company's European operations. Significant progress in completing the restructuring activities was achieved in 1999. The Company anticipates completing this restructuring program during 2000 (see "-- Financial Condition, Liquidity and Capital Resources -- Financing Sources and Cash Flows"). Finally, the Company is taking an aggressive approach to reduce working capital and increase liquidity. This approach includes a goal to reduce inventory by approximately $20 million in 2000, as well as lowering receivables. To implement this goal, the Company will utilize its new information system to improve the operation of its supply chain.

     New packaging machinery placements during 1999 increased approximately 15% compared to 1998. The Company has been and will continue to be more selective in future packaging machinery placements to ensure appropriate returns. The Company recently completed the successful installation of three new Marksman 1600 high speed packaging machines in Japan. As a result, the Company expects these machine placements to foster further growth.

OUTLOOK

     The Company expects that its 2000 full year EBITDA will significantly exceed its 1999 EBITDA, although no assurance can be given in this regard. The achievement of this expectation is dependent upon (among other things) a number of profit improvement initiatives, including increasing worldwide beverage sales volumes above 1999 levels, improving U.S. mill throughput, continued cost savings from other actions taken to date and continued selling price improvements for containerboard products. In 2000, the Company expects that it will achieve modest sales volume increases in its worldwide beverage markets. The Company also expects price improvements in the U.S. folding carton markets in 2000. The Company continues to be optimistic about containerboard prices as several major containerboard producers recently announced additional price increases. The Company's worldwide folding cartonboard volumes and margins were reduced in the third quarter due to market conditions in Asia and price declines in competing substrates. For the year, although international folding cartonboard volumes were down, domestic folding cartonboard volumes were consistent with 1998. In response to pressures from competing substrates, the Company selectively reduced folding cartonboard prices to maintain sales volumes. However, based on price increases announced for competing substrates during the fourth quarter of 1999, the Company rescinded the selective price reductions and announced a $40 per ton price increase for its domestic folding carton and beverage products effective December 1, 1999.

1999 COMPARED WITH 1998

RESULTS OF OPERATIONS

     The following discussion of the Company's results of operations is based upon the years ended December 31, 1999 and 1998.

                                                                            % INCREASE
                                                                            (DECREASE)
                                                              YEAR ENDED       FROM       YEAR ENDED
                                                             DECEMBER 31,     PRIOR      DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                                        1999         PERIOD         1998
-------------------------                                    ------------   ----------   ------------
Net Sales (Segment Data):
  Coated Board.............................................   $1,010,068        (4.3)%    $1,055,270
  Containerboard...........................................      102,643        27.8          80,299
                                                              ----------                  ----------
Net Sales..................................................    1,112,711        (2.0)      1,135,569
Cost of Sales..............................................      871,970        (6.9)        936,957
                                                              ----------                  ----------
Gross Profit...............................................      240,741        21.2         198,612
Selling, General and Administrative........................      114,402         2.0         112,117
Research, Development and Engineering......................        4,078       (26.8)          5,570
Impairment Loss............................................           --      (100.0)         15,694
Restructuring Charge.......................................           --      (100.0)         25,580
Other Expense, net.........................................        1,798       (85.0)         11,973
                                                              ----------                  ----------
Income from Operations.....................................   $  120,463       335.2%     $   27,678
                                                              ==========                  ==========
Income (Loss) from Operations (Segment Data):
  Coated Board.............................................   $  142,541        81.0%     $   78,752
  Containerboard...........................................      (10,235)       56.8         (23,682)
  Corporate and Eliminations...............................      (11,843)       56.8         (27,392)
                                                              ----------                  ----------
Income from Operations.....................................   $  120,463       335.2%     $   27,678
                                                              ==========                  ==========

PAPERBOARD SHIPMENTS

     The following represents shipments of Coated Board and Containerboard to outside customers. Shipments of Coated Board represent sales to customers of beverage carrierboard, folding cartonboard and WLC (other than from the Swedish
Mill). Shipments from the Swedish Mill represent sales to customers of WLC produced at this mill. Shipments of Containerboard represent sales to customers of linerboard, corrugating medium kraft paper and various other items, principally off-specification coated board. Total shipments for the years ended December 31, 1999 and 1998 were as follows:

(IN THOUSANDS OF TONS)                                         1999      1998
----------------------                                        -------   -------
Coated Board................................................    965.6   1,020.7
Swedish Mill................................................    141.0     138.2
Containerboard..............................................    327.8     278.5
                                                              -------   -------
                                                              1,434.4   1,437.4
                                                              =======   =======

NET SALES

     As a result of the factors described below, the Company's Net Sales in 1999 decreased by $22.9 million, or 2.0 percent, compared with 1998. Net Sales in the Coated Board business segment decreased by $45.2 million in 1999, or 4.3 percent, to $1,010.1 million from $1,055.2 million in 1998, due primarily to lower sales volumes in its international folding cartonboard markets due to weak demand in Asia, and the effect of exiting certain low-margin business in the U.K. The overall decrease was offset somewhat by increased sales volume in international beverage markets due to increased market penetration and strong demand in Japan, and modestly higher selling prices in U.S. beverage markets. Net Sales in the Containerboard business segment increased $22.3 million, or 27.8 percent, to $102.6 million in 1999 from $80.3 million in 1998, due principally to higher linerboard volumes as well as higher pricing for the Company's containerboard products.

GROSS PROFIT

     As a result of the factors discussed below, the Company's Gross Profit for 1999 increased $42.1 million, or 21.2 percent, to $240.7 million from $198.6 million in 1998. The Company's gross profit margin increased to 21.6 percent for 1999 from 17.5 percent in 1998. Gross Profit in the Coated Board business segment increased by $29.5 million, or 13.7 percent, to $245.3 million in 1999 as compared to $215.8 million in 1998, while its gross profit margin increased to 24.3 percent in 1999 from 20.5 percent in 1998. This increase in gross profit despite lower Net Sales, resulted principally from overall cost reductions and a shift in mix towards more profitable beverage sales. In the Containerboard business segment, Gross Profit increased $13.1 million to a loss of $4.3 million in 1999 as compared to a loss in 1998 of $17.4 million due principally to higher linerboard volumes as well as higher pricing for the Company's containerboard products.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, General and Administrative expenses increased $2.3 million, or 2.0 percent, to $114.4 million in 1999 as compared to $112.1 million in 1998, and as a percentage of Net Sales, increased to 10.3 percent in 1999, from 9.9 percent in 1998. This increase was due primarily to incremental costs relating to the implementation of a new computerized information system (see "-- Liquidity and Capital Resources -- Upgrade of Information Systems and Year 2000 Compliance").

RESEARCH, DEVELOPMENT AND ENGINEERING

     Research, Development and Engineering expenses decreased by $1.5 million, or 26.8 percent, to $4.1 million in 1999 from $5.6 million in 1998 due primarily to lower research and development investing relating to packaging machinery.

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

OTHER EXPENSE, NET

     Other Expense, net, decreased by approximately $10.2 million, or 85.0 percent, to $1.8 million in 1999, due mainly to certain non-recurring credits taken in 1999 and a net gain resulting from certain foreign currency hedging activities. In 1998, the Company also wrote-off certain packaging machine deferred design costs which did not occur in 1999.

INCOME FROM OPERATIONS

     Primarily as a result of the factors discussed above, the Company's Income from Operations in 1999 increased by $92.8 million, or 335.2 percent, to $120.5 million from $27.7 million in 1998, while the Company's operating margin increased to 10.9 percent in 1999 from 2.4 percent in 1998. Income from Operations in the Coated Board business segment increased $63.7 million, or 80.8 percent, to $142.5 million in

1999 from $78.8 million in 1998, while the operating margin increased to 14.1 percent in 1999 from 7.5 percent in 1998, primarily as a result of the factors described above. The (Loss) from Operations in the Containerboard business segment was reduced by $13.5 million to a loss of $10.2 million in 1999 from a
(Loss) from Operations of $23.7 million in 1998, primarily as a result of the factors described above.

FLUCTUATIONS IN U.S. CURRENCY EXCHANGE RATES

     The strengthening of the U.S. dollar currency exchange rate as compared to the Euro did have a modest impact on Net Sales, Gross Profit, Income from Operations, and operating expenses during 1999. However, the impact was offset by the weakening of the U.S. Dollar against the Japanese Yen.

INTEREST INCOME, INTEREST EXPENSE, INCOME TAXES, AND EQUITY IN NET EARNINGS OF AFFILIATES.

INTEREST INCOME

     Interest Income decreased slightly to $0.9 million in 1999 from $1.3 million in 1998.

INTEREST EXPENSE

     Interest Expense increased $1.2 million to $179.2 million in 1999 from $178.0 million in 1998 resulting principally from higher average total debt during the year. During 1999 and 1998, the Company capitalized interest of $1.4 million per year. Amortization of deferred debt issuance costs was $10.3 million for 1999 and 1998.

INCOME TAXES EXPENSE (BENEFIT)

     During 1999, the Company recognized an income tax expense of $3.9 million on a Loss from Continuing Operations before Income Taxes and Equity in Net Earnings of Affiliates of $57.8 million. During 1998, the Company recognized an income tax (benefit) $0.6 million on a Loss from Continuing Operations before Income Taxes and Equity in Net Earnings of Affiliates of $149.1 million. These expenses differed from the statutory federal income tax rate primarily because of valuation allowances established on net operating loss carryforward tax assets in the U.S. and certain international locations where the realization of such benefits is less likely than not.

EQUITY IN NET EARNINGS OF AFFILIATES

     Equity in Net Earnings of Affiliates is comprised primarily of the Company's equity in net earnings of Igaras, which is accounted for under the equity method of accounting. Equity in Net Earnings of Affiliates decreased $1.1 million, or 12.8 percent, to $7.1 million in 1999 from $8.2 million in 1998 resulting from an overall downturn in the Brazilian markets.

     During 1999 and 1998, the Company received net dividends from Igaras of approximately $2.9 million and $5.4 million, respectively, net of taxes of $0.5 million and $0.9 million, respectively. Under the Igaras joint venture agreement, Igaras is required to pay dividends equal to at least 25 percent of its net profits.

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

     During 1999 and 1998, the Company received net dividends from its equity investments other than Igaras of $1.1 million and $0.7 million, respectively. During the third quarter of 1999, the Company sold an investment other than Igaras, resulting in a receipt of a final dividend of $0.8 million. No significant gain or loss was recognized in accordance with the sale.

1998 COMPARED WITH 1997

RESULTS OF OPERATIONS

     The following discussion of the Company's results of operations is based upon the years ended December 31, 1998 and 1997.

                                                                            % INCREASE
                                                              YEAR ENDED    (DECREASE)    YEAR ENDED
                                                             DECEMBER 31,   FROM PRIOR   DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                                        1998          YEAR          1997
-------------------------                                    ------------   ----------   ------------
Net Sales (Segment Data):
  Coated Board.............................................   $1,055,270        2.5%      $1,029,493
  Containerboard...........................................       80,299      (26.6)         109,361
                                                              ----------                  ----------
Net Sales..................................................    1,135,569       (0.3)       1,138,854
Cost of Sales..............................................      936,957       (6.3)       1,000,391
                                                              ----------                  ----------
Gross Profit...............................................      198,612       43.4          138,463
Selling, General and Administrative........................      112,117       (3.8)         116,581
Research, Development and Engineering......................        5,570        7.7            5,171
Impairment Loss............................................       15,694        N/A               --
Restructuring Charge.......................................       25,580        N/A               --
Other Expense, net.........................................       11,973       22.2            9,799
                                                              ----------                  ----------
Income from Operations.....................................   $   27,678      300.4%      $    6,912
                                                              ==========                  ==========
Income (Loss) from Operations (Segment Data):
  Coated Board.............................................   $   78,752       21.5%      $   64,819
  Containerboard...........................................      (23,682)      42.6          (41,244)
  Corporate and Eliminations...............................      (27,392)     (64.4)         (16,663)
                                                              ----------                  ----------
Income from Operations.....................................   $   27,678      300.4%      $    6,912
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

INCOME FROM OPERATIONS

     Primarily as a result of the factors discussed above, the Company's Income from Operations in 1998 increased by $20.8 million, or 300.4 percent, to $27.7 million from $6.9 million in 1997, while the Company's operating margin increased to 2.4 percent in 1998 from 0.6 percent in 1997. Income from Operations in the Coated Board business segment increased $13.9 million, or 21.5 percent, to $78.8 million in 1998 from $64.8 million in 1997, while the operating margin increased to 7.5 percent in 1998 from 6.3 percent in 1997, primarily as a result of the factors described above. The (Loss) from Operations in the Containerboard business segment was reduced by $17.6 million to a loss of $23.4 million in 1998 from a (Loss) from Operations of $41.2 million in 1997, primarily as a result of the factors described above.

FLUCTUATIONS IN U.S. CURRENCY EXCHANGE RATES

     Fluctuations in U.S. dollar currency exchange rates impacted Net Sales, Gross Profit, and Income from Operations as described above. However, these fluctuations did not have a significant impact on operating expenses during 1998 or 1997.

INTEREST INCOME, INTEREST EXPENSE, INCOME TAXES, EQUITY IN NET EARNINGS OF AFFILIATES, EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT AND CHANGE IN ACCOUNTING PRINCIPLE.

INTEREST INCOME

     Interest Income increased slightly to $1.3 million in 1998 from $1.1 million in 1997.

INTEREST EXPENSE

     Interest Expense increased $5.8 million to $178.0 million in 1998 from $172.2 million in 1997 resulting principally from a shift in existing debt toward higher coupon debt. During 1998 and 1997, the Company capitalized interest of $1.4 million and $3.5 million, respectively. Amortization of deferred debt issuance costs, exclusive of the amount recognized as an extraordinary loss on early extinguishment of debt (see "-- Extraordinary Loss on Early Extinguishment of Debt"), was $10.3 million and $11.8 million for 1998 and 1997, respectively.

INCOME TAX EXPENSE (BENEFIT)

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

CASH FLOWS

     Cash and equivalents increased by approximately $0.3 million in 1999 primarily as a result of $49.7 million and $17.4 million of net cash provided by financing activities and operating activities, respectively, offset by $67.8 million of net cash used in investing activities. Cash provided by operating activities resulted principally form positive cash relating to earnings, being offset by an increase in working capital due mainly to increases in inventory and receivables. Cash provided by financing activities resulted primarily from net debt increases (see "-- Liquidity and Capital Resources"). Net cash used in investing activities resulted principally from capital spending (see "-- Capital Expenditures). Depreciation and amortization during 1999 totaled approximately $142.6 million, and is expected to be approximately $140 million to $145 million for 2000.

     The Company's cash flows from its operations and EBITDA are subject to moderate seasonality with demand usually increasing in the spring and summer due to the seasonality of the worldwide multiple packaging beverage segment.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity needs arise primarily from debt service on the substantial indebtedness incurred in connection with the Merger and from the funding of its capital expenditures. As of December 31, 1999, the Company had outstanding approximately $1,736 million of long-term debt, consisting primarily of $650 million aggregate principal amount of the 1996 Notes, $250 million of the 1997 Notes, $637.1 million outstanding under the Term Loan Facility and additional amounts under the Revolving Facility, the Machinery Facility and other debt issues and facilities (see Note 10 to the Consolidated Financial Statements). During 1999, the Company had a net increase in revolving credit facilities borrowings of approximately $55.9 million and repaid approximately $6.3 million of term debt.

DEBT SERVICE

     Principal and interest payments under the Term Loan Facility, the Revolving Facility and the Machinery Facility, together with interest payments on the 1997 Notes and 1996 Notes, represent significant liquidity requirements for the Company. The Company applied $105.0 million of the proceeds from the 1997 Notes in July 1997 to refinance a portion of the Tranche A term loans under the Term Loan Facility, $50 million of the proceeds of the 1997 Notes to refinance the Tranche D term loan under the Senior Secured Credit Agreement, and the remaining proceeds from the 1997 Notes to prepay outstanding revolving credit borrowings under the Revolving Facility. Scheduled term loan principal payments under the Term Loan Facility were reduced to reflect this application of proceeds. This application of proceeds did not involve any reduction in the current aggregate Revolving Facility commitment of $400 million. In the third quarter of 1997, the Company recorded a non-cash extraordinary charge to earnings of approximately $2.5 million, net of tax, related to the write-off of the applicable portion of deferred debt issuance costs on the Tranche A Term Loans under the Term Loan Facility. Annual term loan amortization requirements under the Term Loan Facility, after giving effect to the refinancing of the Term Loan Facility from a portion of the proceeds of the 1997 Notes, will be approximately $4 million, $120 million, $173 million, $184 million and $156 million for each of the years 2000 through 2004, respectively.

     The loans under the Facilities bear interest at floating rates based upon the interest rate option elected by the Company. The Tranche A term loans, Tranche B term loans and Tranche C term loans under the term loan Facility bore interest as of December 31, 1999 at an average rate per annum of 9.0 percent. The Senior Notes, the 1997 Notes and the Senior Subordinated Notes bear interest at rates of 10 1/4 percent, 10 5/8 percent and 10 7/8 percent, respectively. Interest expense in 2000 is expected to be approximately $180 million, including approximately $10 million of non-cash amortization of deferred debt issuance costs. During 1999, cash paid for interest was approximately $169.6 million.

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

     The Company uses interest rate swap and cap agreements to fix or cap a portion of its variable rate Term Loan Facility to a fixed rate in order to reduce the impact of interest rate changes on future income. The difference to be paid or received under these agreements is recognized as an adjustment to interest expense related to that debt. At December 31, 1999, the Company had interest rate swap agreements with a notional amount of $175 million, under which the Company will pay fixed rates of 5.05 percent to 6.15 percent and receive three-month LIBOR. See Item 7A -- "Quantitative and Qualitative Disclosure About Market Risk."

COVENANT RESTRICTIONS

     The Credit Agreements impose restrictions on the Company's ability to make capital expenditures and both the Credit Agreements and the indentures governing the 1996 Notes and the 1997 Notes limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, meet its capital spending program, provide for unanticipated capital investments or take advantage of business opportunities. The covenants contained in the Credit Agreements also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, repay the relevant 1996 Notes or the 1997 Notes, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with affiliates, and otherwise restrict corporate activities. The covenants contained in such indentures also impose restrictions on the operation of the Company's business. At December 31, 1999, the Company was in compliance with the financial covenants in the Credit Agreements.

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

                       PERIOD                             EBITDA      INTEREST COVERAGE RATIO
                       ------                          ------------   -----------------------
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

CAPITAL EXPENDITURES

     Capital spending during 1999 was approximately $66.0 million. Capital spending during 1999 related primarily to the upgrading of the Company's information systems (see "-- Upgrade of Information Systems and Year 2000 Compliance"), increasing paper production efficiencies, increasing converting capacity, and manufacturing packaging machinery. Total capital spending for 2000 is expected to be between $65 million and $75 million, and is expected to relate principally to improving its process capabilities, complying with environmental cluster rules, and the production of packaging machinery.

FINANCING SOURCES AND CASH FLOWS

     In connection with the global restructuring program initiated in the fourth quarter of 1998, the Company is reducing its European workforce by approximately 300 employees and is implementing other initiatives designed to improve productivity and profitability across the global organization. The initial cost of this program, scheduled to be completed during 2000, was approximately $25.6 million of which approximately $0.8 million was used in December 1998 and related to severance payments. The following table provides information that details payments on this restructuring plan since December 31, 1998:

                                                                        OTHER
(IN THOUSANDS OF DOLLARS)                                 SEVERANCE   EXIT COSTS    TOTAL
-------------------------                                 ---------   ----------   --------
Balance at 12/31/98.....................................   $21,205     $ 3,537     $ 24,742
Charges against accrual in 1999.........................    (9,337)     (2,981)     (12,318)
                                                           -------     -------     --------
Balance at 12/31/99.....................................   $11,868     $   556     $ 12,424
                                                           =======     =======     ========

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

     In connection with and following the Merger, the Company decided in 1996 to exit certain businesses and operating activities, including the sale or closure of the Company's last dedicated folding cartonboard converting plant in the United States, located in Kankakee, Illinois, packaging machinery manufacturing plants in Marietta, Georgia and Koln, Germany, a beverage multiple packaging converting plant in Bakersfield, California and the trucking transportation operations in West Monroe, Louisiana, as well as the consolidation and realignment of certain operations in the United States, Australia and Europe. The cost of exiting these businesses and operating activities was approximately $38.6 million which was accrued during 1996 as a purchase accounting adjustment. The costs related principally to the severance of approximately 750 employees, relocation and other plant closure costs. At December 31, 1999, $2.3 million of this total was accrued in Other accrued liabilities on the Consolidated Balance Sheets and is expected to be paid out through 2000. During 1999, $2.5 million was paid out and charged against the accrual and related primarily to exit costs.

     At December 31, 1999, the Company and its U.S. and international subsidiaries had the following amounts of commitments, amounts outstanding and amounts available under revolving credit facilities:

                                            TOTAL AMOUNT     TOTAL AMOUNT        TOTAL AMOUNT
                                                 OF         OUTSTANDING AT       AVAILABLE AT
(IN THOUSANDS OF DOLLARS)                   COMMITMENTS    DECEMBER 31, 1999   DECEMBER 31, 1999
-------------------------                   ------------   -----------------   -----------------
Revolving Facility........................    $400,000         $187,400            $212,600
Machinery Facility........................     140,000           10,000              32,000
International Facilities..................      27,868           11,938              15,930
                                              --------         --------            --------
                                              $567,868         $209,338            $260,530
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

     In late 1993, the U.S. Environmental Protection Agency proposed regulations (generally referred to as the "cluster rules") that would mandate more stringent controls on air and water discharges from the United States pulp and paper mills. The cluster rules were promulgated in April 1998, and the Company estimates the capital spending that may be required to comply with the cluster rules could reach $55 million to be spent at its two U.S. paper mills over a seven-year period beginning in 2000.

     In late 1995, the Louisiana Department of Environmental Quality ("DEQ") notified the Predecessor of potential liability for the remediation of hazardous substances at a wood treatment site in Shreveport, Louisiana that the Predecessor or its predecessors previously operated, and at a former oil refinery site in Caddo Parish, Louisiana which is on land that the Company currently owns. In response to these notices, the Company has provided additional information concerning these sites and has commenced its own evaluation of any claims and remediation liabilities for which it may be responsible. Subsequent to receipt in May 1996 of a Special Demand Letter from DEQ to remediate the site in Shreveport, the Company entered into an agreement with DEQ to perform a soil and groundwater investigation at the site. The Company completed this investigation work in 1999 and is in ongoing discussions with the DEQ to develop an appropriate remediation plan and exit strategy. In September 1996, the Company received a Special Demand Letter from DEQ to remediate the site in Caddo Parish. The Company performed a waste inventory and treatability study at the site and subsequently met with the DEQ in October 1999. Currently, the Company is in ongoing discussions with the DEQ to develop an appropriate remediation plan and exit strategy.

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

     The Company is a plaintiff in several actions against Mead claiming infringement of the Company's patents for its packaging machines, as to which Mead has filed counterclaims asserting that the Company's patents are invalid. In the furthest advanced of these actions, on November 18, 1998, a federal court entered an order refusing to adopt a special master's recommended finding that the Company's patent in issue was invalid, and ruled that Mead had been unlawfully infringing the Company's patent. On February 16, 1999, Mead filed an appeal from that decision. An oral argument with regard to this appeal was held on February 9, 2000 before the Court of Appeals for the Federal Circuit. The Company is awaiting a decision.

INTERNATIONAL OPERATIONS

     At December 31, 1999, approximately 16 percent of the Company's total net assets were denominated in currencies other than the U.S. dollar. The Company has significant operations in countries that use the Swedish krona, the British pound sterling, the German Mark, the Spanish peseta, or the French franc as their functional currencies. The magnitude and direction of this adjustment in the future depends on the relationship of the U.S. dollar to other currencies. The Company cannot predict major currency fluctuations. The Company's revenues from export sales fluctuate with changes in foreign currency exchange rates. The Company pursues a currency hedging program in order to limit the impact of foreign currency exchange fluctuations on financial results. See "-- Financial Instruments."

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

     Currently, the Company operates in five of the participating countries in the EMU. The Company expects nonparticipating European Union countries, such as Great Britain, where the Company also has operations, to eventually join the EMU.

     Although the Company will continue to review its pricing strategy throughout Europe due to the increased price transparency created by the Euro, it does not anticipate that any resulting change would have a material effect on its operations. The Company also does not believe that EMU will have a material effect with respect to its derivative and other financial transactions.

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

     The Company pursues a currency hedging program which utilizes derivatives to limit the impact of foreign currency exchange fluctuations on its consolidated financial results. Under this program, the Company has entered into forward exchange and option contracts in the normal course of business to hedge certain foreign currency denominated transactions. Realized and unrealized gains and losses on these forward contracts are included in the measurement of the basis of the related foreign currency transaction when recorded. The premium on an option contract is accounted for separately and amortized to Other Expense, net, over the term of the contract. These instruments involve, to varying degrees, elements of market and credit risk in excess of the amounts recognized in the Consolidated Balance Sheets. The Company does not hold or issue financial instruments for trading purposes. See "Item 7A -- Quantitative and Qualitative Disclosure About Market Risk."

IMPACT OF INFLATION

     In the U.S., the inflation rate was approximately 2.1 percent for 1999. In Europe, where the Company has manufacturing facilities, the inflation rate for 1999 was approximately 1.1 percent. Net sales from international operations during the period amounted to approximately $308.4 million, or 28 percent of the Company's combined Net Sales in 1999.

UPGRADE OF INFORMATION SYSTEMS AND YEAR 2000 COMPLIANCE

     On April 1, 1999, the Company successfully implemented a new information system, based on the SAP R3 software, in all its domestic locations as part of a project designed to upgrade its worldwide information systems that cost approximately $35 million. This amount includes expenditures for the new enterprise-wide information system, replacement of computer hardware and related machinery and equipment, training, third party consultants and some additional costs designed to greater improve the business operational systems not initially budgeted at the beginning of the project. This initiative utilized both internal and external resources. Under SAP, the Company expects a major improvement in its information systems and business processes.

The Company also achieved Year 2000 compliance with regards to its information and manufacturing systems, and did not have any material disruptions as a result of the change over to the new year. Total spending on all SAP related projects during 1999 was $13.9 million, all of which was capitalized. Total spending on all SAP and other related projects to date was $39.1 million, of which $32.2 million was capitalized.

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

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

     Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in "-- Business Trends and Initiatives" concerning (a) the Company's expectation that pricing trends for its containerboard products should continue to be positive, (b) the improvements which the Company's long-term initiatives, including, without limitation, its profit center reorganization and global restructuring program, are designed to achieve, (c) the Company's expectation that capital expenditures will range from $65 million to $75 million in 2000,
(d) the Company's expectation that its global restructuring program will be completed during 2000, and (e) the Company's expectation that it will reduce inventory by approximately $20 million and lower receivables in 2000; (ii) the statements in "-- Outlook" concerning (a) the Company's expectation that its 2000 EBITDA will significantly exceed its 1999 EBITDA as well as each of the factors which the Company believes support such expectation, (b) the Company's expectation that it will achieve modest sales volume increases in its worldwide beverage markets, and (c) the Company's expectation regarding price improvements in the U.S. folding carton markets in 2000; (iii) the statements in "Financial Condition, Liquidity and Capital Resources" concerning (a) the Company's expectation that depreciation and amortization for 2000 will be approximately $140 million to $145 million, (b) the Company's expectation that 2000 interest expense will be approximately $180 million including approximately $10 million of non-cash amortization of deferred debt issuance costs, (c) the Company's expectation that total capital spending for 2000 will range from $65 to $75 million, (d) the Company's expectations regarding a major improvement in its information systems and business processes under SAP, (e) the Company's belief that cash generated from operations, together with amounts available under available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs until the maturity of the Revolving Facility (assuming extension or refinancing of the Machinery Facility at its earlier maturity), (f) the Company's expectations with respect to capital spending that may be required to comply with the cluster rules and that, based on current knowledge, environmental costs are not expected to have a material impact on the results of operations, cash flows or financial condition of the Company, and (g) the Company's belief and estimates in respect of certain Louisiana income tax matters relating to the Section 338(h)(10) election, including, without limitation, management's belief that additional tax ultimately paid (if any) would be substantially less than $47 million; and (iv) other statements as to management's or the Company's expectations and beliefs presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     - Currently, the selling prices for folding cartonboard and containerboard products are higher than the depressed levels that existed in previous years. However, due to the nature of the markets in which these products are sold, the prices could substantially decrease in the future. Accordingly, the Company's ability to meet its debt service and other obligations will depend in part on the selling prices that the Company realizes for these products.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates. To minimize the risk from interest rate fluctuations, the Company enters into various hedging transactions.

INTEREST RATES

     The Company is exposed to changes in interest rates, primarily as a result of its short-term and long-term debt with both fixed and floating interest rates. The Company uses interest rate swap agreements effectively to fix the LIBOR rate on $175,000,000 of variable rate borrowings.

INTEREST RATE SENSITIVITY -- PRINCIPAL (NOTIONAL) AMOUNT BY EXPECTED MATURITY AVERAGE INTEREST (SWAP) RATE

                                                                     DECEMBER 31,
                                   --------------------------------------------------------------------------------
                                                                                                             FAIR
    (IN THOUSANDS OF DOLLARS)       2000      2001      2002      2003      2004     THEREAFTER    TOTAL     VALUE
    -------------------------      -------   -------   -------   -------   -------   ----------   -------   -------
LIABILITIES:
Long-term debt, including current
  portion:
  Fixed Rate.....................    1,264       668     1,562       715       716    901,409     906,334   895,868
  Average Interest Rate..........     10.6      10.6      10.6      10.6      10.6       10.6
  Variable Rate..................    4,137   130,446   173,036   366,345   156,002         --     829,966   820,916
  Average Interest Rate, spread
    range is 2.5% to 3.50%.......  LIBOR +   LIBOR +   LIBOR +   LIBOR +   LIBOR +    LIBOR +
                                    spread    spread    spread    spread    spread     spread
INTEREST RATE DERIVATIVE
  FINANCIAL INSTRUMENTS RELATED
  TO DEBT:
Interest rate swap:
  Pay fixed/receive variable.....  175,000                                                        175,000       654
  Average pay rate...............      5.5
  Average receive rate...........   90-day
                                     LIBOR

FOREIGN EXCHANGE RATES

     The Company enters into forward exchange contracts to effectively hedge substantially all accounts receivable and certain accounts payable resulting from transactions denominated in foreign currencies. The purpose of the forward exchange contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from the collection of the hedged accounts receivable or payment of the hedged accounts payable will be adversely affected by changes in exchange rates.

FOREIGN EXCHANGE RATES SENSITIVITY -- CONTRACTUAL AMOUNT BY EXPECTED MATURITY -- AVERAGE CONTRACTUAL EXCHANGE RATE

                                                              DECEMBER 31,   FAIR
                 (IN THOUSANDS OF DOLLARS)                        1999       VALUE
                 -------------------------                    ------------   -----
FORWARD EXCHANGE AGREEMENTS:
  Functional Currency:
     Yen
       Receive $US/Pay Yen..................................     23,708      (361)
       Weighted average contractural exchange rate..........     104.11
       Pay $US/Receive Yen..................................     16,915       256
       Weighted average contractural exchange rate..........     104.10
     Euro
       Receive $US/Pay Euro.................................     17,287       750
       Weighted average contractural exchange rate..........       1.05
       Pay $US/Receive Euro.................................      7,228      (222)
       Weighted average contractural exchange rate..........       1.04
     Other
       Net Receive $US/Pay various..........................      2,259       162
       Weighted average contractural exchange rate..........    Various

     The remaining forward exchange agreements (other than the Yen and the Euro) listed above represent contracts in several other countries' currencies, including the British Pound and the Australian Dollar. In each instance, the fair value of the net position of the Company's forward exchange agreements in the respective currencies is not material at December 31, 1999.

ITEM 8.  FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
RIVERWOOD HOLDING, INC.
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................    32
Consolidated Statements of Operations and Comprehensive Loss
  for each of the three years in the period ended December
  31, 1999..................................................    33
Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 1999...............    34
Consolidated Statements of Shareholders' Equity for each of
  the three years in the period ended December 31, 1999.....    35
Notes to Consolidated Financial Statements..................    36
Selected Quarterly Financial Data (Unaudited)...............    62
Management's Report.........................................    63
Report of Independent Auditors'.............................    64

IGARAS PAPEIS E EMBALAGENS S.A.
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................    65
Consolidated Statements of Income for each of the three
  years in the period ended December 31, 1999...............    67
Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 1999...............    68
Consolidated Statements of Changes in Shareholders' Equity
  for each of the three years in the period ended December
  31, 1999..................................................    69
Notes to Consolidated Financial Statements..................    70
Report of Independent Accountants...........................    82

                            RIVERWOOD HOLDING, INC.

                          CONSOLIDATED BALANCE SHEETS

                           (IN THOUSANDS OF DOLLARS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
ASSETS
------
Current Assets:
  Cash and equivalents......................................   $   14,108     $   13,840
  Receivables, net of allowances............................      156,734        142,221
  Inventories...............................................      173,610        167,388
  Prepaid expenses..........................................       10,990          8,579
  Deferred tax assets.......................................           --            298
                                                               ----------     ----------
Total Current Assets........................................      355,442        332,326
Property, Plant and Equipment, at cost:
  Land and improvements.....................................       40,234         40,681
  Buildings.................................................      107,902        110,462
  Machinery and equipment...................................    1,710,692      1,654,355
                                                               ----------     ----------
                                                                1,858,828      1,805,498
Less, Accumulated Depreciation..............................      428,916        310,008
                                                               ----------     ----------
Property, Plant and Equipment, net..........................    1,429,912      1,495,490
Deferred Tax Assets.........................................           53             42
Investments in Net Assets of Equity Affiliates..............      146,473        143,611
Goodwill, net of accumulated amortization of $29,805 in 1999
  and $21,857 in 1998.......................................      288,117        296,065
Other Assets................................................      143,145        150,067
                                                               ----------     ----------
         Total Assets.......................................   $2,363,142     $2,417,601
                                                               ==========     ==========
LIABILITIES
-----------
Current Liabilities:
  Short-term debt...........................................   $   17,339     $   17,613
  Accounts payable..........................................       99,989        115,035
  Compensation and employee benefits........................       37,166         40,251
  Income taxes..............................................          601          1,272
  Interest payable..........................................       33,242         32,502
  Other accrued liabilities.................................       55,338         72,104
                                                               ----------     ----------
Total Current Liabilities...................................      243,675        278,777
Long-Term Debt, less current portion........................    1,730,898      1,680,415
Deferred Income Taxes.......................................       10,923         12,118
Other Noncurrent Liabilities................................       90,796        103,317
                                                               ----------     ----------
         Total Liabilities..................................    2,076,292      2,074,627
                                                               ----------     ----------
CONTINGENCIES AND COMMITMENTS (Note 15)
REDEEMABLE COMMON STOCK,
  at current redemption value...............................        7,202          6,205
                                                               ----------     ----------
SHAREHOLDERS' EQUITY
--------------------
Nonredeemable Common Stock..................................           75             75
Capital in Excess of Par Value..............................      749,161        750,100
(Accumulated Deficit).......................................     (454,157)      (397,913)
Cumulative Currency Translation Adjustment..................      (15,431)       (15,493)
                                                               ----------     ----------
Total Shareholders' Equity..................................      279,648        336,769
                                                               ----------     ----------
Total Liabilities and Shareholders' Equity..................   $2,363,142     $2,417,601
                                                               ==========     ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                            RIVERWOOD HOLDING, INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                           (IN THOUSANDS OF DOLLARS)

                                                             YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                            DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                1999           1998           1997
                                                            ------------   ------------   ------------
Net Sales.................................................   $1,112,711     $1,135,569     $1,138,854
Cost of Sales.............................................      871,970        936,957      1,000,391
Selling, General and Administrative.......................      114,402        112,117        116,581
Research, Development and Engineering.....................        4,078          5,570          5,171
Impairment Loss...........................................           --         15,694             --
Restructuring Charge......................................           --         25,580             --
Other Expense, net........................................        1,798         11,973          9,799
                                                             ----------     ----------     ----------
Income from Operations....................................      120,463         27,678          6,912
Interest Income...........................................          889          1,274          1,116
Interest Expense..........................................      179,197        178,030        172,230
                                                             ----------     ----------     ----------
(Loss) before Income Taxes and Equity in Net Earnings of
  Affiliates..............................................      (57,845)      (149,078)      (164,202)
Income Tax Expense (Benefit)..............................        3,936           (617)         5,645
                                                             ----------     ----------     ----------
(Loss) before Equity in Net Earnings of Affiliates........      (61,781)      (148,461)      (169,847)
Equity in Net Earnings of Affiliates......................        7,110          8,157         22,890
                                                             ----------     ----------     ----------
(Loss) before Extraordinary Item and Cumulative Effect of
  a Change in Accounting..................................      (54,671)      (140,304)      (146,957)
Extraordinary Loss on Early Extinguishment of Debt, net of
  tax of $0...............................................           --             --         (2,463)
                                                             ----------     ----------     ----------
(Loss) before Cumulative Effect of a Change in
  Accounting..............................................      (54,671)      (140,304)      (149,420)
Cumulative Effect of a Change in Accounting, net of tax of
  $0......................................................           --             --         (3,053)
                                                             ----------     ----------     ----------
Net (Loss)................................................      (54,671)      (140,304)      (152,473)
                                                             ----------     ----------     ----------
Other comprehensive income, net of tax:
Foreign currency translation adjustments..................           62         (1,308)       (22,302)
                                                             ----------     ----------     ----------
Comprehensive (Loss)......................................   $  (54,609)    $ (141,612)    $ (174,775)
                                                             ==========     ==========     ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                            RIVERWOOD HOLDING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (IN THOUSANDS OF DOLLARS)

                                                             YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                            DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                1999           1998           1997
                                                            ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)................................................    $(54,671)     $(140,304)     $(152,473)
Noncash Items Included in Net (Loss):
  Depreciation and amortization...........................     142,597        146,515        137,384
  Extraordinary loss on early extinguishment of debt,
     net..................................................          --             --          2,463
  Deferred income taxes...................................        (586)        (1,398)         5,391
  Pension, postemployment and postretirement benefits
     expense, net of contributions........................       4,761          2,181          4,925
  Impairment loss.........................................          --         15,694             --
  Restructuring charge....................................          --         25,580             --
  Equity in net earnings of affiliates, net of
     dividends............................................      (2,596)        (1,194)       (17,662)
  Amortization of deferred debt issuance costs............      10,268         10,298         11,800
  Other, net..............................................       1,426           (263)           720
Net (Loss) of International entities for the month of
  December 1999 (See Note 2)..............................      (1,573)            --             --
  (Increase) Decrease in Current Assets:
     Receivables..........................................     (16,884)        (2,394)          (948)
     Inventories..........................................     (17,302)        (2,662)        32,223
     Prepaid expenses.....................................      (2,242)         1,887         (3,655)
  (Decrease) Increase in Current Liabilities:
     Accounts payable.....................................     (13,674)        (1,273)        (4,095)
     Compensation and employee benefits...................     (10,642)           560            706
     Income taxes.........................................        (786)        (4,403)        13,701
     Other accrued liabilities............................      (8,903)        (9,361)       (18,387)
(Decrease) Increase in Other Noncurrent Liabilities.......     (12,552)         8,576        (16,289)
                                                              --------      ---------      ---------
Net Cash Provided by (Used in) Operating Activities.......      16,641         48,039         (4,196)
                                                              --------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property, Plant and Equipment................     (66,018)       (48,551)      (142,314)
Proceeds from Sales of Assets, net of selling costs.......       5,324         55,214          8,989
Proceeds from Tax Matters Settlement......................          --             --         16,800
Payment of Merger Related Costs...........................          --             --        (34,794)
(Increase) Decrease in Other Assets.......................      (7,062)         2,276         (9,035)
                                                              --------      ---------      ---------
Net Cash (Used in) Provided by Investing Activities.......     (67,756)         8,939       (160,354)
                                                              --------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase (Decrease) in Notes Payable..................      55,900        (47,439)        35,156
Payments on Debt..........................................      (6,290)       (11,868)      (157,184)
Proceeds from Issuance (Repurchases) of Redeemable Common
  Stock, net..............................................          58           (893)        (3,345)
Issuance of Debt..........................................          --             --        300,000
Increase in Deferred Debt Issuance Costs..................          --             --         (8,612)
                                                              --------      ---------      ---------
Net Cash Provided by (Used in) Financing Activities.......      49,668        (60,200)       166,015
                                                              --------      ---------      ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH...................       1,715          1,311         (3,071)
                                                              --------      ---------      ---------
Net Increase (Decrease) in Cash and Equivalents...........         268         (1,911)        (1,606)
Cash and Equivalents at Beginning of Period...............      13,840         15,751         17,357
                                                              --------      ---------      ---------
CASH AND EQUIVALENTS AT END OF PERIOD.....................    $ 14,108      $  13,840      $  15,751
                                                              ========      =========      =========

   The accompanying notes are an integral part of the consolidated financial statements.

                            RIVERWOOD HOLDING, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                           (IN THOUSANDS OF DOLLARS)

                                                             CAPITAL IN     RETAINED     CUMULATIVE
                                             NONREDEEMABLE   EXCESS OF      EARNINGS      CURRENCY         TOTAL
                                                COMMON          PAR       (ACCUMULATED   TRANSLATION   SHAREHOLDERS'
                                                 STOCK         VALUE        DEFICIT)     ADJUSTMENT       EQUITY
                                             -------------   ----------   ------------   -----------   -------------
BALANCES AT DECEMBER 31, 1996..............    $     75       $751,153     $(105,136)     $  8,117       $ 654,209
  Net (Loss)...............................          --             --      (152,473)           --        (152,473)
  Currency translation adjustment..........          --             --            --       (22,302)        (22,302)
                                               --------       --------     ---------      --------       ---------
BALANCES AT DECEMBER 31, 1997..............          75        751,153      (257,609)      (14,185)        479,434
  Net (Loss)...............................          --             --      (140,304)           --        (140,304)
  Currency translation adjustment..........          --             --            --        (1,308)         (1,308)
  Adjustment to redemption value of
    Redeemable Common Stock................          --         (1,053)           --            --          (1,053)
                                               --------       --------     ---------      --------       ---------
BALANCES AT DECEMBER 31, 1998..............          75        750,100      (397,913)      (15,493)        336,769
  Net (Loss)...............................          --             --       (54,671)           --         (54,671)
  Net (Loss) of International entities for
    the month of December 1999 (See Note
    2).....................................          --             --        (1,573)           --          (1,573)
  Currency translation adjustment..........          --             --            --            62              62
  Adjustment to redemption value of
    Redeemable Common Stock................          --           (939)           --            --            (939)
                                               --------       --------     ---------      --------       ---------
BALANCES AT DECEMBER 31, 1999..............    $     75       $749,161     $(454,157)     $(15,431)      $ 279,648
                                               ========       ========     =========      ========       =========

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

     The accompanying consolidated financial statements include all of the accounts of Riverwood Holding, Inc. and its subsidiaries. The accompanying consolidated financial statements include the worldwide operations of the Coated Board segment which includes the paperboard, packaging, and packaging machinery businesses and the Containerboard segment. All significant transactions and balances between the consolidated operations have been eliminated.

     Effective December 1, 1999, the Company changed its international subsidiaries fiscal year end to December 31. Previously, the Company's international subsidiaries were principally consolidated and reported on the basis of fiscal years ending November 30. Accordingly, the net activity for the month of December 1999 for the international entities is shown as an adjustment to retained earnings in the accompanying financial statements. The following represents summarized international results for the month of December 1999:

                                                              MONTH ENDED
                                                              DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                                         1999
-------------------------                                     ------------
Net Sales...................................................    $22,370
                                                                =======
Net (Loss)..................................................    $(1,573)
                                                                =======

     Effective January 1, 1999, the Company changed its U.S. fiscal quarter end dates to correspond to the calendar quarter end dates. Previously, the Company's interim periods were based on a thirteen week per quarter cycle. This change did not materially impact the consistency of interim period reporting.

     The Company accounts for investments in which it has a 20 percent to 50 percent ownership interest and for corporate joint ventures using the equity method.

(B) CASH AND EQUIVALENTS

     Cash and equivalents include time deposits, certificates of deposit and other marketable securities with original maturities of three months or less.

                            RIVERWOOD HOLDING, INC.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
(C) INVENTORIES

     Inventories are stated at the lower of cost or market. Cost of inventories is determined principally on the last-in, first-out ("LIFO") basis. Average cost basis is used to determine the cost of supplies inventories.

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

     Costs directly associated with the development and testing of computer information systems for internal use are deferred and included in property, plant and equipment. Such costs are amortized on a straight-line basis over the expected useful life of 5 years. Costs indirectly associated with such projects and ongoing maintenance costs are expensed as incurred. A total of $18.9 million and $7.6 million in costs relating to software development were capitalized in 1999 and 1998, respectively, and were included in property, plant and equipment at December 31, 1999 and December 31, 1998.

     Interest is capitalized on major projects. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Capitalized interest was approximately $1.4 million, $1.4 million, and $3.5 million in the years ended December 31, 1999, 1998, and 1997, respectively.

(E) DEPRECIATION AND AMORTIZATION

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

     The Company assesses its long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, the Company projects future cash flows, undiscounted and before interest, over the remaining life of such assets. If these projected cash flows are less than the carrying amount, an impairment would be recognized, resulting in a write-down of assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets. The Company assesses the appropriateness of the useful life of its long-lived assets periodically.

     Goodwill is amortized on a straight-line basis over 40 years. The cost of patents, licenses and trademarks is amortized on a straight-line basis over 15 to 20 years. The related amortization expense is included in Other Expense, net, in the Consolidated Statements of Operations. The Company assesses goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, the Company projects future cash flows, undiscounted and before interest, over the remaining life of the goodwill. If these projected cash flows are less than the carrying amount of the goodwill, an impairment would be recognized, resulting in a write down of goodwill with a corresponding charge to

                            RIVERWOOD HOLDING, INC.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) earnings. The impairment loss is measured based upon the difference between the carrying amount of the goodwill and the undiscounted future cash flows before interest.

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

                            RIVERWOOD HOLDING, INC.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
(K) RECLASSIFICATION

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

NOTE 3 -- RECEIVABLES

     The components of receivables at December 31 were as follows:

(IN THOUSANDS OF DOLLARS)                                       1999       1998
-------------------------                                     --------   --------
Trade.......................................................  $156,333   $133,265
Less, allowance.............................................     3,500      2,132
                                                              --------   --------
                                                               152,833    131,133
Other.......................................................     3,901     11,088
                                                              --------   --------
                                                              $156,734   $142,221
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

     The Company enters into forward exchange contracts to effectively hedge substantially all accounts receivable and certain accounts payable resulting from transactions denominated in foreign currencies. The purpose of the forward exchange contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from the collection of the hedged accounts receivable or payment of the hedged accounts payable will be adversely affected by changes in exchange rates. At December 31, 1999 and 1998, the Company had various foreign forward exchange contracts, with maturities ranging up to one year. When aggregated and measured in U.S. dollars at year-end exchange rates, the notional amount of these forward exchange contracts totaled approximately $30.7 million and $44.9 million at December 31, 1999 and 1998, respectively. Generally, unrealized gains and losses resulting from these contracts are recognized currently in operations and approximately offset corresponding unrealized gains and losses recognized on the hedged accounts receivable or accounts payable.

     During 1999 and 1998, the Company entered into option contracts to hedge certain anticipated foreign currency transactions. The purpose of the option contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from anticipated foreign currency transactions will be adversely affected by changes in exchange rates. At December 31, 1999, various option contracts existed, which expire on various dates through the year 2000. When measured in U.S. dollars at year-end exchange

                            RIVERWOOD HOLDING, INC.

NOTE 4 -- FINANCIAL INSTRUMENTS -- (CONTINUED) rates, the notional amount of the purchased option contracts totaled approximately $24.9 million. At December 31, 1998, one option contract existed, with a maturity of one year. When measured in U.S. dollars at year-end exchange rates, the notional amount of the purchased option contract totaled approximately $15.8 million. Option contract premiums are amortized over the term of the contract. Gains and losses, if any, related to these contracts are recognized in income when the anticipated transaction occurs.

     The Company uses interest rate swap and cap agreements to fix or cap a portion of its variable rate Term Loan Facility to a fixed rate in order to reduce the impact of interest rate changes on future income. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense related to the debt. At December 31, 1999, the Company had interest rate swap agreements with a notional amount of $175 million which expire on various dates through the year 2000, under which the Company will pay fixed rates of 5.05 percent to 6.15 percent and receive three-month LIBOR. At December 31, 1998, the Company had interest rate swap agreements with a notional amount of $300 million which expire on various dates through the year 2000, under which the Company will pay fixed rates of 5.05 percent to 5.945 percent and receive three-month LIBOR.

     The Company's customers are not concentrated in any specific geographic region, but are concentrated in certain industries. Customers of the Coated Board business segment include the beverage and packaged foods industries. Customers of the Containerboard business segment include integrated and non-integrated containerboard converters. During the years ended December 31, 1999 and 1998, one customer accounted for approximately 11 percent of the Company's net sales. During the year ended December 31, 1997, no single customer accounted for more than 10 percent of the Company's net sales. There were no significant accounts receivable from a single customer at December 31, 1999 and 1998. The Company reviews a customer's credit history before extending credit. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

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

                            RIVERWOOD HOLDING, INC.

NOTE 4 -- FINANCIAL INSTRUMENTS -- (CONTINUED)
     The carrying amounts and estimated fair value of the Company's financial instruments as of December 31 were as follows:

                                                   1999                      1998
                                          -----------------------   -----------------------
                                           CARRYING       FAIR       CARRYING       FAIR
(IN THOUSANDS OF DOLLARS)                  AMOUNTS       VALUE       AMOUNTS       VALUE
-------------------------                 ----------   ----------   ----------   ----------
Nontrade receivables....................  $    3,901   $    3,901   $   11,088   $   11,088
Short-term borrowings...................  $   11,937   $   11,937   $    5,537   $    5,537
Long-term debt..........................  $1,736,300   $1,716,781   $1,692,491   $1,629,012
Current forward exchange contracts......  $       --   $      392   $       --   $   (2,489)
Currency option contracts...............  $       --   $      280   $       --   $      266
Interest rate swap contracts............  $       --   $      654   $       --   $   (1,807)

NOTE 5 -- INVENTORIES

     The major classes of inventories at December 31 were as follows:

(IN THOUSANDS OF DOLLARS)                                       1999       1998
-------------------------                                     --------   --------
Finished goods..............................................  $ 80,054   $ 72,120
Work-in progress............................................    15,845      7,157
Raw materials...............................................    45,143     52,669
Supplies....................................................    32,568     35,442
                                                              --------   --------
                                                              $173,610   $167,388
                                                              ========   ========

     Inventories in the amount of $32.9 million and $33.1 million at December 31, 1999 and 1998, respectively, were valued using the first-in, first-out ("FIFO") or average cost method. The balance of the inventories was valued using the LIFO method. The (shortage)/excess of FIFO values over amounts for financial reporting purposes was $(6.6) million and $0.9 million at December 31, 1999 and 1998, respectively. During the years ended December 31, 1999, 1998, and 1997, the company recognized a (credit)/charge relating to LIFO valuation of $(5.3) million, $(7.2) million, and $6.9 million, respectively.

     In connection with the Merger, the Company adjusted its inventory balances to its estimated fair value which resulted in a write-up to inventory of approximately $13.6 million and is being charged to cost of sales when the March 27, 1996 LIFO base inventory layers are liquidated. Approximately nil, $0.7 million, and $3.9 million of this fair value write-up of inventories was charged to cost of sales during the years ended December 31, 1999, 1998, and 1997, respectively.

NOTE 6 -- INVESTMENTS IN NET ASSETS OF EQUITY AFFILIATES

     The major components of Investments in Net Assets of Equity Affiliates at December 31 were as follows:

(IN THOUSANDS OF DOLLARS)                                       1999       1998
-------------------------                                     --------   --------
Equity investment in Igaras.................................  $140,693   $138,496
Other equity investments....................................     5,780      5,115
                                                              --------   --------
                                                              $146,473   $143,611
                                                              ========   ========

                            RIVERWOOD HOLDING, INC.

NOTE 6 -- INVESTMENTS IN NET ASSETS OF EQUITY AFFILIATES -- (CONTINUED) Investments are accounted for using the equity method of accounting. The most significant of these investments is Igaras, an integrated containerboard producer located in Brazil of which the Company owns slightly less than 50 percent. The following represents the summarized balance sheet information for Igaras as of December 31:

(IN THOUSANDS OF DOLLARS)                                       1999       1998
-------------------------                                     --------   --------
Current Assets..............................................  $ 59,459   $ 82,503
Noncurrent Assets...........................................  $430,948   $451,922
Current Liabilities.........................................  $ 92,724   $ 97,956
Noncurrent Liabilities......................................  $ 91,109   $132,866
Shareholders' Equity........................................  $306,574   $303,603

     The following represents the summarized income statement information for Igaras for the years ended December 31:

            (IN THOUSANDS OF DOLLARS)                   1999           1998           1997
            -------------------------               ------------   ------------   ------------
Net Sales.........................................    $202,156       $257,026       $239,454
Cost of Sales.....................................     165,911        205,047        165,983
                                                      --------       --------       --------
Gross Profit......................................    $ 36,245       $ 51,979       $ 73,471
                                                      ========       ========       ========
Income from Operations............................    $ 15,792       $ 23,441       $ 49,194
                                                      ========       ========       ========
Net Income........................................    $ 10,354       $ 11,747       $ 42,673
                                                      ========       ========       ========

     During the years ended December 31, 1999, 1998, and 1997, paperboard was sold to Igaras totaling approximately $18.8 million, $23.0 million, and $12.6 million, respectively. The amount of the carrying value of the investment in Igaras at December 31, 1999 and 1998 differs from the underlying equity in net assets by $12.6 million and $13.3 million, respectively, and relates to the write-down of this investment to estimated fair value in purchase accounting and declared but unpaid dividends. Included in Receivables at December 31, 1999 and 1998 were amounts due from Igaras of $11.9 million and $3.5 million, respectively, for paperboard sales. Included in Other Assets as of December 31, 1999 and 1998 are long-term receivables from Igaras for packaging machinery sales of $3.1 million and $3.9 million, net of unamortized discount of $0.5 million and $0.7 million, respectively.

     The amount of the Company's portion of Igaras' undistributed earnings at December 31, 1999 and 1998 was approximately $48.4 million and $45.4 million, respectively. The amount of dividends received from Igaras during the years ended December 31, 1999, 1998, and 1997 were $2.9 million, $5.4 million, and $4.0 million, respectively, net of taxes of $0.5 million, $0.9 million, and $0.7 million, respectively. Under the Igaras joint venture agreement, Igaras is required to pay dividends equal to at least 25 percent of its net profits.

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

                            RIVERWOOD HOLDING, INC.

NOTE 7 -- OTHER ASSETS

     Other Assets included intangible assets at December 31, and consisted of the following:

                 (IN THOUSANDS OF DOLLARS)                      1999       1998
                 -------------------------                    --------   --------
Patents, licenses and trademarks............................  $ 65,605   $ 64,826
Less, accumulated amortization..............................    12,971      9,366
                                                              --------   --------
                                                                52,634     55,460
Deferred debt issuance costs, net...........................    42,098     52,372
Pension assets..............................................    11,221     13,312
Capitalized spare parts.....................................    21,508     16,606
Deferred design costs.......................................     4,293      4,625
Other.......................................................    11,391      7,692
                                                              --------   --------
                                                              $143,145   $150,067
                                                              ========   ========

NOTE 8 -- SHORT-TERM DEBT

     Short-term debt at December 31, consisted of the following:

                 (IN THOUSANDS OF DOLLARS)                     1999      1998
                 -------------------------                    -------   -------
Short-term borrowings.......................................  $11,937   $ 5,537
Current portion of long-term debt...........................    5,402    12,076
                                                              -------   -------
                                                              $17,339   $17,613
                                                              =======   =======

     Short-term borrowings are principally at the Company's international subsidiaries. The weighted average interest rate on short-term borrowings as of December 31, 1999 and 1998 was 2.4 percent and 3.1 percent, respectively.

     In connection with the Merger, the Company called $125 million of Convertible Subordinated Notes, of which $0.2 million and $6.0 million was not redeemed at December 31, 1999 and 1998, respectively, and is included in current portion of long-term debt.

NOTE 9 -- COMPENSATION AND EMPLOYEE BENEFITS

     Accruals for future compensated employee absences, principally vacation, were $11.1 million and $13.9 million at December 31, 1999 and 1998, respectively, and were included in Compensation and employee benefits on the Consolidated Balance Sheets.

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

                            RIVERWOOD HOLDING, INC.

NOTE 10 -- LONG-TERM DEBT -- (CONTINUED)
     Annual term loan amortization requirements under the Term Loan Facility will be approximately $4 million, $120 million, $173 million, $184 million and $156 million for each of the years 2000 through 2004, respectively. The Revolving Facility will mature in 2003 and the Machinery Facility will mature in 2001, with all amounts then outstanding becoming due. The loans under the Facilities bear interest at floating rates based upon the interest rate option elected by the Company.

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

PERIOD                                                    EBITDA     INTEREST COVERAGE RATIO
------                                                 ------------  -----------------------
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

     The Credit Agreements impose restrictions on the Company's ability to make capital expenditures and both the Credit Agreements and the Indentures governing the Notes limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, to meet its capital spending program, to provide for unanticipated capital investments or to take advantage of business opportunities. The covenants contained in the Credit Agreements also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, repay the Notes, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with affiliates, and otherwise restrict corporate activities. The covenants contained in the Indentures governing the Notes also impose restrictions on the operation of the Company's businesses. The Company was in compliance with the financial covenants in its Credit Agreements at December 31, 1999.

                            RIVERWOOD HOLDING, INC.

NOTE 10 -- LONG-TERM DEBT -- (CONTINUED)
     At December 31, 1999, the Company and its U.S. and international subsidiaries had the following amounts available under revolving credit facilities:

                                            TOTAL AMOUNT     TOTAL AMOUNT        TOTAL AMOUNT
                                                 OF         OUTSTANDING AT       AVAILABLE AT
(IN THOUSANDS OF DOLLARS)                   COMMITMENTS    DECEMBER 31, 1999   DECEMBER 31, 1999
-------------------------                   ------------   -----------------   -----------------
Revolving Facility........................    $400,000         $187,400            $212,600
Machinery Facility........................     140,000           10,000              32,000
International Facilities..................      27,868           11,938              15,930
                                              --------         --------            --------
                                              $567,868         $209,338            $260,530
                                              ========         ========            ========

     During 1999, the Company issued a standby letter of credit for approximately $5 million to guarantee an international subsidiary's line of credit. In accordance with its debt agreements, the Company's availability under its Senior Secured Revolving Facility was reduced by that amount.

     Availability under the Machinery Facility is limited by a borrowing base. Undrawn Revolving Facility availability is expected to be used to meet future working capital and other business needs of the Company. The Company anticipates pursuing additional working capital financing for its foreign operations as necessary.

     Long-term debt at December 31, consisted of the following:

(IN THOUSANDS OF DOLLARS)                                        1999         1998
-------------------------                                     ----------   ----------
Senior Notes with interest payable semi-annually at 10.625
  percent, payable in 2007..................................  $  250,000   $  250,000
Senior Notes with interest payable semi-annually at 10.25
  percent, payable in 2006..................................     250,000      250,000
Senior Subordinated Notes with interest payable
  semi-annually at 10.875 percent, payable in 2008..........     400,000      400,000
Senior Secured Term Loan Facility with interest payable at
  various dates less than one year at floating rates (8.61
  percent to 9.61 percent at December 31, 1999), payable
  through 2004..............................................     637,080      641,042
Senior Secured Revolving Facility with interest payable at
  various dates less than one year at floating rates (7.91
  percent to 10.0 percent at December 31, 1999), payable in
  2003......................................................     182,300      116,400
Machinery Facility with interest payable at various dates
  less than one year at floating rates (8.97 percent at
  December 31, 1999), payable in 2001.......................      10,000       20,000
Senior Notes with interest payable semi-annually at 10.75
  percent, payable in 2000..................................         529          529
Senior Subordinated Notes with interest payable
  semi-annually at 11.25 percent, payable in 2002...........         804          804
Convertible Subordinated Notes with interest payable
  semi-annually at 6.75 percent, payable in 2003,
  convertible beginning March 27, 1996......................         209        6,044
Senior Subordinated Notes with interest payable
  semi-annually at 10.375 percent, payable in 2004..........           0           15
Pollution control revenue bonds with interest payable
  semi-annually at 6.25 percent, payable through 2007.......       1,000        1,000
International Notes payable to banks with interest payable
  at various dates less than one year at interest rates of
  3.84 percent at December 31, 1999, payable through 2001...         585        2,288

                            RIVERWOOD HOLDING, INC.

NOTE 10 -- LONG-TERM DEBT -- (CONTINUED)

(IN THOUSANDS OF DOLLARS)                                        1999         1998
-------------------------                                     ----------   ----------
Capitalized leases with interest payable of 3.6 percent,
  payable through 2005......................................  $    3,738   $    4,334
Other.......................................................          55           35
                                                              ----------   ----------
                                                               1,736,300    1,692,491
Less, current portion.......................................       5,402       12,076
                                                              ----------   ----------
                                                              $1,730,898   $1,680,415
                                                              ==========   ==========

     The Term Loan Facility, the Revolving Facility and the Machinery Facility were collateralized by substantially all of the net assets (including the capital stock of certain international subsidiaries) of the Company.

     Long-term debt maturities and expirations of funded long-term working capital commitments at December 31, 1999, were as follows:

(IN THOUSANDS OF DOLLARS)
-------------------------
2000........................................................  $    5,402
2001........................................................     131,115
2002........................................................     174,598
2003........................................................     367,060
2004........................................................     156,717
After 2004..................................................     901,408
                                                              ----------
                                                              $1,736,300
                                                              ==========

NOTE 11 -- REDEEMABLE COMMON STOCK

     During the nine months ended December 31, 1996, Holding completed an offering of Holding Common Stock to certain members of management and key employees of the Company. As of December 31, 1996, the Company had issued 111,900 shares of Holding Class A Common Stock to Management Investors at fair value for gross cash proceeds of $11.2 million. During 1999, the Company issued 29,850 shares of additional Redeemable Common Stock to Management Investors at fair value for gross cash proceeds of $3.0 million. The common stock held by Management Investors is mandatorily redeemable at fair market value as determined by the Executive Committee of the Board of Directors and in certain circumstances the Management Investors can require the Company to repurchase the Holding Class A Common Stock. These shares are classified as Redeemable Common Stock on the Consolidated Balance Sheets and are carried at their redemption value at December 31, 1999. Accordingly, the difference between the redemption value at December 31, 1997 of $85 per share and the redemption value at December 31, 1999 of $115 per share as determined by the Executive Committee of the Board of Directors is accounted for as a charge to Capital in Excess of Par Value of which $0.9 million and $1.1 million was recorded in 1999 and 1998, respectively. During 1999 and 1998, the Company repurchased 29,270 and 10,500 shares of Redeemable Common Stock at a weighted average price of $92.70 per share and $85.00 per share, respectively.

     In connection with the issuance of Redeemable Common Stock to Management Investors, the Company has guaranteed loans, with full recourse, from a bank to certain Management Investors totaling approximately $1.0 million at December 31, 1999.

                            RIVERWOOD HOLDING, INC.

NOTE 12 -- NONREDEEMABLE COMMON STOCK

     On March 27, 1996, Holding completed an offering of 7,000,000 shares of Class A Common Stock with a par value of $0.01 per share to certain institutional investors for $700 million. Total Class A Common Stock authorized for issuance at December 31, 1999 was 9,000,000 shares, of which amount 7,062,630 shares were outstanding, including 62,630 shares issued to Management Investors as Redeemable Common Stock (see Note 11). Also on March 27, 1996, Holding completed an offering of 500,000 shares of Class B Common Stock with a par value of $0.01 per share to an institutional investor for $50 million. Total Class B Common Stock, which is non-voting, authorized for issuance at December 31, 1999 was 3,000,000 shares, of which 500,000 shares were outstanding.

NOTE 13 -- STOCK INCENTIVE PLANS

     In 1996, the Company developed a Long-Term Incentive Plan (LTP) designed to provide certain key executives and management options to purchase shares of redeemable Class A Common Stock. Additionally, in 1999 the Company developed a Supplemental Long-Term Incentive Plan (SLTP) to provide additional options to certain key executives and management. The following table summarizes information pertaining to options outstanding and exercisable at December 31, 1999:

                                                    GRANTED                             EXERCISABLE
                                                    WEIGHTED                             WEIGHTED
                                                    AVERAGE                               AVERAGE
                                        NUMBER      EXERCISE    VESTING     NUMBER       EXERCISE
PLAN GRANT DATE                       OUTSTANDING    PRICE     REFERENCE  EXERCISABLE      PRICE
------------------------------------  -----------   --------   ---------  -----------   -----------
SLTP       May-Dec, 1999............    185,500      $  100       (1)        42,980       $  100
LTP        June-Dec, 1999...........     51,800         100       (2)            --           --
LTP        August 1998..............     22,500         100       (3)         4,800          100
LTP        March 1997...............    225,000          75       (4)        74,025           75
LTP        June 1996................     69,110         100       (5)        35,436          100
                                        -------      ------                 -------       ------
               Total................    553,910      $89.84                 157,241       $88.23
                                        =======      ======                 =======       ======

---------------

(1) Options vest based upon a range of certain financial goals over the next three years. Each year, the vesting starts at 20% for achievement of a minimum financial target, and increases to a maximum of 33 1/3% per year, prorated on a straight-line basis for achievement of certain financial results above the minimum. Those options which do not vest in this three-year period, will vest, assuming the employee is still employed at the Company, on December 31, 2008.
(2) 37,200 of the options will vest in five equal annual installments on each of the first five anniversaries of the date of grant, subject to continuous employment. The remaining 14,600 options vest on the date that the Company achieves certain financial targets by December 31, 2003. Should those options not vest as described above, they will vest assuming the employee is still employed at the Company, nine years and six months following the date of grant.
(3) 15,000 of the options will vest in four equal annual installments, on each of the first four anniversaries of the date of grant, subject to continuous employment, and the remaining 7,500 options will vest based on achievement of certain financial goals or on February 19, 2008, whichever occurs first.
(4) 112,500 of these options will vest in five equal annual installments on each of the first five anniversaries of the date of grant, subject to continuous employment, and the remaining 112,500 have accelerated vesting based on achievement of certain financial goals or on September 30, 2006, whichever occurs first.
(5) These options vest over a five-year period, although some of the options may have accelerated vesting based on the achievement of certain financial goals.

                            RIVERWOOD HOLDING, INC.

NOTE 13 -- STOCK INCENTIVE PLANS -- (CONTINUED)
     A summary of option activity during the three years ended December 31, 1999 is as follows:

                                                               SHARES    EXERCISE PRICE
                                                              --------   --------------
Outstanding -- December 31, 1996............................   296,550     $  100.00
  Granted...................................................   225,000         75.00
  Exercised.................................................        --            --
  Canceled..................................................  (128,907)      (100.00)
                                                              --------     ---------
Outstanding -- December 31, 1997............................   392,643         85.67
  Granted...................................................    30,000        100.00
  Exercised.................................................        --
  Canceled..................................................   (74,297)      (100.00)
                                                              --------     ---------
Outstanding -- December 31, 1998............................   348,346         83.85
  Granted...................................................   237,300        100.00
  Exercised.................................................    (6,000)      (100.00)
  Canceled..................................................   (25,736)      (100.00)
                                                              --------     ---------
Outstanding -- December 31, 1999............................   553,910     $   89.84
                                                              ========     =========

     The weighted average contractual life of the outstanding options at December 31, 1999, is 6 years. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the Stock Options. Accordingly, the Company recognizes compensation expense for Stock Options when the exercise price is less than the related fair value at the date of grant or when the performance criteria is met. During the years ended December 31, 1999, 1998 and 1997, the Company recognized compensation expense of $0.7 million, $1.0 million, and $0.4 million, respectively, related to Stock Options. Had compensation expense for the Company's grants of Stock Options been determined in accordance with Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company's Net Loss for the years ended December 31, 1999, 1998, and 1997, would have been approximately $57.0 million, $141.9 million, and $154.4 million, respectively. The weighted average fair value of the stock options was estimated to be $28.03 per option on the date of grant for stock options granted in 1999, $5.54 per option on the date of grant for stock options granted in 1998, and $27.46 per option on the date of grant for stock options granted in 1997 and 1996. The Company used the Black-Scholes option-pricing model to value the Stock Options with the following assumptions: dividend yield of zero, no volatility, risk-free interest rates ranging from 5.304 to 6.75 percent, a zero forfeiture rate and an expected life of 3 to 10 years. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

NOTE 14 -- CURRENCY TRANSLATION ADJUSTMENT

     An analysis of changes in the Cumulative Currency Translation Adjustment included in Shareholders' Equity at December 31 was as follows:

               (IN THOUSANDS OF DOLLARS)                   1999       1998       1997
               -------------------------                 --------   --------   --------
Cumulative currency translation adjustment at beginning
  of period............................................  $(15,493)  $(14,185)  $  8,117
Currency translation adjustments.......................        62     (1,308)   (22,262)
Income taxes related to currency translation
  adjustments..........................................        --         --        (40)
                                                         --------   --------   --------
                                                         $(15,431)  $(15,493)  $(14,185)
                                                         ========   ========   ========

                            RIVERWOOD HOLDING, INC.

NOTE 15 -- CONTINGENCIES AND COMMITMENTS

     Total rental expense was approximately $16.6 million, $14.1 million, and $15.2 million for the years ended December 31, 1999, 1998, and 1997.

     At December 31, 1999, total commitments of the Company under long-term, non-cancelable contracts were as follows:

(IN THOUSANDS OF DOLLARS)
-------------------------
2000........................................................  $ 28,370
2001........................................................    24,379
2002........................................................    18,458
2003........................................................    19,971
2004........................................................     8,410
After 2004..................................................    85,321
                                                              --------
                                                              $184,909
                                                              ========

     The Company is committed to compliance with all applicable environmental laws and regulations throughout the world. Environmental law is, however, dynamic rather than static. As a result, costs, which are unforeseeable at this time, may be incurred when new laws are enacted, and when environmental agencies promulgate or revise rules and regulations.

     In late 1993, the U.S. Environmental Protection Agency proposed regulations (generally referred to as the "cluster rules") that would mandate more stringent controls on air and water discharges from the United States pulp and paper mills. The cluster rules were promulgated in April 1998, and the Company estimates the capital spending that may be required to comply with the cluster rules could reach $55 million to be spent at its two U.S. paper mills over a seven-year period beginning in 2000.

     In late 1995, the Louisiana Department of Environmental Quality ("DEQ") notified the Predecessor of potential liability for the remediation of hazardous substances at a wood treatment site in Shreveport, Louisiana that the Predecessor or its predecessors previously operated, and at a former oil refinery site in Caddo Parish, Louisiana which is on land that the Company currently owns. In response to these notices, the Company has provided additional information concerning these sites and has commenced its own evaluation of any claims and remediation liabilities for which it may be responsible. Subsequent to receipt in May 1996 of a Special Demand Letter from DEQ to remediate the site in Shreveport, the Company entered into an agreement with DEQ to perform a soil and groundwater investigation at the site. The Company completed this investigation work in 1999 and is in ongoing discussions with the DEQ to develop an appropriate remediation plan and exit strategy. In September 1996, the Company received a Special Demand Letter from DEQ to remediate the site in Caddo Parish. The Company performed a waste inventory and treatability study at the site and subsequently met with the DEQ in October 1999. Currently, the Company is in ongoing discussions with the DEQ to develop an appropriate remediation plan and exit strategy.

     The Company is involved in environmental remediation projects for certain properties currently owned or operated by the Company, certain properties divested by the Company for which responsibility was retained, and waste sites where waste was shipped by predecessors of the Company or for which the Company might have corporate successor liability. Certain of these projects are being addressed under federal and state statutes, such as the Comprehensive Environmental Response, Compensation and Liability Act and the state law counterparts. The Company's costs in some instances cannot be reliably estimated until the remediation process is substantially underway or liability at multiparty sites has been addressed. To address these contingent environmental costs, the Company has accrued reserves when such costs are probable and can be reasonably estimated. The Company believes that, based on current information and regulatory requirements, the accruals established by the Company for environmental expenditures are adequate. Based on current

                            RIVERWOOD HOLDING, INC.

NOTE 15 -- CONTINGENCIES AND COMMITMENTS -- (CONTINUED) knowledge, to the extent that additional costs may be incurred that exceed the accrued reserves, such amounts are not expected to have a material impact on the results of operations, cash flows or financial condition of the Company, although no assurance can be given that material costs will not be incurred in connection with clean-up activities at these properties, including the Shreveport and Caddo Parish sites referred to above.

     The Company is a party to a number of lawsuits arising out of the ordinary conduct of its business. While there can be no assurance as to their ultimate outcome, the Company does not believe that these lawsuits will have a material impact on the results of operations, cash flows or financial condition of the Company.

     The Company is a plaintiff in several actions against Mead claiming infringement of the Company's patents for its packaging machines, as to which Mead has filed counterclaims asserting that the Company's patents are invalid. In the furthest advanced of these actions, on November 18, 1998, a federal court entered an order refusing to adopt a special master's recommended finding that the Company's patent in issue was invalid, and ruled that Mead had been unlawfully infringing the Company's patent. On February 16, 1999, Mead filed an appeal from that decision. An oral argument with regard to this appeal was held on February 9, 2000 before the Court of Appeals for the Federal Circuit. The Company is awaiting a decision.

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

                            RIVERWOOD HOLDING, INC.

NOTE 16 -- PENSIONS -- (CONTINUED)
U.S. HOURLY AND SALARIED PENSION PLANS

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

(A) PENSION EXPENSE

     The pension expense related to the Hourly plan and Salaried plan consisted of the following:

                                                     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                               1999           1998           1997
-------------------------                           ------------   ------------   ------------
Components of net periodic pension cost:
  Service cost....................................    $  5,395       $  4,958       $  4,745
  Interest cost...................................      14,231         13,955         14,552
  Expected return on plan assets..................     (20,454)       (18,289)       (18,668)
  Amortizations:
     Prior service cost...........................       1,023            989            816
     Actuarial loss/(gain)........................          53            (65)            --
                                                      --------       --------       --------
  Net periodic pension cost.......................    $    248       $  1,548       $  1,445
                                                      ========       ========       ========

     Certain assumptions used in determining the pension expense related to the Hourly plan and Salaried plan were as follows:

                                                     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                        1999           1998           1997
                                                    ------------   ------------   ------------
Assumptions:
  Discount rate...................................      6.50%          7.00%          7.50%
  Rate of increase in future compensation
     levels.......................................      4.50%          4.50%          4.50%
  Expected long-term rate of return on plan
     assets.......................................      8.50%          8.50%          9.50%

                            RIVERWOOD HOLDING, INC.

NOTE 16 -- PENSIONS -- (CONTINUED)
(B) FUNDED STATUS

     The funded status of the Company's U.S. Hourly plan and Salaried plan as of December 31, were as follows:

(IN THOUSANDS OF DOLLARS)                                       1999       1998
-------------------------                                     --------   --------
Change in benefit obligation:
  Benefit obligation at beginning of year...................  $224,307   $218,593
  Service cost..............................................     5,395      4,958
  Interest cost.............................................    14,231     13,955
  Actuarial gain............................................   (24,872)    (1,519)
  Amendments................................................       295        745
  Benefits paid.............................................   (12,911)   (12,425)
                                                              --------   --------
  Benefit obligation at end of year.........................  $206,445   $224,307
                                                              ========   ========
Change in plan assets:
  Fair value of plan assets at beginning of year............  $246,934   $221,175
  Actual return on plan assets..............................    32,406     38,156
  Employer contributions....................................        26         28
  Benefits paid.............................................   (12,911)   (12,425)
                                                              --------   --------
  Fair value of plan assets at end of year..................  $266,455   $246,934
                                                              ========   ========
  Plan assets in excess of projected benefit obligation.....  $ 60,010   $ 22,627
  Unrecognized net actuarial gain...........................   (53,610)   (16,733)
  Unrecognized prior service cost...........................     2,708      3,436
                                                              --------   --------
  Net amount recognized.....................................  $  9,108   $  9,330
                                                              ========   ========
Amounts recognized in the Consolidated Balance Sheets
  consist of:
  Prepaid pension cost......................................  $  9,108   $  9,330
  Accrued pension liability.................................        --         --
  Net amount recognized.....................................  $  9,108   $  9,330
Assumptions:
  Discount rate.............................................      7.50%      6.50%
  Rates of increase in future compensation levels...........      4.50%      4.50%

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

                            RIVERWOOD HOLDING, INC.

NOTE 16 -- PENSIONS -- (CONTINUED)
     The pension expense related to the international plans consisted of the following:

                                                     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                               1999           1998           1997
-------------------------                           ------------   ------------   ------------
Components of net periodic pension cost:
  Service cost....................................    $ 1,647        $ 2,078       $    2,396
  Interest cost...................................      4,788          5,407            5,321
  Expected return on plan assets..................     (5,406)        (6,040)          (6,056)
  Amortizations:
     Actuarial loss...............................      1,947          2,236               --
                                                      -------        -------       ----------
  Net periodic pension cost.......................    $ 2,976        $ 3,681       $    1,661
                                                      =======        =======       ==========
Assumptions:
  Discount rate...................................       5.50%          5.50%       6.5 - 8.0%
  Rates of increase in future compensation
     levels.......................................       4.00%          4.00%       2.5 - 5.8%
  Expected long-term rate of return on plan
     assets.......................................       6.50%          6.50%       6.5 - 8.8%

     Approximately 320 employees participate in a multi-employer pension plan that provides defined benefits to employees under certain union-employer organization agreements. Pension expense for this plan was $4.8 million, $4.5 million, and $4.7 million for the years ended December 31, 1999, 1998, and 1997, respectively.

(B) FUNDED STATUS

     The following table sets forth the funded status of the international pension plans as of December 31:

(IN THOUSANDS OF DOLLARS)                                      1999       1998
-------------------------                                     -------    -------
Change in benefit obligation:
  Benefit obligation at beginning of year...................  $88,935    $73,291
  Service cost..............................................    1,647      2,078
  Interest cost.............................................    4,788      5,407
  Plan participants contributions...........................      729        893
  Amendments................................................    1,947      2,236
  Actuarial loss............................................    1,907      8,517
  Benefits paid.............................................   (6,066)    (3,487)
                                                              -------    -------
  Benefit obligation at end of year.........................  $93,887    $88,935
                                                              =======    =======
Change in plan assets:
  Fair value of plan assets at beginning of year............  $84,923    $75,412
  Actual return on plan assets..............................   13,706     10,515
  Employer contributions....................................    3,492      1,590
  Plan participants contributions...........................      729        893
  Benefits paid.............................................   (6,066)    (3,487)
                                                              -------    -------
  Fair value of plan assets at end of year..................  $96,784    $84,923
                                                              =======    =======
  Plan assets in excess of (less than) projected benefit
     obligation.............................................  $ 2,897    $(4,012)
  Unrecognized net actuarial (gain) / loss..................   (3,656)     2,795
                                                              -------    -------
  Net amount recognized.....................................  $  (759)   $(1,217)
                                                              =======    =======

                            RIVERWOOD HOLDING, INC.

NOTE 16 -- PENSIONS -- (CONTINUED)

(IN THOUSANDS OF DOLLARS)                                      1999       1998
-------------------------                                     -------    -------
Amounts recognized in the Consolidated Balance Sheets
  consist of:
  Prepaid pension cost......................................  $    --    $    --
  Accrued pension liability.................................  $  (759)   $(1,217)
  Net amount recognized.....................................  $  (759)   $(1,217)
Assumptions:
  Discount rate.............................................     5.50%      5.50%
  Rates of increase in future compensation levels...........     4.00%      4.00%

     As of December 31, 1999 and 1998, accrued retirement contributions for the international pension plans included in Compensation and employee benefits on the Consolidated Balance Sheets were $2.9 million and $3.5 million, respectively.

VOLUNTARY SAVINGS AND DEFINED CONTRIBUTION PLANS

     The Company provides voluntary savings plans for eligible U.S. employees. Employees may make contributions of up to 16 percent of their compensation (6 percent pretax and 10 percent after tax). The Company matches 3 percent and may match up to a total of 6 percent of the eligible compensation, depending on the Company's performance.

     Contributions to these plans for the years ended December 31, 1999, 1998, and 1997 were $2.4 million, $2.7 million, and $3.9 million, respectively.

     Accrued savings plan contributions included in Compensation and employee benefits on the Consolidated Balance Sheets were $1.7 million and $1.5 million at December 31, 1999 and 1998, respectively.

NOTE 17 -- OTHER POSTRETIREMENT BENEFITS

     The Company sponsors defined benefit post retirement health care plans that provide medical and life insurance coverage to eligible salaried and hourly retired U.S. employees and their dependents. The base level of medical coverage is provided to the retiree at no cost. No postretirement medical benefits are offered to salaried employees who began employment after December 31, 1993.

     The other postretirement benefits expense consisted of the following:

                                               YEAR ENDED      YEAR ENDED      YEAR ENDED
                                              DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                         1999            1998            1997
-------------------------                     ------------    ------------    ------------
Service cost..............................       $  291          $  291          $  350
  Interest cost...........................        1,663           1,638           1,815
  Amortizations:
     Prior service cost...................         (162)           (147)           (113)
     Actuarial loss/(gain)................          184             119             (23)
                                                 ------          ------          ------
  Net periodic pension cost...............       $1,976          $1,901          $2,029
                                                 ======          ======          ======

                            RIVERWOOD HOLDING, INC.

NOTE 17 -- OTHER POSTRETIREMENT BENEFITS -- (CONTINUED)

                                               YEAR ENDED      YEAR ENDED      YEAR ENDED
                                              DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                         1999            1998            1997
-------------------------                     ------------    ------------    ------------
Assumptions:
  Discount rate...........................          6.5%            7.0%            7.5%
  Initial health care cost trend rate.....          5.5%            5.9%            6.5%
  Ultimate health care cost trend rate*...          4.5%            5.5%            5.5%
  Ultimate year*..........................         2001            2000            2000

---------------

* The salaried plan's cost is capped beginning in 1999.

     The accrued postretirement benefit obligation at December 31 was as follows:

(IN THOUSANDS OF DOLLARS)                                       1999       1998
-------------------------                                     --------   --------
Change in benefit obligation:
  Benefit obligation at beginning of year...................  $ 24,745   $ 25,839
  Service cost..............................................       291        291
  Interest cost.............................................     1,663      1,638
  Actuarial loss / (gain)...................................       141        (73)
  Amendments................................................        --       (557)
  Benefits paid.............................................    (2,598)    (2,393)
                                                              --------   --------
  Benefit obligation at end of year.........................  $ 24,242   $ 24,745
                                                              ========   ========
  Fair value of plan assets at end of year..................        --         --
                                                              --------   --------
  Accumulated postretirement benefit obligation in excess of plan assets............................................  $(24,242)  $(24,745)
  Unrecognized net actuarial loss...........................     1,685      1,434
  Unrecognized prior service credit.........................    (2,000)    (2,162)
                                                              --------   --------
          Total accrued postretirement benefit obligation...  $(24,557)  $(25,473)
                                                              ========   ========
Assumptions:
  Discount rate.............................................      7.50%      6.50%
  Initial health care cost trend rate.......................      5.50%      5.50%
  Ultimate health care cost trend rate*.....................      4.50%      4.50%
  Ultimate year*............................................      2001       2001

                                                              1 PERCENTAGE     1 PERCENTAGE
                                                             POINT INCREASE   POINT DECREASE
                                                             --------------   --------------
Health care trend rate sensitivity:
  Effect on total of interest and service cost
     components............................................       $ 23            $ (20)
  Effect on year-end postretirement benefit obligation.....       $215            $(193)

---------------

* The salaried plan's cost is capped beginning in 1999.

NOTE 18 -- IMPAIRMENT LOSS

     The Company recorded an impairment loss of $15.7 million in 1998 due to a write-down of packaging machines in accordance with SFAS 121. The fair value of the machines was determined based on discounted expected future lease revenues and estimated disposition proceeds.

                            RIVERWOOD HOLDING, INC.

NOTE 19 -- FOREIGN CURRENCY MOVEMENT EFFECT

     Net international currency transaction gains (losses) included in determining Income from Operations for the years ended December 31, 1999, 1998, and 1997 were $1.9 million, $0.9 million, and $(1.1) million, respectively.

NOTE 20 -- INCOME TAXES

     The U.S. and international components of (Loss) before Income Taxes and Equity in Net Earnings of Affiliates consisted of the following:

                                                     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                               1999           1998           1997
-------------------------                           ------------   ------------   ------------
U.S...............................................    $(53,190)     $(131,888)     $(173,606)
International.....................................      (4,655)       (17,190)         9,404
                                                      --------      ---------      ---------
(Loss) before Income Taxes and Equity in Net
  Earnings of Affiliates..........................    $(57,845)     $(149,078)     $(164,202)
                                                      ========      =========      =========

     The following provision is calculated based upon results which include the month of December 1999 for international entities, as a result of the Company electing to change the international affiliates' fiscal year-end to December 31 (see Note 2). Due to immateriality, the income tax expense (benefit) relating to the thirteenth month was not separately stated in the Company's financial statements.

     The provisions for Income Tax Expense (Benefit) on (Loss) before Income Taxes and Equity in Net Earnings of Affiliates consisted of the following:

                                                     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                               1999           1998           1997
-------------------------                           ------------   ------------   ------------
Current:
  U.S. Federal....................................     $   --        $    --         $   --
  U.S. State and Local............................      1,787           (960)         2,500
  International...................................      2,149          2,526          2,866
                                                       ------        -------         ------
Total Current.....................................      3,936          1,566          5,366
                                                       ------        -------         ------
Deferred:
  U.S.............................................         --             --             --
  International...................................         --         (2,183)           279
                                                       ------        -------         ------
Total Deferred....................................         --         (2,183)           279
                                                       ------        -------         ------
  Income Tax Expense (Benefit)....................     $3,936        $  (617)        $5,645
                                                       ======        =======         ======

                            RIVERWOOD HOLDING, INC.

NOTE 20 -- INCOME TAXES -- (CONTINUED)
     A reconciliation of Income Tax Expense (Benefit) on (Loss) before Extraordinary Item and Cumulative Effect of a Change in Accounting including Equity in Net Earnings of Affiliates at the federal statutory rate of 35% compared with the Company's actual Income Tax Expense (Benefit) is as follows:

                                                     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                               1999           1998           1997
-------------------------                           ------------   ------------   ------------
Income taxes at U.S. statutory rate...............    $(17,757)      $(49,322)      $(49,459)
U.S. state and local taxes........................       1,787           (960)         2,500
Limitation on use of U.S. net operating losses....      16,128         44,102         53,244
International tax rate differences................       2,850          5,674           (146)
Foreign withholding tax...........................         928             --             --
Other, net........................................          --           (111)          (494)
                                                      --------       --------       --------
Income Tax Expense (Benefit)......................    $  3,936       $   (617)      $  5,645
                                                      ========       ========       ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, were as follows:

(IN THOUSANDS OF DOLLARS)                                       1999        1998
-------------------------                                     ---------   ---------
Property, plant and equipment...............................  $(273,221)  $(239,228)
Other.......................................................    (20,229)    (18,574)
                                                              ---------   ---------
  Gross deferred tax liabilities............................  $(293,450)  $(257,802)
                                                              ---------   ---------
Net operating loss carryforwards............................    439,277     340,771
Other.......................................................     58,214      80,865
                                                              ---------   ---------
  Gross deferred tax assets.................................    497,491     421,636
                                                              ---------   ---------
Valuation allowance.........................................   (214,911)   (175,612)
                                                              ---------   ---------
  Net deferred tax liability................................  $ (10,870)  $ (11,778)
                                                              =========   =========

     The Company has determined that, as of both December 31, 1999 and 1998, it is more likely than not that no net deferred tax assets will be realized. The valuation allowance of $214.9 million at December 31, 1999 is maintained on net deferred tax assets for which the Company has not determined that realization is more likely than not.

     The U.S. federal net operating loss carryforward amount totals $981.4 million, and expires in 2012, 2013, 2019, and 2020 in the amounts of $95.6 million, $421.5 million, $295.0 million, and $169.3 million, respectively. International net operating loss carryforward amounts total $22.6 million of which $4.7 million expire through 2009 and $17.9 million have no expiration date.

     Undistributed earnings intended to be reinvested indefinitely by the international subsidiaries totaled approximately $16.7 million at December 31, 1999. No U.S. deferred income tax has been recorded on these undistributed earnings.

NOTE 21 -- EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT

     On July 28, 1997, the Company completed an offering of the 1997 Notes (see
Note 10). The net proceeds of this offering were applied to prepay certain revolving credit borrowings under the Revolving Facility (without any commitment reduction), and to refinance certain Tranche A term loans and other borrowings under the Senior Secured Credit Agreement. During the third quarter of 1997, the Company

                            RIVERWOOD HOLDING, INC.

NOTE 21 -- EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT -- (CONTINUED) recorded a non-cash, extraordinary charge to earnings of approximately $2.5 million, net of tax of $0, related to the write-off of the applicable portion of deferred debt issuance costs on the Tranche A term loans.

NOTE 22 -- CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING FOR SOFTWARE
           DEVELOPMENT PROJECT COSTS

     In accordance with an EITF (Emerging Issues Task Force) consensus reached on November 20, 1997, the Company was required to change its accounting for business process reengineering costs. EITF 97-13 "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project that Combines Business Process Reengineering and Information Technology Transformation," requires that the cost of business process reengineering activities that are part of a project to acquire, develop or implement internal use software, whether done internally or by third parties, be expensed as incurred. Previously, the Company capitalized these costs as systems development costs.

     The accounting change, effective in the fourth quarter of 1997, resulted in a cumulative charge of $3.1 million, net of tax of $0.

NOTE 23 -- SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest and cash (received) paid, net of refunds, for income taxes was as follows:

                                                     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                               1999           1998           1997
-------------------------                           ------------   ------------   ------------
Interest..........................................    $169,623       $166,886       $155,370
                                                      ========       ========       ========
Income Taxes......................................    $ (5,293)      $ (8,310)      $ 28,163
                                                      ========       ========       ========

NOTE 24 -- BUSINESS COMBINATIONS AND DISPOSALS

     In connection with the global restructuring program initiated in the fourth quarter of 1998, the Company is reducing its European workforce by approximately 300 employees and is implementing other initiatives designed to improve productivity and profitability across the global organization. The initial cost of this program, scheduled to be completed during 2000, was approximately $25.6 million of which approximately $0.8 million was used in December 1998 and related to severance payments. The following table provides information that details payments on this restructuring plan since December 31, 1998:

                                                                        OTHER
(IN THOUSANDS OF DOLLARS)                                 SEVERANCE   EXIT COSTS    TOTAL
-------------------------                                 ---------   ----------   --------
Balance at 12/31/98.....................................   $21,205     $ 3,537     $ 24,742
Charges against accrual in 1999.........................    (9,337)     (2,981)     (12,318)
                                                           -------     -------     --------
Balance at 12/31/99.....................................   $11,868     $   556     $ 12,424
                                                           =======     =======     ========

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

                            RIVERWOOD HOLDING, INC.

NOTE 24 -- BUSINESS COMBINATIONS AND DISPOSALS -- (CONTINUED)
     In connection with and following the Merger, the Company decided in 1996 to exit certain businesses and operating activities, including the sale or closure of the Company's last dedicated folding cartonboard converting plant in the United States, located in Kankakee, Illinois, packaging machinery manufacturing plants in Marietta, Georgia and Koln, Germany, a beverage multiple packaging converting plant in Bakersfield, California and the trucking transportation operations in West Monroe, Louisiana, as well as the consolidation and realignment of certain operations in the United States, Australia and Europe. The cost of exiting these businesses and operating activities was approximately $38.6 million which was accrued during 1996 as a purchase accounting adjustment. The costs related principally to the severance of approximately 750 employees, relocation and other plant closure costs. During 1999 and 1998, $2.5 million and $7.2 million was utilized and charged against the accrual primarily related to severance and exit costs. At December 31, 1999 and 1998, $2.3 million and $4.8 million of this total was included in Other accrued liabilities in the Consolidated Balance Sheets, respectively, and is expected to be paid out through 2000.

NOTE 25 -- BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

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

     The Company's four separate geographic areas are the United States, Central/South America, Europe and Asia-Pacific. The United States area includes paper mills, beverage and folding carton facilities, and packaging machinery facilities. The Europe area includes a coated recycled paperboard mill, beverage and folding carton plants and a packaging machinery facility. The Asia-Pacific area includes beverage and folding carton plants.

     Business segment information is as follows:

                                                             YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                            DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                                       1999           1998           1997
-------------------------                                   ------------   ------------   ------------
NET SALES:
Coated Board..............................................   $1,010,068     $1,055,270     $1,029,493
Containerboard............................................      102,643         80,299        109,361
                                                             ----------     ----------     ----------
                                                             $1,112,711     $1,135,569     $1,138,854
                                                             ==========     ==========     ==========

                            RIVERWOOD HOLDING, INC.

NOTE 25 -- BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION -- (CONTINUED)

                                                             YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                            DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                                       1999           1998           1997
-------------------------                                   ------------   ------------   ------------
INCOME FROM OPERATIONS:
Coated Board..............................................   $  142,541     $   78,752     $   64,819
Containerboard............................................      (10,235)       (23,682)       (41,244)
Corporate(A)..............................................      (11,843)       (27,392)       (16,663)
                                                             ----------     ----------     ----------
                                                             $  120,463     $   27,678     $    6,912
                                                             ==========     ==========     ==========
EBITDA:
Coated Board..............................................   $  269,509     $  225,191     $  187,589
Containerboard............................................        7,000         (8,965)       (15,544)
Corporate and Eliminations................................       (3,034)       (12,768)        (6,118)
                                                             ----------     ----------     ----------
                                                             $  273,475     $  203,458     $  165,927
                                                             ==========     ==========     ==========
CAPITAL EXPENDITURES:
Coated Board..............................................   $   42,505     $   36,151     $  131,119
Containerboard............................................        3,782          2,680          5,203
Corporate.................................................       19,731          9,720          5,992
                                                             ----------     ----------     ----------
                                                             $   66,018     $   48,551     $  142,314
                                                             ==========     ==========     ==========
DEPRECIATION AND AMORTIZATION:
Coated Board..............................................   $  120,991     $  130,368     $  115,779
Containerboard............................................       18,068         16,404         20,388
Corporate.................................................        3,538           (257)         1,217
                                                             ----------     ----------     ----------
                                                             $  142,597     $  146,515     $  137,384
                                                             ==========     ==========     ==========
IDENTIFIABLE ASSETS AT DECEMBER 31,:
Coated Board(B)...........................................   $1,775,894     $1,957,062     $2,033,072
Containerboard(B).........................................      282,200        256,485        332,850
Corporate(C)..............................................      305,048        204,054        240,263
                                                             ----------     ----------     ----------
                                                             $2,363,142     $2,417,601     $2,606,185
                                                             ==========     ==========     ==========

     Business geographic area information is as follows:

                                                             YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                            DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                                       1999           1998           1997
-------------------------                                   ------------   ------------   ------------
NET SALES:
United States.............................................   $  897,891     $  877,323     $  844,990
Central/South America.....................................        6,587          5,966          1,898
Europe....................................................      220,291        245,679        249,607
Asia Pacific..............................................       81,473         84,786        132,565
Eliminations(D)...........................................      (93,531)       (78,185)       (90,206)
                                                             ----------     ----------     ----------
                                                             $1,112,711     $1,135,569     $1,138,854
                                                             ==========     ==========     ==========

                            RIVERWOOD HOLDING, INC.

NOTE 25 -- BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION -- (CONTINUED)

                                                             YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                            DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                                       1999           1998           1997
-------------------------                                   ------------   ------------   ------------
INCOME FROM OPERATIONS:
United States.............................................   $  131,070     $   58,726     $   (2,609)
Central/South America.....................................       (1,954)        (2,989)        (4,031)
Europe....................................................       (2,779)       (19,712)        10,017
Asia Pacific..............................................        4,707         (6,978)           322
Eliminations(D)...........................................      (10,581)        (1,369)         3,213
                                                             ----------     ----------     ----------
                                                             $  120,463     $   27,678     $    6,912
                                                             ==========     ==========     ==========
IDENTIFIABLE ASSETS AT DECEMBER 31,:
United States.............................................   $1,806,764     $1,855,621     $1,930,542
Central/South America.....................................        9,701         10,826         14,198
Europe....................................................      265,820        239,223        233,534
Asia -- Pacific...........................................      112,304        105,433        188,983
Corporate(C)..............................................      167,582        204,054        240,263
Eliminations(D)...........................................          971          2,444         (1,335)
                                                             ----------     ----------     ----------
                                                             $2,363,142     $2,417,601     $2,606,185
                                                             ==========     ==========     ==========

---------------
Notes:

(A) Primarily consists of unallocated general corporate expenses.

(B) Certain mill assets are allocated based on production.

(C) Corporate assets are principally the equity investment in Igaras, U.S. cash and equivalents, prepaid pension costs and other prepayments, deferred loan costs, deferred tax assets and a portion of property, plant and equipment.

(D) Represents primarily the elimination of intergeographic sales and profits from transactions between the Company's U.S., Europe, Asia-Pacific and Central/South America operations.

NOTE 26 -- RELATED PARTY TRANSACTIONS

     On November 18, 1999, the Company loaned $5.0 million to a principal employee in a non-interest bearing note due March 26, 2002. This receivable is included in Other Assets on the Consolidated Balance Sheet as of December 31, 1999.

     The Company receives certain management services provided by Clayton, Dubilier and Rice, Inc. ("CD&R"), an affiliate of an equity investor in the Company. Charges for such services, including reimbursement of expenses, totaled approximately $0.6 million, $0.7 million, and $0.6 million for the years ended December 31, 1999, 1998, and 1997, respectively, and were included in operating expenses in the Consolidated Statements of Operations.

                            RIVERWOOD HOLDING, INC.

                       SELECTED QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)

     Results of operations for the four quarters of 1999 and 1998 are shown below:

                                                                         (LOSS)
                                                                         BEFORE
                                                                      EXTRAORDINARY
                                                                        ITEM AND
                                                                       CUMULATIVE
                                                          INCOME      EFFECT OF AN
                                   NET        GROSS     (LOSS) FROM    ACCOUNTING
(IN THOUSANDS OF DOLLARS)         SALES       PROFIT    OPERATIONS       CHANGE       NET LOSS
-------------------------       ----------   --------   -----------   -------------   ---------
(QUARTER)
---------
Company:
1999
First.........................  $  255,867   $ 48,108    $ 18,871       $ (26,479)    $ (26,479)
Second........................     299,497     66,080      35,254          (9,933)       (9,933)
Third.........................     268,694     57,477      31,733         (13,713)      (13,713)
Fourth(A).....................     288,653     69,076      34,605          (4,546)       (4,546)
                                ----------   --------    --------       ---------     ---------
          Total...............  $1,112,711   $240,741    $120,463       $ (54,671)    $ (54,671)
                                ==========   ========    ========       =========     =========
1998
First.........................  $  265,435   $ 37,473    $  7,246       $ (34,545)    $ (34,545)
Second........................     305,975     56,253      10,307         (33,208)      (33,208)
Third(B)......................     292,766     56,376      26,575         (11,125)      (11,125)
Fourth(B)(C)(D)...............     271,393     48,510     (16,450)        (61,426)      (61,426)
                                ----------   --------    --------       ---------     ---------
          Total...............  $1,135,569   $198,612    $ 27,678       $(140,304)    $(140,304)
                                ==========   ========    ========       =========     =========

---------------

Notes:
(A) During the fourth quarter of 1999, the Company recorded a credit of $5.3 million related to a LIFO inventory valuation. No LIFO adjustments were made during the first three quarters.
(B) The Company recorded an impairment loss in accordance with SFAS 121 totaling $15.7 million relating to the revaluation of packaging machinery. The fair value of the machines was determined based on expected future lease revenues and potential disposition.
(C) The Company recorded a charge of $25.6 million in the fourth quarter of 1998 to accrue for the closing costs primarily relating to the restructuring of its European operations, primarily the ongoing rationalization of its international folding carton converting operations.
(D) During the fourth quarter of 1998, the Company recorded a credit of $9.4 million related to a LIFO inventory valuation offset by $3.7 million in charges taken in the first three quarters of 1998. The net credit relating to LIFO inventory valuation for the year ended December 31, 1998, was $5.7 million.

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

     The consolidated financial statements prepared by Management have been audited in accordance with generally accepted auditing standards by Deloitte & Touche LLP (for the years ended December 31, 1999, 1998, and 1997), Independent Auditors, whose report is also presented.

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

     Oversight of Management's financial reporting and internal accounting control responsibilities is exercised by the Board of Directors through the Audit Committee, which consists solely of outside directors. The Audit Committee meets periodically with financial management and the Independent Auditors to review how each is carrying out its responsibilities and to discuss matters concerning auditing, internal accounting control and financial reporting. The Independent Auditors have free access to meet with the Audit Committee without Management's presence.

Stephen Humphrey                               Daniel J. Blount
Chief Executive Officer                        Senior Vice President
and President                                  and Chief Financial Officer

                        REPORT OF INDEPENDENT AUDITORS'

To the Stockholders and Directors of Riverwood Holding, Inc.:

     We have audited the accompanying consolidated balance sheets of Riverwood Holding, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement Schedule listed in the Index at Item 14. These consolidated financial statements and financial statement Schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement Schedule based on our audits. We did not audit the financial statements of Igaras Papeis e Embalagens S.A. (Igaras), the Company's investment in which is accounted for by use of the equity method. The Company's equity in Igaras' net assets of $140,693,000 and $138,496,000 at December 31, 1999 and 1998, respectively, and in Igaras' net income of $5,177,000, $5,873,000, and $21,480,000 for the years ended December 31, 1999,
1998, and 1997, respectively, are included in the accompanying consolidated financial statements. The financial statements of Igaras were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Igaras, is based on the report of such other auditors.

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

     In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Riverwood Holding, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement Schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 24, 2000

                         IGARAS PAPEIS E EMBALAGENS S.A.
                           CONSOLIDATED BALANCE SHEETS

                                     ------


                                                             DECEMBER 31,
                                                       ----------------------
                                                         1999          1998
                                                       --------      --------
                                                         (IN THOUSANDS OF U.S.
                                                               DOLLARS)
ASSETS
Current Assets:
    Cash and Cash Equivalents                          $  2,223      $ 10,493
    Trade Accounts Receivable (less Allowance for
       Doubtful Accounts of $605 and $424)               26,708        32,068
    Inventories                                          27,201        31,925
    Prepaid Income Tax                                    2,300         1,977
    Other Assets                                          1,027         6,040
                                                       --------      --------
              Total Current Assets                       59,459        82,503

Property, Plant and Equipment, Net                      414,145       439,624
Deferred Income Taxes                                    11,069         3,412
Other Noncurrent Assets                                   5,734         8,886
                                                       --------      --------
              Total Assets                             $490,407      $534,425
                                                       ========      ========

















                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         IGARAS PAPEIS E EMBALAGENS S.A.
                     CONSOLIDATED BALANCE SHEETS (Continued)

                                     ------


                                                                        DECEMBER 31,
                                                                   ----------------------
                                                                     1999          1998
                                                                   --------      --------
                                                                    (IN THOUSANDS OF U.S.
                                                                           DOLLARS)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term Debt                                                    $ 41,261      $ 31,213
Current Portion of Long-term Debt                                    19,540        33,167
    Accounts Payable, Trade                                          14,113        17,081
    Other Accrued Liabilities                                        17,810        16,495
                                                                   --------      --------
             Total Current Liabilities                               92,724        97,956

Long-term Debt, less Current Portion                                 67,936       106,129
Accrued Pension                                                       3,338         2,645
Deferred Income Taxes                                                12,081        15,310
Other Noncurrent Liabilities                                          7,754         8,782
                                                                   --------      --------
             Total Liabilities                                      183,833       230,822
                                                                   --------      --------
Contingencies and Commitments (Note 9)

SHAREHOLDERS' EQUITY
Preferred Stock:
    Class A (No Par Value; 32 Shares Authorized,
       Issued and Outstanding in 1999 and 1998, respectively)            --            --
    Class B (No Par Value; No Shares Authorized,
       Issued and Outstanding in 1999 and 1998, respectively)            --            --
Common Stock (No Par Value; 167,309,968 Shares
    Authorized, Issued and Outstanding in 1999 and
    1998, respectively)                                             170,984       170,984
Retained Earnings                                                   135,590       132,619
                                                                   --------      --------
             Total Shareholders' Equity                             306,574       303,603
                                                                   --------      --------
             Total Liabilities and Shareholders' Equity            $490,407      $534,425
                                                                   ========      ========









                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         IGARAS PAPEIS E EMBALAGENS S.A.
                        CONSOLIDATED STATEMENTS OF INCOME
                         (in thousands of U.S. dollars)

                                     ------


                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                  -----------------------------------------
                                                     1999            1998            1997
                                                  ---------       ---------       ---------
Net Sales                                         $ 202,156       $ 257,026       $ 239,454
Cost of Sales                                       165,911         205,047         165,983
Selling, General and Administrative Expenses         17,956          25,412          20,174
Translation (Loss) or Gain, Net                      (1,337)            631          (2,466)
Other Expense, Net                                   (1,160)         (3,757)         (1,637)
                                                  ---------       ---------       ---------
Income from Operations                               15,792          23,441          49,194
Interest Income                                         910           2,838           4,864
Interest Expense                                     17,222          10,769           3,968
                                                  ---------       ---------       ---------
(Loss) Income before Income Taxes                      (520)         15,510          50,090
Current Income Tax Expense                               12             686           7,739
Income Tax (Credit) Expense                         (10,886)          3,077            (322)
                                                  ---------       ---------       ---------
Net Income                                        $  10,354       $  11,747       $  42,673
                                                  =========       =========       =========



















                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         IGARAS PAPEIS E EMBALAGENS S.A.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands of U.S. dollars)

                                     ------


                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                   ----------------------------------------
                                                                      1999           1998            1997
                                                                   ---------       ---------       --------
Cash Flows from Operating Activities:
   Net Income                                                      $  10,354       $  11,747       $ 42,673
   Noncash Items Included in Net Income:
      Depreciation, Amortization and Cost of Timber Harvested         40,025          27,462         19,561
      Deferred Income Taxes (Income) Expense                         (10,886)          3,077           (322)
      Other                                                               --             378             99
   Decrease (Increase) in Current Assets:
      Accounts Receivable                                              5,360          (4,705)         1,270
      Inventories                                                      4,724          (1,270)           946
      Prepaid Income Taxes                                              (323)         (1,967)        (4,512)
      Other Assets                                                     5,013            (534)          (109)
   (Decrease) Increase in Current Liabilities:
      Accounts Payable                                                (2,831)          4,876         (2,345)
      Other Accrued Liabilities                                        1,315           3,072         (1,705)
   Increase (Decrease) in Other Noncurrent Liabilities                  (335)          2,838          5,073
                                                                   ---------       ---------       --------
Net Cash Provided by Operating Activities                             52,416          44,974         60,629
                                                                   ---------       ---------       --------
Cash Flows from Investing Activities:
   Purchases of Property, Plant and Equipment                        (15,207)       (116,288)       (98,661)
   Proceeds from Sales of Property, Plant and Equipment                  661           2,402            297
   Decrease (Increase) in Other Noncurrent Assets                      3,152          (1,631)          (608)
                                                                   ---------       ---------       --------
Net Cash (Used in) Investing Activities                              (11,394)       (115,517)       (98,972)
                                                                   ---------       ---------       --------
Cash Flows from Financing Activities:
Proceeds from Long-term Debt                                          22,749          71,292         90,927
Proceeds from Short-term Debt                                         38,056          54,963         55,166
Payments on Short-term Debt                                         (102,714)        (73,605)       (80,441)
   Dividends                                                          (7,383)        (11,708)       (10,392)
                                                                   ---------       ---------       --------
Net Cash (Used in) Provided by Financing Activities                  (49,292)         40,942         55,260
                                                                   ---------       ---------       --------
Net (Decrease) Increase in Cash and Cash Equivalents                  (8,270)        (29,601)        16,917
Cash and Cash Equivalents at Beginning of Period                      10,493          40,094         23,177
                                                                   ---------       ---------       --------
Cash and Cash Equivalents at End of Period                         $   2,223       $  10,493       $ 40,094
                                                                   =========       =========       ========
Supplemental Disclosure of Cash Flow Information:
   Cash Paid during the Year for:
      Income Taxes                                                 $      12       $   1,967       $ 12,083
                                                                   =========       =========       ========
      Interest                                                     $  21,039       $  17,849       $  6,699
                                                                   =========       =========       ========




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         IGARAS PAPEIS E EMBALAGENS S.A.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         (in thousands of U.S. dollars)

                                     ------


                                         PREFERRED STOCK                                          TOTAL
                                      ----------------------       COMMON       RETAINED      SHAREHOLDERS'
                                      CLASS A       CLASS B         STOCK       EARNINGS         EQUITY
                                      --------      --------      --------      ---------     -------------
Balances at December 31, 1996                                     $170,984      $ 100,299       $ 271,283
Net Income                                  --            --            --         42,673          42,673
Dividends of $0.061 per Share on
   Common Stock                             --            --            --        (10,392)        (10,392)
                                      --------      --------      --------      ---------       ---------
Balances at December 31, 1997                                      170,984        132,580         303,564
Net Income                                  --            --            --         11,747          11,747
Dividends of $0.070 per Share on
   Common Stock                             --            --            --        (11,708)        (11,708)
                                      --------      --------      --------      ---------       ---------
Balances at December 31, 1998                                      170,984        132,619         303,603
Net Income                                  --            --                       10,354          10,354
Dividends of $0.044 per Share on
   Common Stock                             --            --                       (7,383)         (7,383)
                                      --------      --------      --------      ---------       ---------
Balances at December 31, 1999                                     $170,984      $ 135,590       $ 306,574
                                      ========      ========      ========      =========       =========



















                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         IGARAS PAPEIS E EMBALAGENS S.A.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                     ------

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                                 BALANCE SHEETS

                  Inventories, prepaid expenses, property, plant and equipment, advances for energy supply and shareholders' equity were translated at historical exchange rates. All other assets and liabilities were translated at the year-end Brazilian Real/U.S. dollar exchange rates of R$1.7890 and R$1.2087, for 1999 and 1998, respectively.

                            STATEMENTS OF OPERATIONS

                  Cost of sales, depreciation, cost of timber harvested and amortization of other assets were translated at historical exchange rates. All other income and expense items were translated at average exchange rates for the period.

                                     ------

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

(C)      CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include time deposits, certificates and receipts of deposits and other marketable securities with original maturities of three months or less, and are denominated in Brazilian reais.

(D)      INVENTORIES

         Inventories are stated at average cost, which is lower than market.

(E)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost. Cost includes capitalized interest incurred during the construction phase. In 1999, 1998 and 1997, $912,000, $9,060,000 and $4,592,000 of interest expense were capitalized, respectively.

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

                                     ------

         The estimated useful lives used in computing depreciation were as follows for all years presented:


                  Land Improvements                                  35 years
                  Buildings and Building Equipment                   35 years
                  Machinery, Equipment and Vehicles               5 to 20 years
                  Furniture and Fixtures                             16 years
                  Computer Hardware                                   5 years

         Timber and timberlands are stated at cost. Cost of timber harvested is based on unit cost rates calculated using the total estimated yield of timber to be harvested and the unamortized timber costs. The costs related to timber preservation (fertilizers and other costs) are capitalized by the Company and represent in December 1999 and 1998 the amounts of $2,776,000 and $3,900,000, respectively.

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

(H)      REVENUE RECOGNITION

         The Company recognizes revenue when goods are shipped to customers.

(I)      USE OF ESTIMATES

         The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                                     ------

NOTE 2   EXPORT SALES

         Export sales by geographic area were as follows:


                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                  ---------------------------------
                                                    1999         1998         1997
                                                  -------      -------      -------
                                                    (IN THOUSANDS OF U.S. DOLLARS)
         Europe                                   $13,181      $12,123      $ 8,245
         Asia - Africa                             12,294        6,379       17,506
         Latin America, Other than Brazil          31,266       24,959       27,453
                                                  -------      -------      -------
                          Total Export Sales      $56,741      $43,461      $53,204
                                                  =======      =======      =======

         The remaining net sales for each of the periods presented were to customers, which were not concentrated in any specific region, but were concentrated primarily in the consumer products industry. No single customer accounted for more than 10% of the Company's net sales, and there was no significant accounts receivable from a single customer. The Company reviews a customer's credit history before extending credit. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Bad debt expense was $181,000, $124,000 and $104,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 3   INVENTORIES

         The major classes of inventories were as follows at December 31:


                                                                           1999                 1998
                                                                         --------             --------
                                                                         (IN THOUSANDS OF U.S. DOLLARS)

         Finished Goods                                                  $  1,891             $  2,852
         Work-in-process                                                      673                1,152
         Raw Materials                                                     12,742               14,422
         Maintenance Materials and Other Supplies                          14,120               15,607
         Less: Reserve for Obsolete and Slow-moving Inventory              (2,225)              (2,108)
                                                                         --------             --------
                                                                         $ 27,201             $ 31,925
                                                                         ========             ========

                                     ------

NOTE 4   PROPERTY, PLANT AND EQUIPMENT

         The components of property, plant and equipment were as follows at December 31:


                                                                1999              1998
                                                              --------          --------
                                                                 (IN THOUSANDS OF U.S.
                                                                         DOLLARS)
         Land and Land Improvements                           $ 12,512          $ 13,074
         Buildings and Building Equipment                       56,347            55,084
         Machinery, Equipment and Vehicles                     463,038           431,883
         Furniture and Fixtures                                  4,949             4,723
         Computer Hardware                                       5,677             2,537
         Construction in Progress                               11,892            37,243
                                                              --------          --------
                                                               554,415           544,544
         Less: Accumulated Depreciation                        203,331           167,678
                                                              --------          --------
                                                               351,084           376,866
         Timber and Timberlands, less Cost of Timber
           Harvested                                            63,061            62,758
                                                              --------          --------
                                                              $414,145          $439,624
                                                              ========          ========

                                   --------


NOTE 5   LONG-TERM DEBT

         Long-term debt, denominated substantially in dollars, consisted of the following at December 31:

                                                                                                     1999        1998
                                                                                                   --------    --------
                       PRINCIPAL         PERIOD                                                    (IN THOUSANDS OF U.S.
                          DUE          OUTSTANDING           ANNUAL INTEREST RATE                       DOLLARS)
--------------------    -------         ---------   ------------------------------------------     --------------------

Frances e Brasileiro    Monthly         1994-1999   LIBOR + 2.50% (8.96% at December 31, 1998)     $       -  $      81
Frances e Brasileiro    Monthly         1994-1999   LIBOR + 2.50% (9.37% at December 31, 1998)             -        100
ING Bank                Annually        1997-1999   LIBOR + 0.12% (9.67% at December 31, 1998)             -      3,374
ING Bank                Annually        1997-1999   LIBOR + 0.12% (9.67% at December 31, 1998)             -        658
BNDES                   Monthly         1994-1999   UMBNDES + 1.50% (13.46% at December 31, 1998)          -        404
BNDES                   Monthly         1997-2000   URTJLP + 6.00% (18.17% at December 31, 1999)          28        270
BNDES                   Monthly         1995-2000   URTJLP + 6.00% (19.42% at December 31, 1999)         102        353
BNDES                   Monthly         1995-2000   URTJLP + 6.00% (17.42% at December 31, 1999)         153        394
BNDES                   Monthly         1996-2001   URTJLP + 6.00% (18.92% at December 31, 1999)         883      1,889
Chase                   Triannually     1997-2000   LIBOR DM + 0.12% (6.62% at December 31, 1999)      1,614      1,885
Santander               Semi-annually   1997-2001   LIBOR + 0.25% (6.19% at December 31, 1999)           413        619
Unibanco                Semi-annually   1997-2002   LIBOR + 5.40% (10.43% at December 31, 1999)        2,250      3,000
ING Bank                Annually        1997-2001   LIBOR + 1.75% (6.84% at December 31, 1998)             -     15,000
BNDES                   Monthly         1997-2007   UMBNDES + 1.50% (10.73% at December 31, 1999)     13,743     14,284
BNDES                   Monthly         1997-2007   UMBNDES + 1.50% (10.73% at December 31, 1999)     29,808     30,983
Frances                 Monthly         1997-2002   URTJLP + 6.00% (16.92% at December 31, 1999)       1,578      2,956
Frances                 Monthly         1997-2002   URTJLP + 6.00% (17.92% at December 31, 1999)         387        724
Unibanco                Monthly         1997-2002   URTJLP + 6.00% (17.42% at December 31, 1999)         322        618
Unibanco                Monthly         1997-2002   URTJLP + 6.00% (17.92% at December 31, 1999)         314        603
ING Bank                Annually        1997-1999   LIBOR + 2.12% (8.01% at December 31, 1998)             -      1,690
ING Bank                Annually        1997-1999   LIBOR + 0.12% (8.01% at December 31, 1998)             -      2,181
EPP - Credit Lyonnais   Annually        1997-1999   LIBOR + 2.00% (7.84% at December 31, 1998)             -      5,042
Frances                 Semi-annually   1997-2002   LIBOR + 0.37% (5.90% at December 31, 1999)         1,122      1,563
Frances                 Annually        1997-1999   LIBOR + 2.75% (8.87% at December 31, 1998)             -      1,721
ING Bank                Annually        1998-1999   LIBOR + 0.12% (9.20% at December 31, 1998)             -      1,256
Credibanco              Annually        1998-1999   LIBOR + 0.12% (10.31% at December 31, 1998)            -      1,690
Real                    Annually        1998-1999   LIBOR + 1.75% (6.84% at December 31, 1998)             -      1,819
Real                    Annually        1998-1999   LIBOR + 2.75% (7.84% at December 31, 1998)             -      2,243
Real                    Annually        1998-1999   LIBOR + 3.35% (8.44% at December 31, 1998)             -        441
Real                    Annually        1998-1999   LIBOR + 3.50% (8.59% at December 31, 1998)             -      3,071
Real                    Annually        1998-1999   LIBOR + 1.75% (6.84% at December 31, 1998)             -      1,458
Real                    Annually        1998-1999   LIBOR + 2.50% (7.14% at December 31, 1998)             -      1,181
Real                    Annually        1998-1999   LIBOR + 2.50% (7.59% at December 31, 1998)             -        308
Unibanco                Annually        1998-2003   LIBOR + 0.50% (6.80% at December 31, 1999)         1,873      2,081
Unibanco                Annually        1998-2003   LIBOR + 0.20% (5.70% at December 31, 1999)         2,744      3,429
Unibanco                Annually        1998-2003   LIBOR + 1.62% (7.71% at December 31, 1998)             -      2,268
Unibanco                Annually        1998-2003   LIBOR + 2.50% (8.66% at December 31, 1998)             -      1,955
Unibanco                Annually        1998-2003   LIBOR + 1.37% (7.42% at December 31, 1998)             -      1,699
BFB/BNDES               Monthly         1998-2000   URTJLP + 6.00% (16.92% at December 31, 1999)       3,230      2,055
BNDES                   Monthly         1998-2000   URTJLP + 6.00% (15.92% at December 31, 1999)      14,433     18,592
Credibanco              Annually        1998-2003   URTJLP + 6.00% (16.92% at December 31, 1999)         199        314
Unibanco                Annually        1998-2003   URTJLP + 6.00% (16.67% at December 31, 1999)       1,489        628
Chase                   Annually        1998-2000   LIBOR DM + 2.12% (6.64% at December 31, 1999)      1,381      1,613
Credibanco              Annually        1998-1999   LIBOR + 2.70% (8.76% at December 31, 1998)             -        432
Unibanco                Semi-annually   1999-2003           8.47% at December 31, 1999                 1,012          -
HSBC                    Monthly         1999-2001   LIBOR + 3.50% (9.16 at December 31, 1999)          5,000          -
Itau                    Annually        1999-2000          11.80% at December 31, 1999                 2,000          -
Pinusprev               Annually        1999-2000          19.39% at December 31, 1999                   827          -
Frances                 Monthly         1999-2004   URTJLP + 6% (16.92% at December 31, 1999)            286          -
Others                                                                                                   285        371
                                                                                                   ---------  ---------
                                                                                                      87,476    139,296
Less Current Portion                                                                                  19,540     33,167
                                                                                                   ---------  ---------
                                                                                                   $  67,936  $ 106,129
                                                                                                   =========  =========


                                    -------


         Long-term debt maturities and expirations of funded long-term working capital commitments at December 31, 1999 were as follows:


                                          (IN THOUSANDS
                                         OF U.S. DOLLARS)
                                         ----------------

                           2000            $    19,540
                           2001                 18,321
                           2002                 12,275
                           2003                 10,500
                        2004 - 2008             26,840
                                                ------
                                           $    87,476
                                                ======



         The weighted average interest rate on short-term debt approximated 10% and 11% at December 31, 1999 and 1998, respectively.

         Loans and financing obtained from BNDES and Credibanco are guaranteed by first mortgages on farms located in the State of Santa Catarina with a book value of $13,714,000 at December 31, 1999 and chattel mortgages and pledged machinery and equipment with a book value of $31,500,000 at December 31, 1999. There are no other restrictions, guarantees, collateral or covenants associated with long-term debt.


NOTE 6   OTHER ACCRUED LIABILITIES

         The components of other accrued liabilities were as follows at December 31:


                                                           1999               1998
                                                        ----------          ---------
                                                        (IN THOUSANDS OF U.S. DOLLARS)

         Wages and Compensation                         $    4,697         $   6,350
         Value-added and Other Taxes Payable                 1,213             2,029
         Amount Due to Affiliate                             7,588             1,789
         Interest payable                                    2,081             4,985
         Other                                               2,231             1,342
                                                        ----------         ---------
                                                        $   17,810         $  16,495
                                                        ==========         =========


                                    -------


NOTE 7   EMPLOYEE BENEFIT PLANS

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

         The components of the periodic pension expense were as follows for the following years:


                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                    -----------------------------------
                                                      1999          1998          1997
                                                    -------       -------       -------
                                                       (IN THOUSANDS OF U.S. DOLLARS)

Service Cost - Benefits Earned during the Year      $   945       $   923       $   844
Interest Cost on Projected Benefit Obligation           674           677           620
Return on Plan Assets                                  (560)         (545)         (446)
Amortization                                            102           130           112
                                                    -------       -------       -------
            Total Pension Expense                   $ 1,161       $ 1,185       $ 1,130
                                                    =======       =======       =======


         Certain assumptions used in determining the pension expense and net pension liability for 1999, 1998 and 1997 were as follows:

         Discount Rates                                      5% per annum

         Rates of Increase in Future Compensation
                  Levels                                     3% per annum

         Expected Long-term Rates of Return on
                  Assets                                     5% per annum

                                    -------


         The following table sets forth the funded status of the plan as of December 31:


                                                                1999           1998
                                                              --------       --------
                                                           (IN THOUSANDS OF U.S. DOLLARS)
     CHANGE IN BENEFIT OBLIGATION

Projected Benefit Obligation at Beginning
         of Year                                              $ 13,625       $ 13,663
Service Cost                                                       945            923
Interest Cost                                                      674            677
Actuarial Gain                                                  (4,214)        (1,256)
Benefit Paid                                                      (197)          (382)
                                                              --------       --------
Projected Benefit Obligation at End of Year                   $ 10,833       $ 13,625
                                                              ========       ========

     CHANGE IN PLAN ASSETS

Fair Value of Plan Assets at Beginning of
         Year                                                   10,991         10,650
Actual Return on Assets                                          3,292            (84)
Actual Contributions                                               468            807
Actual Distributions                                              (197)          (382)
Loan to Plan Sponsor                                              (988)            --
Effect of Dollar devaluation                                    (3,444)            --
                                                              --------       --------
Fair Value of Plan Assets at End of Year                      $ 10,122       $ 10,991
                                                              ========       ========

     NET PENSION LIABILITY

Funded Status                                                 $   (712)      $ (2,634)
Unrecognized Net (Gain) Loss                                    (4,204)        (1,582)
Unrecognized Prior Service Cost                                    428          1,417
Reserve to Plan Sponsor                                            988             --
                                                              --------       --------
                  Net Pension Liability                       $ (3,500)      $ (2,799)
                                                              ========       ========


         The unrecognized prior service cost is amortized on a straight-line basis over the average remaining service of employees, which approximates 23 years.


NOTE 8   INCOME TAXES

         During 1999, 1998 and 1997, the statutory income tax rates including the social contribution tax on ordinary profits were approximately 37%, 33% and 33%, respectively.

         Approximate tax effects of temporary differences giving rise to the net deferred tax assets and liabilities were as follows at December 31:


                                                                    1999        1998
                                                                  -------      -------
                                                              (IN THOUSANDS OF U.S. DOLLARS)

Deferred Tax Assets:
    Provision for Loss on Eletrobras Bonds                        $   578      $   856
    Pensions                                                        1,155          926
    Tax loss carryfoward                                            6,664           --
    Other                                                           2,672        1,630
                                                                  -------      -------
                              Total Deferred Tax Assets           $11,069      $ 3,412
                                                                  =======      =======
Deferred Tax Liabilities:
    Inflationary Profit                                           $ 3,144      $ 3,333
    Property, Plant and Equipment                                   8,717       11,788
    Other                                                             220          189
                                                                  -------      -------
                              Total Deferred Tax Liabilities      $12,081      $15,310
                                                                  =======      =======


         The reported amount of income tax expense on income before income taxes differs from the amount of income tax expense that would result from applying the Brazilian statutory income tax rate to income before income taxes for the following reasons:


                                            FOR THE YEARS ENDED DECEMBER 31,
                                         -------------------------------------
                                           1999           1998          1997
                                         --------       -------       --------
                                             (IN THOUSANDS OF U.S. DOLLARS)

Brazilian Statutory (Benefit)
    Expense                              $   (192)      $ 5,118       $ 16,529
Interest on Own Capital Deductible
    Dividends                                  --        (3,400)        (2,335)
Inflationary Profit                        (3,025)        2,374         (5,915)
Devaluation Loss Deductible for
    Brazilian Taxes                        (6,664)           --             --
Other, Net                                   (993)         (329)          (862)
                                         --------       -------       --------
               Income Tax (Benefit)
                Expense                  $(10,874)      $ 3,763       $  7,417
                                         ========       =======       ========


         The tax loss carryforward was generated mainly by the exchange loss of $34,000,000 on the dollar denominated debt recorded for Brazilian tax purposes. The exchange loss is currently deductible under Brazilian tax law.


NOTE 9   CONTINGENCIES AND COMMITMENTS

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

         The Company is guarantor of advances on export contracts in amounts of $23,569,000 and $16,348,000, in 1999 and 1998, respectively.

         On June 28, 1999, the State Finance Department of Santa Catarina made assessment notices against the Company, in the approximate amount of US$4,135,000, basically referring to the use of monetary restatement credits on credit balance of ICMS (State VAT) in 1994 and 1995. The Company's Management is questioning such assessment notices. The legal counselor believes that there are arguments favorable to the defense, however, the final outcome of this litigation cannot be presently determined and, therefore, no allowance for losses was recorded in the financial statements.



NOTE 10  SHAREHOLDERS' EQUITY

         The capital shares consist of 167,309,968 common shares, of which Riverwood International Corporation ("Riverwood") owns 83,654,984 common shares and Saragy S.A owns 83,654,984 common shares. In addition, the Company has authorized and issued 32 shares of Class A preferred stock. These preferred shares have preference in the event of a liquidation of the Company.

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

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Concluded


         Earnings may be distributed only out of retained earnings in local currency reflected in the books of Igaras Papeis e Embalagens S.A. The Company has accumulated losses in the amount of $4,800,000 in the books; consequently, there is no amount available for distribution as of December 31, 1999.


NOTE 11  RELATED-PARTY TRANSACTIONS

         During the years ended December 31, 1999, 1998 and 1997, the Company purchased approximately $23,000,000, $14,900,000 and $21,000,000 of paper and machinery, respectively, from Riverwood.



NOTE 12  ACQUISITION

         On January 6, 1998, the Company acquired Ponte Nova Papeis e Embalagens Ltda. ("Ponte Nova"), created as a result of a spin-off from Trombini Papel e Embalagens S.A. ("Trombini"). Ponte Nova was formed with the property, plant and equipment and certain liabilities of two corrugated containers plant and a recycling pulp and paper plant. The total purchase price was approximately $35,000,000, not subject to financing.

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





                            * * * * * * * * * * * *

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of

IGARAS PAPEIS E EMBALAGENS S.A.:


We have audited the accompanying consolidated balance sheets of IGARAS PAPEIS E EMBALAGENS S.A. AND SUBSIDIARIES as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IGARAS PAPEIS E EMBALAGENS S.A. AND SUBSIDIARIES as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

Sao Paulo, Brazil

    January 31, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no such changes in or disagreements with accountants on accounting or financial disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The names, ages and positions of the current directors of the Company and executive officers of Riverwood are set forth below.

            NAME              AGE                           POSITION
            ----              ---                           --------
Stephen M. Humphrey.........  55    President, Chief Executive Officer and Director
Thomas M. Gannon............  50    Executive Vice President, Commercial Operations
Daniel J. Blount............  44    Senior Vice President and Chief Financial Officer
Robert H. Burg..............  55    Senior Vice President, Human Resources
Steven D. Saucier...........  46    Senior Vice President, Paperboard Operations
B. Charles Ames.............  74    Chairman and Director
Kevin J. Conway.............  41    Director
Leon J. Hendrix, Jr.........  58    Director
Hubbard C. Howe.............  71    Director
Alberto Cribiore............  54    Director
Brian J. Richmand...........  46    Director
Lawrence C. Tucker..........  57    Director
Samuel M. Mencoff...........  43    Director
G. Andrea Botta.............  46    Director
Gianluigi Gabetti...........  75    Director

     Stephen M. Humphrey is the President and Chief Executive Officer and a director of Holding, RIC Holding and Riverwood. Mr. Humphrey joined Riverwood in March 1997. From 1994 through 1996, Mr. Humphrey was Chairman, President and Chief Executive Officer of National Gypsum Company, a manufacturer and supplier of building products and services. From 1981 until 1994 Mr. Humphrey was employed by Rockwell International Corporation, a manufacturer of electronic industrial automation, automotive and aerospace products, and systems ("Rockwell"), where he held a number of key executive positions.

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

     Daniel J. Blount is Senior Vice President and Chief Financial Officer, positions he assumed in September 1999. From September 1998 until September 1999, Mr. Blount was Vice President and Chief Financial Officer. Prior to joining Riverwood, Mr. Blount spent 13 years at Montgomery Kone, Inc., an elevator, escalator and moving ramp product manufacturer, installer and service provider, most recently as Senior Vice President, Finance. From 1983 until 1985, Mr. Blount was an international auditor at United Technologies Corporation, where he conducted and led operational and financial audits of subsidiary companies, mainly outside the United States. From 1979 until 1983, Mr. Blount served in various positions at Ernst and Whinney, most recently as Audit Manager.

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

     B. Charles Ames is Chairman of the Boards of Holding, RIC Holding and Riverwood. Since 1987, Mr. Ames has been a principal of Clayton, Dubilier & Rice, Inc., a New York-based private investment firm ("CD&R"). Mr. Ames is a director of CD&R Investment Associates II, Inc. ("Associates II Inc."), a Cayman Islands exempted company that is the managing general partner of CD&R Associates V Limited Partnership, a Cayman Islands exempted limited partnership ("Associates V"), the general partner of Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership ("CD&R Fund V"). Mr. Ames is also a limited partner of Associates V and serves as a director of Remington Arms Company, Inc., a manufacturer of sporting goods products for the hunting, shooting sports and fishing markets ("Remington"), and its parent RACI Holding, Inc. ("RACI"). RACI is a company in which an investment fund managed by CD&R has an investment. He is also a director of The Progressive Corporation, a holding company.

     Kevin J. Conway is a principal of CD&R, a director of Associates II Inc. and a limited partner of Associates V. Mr. Conway is also a director of Allied Worldwide, a moving services and logistics company, and U.S. Office Products, a distributor of office supplies. Prior to joining CD&R in 1994, Mr. Conway worked at Goldman, Sachs & Co., an investment banking firm.

     Leon J. Hendrix, Jr. has been a principal of CD&R since 1993. From 1973 until 1993, Mr. Hendrix was employed by Reliance Electric Company, a manufacturer of industrial drives, transmissions and telecommunications equipment, most recently as its Chief Operating Officer and a director. Mr. Hendrix serves as a director of Keithley Instruments, Inc., a manufacturer of electronic test and measurement instruments and systems, NACCO Industries Inc., a manufacturer of forklift trucks and small electric appliances, a supplier of kitchenware, and the mining and marketing of fuel for power generation by electric utilities, and Cambrex Corporation, an international manufacturer of a broad line of specialty and fine chemicals. Mr. Hendrix is also the Chairman of the Board and a director of Remington and RACI, and a limited partner of Associates V.

     Hubbard C. Howe was a principal of CD&R from 1990 until his retirement in 1998. Mr. Howe is a limited partner of Associates V. Mr. Howe has served as Chairman and a director of A.P.S., Inc., a distributor of automotive replacement parts ("A.P.S."), and its parent corporation, APS Holding Corporation, a corporation in which an investment fund managed by CD&R had an investment ("APS Holding"), since prior to 1993. Mr. Howe served as interim Chief Executive Officer of A.P.S. and APS Holding from March 1997 until January 1998. On February 2, 1998, A.P.S. and several of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware. APS was liquidated in 1999. Mr. Howe has been a director of Remington and RACI since 1993, and was Chairman and Chief Executive Officer of Remington and RACI until December 1997. Mr. Howe served as Vice Chairman from February 1994 until November 1997, and as Chairman from prior to 1993 until February 1994, of Nu-kote International, Inc., a printing supplies manufacturer, and its parent Nu-kote Holding, Inc., a corporation in which an investment fund managed by CD&R had an investment.

     Alberto Cribiore was a principal of CD&R from 1985 to March 1997 and a co-President of CD&R from 1995 to March 1997. Mr. Cribiore currently serves as Managing Principal of Brera Capital Partners, LLC, a private equity investment firm in New York. Mr. Cribiore serves on the Board of Directors of Western Industries, Inc., Classic Cable, Inc. and GAB Robins North America. Mr. Cribiore also serves as a director of Hansberger Global Investors, Inc., an international money management firm, and Cambridge Energy Research Associates, Inc., a leading strategic knowledge firm focusing on the energy industry ("CERA"). Mr. Cribiore has served as the Chairman and a director of McCarthy, Crisanti & Maffei, Inc., a provider of financial information ("MCM"), and its parent MCM Group, Inc. ("MGI"), since August 1996, and also currently serves as the Chairman and a director of Global Decisions Group, LLC, the parent company of CERA, MCM and MGI.

     Brian J. Richmand has served as a Special Limited Partner of Chase Capital Partners, the general partner of Chase Equity Associates, L.P., since January 1, 2000, and as a General Partner of Chase Capital Partners from August 1, 1993 to December 31, 1999. Prior to joining Chase Capital Partners, Mr. Richmand was a partner at the law firm of Kirkland & Ellis. Mr. Richmand is also currently a director of La Petite Academies, Inc., Reiman Publishing, LLC, Transtar Metals, LLC and EMP Group, L.L.C.

     Lawrence C. Tucker has been a General Partner of Brown Brothers Harriman & Co., a private banking firm, since 1979. He also serves as a director of MCI WorldCom, Inc., an international provider of long distance voice, data and video services, MCI WorldCom Investment Fund, National Healthcare Corp., an owner, operator and manager of long-term care facilities, retirement apartments and assisted living units, VAALCO Energy Inc., an international oil and gas exploration company, World Access, Inc., a competitive international telecommunications carrier, National Equipment Services, Inc., a rental equipment company, and US Unwired, Inc., a digital wireless telephony carrier. Brown Brothers Harriman & Co. is the general partner of The 1818 Fund, L.P., The 1818 Fund II, L.P. ("1818 Fund"), The 1818 Fund III, L.P. and The 1818 Mezzanine Fund, L.P.

     Samuel M. Mencoff has been employed principally as a Managing Director of Madison Dearborn Partners, Inc., the general partner of Madison Dearborn Partners, L.P., the general partner of Madison Dearborn Capital Partners, L.P. since 1993. From 1987 until 1993, Mr. Mencoff served as Vice President of First Chicago Venture Capital, a private equity investment firm. Mr. Mencoff is a member of the operating committee of the general partner of Golden Oak Mining Company, L.P., a coal mining company, and is a director of Buckeye Technologies Inc., a manufacturer of specialty cellulose pulps and non-woven fiber products, and Bay State Paper Holding Company, a producer of recycled containerboard and related products and Packaging Corporation of America, a producer of containerboard and corrugated packaging products.

     G. Andrea Botta has been a managing director of Morgan Stanley Dean Witter from September 5, 1999. Previously he was President of EXOR America, Inc. (formerly IFINT-USA Inc.) ("EXOR America") from 1993 until September 5, 1999 and for more than five years prior thereto, Vice President of Acquisitions of IFINT-USA, Inc.

     Gianluigi Gabetti has been Vice Chairman of IFI S.p.A. -- Istituto Finanziario Industriale (the holding company of the Agnelli family) since 1993, and had been its Chief Executive Officer from 1972 to 1993. Mr. Gabetti had been a director of FIAT S.p.A. from 1971 to 1999 where, upon mandatory retirement, he was appointed Director Emeritus. Mr. Gabetti is also Vice Chairman of EXOR Group, an international investment holding company of the Agnelli Group; Chairman of FIAT U.S.A., the U.S. arm of the Italian industrial group; and a director of Club Mediterranee S.A., an international leisure and travel organization and Deutsche Bank, S.p.A., the Italian branch of the German financial institution.

ELECTION AND COMPENSATION OF DIRECTORS

     All directors are elected annually and hold office until their successors are elected and qualified, or until their earlier removal or resignation. The Stockholders Agreement entered into among Holding and each of CD&R Fund V, EXOR Group S.A. ("EXOR"), 1818 Fund, HWH Investment Pte Ltd, Chase, First Plaza Group Trust, Madison Dearborn Capital Partners, L.P. and Wolfensohn-River LLC (collectively, the "Equity Investors"), provides that CD&R Fund V is entitled to nominate five persons, EXOR is entitled to nominate two persons, the 1818 Fund is entitled to nominate one person and Madison Dearborn Capital Partners, L.P. is entitled to nominate one person to serve on the Boards of Directors (the "Boards") of each of Holding, RIC Holding and Riverwood. There is also an understanding between Chase and CD&R Fund V with respect to the nomination of CD&R Fund V's fifth nominee to such Boards. CD&R Fund V exercised its intention to nominate a designee of Chase (the "Chase Designee") as its nominee to such Boards; however, Chase does not have a legally enforceable right to such directorship. The Chairman of each of the Boards is to be selected from one of the CD&R Fund V nominees (other than the Chase Designee). Each of the Boards of Holding, RIC Holding and Riverwood has an Executive Committee, a Compensation and Benefits Committee and an Audit Committee. The Executive Committee consists of the Chief Executive Officer, two of the CD&R Fund V-nominated directors (other than the Chase Designee), one of the EXOR-nominated directors and the director nominated by 1818 Fund. The Compensation and Benefits Committee consists of two of the CD&R Fund V-nominated directors (other than the Chase Designee), one of the EXOR-nominated directors and two directors nominated by the Equity Investors other than CD&R Fund V and EXOR (but including the Chase Designee) (the "Other Investors"). The Audit Committee consists of one of the CD&R Fund V-nominated directors (other than the Chase Designee), one of the EXOR-nominated directors, two of the Other Investor-nominated directors and one independent director. The Executive Committee's current members are Messrs. Ames, Botta, Conway, Humphrey and Tucker. The members of the Compensation and Benefits Committee are currently Messrs. Hendrix, Ames, Botta, Cribiore and Richmand; and the Audit Committee consists of Messrs. Tucker, Conway and Mencoff.

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

ITEM 11.  EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION SUMMARY

     The following table summarizes the compensation paid for services rendered during the fiscal years indicated below by the Company to the Chief Executive Officer and the four most highly compensated executive officers (the "Named Executive Officers").

                                                                                          LONG-TERM
                                                                                      COMPENSATION AWARD
                                                                               --------------------------------
                                  ANNUAL COMPENSATION                           SECURITIES
                               --------------------------                       UNDERLYING
                                       SALARY     BONUS      OTHER ANNUAL          STOCK           ALL OTHER
            NAME               YEAR      $          $       COMPENSATION(5)       OPTIONS       COMPENSATION(8)
            ----               ----   --------   --------   ---------------    -------------    ---------------
Stephen M. Humphrey..........  1999   $558,833   $511,612     $  119,295(6)        75,000               --
  President and Chief          1998    510,000    544,430             --               --               --
  Executive Officer            1997    376,894    250,000(1)      118,433         225,000               --
Thomas M. Gannon.............  1999   $318,167   $353,782     $       --           24,000           $8,789
  Executive Vice President,    1998    280,000    423,903            342           30,000            9,600
  Commercial Operations        1997    123,466    200,000(2)      187,986              --            3,313
Daniel J. Blount.............  1999   $210,000   $192,255     $       --           15,000               --
  Sr. Vice President and       1998    144,583    230,509(3)       52,024              --               --
  Chief Financial Officer      1997         --         --             --               --               --
Steven D. Saucier............  1999   $225,000   $205,988     $  113,406(7)        25,667           $8,789
  Sr. Vice President,          1998     37,500     50,000(4)           --              --               --
  Paperboard Operations        1997         --         --             --               --               --
Robert H. Burg...............  1999   $234,083   $214,303             --            5,000           $8,789
  Sr. Vice President,          1998    228,333    243,748             --               --            9,600
  Human Resources              1997    220,000     55,000             --               --            4,750

---------------

(1) Upon the commencement of his employment with the Company on March 31, 1997, the Company guaranteed a minimum annual bonus to Mr. Humphrey for 1997 of at least $250,000.
(2) Upon the commencement of his employment with the Company on July 14, 1997, the Company paid Mr. Gannon a commencement incentive bonus of $100,000 and guaranteed a minimum annual bonus to Mr. Gannon for 1997 of at least $100,000.
(3) Upon commencement of his employment with the Company on March 16, 1998, the Company paid Mr. Blount a commencement bonus of $75,000.
(4) Upon commencement of his employment with the Company on November 1, 1998, the Company paid Mr. Saucier a commencement bonus of $50,000.
(5) Except as otherwise noted, amounts consist of certain taxable perquisites the value of none of which exceeded 25% of the total value of the perquisites provided.
(6) Includes $86,957 of perquisites of which $76,898 consisted of tax reimbursements paid in respect of certain taxable perquisites. Also includes $32,338 which is the amount of interest that would have been paid by the Named Executive Officer on a $5,000,000 non-interest bearing loan made by Holding to the Named Executive Officer had such loan borne interest at 5.49% per annum, the applicable federal rate at the time such loan was made.
(7) Includes $78,632 of tax reimbursements paid in respect of taxable perquisites.
(8) Amounts consist of Company contributions on behalf of the Named Executive Officers to the Company's savings plan.

                      OPTIONS GRANTED IN LAST FISCAL YEAR

                            NUMBER OF
                            SECURITIES        PERCENT OF TOTAL
                        UNDERLYING OPTIONS   OPTIONS GRANTED TO   EXERCISE PRICE
                             GRANTED            EMPLOYEES IN        PER SHARE                         GRANT DATE VALUE
         NAME                  (#)              FISCAL YEAR           ($/sh)       EXPIRATION DATE          (4)
         ----           ------------------   ------------------   --------------   ----------------   ----------------
S. Humphrey...........        75,000(1)             31.6%              $100        May 7, 2009           $2,123,250
T. Gannon.............        24,000(1)             10.1                100        June 30, 2009            679,440
D. Blount.............         6,000(2)              2.5                100        June 11, 2009            174,840
                               3,000(3)              1.3                100        June 11, 2009             58,410
                               6,000(1)              2.5                100        June 30, 2009            169,860
S. Saucier............        10,000(2)              4.2                100        December 1, 2009         303,800
                               5,000(3)              2.1                100        December 1, 2009         103,600
                              10,667(1)              4.5                100        December 1, 2009         314,783
R. Burg...............         5,000(1)              2.1                100        June 30, 2009            141,550

---------------

(1) Options granted under the Company's Supplemental Long-Term Incentive Plan generally vest in three equal vested units following the end of each of the Company's 1999, 2000 and 2001 fiscal years, if the Company achieves certain pre-established EBITDA targets for such fiscal years, subject to the Named Executive Officer's continuous employment. Any such options that do not become vested as described above will become vested nine years and six months following the date of grant, subject to the Named Executive Officer's continuous employment.
(2) Options granted under the Company's Stock Incentive Plan will become vested in five equal annual installments, on each of the first five anniversaries of the date of grant, subject in each case to the Named Executive Officer's continuous employment.
(3) Options granted under the Company's Stock Incentive Plan become vested (subject in all cases to the Named Executive Officer's continuous employment) on the date, and only if, the Company achieves its cumulative five year EBITDA target for the five fiscal years ended December 31, 2003. Any Performance Options that do not become vested as described above will become vested nine years and six months following the date of grant, subject to the Named Executive Officer's continuous employment.
(4) The dollar amounts set forth under this heading are based on an economic option pricing model commonly used to value option grants on the basis of certain assumptions. An economic option pricing model will produce different results depending on the assumptions made, and the values shown above are merely good faith estimates of the present value of the option grants. Because one of the assumptions in the model is the future volatility in the value of the Common Stock, the actual present value of such option grants cannot be determined.

       AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

     The following table sets forth information for each Named Executive Officer with regard to stock option exercises during 1999 and the aggregate value of options held at December 31, 1999.

                                                               NUMBER OF SECURITIES     VALUE OF UNEXERCISED
                                                              UNDERLYING UNEXERCISED        IN-THE-MONEY
                                                                 OPTIONS/SARs AT       OPTIONS/SARs AT FISCAL
                                                                 FISCAL YEAR-END            YEAR-END ($)
                                   SHARES                     ----------------------   ----------------------
                                  ACQUIRED         VALUE           EXERCISABLE/             EXERCISABLE/
NAME                           ON EXERCISE(#)   REALIZED($)       UNEXERCISABLE           UNEXERCISABLE(1)
----                           --------------   -----------   ----------------------   ----------------------
S. Humphrey..................         --            --            91,402/208,598       $3,221,655/$6,903,345
T. Gannon....................      6,000            $0            10,360/ 36,140       $    155,400/$542,100
D. Blount....................         --            --             1,390/ 13,610       $     20,850/$204,150
S. Saucier...................         --            --             2,471/ 23,196       $     37,065/$347,940
R. Burg......................         --            --             4,758/  9,242       $     71,370/$138,630

---------------

(1) The dollar amounts set forth under this heading are calculated based on a price per share of Holding Common Stock of $115, the estimated fair market value of Holding Common Stock as of December 31, 1999, minus the exercise price for such options.

            LONG-TERM INCENTIVE PLANS -- AWARDS IN LAST FISCAL YEAR

                                                                      ESTIMATED FUTURE PAYOUT
                                        PERFORMANCE OR OTHER   --------------------------------------
                 NAME                   PERIOD UNTIL PAYOUT    THRESHOLD($)   TARGET($)   MAXIMUM($)
                 ----                   --------------------   ------------   ---------   -----------
S. Humphrey...........................     March 26, 2002(1)        $0             N/A    $10,000,000
T. Gannon.............................  December 31, 2001(1)         0             N/A        880,000
                                        December 31, 2008(2)         0         460,000        920,000
D. Blount.............................  December 31, 2001(1)         0             N/A        360,000
S. Saucier............................  December 31, 2008(2)         0         172,500        345,000
                                        December 31, 2001(1)         0             N/A        600,000
                                             June 1, 2009(2)         0         306,705        613,410
R. Burg...............................  December 31, 2001(1)         0             N/A        350,000
                                        December 31, 2008(2)         0         149,500        299,000

---------------

(1) Under the Company's Supplemental Long-Term Incentive Plan the Company has granted to the Named Executive officers the right to receive from the Company a cash payment (or in certain circumstances shares of Holding Common Stock) in the amount specified under the column headed "maximum" if a Change in Control of the Company occurs prior to December 31, 2001 (March 26, 2002 in the case of Mr. Humphrey), and certain conditions are met (including continued employment). The actual amount payable will, in effect, be reduced by any gross proceeds received by such person in the transaction constituting such change in control with respect to certain equity purchases and awards.
(2) Awards consist of incentive units granted under the Company's Supplemental Long-Term Incentive Plan, which represent the right to receive a payment equal the value of a share of Holding Common Stock if a change in control (as defined with plan) occurs prior to December 31, 2001 and certain conditions (including continued employment) are met. The number of incentive units that will vest, if any, is determined based on the price for the Holding Common Stock in the transaction that constitutes the change in control. To the extent not previously vested, all incentive units vest on the date that is nine years and six months after the date of grant. Amounts reported are based on a value of the Holding Common Stock covered by the award at the fair market value of $115 per share at the close of the fiscal year. Dividends are not paid on incentive units.

PENSION PLAN

     All U.S. salaried employees who satisfy the service eligibility criteria are participants in the Riverwood International Employees Retirement Plan (the "Retirement Plan"). Pension benefits under the Retirement Plan are limited in accordance with the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), governing tax qualified pension plans. The Company has adopted a Supplemental Pension Plan (the "Supplemental Plan" and, together with the Retirement Plan, the "Pension Plans") that provides for payment to participants of the retirement benefits equal to the excess of the benefits that would have been earned by each such participant had the limitations of the Code not applied to the Retirement Plan and the amount actually earned by such participant under the Retirement Plan. Each of the Named Executive Officers is eligible to participate in the Pension Plans. Benefits under the Supplemental Plan are not pre-funded; such benefits are paid by the Company when due. The Pension Plan Table below sets forth the estimated annual benefits payable upon retirement, including amounts attributable to the Supplemental Plan, for specified remuneration levels and years of service.

                               PENSION PLAN TABLE

                                                                YEARS OF SERVICE
                                              ----------------------------------------------------
                REMUNERATION                     15         20         25         30         35
                ------------                  --------   --------   --------   --------   --------
$125,000....................................  $ 24,476   $ 32,634   $ 40,793   $ 48,952   $ 57,110
 150,000....................................    29,726     39,634     49,543     59,452     69,360
 175,000....................................    34,976     46,634     58,293     69,952     81,610
 200,000....................................    40,226     53,634     67,043     80,452     93,860
 225,000....................................    45,476     60,634     75,793     90,952    106,110
 250,000....................................    50,726     67,634     84,543    101,452    118,360
 300,000....................................    61,226     81,634    102,043    122,452    142,860
 400,000....................................    82,226    109,634    137,043    164,452    191,860
 450,000....................................    92,726    123,634    154,543    185,452    216,360
 500,000....................................   103,226    137,634    172,043    206,452    240,860
 600,000....................................   124,226    165,634    207,043    248,452    289,860
 700,000....................................   145,226    193,634    242,043    290,452    338,860
 800,000....................................   166,226    221,634    277,043    332,452    387,860

---------------

(A) Had the Named Executive Officers in the Summary Compensation Table retired as of December 31, 1999, their respective five-year average salaries, plus bonuses, for purposes of the table set forth above, would have been as follows: Mr. Burg, $292,545; Mr. Saucier, $225,000; Mr. Humphrey, $787,754;
    Mr. Gannon, $420,690; and Mr. Blount, $282,755.
(B) On December 31, 1999, the Named Executive Officers in the Summary Compensation Table had the following years of credited service under the Retirement Plan: Mr. Burg, 7; Mr. Saucier, 1; Mr. Humphrey, 3; Mr. Gannon, 2; and Mr. Blount, 2.
(C) Salary as defined in the Retirement Plan includes payment under the annual incentive compensation plan but excludes payments under any equity incentive plan of the Company or Predecessor Company.

EMPLOYMENT AGREEMENTS

     Each of Messrs. Humphrey, Gannon, Blount, Saucier and Burg are parties to employment agreements with the Company. Mr. Humphrey's agreement was entered into on March 31, 1997, and has an initial term of five years that automatically extends for additional one-year periods following the expiration of the initial term. The agreements with Messrs. Gannon, Blount, Saucier and Burg, entered into as of July 14, 1997, September 1, 1998, November 1, 1998 and March 27, 1996, have an initial three year term that also automatically extends for additional one-year periods following the expiration of the initial term. The agreements provide for minimum base salaries of at least $500,000, $265,000, $200,000, $225,000 and $220,000, for each of Messrs. Humphrey, Gannon, Blount, Saucier and Burg, respectively, and for bonuses and other benefits set forth in the Summary Compensation Table. Mr. Saucier's employment agreement provides that he will apply the after-tax proceeds of his bonuses for 1999 and 2000 toward the purchase of 5,000 shares of Holding Common Stock. In the event of termination of employment by the Company without cause or by the executive for good reason (in each case as defined in the respective employment agreement), the agreements provide for severance of a pro rata incentive bonus for the year in which termination of employment occurs and base salary and continued welfare benefits for, in the case of Mr. Humphrey, the remainder of the employment term or, if shorter, three years, or in the case of Messrs. Gannon, Blount, Saucier and Burg, the longer the reminder of the employment term, one year or one month for each year of service. The agreements also contain certain non-competition and nonsolicitation provisions.

CERTAIN CHANGE IN CONTROL ARRANGEMENTS

     As described above under "Long-Term Incentive Plans -- Awards in Last Fiscal Year," in the event of a change in control (as defined with Supplemental Long-Term Incentive Plan) of the Company, the Company may be obligated to make the payments to the Named Executive officers described above. In addition, in the event of such a change in control, service options will generally vest.

COMPENSATION COMMITTEE INTERLOCKS

     During fiscal year 1999, Messrs. Hendrix, Ames, Botta, Cribiore and Richmand served on the Compensation and Benefits Committee of the Holding Board. Mr. Hendrix, one of the two CD&R Fund V-nominated directors, is an employee of CD&R. CD&R received a fee from RIC Holding of $12 million in connection with the Merger and arranging the financing thereof. CD&R received an annual fee of $470,000 for advisory, management, consulting and monitoring services from Riverwood. Holding, RIC Holding and Riverwood have also agreed to indemnify the members of the Boards employed by CD&R and CD&R against liabilities incurred under securities laws with respect to their services for Holding, RIC Holding and Riverwood.

     Messrs. Hendrix and Cribiore are the CD&R Fund V-nominated directors on the Compensation and Benefits Committees of Holding, RIC Holding and Riverwood.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     Holding owns all of the outstanding common stock of RIC Holding. RIC Holding owns all of the outstanding common stock of Riverwood. As of March 7, 2000, the Holding Common Stock was beneficially owned as follows:

                                                              NUMBER OF   PERCENT OF
NAME OF BENEFICIAL OWNER                                       SHARES       CLASS
------------------------                                      ---------   ----------
Clayton, Dubilier & Rice Fund V Limited Partnership(1)......  2,250,000      29.8%
  1403 Foulk Road
  Suite 106
  Wilmington, DE 19803
EXOR Group S.A.(2)..........................................  2,250,000      29.8
  22-24, Boulevard Royal
  L-2449 Luxembourg
The 1818 Fund II, L.P.(3)...................................    750,000       9.9
  c/o Brown Brothers Harriman & Co.
  59 Wall Street
  New York, NY 10005
HWH Investment Pte Ltd......................................    700,000       9.3
  250 North Bridge Road
  Singapore 179101
  Republic of Singapore

                                                              NUMBER OF   PERCENT OF
NAME OF BENEFICIAL OWNER                                       SHARES       CLASS
------------------------                                      ---------   ----------
Chase Equity Associates, L.P.(4)............................    500,000       6.6
  380 Madison Avenue
  New York, NY 10017
First Plaza Group Trust.....................................    500,000       6.6
  Mellon Bank, N.A., as Trustee
  c/o General Motors Investment Management Corporation
  767 Fifth Avenue
  New York, NY 10153
Madison Dearborn Capital Partners, L.P.(5)..................    500,000       6.6
  Three First National Plaza
  Chicago, IL 60602
Wolfensohn-River LLC........................................     50,000       0.6
  130 Liberty Avenue
  New York, NY 10006
                                                              ---------      ----
          Total Equity Investors............................  7,500,000      99.2%
                                                              =========      ====
B. Charles Ames(6)..........................................          0        --
Kevin J. Conway(6)..........................................          0        --
Leon J. Hendrix, Jr.(6).....................................          0        --
Hubbard C. Howe(6)..........................................          0        --
Alberto Cribiore(6).........................................          0        --
Brian J. Richmand...........................................          0        --
Samuel M. Mencoff(5)........................................          0        --
Lawrence C. Tucker(3).......................................          0        --
G. Andrea Botta.............................................          0        --
Gianluigi Gabetti...........................................          0        --
Stephen M. Humphrey(7)......................................    157,517       (8)
Thomas M. Gannon(7).........................................     16,360       (8)
Robert H. Burg(7)...........................................      7,758       (8)
Steven D. Saucier(7)........................................      2,471       (8)
Daniel J. Blount(7).........................................      4,390       (8)
All directors and executive officers as a group (15
  persons)(3)(5)(6)(7)......................................    188,496       2.5%
          Total Management Investors(9).....................     62,380       0.8%
          Total Equity Investors and Management
            Investors(9)....................................  7,562,380       100%
                                                              =========      ====

---------------

(1) CD&R Associates V Limited Partnership, a Cayman Islands exempted limited partnership ("CD&R Associates V"), is the general partner of Clayton, Dubilier Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership ("CD&R Fund V"), and has the power to direct CD&R Fund V as to the voting and disposition of shares held by CD&R Fund V. CD&R Investment Associates II, Inc., a Cayman Islands exempted company ("Investment Associates II"), is the managing general partner of CD&R Associates V and has the power to direct CD&R Associates V as to its direction of CD&R Fund V's voting and disposition of the shares held by CD&R Fund V. No person controls the voting and dispositive power of Investment Associates II with respect to the shares owned by CD&R Fund V. Each of CD&R Associates V and Investment Associates II expressly disclaims beneficial ownership of the shares owned by CD&R Fund V. The business address for each of CD&R Fund V, CD&R Associates V and Investment Associates II is 1403 Foulk Road, Suite 106, Wilmington, Delaware 19803.
(2) Reflects transfer on March 2, 1999 of shares formerly held by FIMA Finance Management Inc. to EXOR Group S.A.

(3) Mr. Tucker may be deemed to share beneficial ownership of the shares owned of record by The 1818 Fund II, L.P. by virtue of his affiliation with such organization. Mr. Tucker expressly disclaims any such beneficial ownership.
(4) Chase Equity Associates, L.P., formerly known as Chemical Equity Associates, purchased shares of the Class B Common Stock which do not have voting rights.
(5) Mr. Mencoff may be deemed to share beneficial ownership of the shares owned of record by Madison Dearborn Capital L.P. by virtue of his affiliation with such organization. Mr. Mencoff expressly disclaims any such beneficial ownership.
(6) Excludes shares of Holding Common Stock owned by CD&R Fund V, as to which Messrs. Ames, Conway, Cribiore, Hendrix and Howe may be deemed to share beneficial ownership or have an economic interest. See footnote (1).
(7) Includes options to purchase 147,517; 10,360; 4,758; 2,471; and 1,390 shares of Holding Common Stock which may be exercised by Messrs. Humphrey, Gannon, Burg, Saucier and Blount, respectively.
(8) Less than 1%.
(9) Excludes options to purchase shares of Holding Common Stock. As of March 7, 2000, a total of 79,370 shares of management investor stock have been repurchased as a result of death, resignation and other termination of employment. As of March 7, 2000, Mr. Humphrey and the Named Executive Officers owned an aggregate of 22,000 shares of Holding Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     CD&R Fund V, which is one of Holding's largest stockholders, is a private investment fund managed by CD&R. Amounts contributed to CD&R Fund V by its limited partners are invested at the discretion of the general partner in equity or equity-related securities of entities formed to effect leveraged acquisition transactions and in the equity of corporations where the infusion of capital, coupled with the provision of managerial assistance by CD&R, can be expected to generate returns on investments comparable to returns historically achieved in leveraged buyout transactions. The general partner of CD&R Fund V is CD&R Associates V, and the general partners of CD&R Associates V are Investment Associates II, CD&R Investment Associates, Inc. and CD&R Cayman Investment Associates, Inc., a Cayman Islands exempted company. Mr. Ames, who is a principal of CD&R, a director of Investment Associates II and a limited partner of CD&R Associates V, is Chairman of Holding, RIC Holding and Riverwood. Mr. Conway, who is a principal of CD&R, a director of Investment Associates II and a limited partner of CD&R Associates V, is a director of Holding, RIC Holding and Riverwood. Mr. Hendrix, who is a principal of CD&R and a limited partner of CD&R Associates V, is a director of Holding, RIC Holding and Riverwood. Mr. Howe, who was until recently a principal of CD&R and continues to be a limited partner of CD&R Associates V, is a director of Holding, RIC Holding and Riverwood. See "Item 10. Directors & Executive Officers of the Registrant -- Directors & Executive Officers." CD&R Fund V purchased $225 million of equity of Holding in connection with the Merger.

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

     In April 1996, CD&R began to receive monthly payments of an aggregate annual fee of $375,000 for providing management and financial consulting services to the Company and reimbursement of out-of-pocket expenses it incurred during the nine months ended December 31, 1996. Pursuant to a consulting agreement dated as of March 27, 1996, so long as CD&R Fund V has an investment in the Company, CD&R will continue to receive an annual fee (and reimbursement of out-of-pocket expenses) for providing such management and financial consulting services to the Company. The indentures relating to the Notes allow the payment to CD&R of annual fees for management and financial consulting services of up to $1 million, although there is no current intention to increase the amount of the annual fee to be received by CD&R above $500,000. During the year ended December 31, 1999, the Company paid CD&R annual fees in the amount of $470,000 for providing such management and financial consulting services.

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

     On June 4, 1996, certain members of management and key employees of the Company purchased shares of Holding Common Stock, at a purchase price of $100.00 per share, pursuant to the Equity Incentive Plan. Under certain circumstances, such stockholders can require the Company to purchase their shares of Holding Common Stock. Such management stock purchases included the purchase of 3,000 shares of Holding Common Stock by Mr. Burg. The Company guaranteed certain loans for $150,000 extended to Mr. Burg.

     During 1999 and through March 7, 2000, the Company repurchased 29,520 shares of Holding Common Stock from management investors. Of this total, 14,250 shares were repurchased at $85.00 per share and 15,270 shares were repurchased at $100.00 per share.

     On May 4, 1999, certain members of management and key employees of the Company purchased shares of Holding Common Stock, at a purchase price of $100.00 per share, pursuant to the Equity Incentive Plan. Under certain circumstances, such stockholders can require the Company to purchase their shares of Holding Common Stock. Such management stock purchases included purchases of 10,000; 6,000; and 3,000 shares of Holding Common Stock by Messrs. Humphrey, Gannon and Blount, respectively. The Company guaranteed certain loans for $200,000 extended to Mr. Gannon.

     In June of 1999, Holding adopted a Supplemental Long-Term Incentive Plan that provides for, among other things, the grant of options to purchase shares of Holding Common Stock and incentive stock units and supplemental payments with respect to, up to an aggregate amount of 457,300 shares of Holding Common Stock.

     In November of 1999, Holding lent to Mr. Humphrey $5,000,000 pursuant to a full-recourse non-interest bearing promissory note entered into by Mr. Humphrey and Holding. The promissory note will generally become due and payable on March 26, 2002; or, earlier, if Mr. Humphrey voluntarily terminates his employment other than for "good reason" or the Company terminates his employment for "cause" (in each case, as defined in Mr. Humphrey's employment agreement).

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     a. Financial statements, financial statement schedule and exhibits filed as part of this report:

     1a. Consolidated financial statements of Riverwood Holding, Inc. and subsidiaries as of December 31, 1999 and 1998 and for each of the three years ended December 31, 1999, 1998, and 1997, and report of Independent Accountants.

     1b. Consolidated financial statements of IGARAS PAPEIS E EMBALAGENS S.A. and subsidiary as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999, 1998, 1997, and report of Independent Accountants.

     2. Schedule II -- Valuation and Qualifying Accounts.

          All other schedules are omitted as the information required is either included elsewhere in the consolidated financial statements herein or is not applicable.

     b. Reports on Form 8-K: None.

     c. Exhibit Index to Annual Report on Form 10-K for Year Ended December 31, 1999.

                      DESCRIPTION                        CROSS REFERENCE OR PAGE NUMBER
                      -----------                        ------------------------------
 2.1   Agreement and Plan of Merger, dated as of   Filed as Exhibit 2.1 to the Registration
       October 25, 1995, among RIC, RIC Holding,   Statement on Form S-1 (Registration No.
       Inc. and CDRO Acquisition Corporation.      33-80475) of New River Holding, Inc.
                                                   (renamed Riverwood Holding, Inc.) under
                                                   the Securities Act of 1933, as amended,
                                                   and incorporated herein by reference.
 2.2   Voting and Indemnification Agreement,       Filed as Exhibit 2.2 to the Registration
       dated as of October 25, 1995, among RIC,    Statement on Form S-1 (Registration No.
       Manville, RIC Holding, Inc. and CDRO        33-80475) of New River Holding, Inc.
       Acquisition Corporation.                    (renamed Riverwood Holding, Inc.) under
                                                   the Securities Act of 1933, as amended,
                                                   and incorporated herein by reference.
 2.3   Tax Matters Agreement, dated as of October  Filed as Exhibit 10.3 to the Registration
       25, 1995, among Manville, RIC, RIC          Statement on Form S-1 (Registration No.
       Holding, Inc. and CDRO Acquisition          33-80475) of New River Holding, Inc.
       Corporation.                                (renamed Riverwood Holding, Inc.) under
                                                   the Securities Act of 1933, as amended,
                                                   and incorporated herein by reference.
 2.4   Asset Purchase Agreement, dated as of       Filed as Exhibit 2 to the Registrant's
       August 6, 1996, among Plum Creek Timber     Current Report on Form 8-K filed August
       Company, L.P., Riverwood International      22, 1996 and Exhibit 2a to the
       Corporation and New River Timber, LLC.      Registrant's Current Report on Form 8-K
                                                   filed October 21, 1996 (Commission File
                                                   No. 1-11113), and incorporated herein by
                                                   reference.
 2.5   Amendment to Asset Purchase Agreement,      Filed as Exhibit 2b to the Registrant's
       dated as of October 16, 1996, among Plum    Current Report on Form 8-K filed October
       Creek Timber Company, L.P., Riverwood       21, 1996 (Commission File No. 1-11113),
       International Corporation and New River     and incorporated herein by reference.
       Timber, LLC.
 2.6   Wood Products Supply Agreement, dated as    Filed as Exhibit 2c to the Registrant's
       of October 18, 1996, between Plum Creek     Current Report on Form 8-K filed October
       Timber Company, L.P. and Riverwood          21, 1996 (Commission File No. 1-11113),
       International Corporation, including a      and incorporated herein by reference.
       list of omitted annexes and an undertaking
       of the Registrant to furnish
       supplementally a copy of any such omitted
       annex to the Securities and Exchange
       Commission upon request.

                      DESCRIPTION                        CROSS REFERENCE OR PAGE NUMBER
                      -----------                        ------------------------------
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

 3.4   Restated By-Laws of Riverwood Holding,      Filed as an exhibit hereto.
       Inc., as amended effective August 18,
       1999.

 3.5   Restated By-Laws of RIC Holding, Inc., as   Filed as an exhibit hereto.
       amended effective August 18, 1999.

 3.6   Restated By-Laws of Riverwood               Filed as an exhibit hereto.
       International Corporation as amended
       effective August 18, 1999.

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

10.7   Form of Indemnification Agreement among     Filed as Exhibit 10.8 to the Registration
       Riverwood Holding, Inc., RIC Holding,       Statement on Form S-1 (Registration No.
       Inc., Riverwood International Corporation,  33-80475) of New River Holding, Inc.
       Clayton, Dubilier & Rice, Inc. and          (renamed Riverwood Holding, Inc.) under
       Clayton, Dubilier & Rice Fund V Limited     the Securities Act of 1933, as amended,
       Partnership.                                and incorporated herein by reference.

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

10.13  Employment Agreement, dated as of July 14,  Filed as Exhibit 10.13 to the Registrant's
       1997, among Riverwood International         Annual Report on Form 10-K filed March 5,
       Corporation, Riverwood Holding, Inc. and    1999 (Commission File No. 1-11113), and
       Thomas M. Gannon.                           incorporated herein by reference.

10.14  Management Stock Option Agreement, dated    Filed as Exhibit 10.14 to the Registrant's
       as of August 19, 1998, between Riverwood    Annual Report on Form 10-K filed March 5,
       Holding, Inc. and Thomas M. Gannon.         1999 (Commission File No. 1-11113), and
                                                   incorporated herein by reference.

10.15  Form of Riverwood Holding, Inc.             Filed as an exhibit hereto.
       Supplemental Long-Term Incentive Plan.

10.16  Employment Agreement, dated as of           Filed as an exhibit hereto.
       September 1, 1998, among Riverwood
       International Corporation, Riverwood
       Holding, Inc. and Daniel J. Blount.

10.17  Employment Agreement, dated as of November  Filed as an exhibit hereto.
       1, 1998, among Riverwood International
       Corporation, Riverwood Holding, Inc. and
       Steven D. Saucier.

10.18  Agreement, dated as of November 18, 1999,   Filed as an exhibit hereto.
       between Riverwood Holding, Inc. and
       Stephen M. Humphrey.

10.19  Promissory Note, dated as of November 18,   Filed as an exhibit hereto.
       1999, by Stephen M. Humphrey.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 17th day of March, 2000.

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

                     SIGNATURES                                     TITLE                    DATE
                     ----------                                     -----                    ----
                 /s/ B. CHARLES AMES                   Chairman of the Board            March 17, 2000
-----------------------------------------------------
                   B. Charles Ames

               /s/ STEPHEN M. HUMPHREY                 President and Chief Executive    March 17, 2000
-----------------------------------------------------    Officer (Principal Executive
                 Stephen M. Humphrey                     Officer)

                /s/ THOMAS M. GANNON                   Executive Vice President,        March 17, 2000
-----------------------------------------------------    Commercial Operations
                  Thomas M. Gannon

                /s/ DANIEL J. BLOUNT                   Senior Vice President and Chief  March 17, 2000
-----------------------------------------------------    Financial Officer (Principal
                  Daniel J. Blount                       Financial and Accounting
                                                         Officer)

                 /s/ ROBERT H. BURG                    Senior Vice President, Human     March 17, 2000
-----------------------------------------------------    Resources
                   Robert H. Burg

                /s/ STEVEN D. SAUCIER                  Senior Vice President,           March 17, 2000
-----------------------------------------------------    Paperboard Operations
                  Steven D. Saucier

                 /s/ KEVIN J. CONWAY                   Director                         March 17, 2000
-----------------------------------------------------
                   Kevin J. Conway

              /s/ LEON J. HENDRIX, JR.                 Director                         March 17, 2000
-----------------------------------------------------
                Leon J. Hendrix, Jr.

                 /s/ HUBBARD C. HOWE                   Director                         March 17, 2000
-----------------------------------------------------
                   Hubbard C. Howe

                /s/ ALBERTO CRIBIORE                   Director                         March 17, 2000
-----------------------------------------------------
                  Alberto Cribiore

                     SIGNATURES                                     TITLE                    DATE
                     ----------                                     -----                    ----
                /s/ BRIAN J. RICHMAND                  Director                         March 17, 2000
-----------------------------------------------------
                  Brian J. Richmand

                 /s/ G. ANDREA BOTTA                   Director                         March 17, 2000
-----------------------------------------------------
                   G. Andrea Botta

                /s/ GIANLUIGI GABETTI                  Director                         March 17, 2000
-----------------------------------------------------
                  Gianluigi Gabetti

               /s/ LAWRENCE C. TUCKER                  Director                         March 17, 2000
-----------------------------------------------------
                 Lawrence C. Tucker

                /s/ SAMUEL M. MENCOFF                  Director                         March 17, 2000
-----------------------------------------------------
                  Samuel M. Mencoff

                            RIVERWOOD HOLDING, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                           (IN THOUSANDS OF DOLLARS)

                                                                 ADDITIONS
                                                           ----------------------
                                                                        ADDITIONS
                                                BALANCE    CHARGED TO    CHARGED                  BALANCE
                                               BEGINNING   COSTS AND    TO OTHER    DEDUCTIONS    AT END
(CLASSIFICATION)                               OF PERIOD    EXPENSES    ACCOUNTS       (A)       OF PERIOD
----------------                               ---------   ----------   ---------   ----------   ---------
YEAR ENDED DECEMBER 31, 1999:
Allowances Reducing the Assets in the Balance
  Sheet:
  Doubtful accounts receivable...............  $  2,132     $ 3,313       $ --       $(1,945)    $  3,500
  Deferred tax assets........................   175,612      39,299         --            --      214,911
                                               --------     -------       ----       -------     --------
          Total..............................  $177,744     $42,612       $ --       $(1,945)    $218,411
                                               ========     =======       ====       =======     ========
YEAR ENDED DECEMBER 31, 1998:
Allowances Reducing the Assets in the Balance
  Sheet:
  Doubtful accounts receivable...............  $    560     $ 1,665       $120       $  (213)    $  2,132
  Deferred tax assets........................    96,232      79,380         --            --      175,612
                                               --------     -------       ----       -------     --------
          Total..............................  $ 96,792     $81,045       $120       $  (213)    $177,744
                                               ========     =======       ====       =======     ========
YEAR ENDED DECEMBER 31, 1997:
Allowances Reducing the Assets in the Balance
  Sheet:
  Doubtful accounts receivable...............  $    829     $   449       $ --       $  (718)    $    560
  Deferred tax assets........................    92,019       4,213         --            --       96,232
                                               --------     -------       ----       -------     --------
          Total..............................  $ 92,848     $ 4,662       $ --       $  (718)    $ 96,792
                                               ========     =======       ====       =======     ========

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

     The Company did not send an annual report or proxy materials to security holders during the year ended December 31, 1999.

                                 EXHIBIT INDEX

EXHIBIT                    EXHIBIT                                CROSS REFERENCE OR
NUMBER                   DESCRIPTION                                 PAGE NUMBER
-------                  -----------                              ------------------
   2.1     Agreement and Plan of Merger, dated as      Filed as Exhibit 2.1 to the Registration
           of October 25, 1995, among RIC, RIC         Statement on Form S-1 (Registration No.
           Holding, Inc. and CDRO Acquisition          33- 80475) of New River Holding, Inc.
           Corporation.                                (renamed Riverwood Holding, Inc.) under
                                                       the Securities Act of 1933, as amended,
                                                       and incorporated herein by reference.

   2.2     Voting and Indemnification Agreement,       Filed as Exhibit 2.2 to the Registration
           dated as of October 25, 1995, among RIC,    Statement on Form S-1 (Registration No.
           Manville, RIC Holding, Inc. and CDRO        33- 80475) of New River Holding, Inc.
           Acquisition Corporation.                    (renamed Riverwood Holding, Inc.) under
                                                       the Securities Act of 1933, as amended,
                                                       and incorporated herein by reference.

   2.3     Tax Matters Agreement, dated as of          Filed as Exhibit 10.3 to the
           October 25, 1995, among Manville, RIC,      Registration Statement on Form S-1
           RIC Holding, Inc. and CDRO Acquisition      (Registration No. 33- 80475) of New
           Corporation.                                River Holding, Inc. (renamed Riverwood
                                                       Holding, Inc.) under the Securities Act
                                                       of 1933, as amended, and incorporated
                                                       herein by reference.

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

EXHIBIT                    EXHIBIT                                CROSS REFERENCE OR
NUMBER                   DESCRIPTION                                 PAGE NUMBER
-------                  -----------                              ------------------
   3.1     Certificate of Incorporation of             Filed as Exhibit 3.3 to the Registration
           Riverwood Holding, Inc. (formerly known     Statement on Form S-1 (Registration No.
           as New River Holding, Inc.), dated          33- 80475) of New River Holding, Inc.
           December 7, 1995.                           (renamed Riverwood Holding, Inc.) under
                                                       the Securities Act of 1933, as amended,
                                                       and incorporated herein by reference.

   3.2     Certificate of Amendment of Certificate     Filed as Exhibit 3.2 to the Registrant's
           of Incorporation of Riverwood Holding,      Annual Report on Form 10-K filed March
           Inc., dated March 27, 1996.                 27, 1997 (Commission File No. 1-11113),
                                                       and incorporated herein by reference.

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

   3.4     Restated By-Laws of Riverwood Holding,      Filed as an exhibit hereto.
           Inc., as amended effective August 18,
           1999.

   3.5     Restated By-Laws of RIC Holding, Inc.,      Filed as an exhibit hereto.
           as amended effective August 18, 1999.

   3.6     Restated By-Laws of Riverwood               Filed as an exhibit hereto.
           International Corporation as amended
           effective August 18, 1999.

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

EXHIBIT                    EXHIBIT                                CROSS REFERENCE OR
NUMBER                   DESCRIPTION                                 PAGE NUMBER
-------                  -----------                              ------------------
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

  10.1     Form of Investor Stock Subscription         Filed as Exhibit 10.6 to Registration
           Agreement between Riverwood Holding,        Statement on Form S-1 (Registration No.
           Inc. (formerly named New River Holding,     33-80475) of New River Holding, Inc.
           Inc.) and each of the investors named on    (renamed Riverwood Holding, Inc.) under
           the schedule thereto.                       the Securities Act of 1933, as amended,
                                                       and incorporated herein by reference.

EXHIBIT                    EXHIBIT                                CROSS REFERENCE OR
NUMBER                   DESCRIPTION                                 PAGE NUMBER
-------                  -----------                              ------------------
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

EXHIBIT                    EXHIBIT                                CROSS REFERENCE OR
NUMBER                   DESCRIPTION                                 PAGE NUMBER
-------                  -----------                              ------------------
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

  10.13    Employment Agreement, dated as of July      Filed as Exhibit 10.13 to the
           14, 1997, among Riverwood International     Registrant's Annual Report on Form 10-K
           Corporation, Riverwood Holding, Inc. and    filed March 5, 1999 (Commission File No.
           Thomas M. Gannon.                           1-11113), and incorporated herein by
                                                       reference.

  10.14    Management Stock Option Agreement, dated    Filed as Exhibit 10.14 to the
           as of August 19, 1998, between Riverwood    Registrant's Annual Report on Form 10-K
           Holding, Inc. and Thomas M. Gannon.         filed March 5, 1999 (Commission File No.
                                                       1-11113), and incorporated herein by
                                                       reference.

  10.15    Form of Riverwood Holding, Inc.             Filed as an exhibit hereto.
           Supplemental Long-Term Incentive Plan.

  10.16    Employment Agreement, dated as of           Filed as an exhibit hereto.
           September 1, 1998, among Riverwood
           International Corporation, Riverwood
           Holding, Inc. and Daniel J. Blount.

  10.17    Employment Agreement, dated as of           Filed as an exhibit hereto.
           November 1, 1998, among Riverwood
           International Corporation, Riverwood
           Holding, Inc. and Steven D. Saucier.

  10.18    Agreement, dated as of November 18,         Filed as an exhibit hereto.
           1999, between Riverwood Holding, Inc.
           and Stephen M. Humphrey.

  10.19    Promissory Note, dated as of November       Filed as an exhibit hereto.
           18, 1999, by Stephen M. Humphrey.

  21       List of subsidiaries.                       Filed as an exhibit hereto.

  27       Financial Data Schedule.                    Filed as an exhibit hereto.

  99       Reconciliation of Income (Loss) from        Filed as an exhibit hereto.
           Operations to EBITDA.