Form 10-Q
period 2000-03-31
RIVERWOOD HOLDING INC
filed 2000-05-12
CIK 886239

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

                         Commission file number 1-11113

                             RIVERWOOD HOLDING, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                               58-2205241
-----------------------------------                  ------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                            1105 North Market Street
                                   Suite 1300
                           Wilmington, Delaware 19801
                    (Address of principal executive offices)
                                   (Zip Code)

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

Yes [X]     No  [ ].

         At May 2, 2000 there were 7,062,380 shares and 500,000 shares of the registrant's Class A and Class B common stock, respectively, outstanding.

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

                          RIVERWOOD HOLDING, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In thousands of dollars)

                                                                     MARCH 31,         DECEMBER 31,
                                                                       2000                1999
                                                                    -----------         -----------
                                                                    (unaudited)
ASSETS
Current Assets:
    Cash and equivalents                                            $    16,280         $    14,108
    Receivables, net of allowances                                      159,992             156,734
    Inventories                                                         173,306             173,610
    Prepaid expenses                                                     12,527              10,990
                                                                    -----------         -----------
Total Current Assets                                                    362,105             355,442

Property, Plant and Equipment, net of accumulated
      depreciation of $485,930 in 2000 and $455,339 in 1999           1,407,927           1,429,912
Investments in Net Assets of Equity Affiliates                          147,282             146,473
Goodwill, net of accumulated amortization of $31,792 in 2000
      and $29,805 in 1999                                               286,130             288,117
Other Assets                                                            137,955             143,198
                                                                    -----------         -----------
Total Assets                                                        $ 2,341,399         $ 2,363,142
                                                                    ===========         ===========

LIABILITIES
Current Liabilities:
    Short-term debt                                                 $    54,339         $    17,339
    Accounts payable and other accrued liabilities                      220,435             226,336
                                                                    -----------         -----------
Total Current Liabilities                                               274,774             243,675

Long-Term Debt, less current portion                                  1,706,192           1,730,898
Other Noncurrent Liabilities                                            100,571             101,719
                                                                    -----------         -----------
Total Liabilities                                                     2,081,537           2,076,292
                                                                    -----------         -----------

Contingencies and Commitments (Note 5)

Redeemable Common Stock, at current redemption value                      7,177               7,202
                                                                    -----------         -----------

SHAREHOLDERS' EQUITY
Nonredeemable Common Stock                                                   75                  75
Capital in Excess of Par Value                                          749,161             749,161
(Accumulated Deficit)                                                  (475,320)           (454,157)
Cumulative Currency Translation Adjustment                              (21,231)            (15,431)
                                                                    -----------         -----------
Total Shareholders' Equity                                              252,685             279,648
                                                                    -----------         -----------
Total Liabilities and Shareholders' Equity                          $ 2,341,399         $ 2,363,142
                                                                    ===========         ===========


See Notes to Condensed Consolidated Financial Statements.

                             RIVERWOOD HOLDING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)



                                                       THREE MONTHS ENDED
                                                  -----------------------------
                                                   MARCH 31,          MARCH 31,
                                                     2000               1999
                                                  ----------         ---------
Net Sales                                          $ 270,229         $ 255,867
Cost of Sales                                        211,928           207,759
Selling, General and Administrative                   30,368            27,887
Research, Development and Engineering                  1,097             1,086
Other Expense, net                                     2,740               264
                                                   ---------         ---------

Income from Operations                                24,096            18,871
Interest Income                                          172               199
Interest Expense                                      45,771            43,156
                                                   ---------         ---------

(Loss) before Income Taxes and Equity in
   Net Earnings (Loss) of Affiliates                 (21,503)          (24,086)
Income Tax Expense                                     1,071               409
                                                   ---------         ---------

(Loss) before Equity in Net Earnings (Loss)
   of Affiliates                                     (22,574)          (24,495)
Equity in Net Earnings (Loss) of Affiliates            1,411            (1,984)
                                                   ---------         ---------

Net (Loss)                                         $ (21,163)        $ (26,479)
                                                   ---------         ---------

Other comprehensive (Loss), net of tax:
   Foreign currency translation adjustments           (5,800)             (953)
                                                   ---------         ---------

Comprehensive (Loss)                               $ (26,963)        $ (27,432)
                                                   =========         =========


See Notes to Condensed Consolidated Financial Statements.

                             RIVERWOOD HOLDING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)



                                                                     THREE MONTHS ENDED       THREE MONTHS ENDED
                                                                       MARCH 31, 2000            MARCH 31, 1999
                                                                     ------------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)                                                                $(21,163)              $(26,479)
Noncash Items Included in Net (Loss):
     Depreciation and amortization                                          37,500                 35,251
     Deferred income taxes                                                  (1,840)                  (328)
     Pension, postemployment and postretirement benefits,
        net of benefits paid                                                   731                    998
     Net loss on disposal of assets                                             --                    546
     Equity in net (earnings) loss of affiliates, net of dividends            (822)                 1,984
     Amortization of deferred debt issuance costs                            2,558                  2,544
     Other, net                                                                 --                     43
(Increase) Decrease in Current Assets:
     Receivables                                                            (5,610)                  (111)
     Inventories                                                            (2,024)               (12,393)
     Prepaid expenses                                                       (1,651)                   289
(Decrease) in Accounts payable and other accrued liabilities                (2,861)               (24,264)
Increase (Decrease) in Other Noncurrent Liabilities                            255                 (1,418)
                                                                          --------               --------
Net Cash Provided by (Used in) Operating Activities                          5,073                (23,338)
                                                                          --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property, Plant and Equipment                                 (14,131)               (13,330)
Increase in Other Assets                                                       (85)                (5,220)
                                                                          --------               --------
Net Cash (Used in) Investing Activities                                    (14,216)               (18,550)
                                                                          --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase in Notes Payable                                               14,600                 45,900
(Repurchases) of Redeemable Common Stock, net                                  (25)                (1,267)
Payments on Debt                                                            (1,418)                (2,589)
                                                                          --------               --------
Net Cash Provided by Financing Activities                                   13,157                 42,044
                                                                          --------               --------
Effect of Exchange Rate Changes on Cash                                     (1,842)                  (205)
                                                                          --------               --------
Net Increase (Decrease) in Cash and Equivalents                              2,172                    (49)
Cash and Equivalents at Beginning of Period                                 14,108                 13,840
                                                                          --------               --------
Cash and Equivalents at End of Period                                     $ 16,280               $ 13,791
                                                                          ========               ========

See Notes to Condensed Consolidated Financial Statements.

                             RIVERWOOD HOLDING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements of the Company included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. The Condensed Consolidated Balance Sheet as of December 31, 1999 was derived from audited financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a summary of the Company's significant accounting policies, please refer to the Company's report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

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

Effective December 1, 1999, the Company changed its international subsidiaries' fiscal year end to December 31. Previously, the Company's international subsidiaries were principally consolidated and reported on the basis of fiscal years ending November 30.

The Company has reclassified the presentation of certain prior period information to conform with the current presentation format.

NOTE 3 - INVENTORIES

The major classes of inventories were as follows:

(IN THOUSANDS OF DOLLARS)              MARCH 31, 2000     DECEMBER 31, 1999
                                       --------------     -----------------
Finished goods                            $ 84,147            $ 80,054
Work-in-process                             13,761              15,845
Raw materials                               41,774              45,143
Supplies                                    33,624              32,568
                                          ========            ========
Total                                     $173,306            $173,610
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

The following represents the summarized income statement information for Igaras, of which the Company recognizes 50 percent in its results of operations:

                                    THREE MONTHS ENDED
                                ---------------------------
                                 MARCH 31,        MARCH 31,
                                   2000             1999
                                ----------        ---------
(IN THOUSANDS OF DOLLARS)
Net Sales                       $ 58,393          $ 42,295
Cost of Sales                     42,582            39,061
                                --------          --------

Gross Profit                    $ 15,811          $  3,234
                                ========          ========

Income (Loss) from Operations   $ 10,600          $ (1,348)
                                ========          ========

Net Income (Loss)               $  2,392          $ (4,922)
                                ========          ========


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

Under the Igaras joint venture agreement, Igaras is required to pay dividends equal to at least 25 percent of its net profits. During the first quarter of 2000, the Company received dividends from a non-controlled affiliate other than Igaras totaling $0.5 million net of taxes of $0.1 million.

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

The State of Louisiana has completed its audit of the Company's tax return for the period ended March 27, 1996. On May 9, 2000, the Company received a Notice of Proposed Tax Due for this period in the amount of $47.6 million in tax and $27.8 million in statutory interest through June 4, 2000. The Company and its advisors are evaluating the Company's options for responding to Louisiana's challenge to the Company's filing position, which could include paying the amount at issue in order to avoid the accrual of additional statutory interest while contesting the matter before the Louisiana courts. Under Louisiana law, the Company has until June 4, 2000 to respond to the Notice of Proposed Tax Due. The Company's response options include, but are not limited to, filing a written protest requesting an administrative hearing, paying the tax and interest and filing for a refund in Louisiana District Court, and requesting an extension of time to reply. There can be no assurance that the Company will ultimately prevail in this dispute. However, management believes that the additional tax and interest ultimately paid (if any) will be substantially less than the amounts listed on the Notice of Proposed Tax Due, although no assurance can be given in this regard. Since the law is unclear and the amounts involved are significant, it may be several years before this matter is resolved. For financial reporting purposes, any tax ultimately paid related to this matter would increase the goodwill recorded in connection with the Merger and any interest ultimately paid would be recorded as interest expense.

NOTE 6 - RESTRUCTURING ACTIVITIES

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

                                                                           OTHER
(IN THOUSANDS OF DOLLARS)                              SEVERANCE         EXIT COSTS           TOTAL
 -----------------------                              ----------         ----------         ---------
Balance at 12/31/98                                      21,205             3,537             24,742
Charges against accrual in 1999                         (11,527)             (791)           (12,318)
                                                       --------           -------           --------
Balance at 12/31/99                                    $  9,678           $ 2,746           $ 12,424
Charges against accrual in first quarter 2000              (609)             (142)              (751)
                                                       --------           -------           --------
Balance at 3/31/00                                     $  9,069           $ 2,604           $ 11,673
                                                       ========           =======           ========


In connection with and following the Merger, the Company decided to exit certain businesses and operating activities, including the sale or closure of the Company's last dedicated folding carton converting plant in the United States, located in Kankakee, Illinois, packaging machinery manufacturing plants in Marietta, Georgia and Koln, Germany, a beverage multiple packaging converting plant in Bakersfield, California and the trucking transportation operations in West Monroe, Louisiana, as well as the consolidation and realignment of certain operations in the United States, Australia and Europe. The cost of exiting these businesses and operating activities was approximately $38.6 million which was accrued during 1996 as a purchase accounting adjustment. The costs related principally to the severance of approximately 750 employees, relocation and other plant closure costs. During the first quarter of 2000, $1.1 million was utilized and charged against the accrual primarily related to exit costs. At March 31, 2000, $1.2 million of this total was included in Other accrued liabilities on the Consolidated Balance Sheet and is expected to be paid out through 2000.

NOTE 7 - BUSINESS SEGMENT INFORMATION

Business segment information is as follows:

                                             THREE MONTHS ENDED
                                        -----------------------------
                                         MARCH 31,          MARCH 31,
(IN THOUSANDS OF DOLLARS)                  2000               1999
-------------------------               ----------          ---------
NET SALES:
Coated Board                            $ 238,392           $ 234,532
Containerboard                             31,837              21,335
                                        ---------           ---------
                                        $ 270,229           $ 255,867
                                        =========           =========

INCOME (LOSS) FROM OPERATIONS:
Coated Board                            $  30,102           $  29,769
Containerboard                                328              (7,448)
Corporate                                  (6,334)             (3,450)
                                        ---------           ---------
                                        $  24,096           $  18,871
                                        =========           =========

EBITDA:
Coated Board                            $  61,702           $  59,793
Containerboard                              5,282              (2,430)
Corporate                                  (2,948)             (1,674)
                                        ---------           ---------
                                        $  64,036           $  55,689
                                        =========           =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In connection with the Merger, the Company entered into a credit agreement (as amended, the "Senior Secured Credit Agreement") that currently provides for senior secured credit facilities (the "Senior Secured Credit Facilities") consisting of $635 million in outstanding term loans under a term loan facility (the "Term Loan Facility") and a $400 million revolving credit facility (the "Revolving Facility"). In addition, Riverwood International Machinery, Inc. ("RIMI"), a wholly-owned subsidiary of Riverwood, entered into a credit agreement (as amended, the "Machinery Credit Agreement", and together with the Senior Secured Credit Agreement, the "Credit Agreements") providing for a $140 million secured revolving credit facility (the "Machinery Facility," and together with the Senior Secured Credit Facilities, the "Facilities") for the purpose of financing or refinancing packaging machinery. In connection with the Merger, the Company also completed an offering of $250 million aggregate principal amount of 10 1/4% Senior Notes due 2006 (the "1996 Senior Notes") and $400 million aggregate principal amount of 10 7/8% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes" and together with the 1996 Senior Notes, the "1996 Notes"). On July 28, 1997, the Company completed an offering of $250 million principal amount of 10 5/8% Senior Notes due 2007 (the "Initial Notes"). The net proceeds of this offering were applied to prepay certain revolving credit borrowings under the Revolving Facility (without any commitment reduction) and to refinance certain Tranche A term loans and other borrowings under the Senior Secured Credit Agreement. A registration statement under the Securities Act of 1933, as amended, registering senior notes of the Company identical in all material respects to the Initial Notes (the "Exchange Notes") offered in exchange for the Initial Notes became effective October 1, 1997. On November 3, 1997, the Company completed its exchange offer of the Initial Notes for the Exchange Notes. The Initial Notes and the Exchange Notes are referred to herein as the 1997 Notes.

GENERAL

The Company reports its results in two business segments: Coated Board and Containerboard. The Coated Board business segment includes (i) the production and sale of coated unbleached kraft paperboard ("CUK Board") for packaging cartons from the paper mills in Macon, Georgia (the "Macon Mill") and in West Monroe, Louisiana (the "West Monroe Mill") and white lined chip board ("WLC") at its paper mill in Norrkoping, Sweden (the "Swedish Mill"); (ii) converting operations facilities in the United States and Europe; and (iii) the design, manufacture and installation of packaging machinery related to the assembly of beverage cartons. The Containerboard business segment includes the production and sale of linerboard, corrugating medium and kraft paper from paperboard mills in the United States.

EBITDA is defined as consolidated net income (exclusive of non-cash charges resulting from purchase accounting during the periods subsequent to the Merger) before consolidated interest expense, consolidated income taxes, consolidated depreciation and amortization, and other non-cash charges deducted in determining consolidated net income, extraordinary items and the cumulative effect of accounting changes and earnings of, but including dividends from, non-controlled affiliates. EBITDA excludes equity earnings from non-controlled affiliates but includes dividends actually received from non-controlled affiliates. The Company believes that EBITDA provides useful information regarding the Company's debt service ability, but should not be considered in isolation.

                                    THREE MONTHS ENDED
                                ----------------------------
                                 MARCH 31,         MARCH 31,
                                  2000               1999
                                ----------         ---------
(IN THOUSANDS OF DOLLARS)
 -----------------------
EBITDA (Segment Data):
      Coated Board              $ 61,702           $ 59,793
      Containerboard               5,282             (2,430)
      Corporate                   (2,948)            (1,674)
                                --------           --------
EBITDA                          $ 64,036           $ 55,689
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

The Company is pursuing a number of long-term initiatives designed to improve productivity and profitability while continuing to implement its Coated Board business strategy. The Company has undertaken a profit center reorganization of its operations, implemented a global restructuring program (see below), implemented a number of cost saving measures and effected several management changes. In addition, the Company is implementing a Total Quality Systems ("TQS") initiative at the Company's U.S. mills which uses statistical process control to help design and manage all types of activities including production and maintenance. The Company expects capital expenditures will range from $65 to $75 million in 2000 as the Company invests to improve its process capabilities, to comply with environmental cluster rules, and to invest in packaging machinery. The Company continues to evaluate its current operations and assets with a view to rationalizing its operations and improving profitability, in particular with respect to its international converting assets and strategy. As part of this effort, the Company initiated a $25.6 million global restructuring program in the fourth quarter of 1998 aimed at achieving annualized savings and cost avoidance of approximately $20 million when fully implemented. The global restructuring program is focused in the Company's European operations. To date, the Company has made significant progress in completing the restructuring activities and anticipates completing this program during 2000 (see "--Financial Condition, Liquidity and Capital Resources -- Financing Sources and Cash Flows"). Finally, the Company is taking an aggressive approach to reduce working capital and increase liquidity. This approach includes a goal to reduce inventory by approximately $20 million in 2000, as well as lowering receivables. To implement this goal, the Company will utilize its new information system to improve the operation of its supply chain.

Packaging machinery placements during the first quarter of 2000 remained stable when compared to the first quarter of 1999. The Company has been and will continue to be more selective in future packaging machinery placements to ensure appropriate returns. The Company recently completed the successful installation of three new Marksman 1600 high speed packaging machines in Japan. As a result, the Company expects these machine placements to foster further growth.

OUTLOOK

The Company expects that its 2000 full year EBITDA will significantly exceed its 1999 EBITDA, although no assurance can be given in this regard. The achievement of this expectation is dependent upon (among other things) a number of profit improvement initiatives, including increasing worldwide beverage sales volumes above 1999 levels, improving U.S. mill throughput, continued cost savings from other actions taken to date and continued selling price improvements for containerboard and folding carton products. In 2000, the Company expects that it will achieve modest sales volume increases in its worldwide beverage markets, and renewed growth in its folding carton markets, principally in North America. The Company also expects price improvements in the U.S. folding carton markets in 2000 based upon recent price increases announced for competing substrates. In response, the Company announced a $40 per ton price increase for its domestic open market grades of folding carton and beverage products effective May 1, 2000. The Company continues to be optimistic about containerboard prices as several major containerboard producers recently announced additional price increases.

RESULTS OF OPERATIONS


                                                          THREE MONTHS ENDED
                                             -----------------------------------------------
                                                              % INCREASE
                                                              (DECREASE)
                                              MARCH 31,        FROM PRIOR          MARCH 31,
(IN THOUSANDS OF DOLLARS)                       2000             PERIOD              1999
                                             ---------         ----------         ---------
Net Sales (Segment Data):
   Coated Board                              $ 238,392             1.6%           $ 234,532
   Containerboard                               31,837            49.2               21,335
                                             ---------                            ---------
Net Sales                                      270,229             5.6              255,867
Cost of Sales                                  211,928             2.0              207,759
                                             ---------                            ---------
Gross Profit                                    58,301            21.2               48,108
Selling, General and Administrative             30,368             8.9               27,887
Research, Development and
  Engineering                                    1,097             1.0                1,086
Other Expenses, net                              2,740           937.9                  264
                                             ---------                            ---------

Income from Operations                       $  24,096            27.7            $  18,871
                                             =========                            =========

Income (Loss) from Operations
 (Segment Data):
   Coated Board                              $  30,102             1.1%           $  29,769
   Containerboard                                  328             N/A               (7,448)
   Corporate                                    (6,334)          (83.6)              (3,450)
                                             ---------                            ---------
Income from Operations                       $  24,096            27.7            $  18,871
                                             =========                            =========


PAPERBOARD SHIPMENTS

The following represents shipments of Coated Board and Containerboard to outside customers. Shipments of Coated Board represent sales to customers of beverage carrierboard, folding cartonboard and WLC (other than from the Swedish Mill). Shipments from the Swedish Mill represent sales to customers of WLC produced at this mill. Shipments of Containerboard represent sales to customers of linerboard, corrugating medium kraft paper and various other items, principally off-specification coated board. Total shipments for the three months ended March 31, 2000 and 1999 were as follows:



                                      THREE MONTHS ENDED
                                 ------------------------------
                                    MARCH 31,        MARCH 31,
                                      2000             1999
                                 ------------     ------------
   (IN THOUSANDS OF TONS)
   ----------------------
   Coated Board                         221.5            225.2
   Swedish Mill                          37.2             31.9
   Containerboard                        90.0             81.8
                                   ----------       ----------
                                        348.7            338.9
                                   ==========       ==========

FIRST QUARTER 2000 COMPARED WITH FIRST QUARTER 1999

NET SALES

As a result of the factors described below, the Company's Net Sales in the first quarter of 2000 increased by $14.4 million, or 5.6 percent, compared with the first quarter of 1999. Net Sales in the Coated Board business segment increased by $3.9 million in the first quarter of 2000, or 1.6 percent, to $238.4 million from

$234.5 million in the first quarter of 1999, due primarily to higher sales volume in international beverage markets and improved pricing in domestic beverage markets, somewhat offset by lower worldwide folding carton volumes. Net Sales in the Containerboard business segment increased $10.5 million, or 49.2 percent, to $31.8 million in the first quarter of 2000 from $21.3 million in the first quarter of 1999, due principally to higher pricing and volume.

GROSS PROFIT

As a result of the factors discussed below, the Company's Gross Profit for the first quarter of 2000 increased $10.2 million, or 21.2 percent, to $58.3 million from $48.1 million in the first quarter of 1999. The Company's gross profit margin increased to 21.6 percent for the first quarter of 2000 from 18.8 percent in the first quarter of 1999. Gross Profit in the Coated Board business segment increased $2.6 million, or 4.8 percent, to $57.3 million in the first quarter of 2000 as compared to $54.6 million in the first quarter of 1999, while its gross profit margin increased to 24.0 percent in the first quarter of 2000 from 23.3 percent in the first quarter of 1999. The increase in Coated Board Gross Profit is due directly to worldwide cost reductions and higher Net Sales. Gross Profit in the Containerboard business segment increased $7.1 million to a gain of $1.1 million in the first quarter of 2000 as compared to a loss of $6.0 million in the first quarter of 1999, while its gross profit margin increased to 3.5 percent in the first quarter of 2000 from (28.2) percent in the first quarter of 1999. The increase in Containerboard Gross Profit resulted principally from increased pricing and volume.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, General and Administrative expenses increased $2.5 million, or 8.9 percent, to $30.4 million in the first quarter of 2000 as compared to $27.9 million in the first quarter of 1999, due mainly to higher depreciation expense, higher stock option compensation expense, the TQS initiative, and consulting fees related to an ongoing project within the Company's folding carton business. As a percentage of Net Sales, Selling, General and Administrative expenses increased from 10.9 percent in the first quarter of 1999 to 11.2 percent in the first quarter of 2000.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, Development and Engineering expenses remained constant at $1.1 million in the first quarter of 2000 and in the first quarter of 1999.

OTHER EXPENSE, NET

Other Expense, net, increased by approximately $2.5 million to $2.7 million in the first quarter of 2000 from $0.3 million in the first quarter of 1999 due to non-recurring credits in the first quarter of 1999 primarily related to utility recoveries.

INCOME (LOSS) FROM OPERATIONS

Primarily as a result of the factors discussed above, the Company's Income from Operations in the first quarter of 2000 increased by $5.2 million, or 27.7 percent, to $24.1 million from $18.9 million in the first quarter of 1999, while the Company's operating margin increased to 8.9 percent in the first quarter of 2000 from 7.4 percent in the first quarter of 1999. Income from Operations in the Coated Board business segment increased $0.3 million, or 1.1 percent, to $30.1 million in the first quarter of 2000 from $29.8 million in the first quarter of 1999, while the operating margin remained constant at 12.6 percent, primarily as a result of the factors described above. Income from Operations in the Containerboard business segment increased $7.8 million to a gain of $0.3 million in the first quarter of 2000 from a (Loss) from Operations of $7.4 million in the first quarter of 1999, while the operating margin increased to
1.0 percent in the first quarter of 2000 from (34.9) percent in the first quarter of 1999 primarily as a result of the factors described above.

FLUCTUATIONS IN U.S. CURRENCY EXCHANGE RATES

The strengthening of the U.S. dollar currency exchange rates as compared to the Euro and related currencies did have a modest impact on Net Sales, Gross Profit, Income from Operations, and operating expenses during the first quarter of 2000. However, the impact was offset by the weakening of the U.S. Dollar against the Japanese Yen.

INTEREST INCOME, INTEREST EXPENSE, INCOME TAX EXPENSE, EQUITY IN NET EARNINGS
(LOSS) OF AFFILIATES

INTEREST INCOME

Interest Income remained constant at $0.2 million for the first quarter of 2000 and 1999.

INTEREST EXPENSE

Interest Expense increased $2.6 million to $45.8 million in the first quarter of 2000 from $43.2 million in the first quarter of 1999 due primarily to higher average outstanding debt balances.

INCOME TAX EXPENSE

During the first quarter of 2000, the Company recognized an income tax expense of $1.1 million on a (Loss) before Income Taxes and Equity in Net Earnings
(Loss) of Affiliates of $21.5 million. During the first quarter of 1999, the Company recognized an income tax expense of $0.4 million on a (Loss) before Income Taxes and Equity in Net Earnings (Loss) of Affiliates of $24.1 million. These expenses differed from the statutory federal income tax rate primarily because of valuation allowances established on net operating loss carryforward tax assets in the U.S. and certain international locations where the realization of such benefits is less likely than not.

EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES

Equity in Net Earnings (Loss) of Affiliates is comprised primarily of the Company's equity in net earnings of Igaras, which is accounted for under the equity method of accounting. Equity in Net Earnings (Loss) of Affiliates increased $3.4 million to a gain of $1.4 million in the first quarter of 2000 from a (Loss) of $(2.0) million in the first quarter of 1999 resulting from improved market conditions in Brazil.

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

During the first quarter of 2000, the Company received dividends from a non-controlled affiliate other than Igaras totaling $0.5 million net of taxes of $0.1 million.

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

CASH FLOWS

Cash and equivalents increased by approximately $2.2 million in the first quarter of 2000 primarily as a result of $13.2 million net cash provided by financing activities and $5.1 million net cash provided by operating activities, somewhat offset by $14.2 million of net cash used in investing activities. Cash used in investing activities resulted primarily from purchases of property, plant and equipment. Cash provided by financing activities resulted primarily from net borrowings under the Revolving Facility. Depreciation and amortization during the first quarter of 2000 totaled approximately $38 million, and is expected to be approximately $140 million to $145 million for 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise primarily from debt service on the substantial indebtedness incurred in connection with the Merger and from the funding of its capital expenditures. As of March 31, 2000, the Company had outstanding approximately $1,749 million of long-term debt, consisting primarily of $650 million aggregate principal amount of the 1996 Notes, $250 million of the 1997 Notes, $635 million outstanding under the Term Loan Facility and additional amounts under the Revolving Facility, the Machinery Facility and other debt issues and facilities. During the first quarter of 2000, the Company repaid approximately $1.4 million of debt. The Company had a net increase in revolving credit facilities borrowings of approximately $14.6 million due primarily to annual interest payments.

DEBT SERVICE

Principal and interest payments under the Term Loan Facility, the Revolving Facility and the Machinery Facility, together with interest payments on the 1997 Notes and 1996 Notes, represent significant liquidity requirements for the Company. The Company applied $105.0 million of the proceeds from the 1997 Notes in July 1997 to refinance a portion of the Tranche A term loans under the Term Loan Facility, $50 million of the proceeds of the 1997 Notes to refinance the Tranche D term loan under the Senior Secured Credit Agreement, and the remaining proceeds from the 1997 Notes to prepay outstanding revolving credit borrowings under the Revolving Facility. Scheduled term loan principal payments under the Term Loan Facility were reduced to reflect this application of proceeds. This application of proceeds did not involve any reduction in the current aggregate Revolving Facility commitment of $400 million. Annual term loan amortization requirements under the Term Loan Facility, after giving effect to the refinancing of the Term Loan Facility from a portion of the proceeds of the 1997 Notes, will be approximately $2 million, $120 million, $173 million, $184 million and $156 million for each of the years 2000 through 2004, respectively.

The loans under the Facilities bear interest at floating rates based upon the interest rate option elected by the Company. The Tranche A term loans, Tranche B term loans and Tranche C term loans under the term loan Facility bore interest as of March 31, 2000 at an average rate per annum of 9.1 percent. The Senior Notes, the 1997 Notes and the Senior Subordinated Notes bear interest at rates of 10 1/4 percent, 10 5/8 percent and 10 7/8 percent, respectively. Interest expense in 2000 is expected to be approximately $180 million, including approximately $10 million of non-cash amortization of deferred debt issuance costs. During the first quarter of 2000, cash paid for interest was approximately $33 million.

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

The Company uses interest rate swap and cap agreements to fix or cap a portion of its variable rate Term Loan Facility to a fixed rate in order to reduce the impact of interest rate changes on future income. The difference to be paid or received under these agreements is recognized as an adjustment to interest expense related to that debt. At March 31, 2000, the Company had interest rate swap agreements with a notional amount of $175 million, under which the Company will pay fixed rates of 5.05 percent to 6.15 percent and receive three-month LIBOR.

COVENANT RESTRICTIONS

The Credit Agreements impose restrictions on the Company's ability to make capital expenditures and both the Credit Agreements and the indentures governing the 1996 Notes and the 1997 Notes limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, meet its capital spending program, provide for unanticipated capital investments or take advantage of business opportunities. The covenants contained in the Credit Agreements also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, repay the relevant 1996 Notes or the 1997 Notes, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with affiliates, and otherwise restrict corporate activities. The covenants contained in such indentures also impose restrictions on the operation of the Company's business. At March 31, 2000, the Company was in compliance with the financial covenants in the Credit Agreements.

CAPITAL EXPENDITURES

Capital spending for the first quarter of 2000 was approximately $14.1 million, up 6.0 percent from $13.3 million in the first quarter of 1999. Capital spending during the first quarter of 2000 related primarily to increasing paper production efficiencies, increasing converting capacity and manufacturing packaging machinery. Total capital spending for 2000 is expected to be between $65 million and $75 million, and is expected to relate principally to improving the Company's process capabilities, the production of packaging machinery, and cluster rule compliance.

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


                                                                       OTHER
(IN THOUSANDS OF DOLLARS)                           SEVERANCE        EXIT COSTS        TOTAL
-------------------------                           ---------        ----------       --------
Balance at 12/31/98                                    21,205             3,537         24,742
Charges against accrual in 1999                       (11,527)             (791)       (12,318)
                                                     --------           -------       --------
Balance at 12/31/99                                  $  9,678           $ 2,746       $ 12,424
Charges against accrual in first quarter 2000            (609)             (142)          (751)
                                                     --------           -------       --------
Balance at 3/31/00                                   $  9,069           $ 2,604       $ 11,673
                                                     ========           =======       ========


In connection with and following the Merger, the Company decided in 1996 to exit certain businesses and operating activities, including the sale or closure of the Company's last dedicated folding cartonboard converting plant in the United States, located in Kankakee, Illinois, packaging machinery manufacturing plants in Marietta, Georgia and Koln, Germany, a beverage multiple packaging converting plant in Bakersfield, California and the trucking transportation operations in West Monroe, Louisiana, as well as the consolidation and realignment of certain operations in the United States, Australia and Europe. The cost of exiting these businesses and operating activities was approximately $38.6 million which was accrued during 1996 as a purchase accounting adjustment. The costs related principally to the severance of approximately 750 employees, relocation and other plant closure costs. At March 31, 2000, $1.2 million of this total was accrued in Other accrued liabilities on the Consolidated Balance Sheets and is expected to be paid out through 2000.

At March 31, 2000, the Company and its U.S. and international subsidiaries had the following amounts of commitments, amounts outstanding and amounts available under revolving credit facilities:


                                     TOTAL AMOUNT      TOTAL AMOUNT      TOTAL AMOUNT
                                          OF           OUTSTANDING AT     AVAILABLE AT
                                     COMMITMENTS       MARCH 31, 2000    MARCH 31, 2000
                                    -------------      --------------    --------------
(IN THOUSANDS OF DOLLARS)
Revolving Facility                     $400,000            $197,900          $202,100
Machinery Facility                      140,000              14,000            29,000
International Facilities                 25,911              12,016            13,895
                                       --------            --------          --------
                                       $565,911            $223,916          $244,995
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

The State of Louisiana has completed its audit of the Company's tax return for the period ended March 27, 1996. On May 9, 2000, the Company received a Notice of Proposed Tax Due for this period in the amount of $47.6 million in tax and $27.8 million in statutory interest through June 4, 2000. The Company and its advisors are evaluating the Company's options for responding to Louisiana's challenge to the Company's filing position, which could include paying the amount at issue in order to avoid the accrual of additional statutory interest while contesting the matter before the Louisiana courts. Under Louisiana law, the Company has until June 4, 2000 to respond to the Notice of Proposed Tax Due. The Company's response options include, but are not limited to, filing a written protest requesting an administrative hearing, paying the tax and interest and filing for a refund in Louisiana District Court, and requesting an extension of time to reply. There can be no assurance that the Company will ultimately prevail in this dispute. However, management believes that the additional tax and interest ultimately paid (if any) will be substantially less than the amounts listed on the Notice of Proposed Tax Due, although no assurance can be given in this regard. Since the law is unclear and the amounts involved are significant, it may be several years before this matter is resolved. For financial reporting purposes, any tax ultimately paid related to this matter would increase the goodwill recorded in connection with the Merger and any interest ultimately paid would be recorded as interest expense.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in "-- Business Trends and Initiatives" concerning (a) the Company's expectation that pricing trends for its containerboard products should continue to be positive, (b) the improvements which the Company's long-term initiatives, including, without limitation, its profit center reorganization and global restructuring program, are designed to achieve, (c) the Company's expectation that capital expenditures will range from $65 million to $75 million in 2000, (d) the Company's expectation that its global restructuring program will be completed during 2000, and (e) the Company's expectation that it will reduce inventory by approximately $20 million and lower receivables in 2000; (ii) the statements in "--Outlook" concerning (a) the Company's expectation that its 2000 EBITDA will significantly exceed its 1999 EBITDA as well as each of the factors which the Company believes support such expectation, (b) the Company's expectations that it will achieve modest sales volume increases in its worldwide beverage markets and renewed growth in its folding carton markets, principally in North America, and (c) the Company's expectation regarding pricing improvements in the U.S. folding carton markets in 2000; (iii) the statements in "Financial Condition, Liquidity and Capital Resources" concerning (a) the Company's expectation that depreciation and amortization for 2000 will be approximately $140 million to $145 million,
(b) the Company's expectation that 2000 interest expense will be approximately $180 million including approximately $10 million of non-cash amortization of deferred debt issuance costs, (c) the Company's expectation that total capital spending for 2000 will range from $65 to $75 million, (d) the Company's expectations regarding a major improvement in its information systems and business processes under SAP, (e) the Company's belief that cash generated from operations, together with amounts available under available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs until the maturity of the Revolving Facility (assuming extension or refinancing of the Machinery Facility at its earlier maturity), (f) the Company's expectations with respect to capital spending that may be required to comply with the cluster rules and that, based on current knowledge, environmental costs are not expected to have a material impact on the results of operations, cash flows or financial condition of the Company, (g) the Company's belief and estimates in respect of certain Louisiana income tax matters relating to the Section 338(h)(10) election, including, without limitation, management's belief that additional tax and interest ultimately paid (if any) would be substantially less than the state's proposed assessment; and (iv) other statements as to management's or the Company's expectations and beliefs presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The important factors described elsewhere in this report (including, without limitation, those discussed in "-- Financial Condition, Liquidity and Capital Resources -- Liquidity and Capital Resources -- Environmental and Legal Matters" and "-- Tax Matter Relating to the Merger"), the Company's Report on Form 10-K for the year ended December 31, 1999, or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II,
Item 7A, "Quantitative and Qualitative Disclosure about Market Risk", in the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 1999. There have been no significant developments with respect to interest rates, derivatives or exposure to market risk during the first quarter of 2000.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

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


                                        RIVERWOOD HOLDING, INC.
                                        ---------------------------------------
                                        (Registrant)



Date:    May 12, 2000                   By:
                                                 /s/  Edward W. Stroetz Jr.
                                           ------------------------------------
                                                      Edward W. Stroetz Jr.
                                                      Secretary


Date:    May 12, 2000                   By:
                                                 /s/  Daniel J. Blount
                                           ------------------------------------
                                                      Daniel J. Blount
                                                      Senior Vice President and
                                                      Chief Financial Officer