Form 10-Q
period 2000-06-30
RIVERWOOD HOLDING INC
filed 2000-08-10
CIK 886239

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period_____________ from to_____________

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

Yes [X]  No [ ]

         At August 3, 2000 there were 7,063,180 shares and 500,000 shares of the registrant's Class A and Class B common stock, respectively, outstanding.

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

                             RIVERWOOD HOLDING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS OF DOLLARS)



                                                                    JUNE 30,         DECEMBER 31,
                                                                      2000               1999
                                                                  ------------       ------------
                                                                   (UNAUDITED)

ASSETS
Current Assets:
    Cash and equivalents                                          $     15,009       $     14,108
    Receivables, net of allowances                                     155,463            156,734
    Inventories                                                        167,824            173,610
    Prepaid expenses                                                    17,142             10,990
                                                                  ------------       ------------
Total Current Assets                                                   355,438            355,442

Property, Plant and Equipment, net of accumulated
   depreciation of $516,126 in 2000 and $455,339 in 1999             1,380,462          1,429,912
Investments in Net Assets of Equity Affiliates                         146,817            146,473
Goodwill, net of accumulated amortization of $33,779 in 2000
   and $29,805 in 1999                                                 284,143            288,117
Other Assets                                                           135,615            143,198
                                                                  ------------       ------------
Total Assets                                                      $  2,302,475       $  2,363,142
                                                                  ============       ============

LIABILITIES
Current Liabilities:
    Short-term debt                                               $     59,307       $     17,339
    Accounts payable and other accrued liabilities                     206,742            226,336
                                                                  ------------       ------------
Total Current Liabilities                                              266,049            243,675

Long-Term Debt, less current portion                                 1,684,450          1,730,898
Other Noncurrent Liabilities                                           100,961            101,719
                                                                  ------------       ------------

Total Liabilities                                                    2,051,460          2,076,292
                                                                  ------------       ------------

Contingencies and Commitments(Note 5)

Redeemable Common Stock, at current redemption value                     7,173              7,202
                                                                  ------------       ------------

SHAREHOLDERS' EQUITY
Nonredeemable Common Stock                                                  75                 75
Capital in Excess of Par Value                                         749,141            749,161
(Accumulated Deficit)                                                 (478,975)          (454,157)
Cumulative Currency Translation Adjustment                             (26,399)           (15,431)
                                                                  ------------       ------------
Total Shareholders' Equity                                             243,842            279,648
                                                                  ------------       ------------
Total Liabilities and Shareholders' Equity                        $  2,302,475       $  2,363,142
                                                                  ============       ============

See Notes to Condensed Consolidated Financial Statements.

                            RIVERWOOD HOLDING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                        ---------------------------       ---------------------------
                                                         June 30,         June 30,         June 30,         June 30,
                                                           2000             1999             2000             1999
                                                        ----------       ----------       ----------       ----------

Net Sales                                               $  304,522       $  299,497       $  574,751       $  555,364
Cost of Sales                                              231,589          233,417          443,517          441,176
Selling, General and Administrative                         29,348           29,219           59,716           57,106
Research, Development and Engineering                        1,003              900            2,100            1,986
Other (Income) Expense, net                                   (767)             707            1,973              971
                                                        ----------       ----------       ----------       ----------

Income from Operations                                      43,349           35,254           67,445           54,125
Interest Income                                                221              438              393              637
Interest Expense                                            46,735           45,023           92,505           88,179
                                                        ----------       ----------       ----------       ----------

(Loss) before Income Taxes and Equity in
   Net Earnings (Loss) of Affiliates                        (3,165)          (9,331)         (24,667)         (33,417)
Income Tax Expense                                           1,365              495            2,437              904
                                                        ----------       ----------       ----------       ----------

(Loss) before Equity in Net Earnings (Loss)
   of Affiliates                                            (4,530)          (9,826)         (27,104)         (34,321)
Equity in Net Earnings (Loss) of Affiliates                    875             (107)           2,286           (2,091)
                                                        ----------       ----------       ----------       ----------

Net (Loss)                                              $   (3,655)      $   (9,933)      $  (24,818)      $  (36,412)
                                                        ----------       ----------       ----------       ----------

Other comprehensive (Loss), net of tax:
   Foreign currency translation adjustments                 (5,168)          (3,885)         (10,968)          (4,838)
                                                        ----------       ----------       ----------       ----------

Comprehensive (Loss)                                    $   (8,823)      $  (13,818)      $  (35,786)      $  (41,250)
                                                        ==========       ==========       ==========       ==========

See Notes to Condensed Consolidated Financial Statements.

                            RIVERWOOD HOLDING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                        SIX MONTHS ENDED               SIX MONTHS ENDED
                                                                          JUNE 30, 2000                  JUNE 30, 1999
                                                                        ----------------               ----------------


CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)                                                                 $  (24,818)                    $  (36,412)
Noncash Items Included in Net (Loss):
     Depreciation and amortization                                             75,127                         70,679
     Deferred income taxes                                                     (1,682)                          (250)
     Pension, postemployment and postretirement benefits,
        net of benefits paid                                                    1,963                          1,949
     Net gain on disposal of assets                                              (745)                            --
     Equity in net (earnings) loss of affiliates, net of dividends               (185)                         2,976
     Amortization of deferred debt issuance costs                               5,115                          5,106
     Other, net                                                                    --                          2,832
(Increase) Decrease in Current Assets:
     Receivables                                                               (2,357)                       (24,708)
     Inventories                                                                3,451                        (15,624)
     Prepaid expenses                                                          (6,408)                            38
(Decrease) in Accounts payable and other accrued liabilities                  (16,442)                        (8,380)
(Decrease) in Other Noncurrent Liabilities                                        (70)                        (4,209)
                                                                           ----------                     ----------
Net Cash Provided by (Used in) Operating Activities                            32,949                         (6,003)
                                                                           ----------                     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property, Plant and Equipment                                    (27,972)                       (31,479)
Proceeds from Sale of Assets                                                    5,502                             --
(Increase) Decrease in Other Assets                                               761                         (4,984)
                                                                           ----------                     ----------
Net Cash (Used in) Investing Activities                                       (21,709)                       (36,463)
                                                                           ----------                     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (Decrease) Increase in Notes Payable                                       (3,731)                        50,600
Repurchases of Redeemable Common Stock, net                                       (49)                          (383)
Payments on Debt                                                               (2,654)                        (8,491)
                                                                           ----------                     ----------
Net Cash (Used in) Provided by Financing Activities                            (6,434)                        41,726
                                                                           ----------                     ----------
Effect of Exchange Rate Changes on Cash                                        (3,905)                        (1,252)
                                                                           ----------                     ----------
Net Increase (Decrease) in Cash and Equivalents                                   901                         (1,992)
Cash and Equivalents at Beginning of Period                                    14,108                         13,840
                                                                           ----------                     ----------
Cash and Equivalents at End of Period                                      $   15,009                     $   11,848
                                                                           ==========                     ==========

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

NOTE 3 - INVENTORIES

The major classes of inventories were as follows:


  (IN THOUSANDS OF DOLLARS)             JUNE 30, 2000      DECEMBER 31, 1999
  -------------------------             -------------      -----------------

  Finished goods                          $   77,936          $   80,054
  Work-in-process                             14,521              15,845
  Raw materials                               41,668              45,143
  Supplies                                    33,699              32,568
                                          ----------          ----------
  Total                                   $  167,824          $  173,610
                                          ==========          ==========


NOTE 4 - INVESTMENTS IN NET ASSETS OF EQUITY AFFILIATES

The Company has investments in affiliates that are accounted for using the equity method of accounting. The most significant investment is the Company's 50 percent investment in Igaras Papeis e Embalagens S.A. ("Igaras"). On July 24, 2000, the Company announced it has entered into a definitive agreement to sell its 50 percent investment in Igaras (see Note 9).

The following represents the summarized income statement information for Igaras, of which the Company recognizes 50 percent in its results of operations:

                                       THREE MONTHS ENDED                    SIX MONTHS ENDED
                                   --------------------------           --------------------------
                                   JUNE 30,          JUNE 30,           JUNE 30,          JUNE 30,
                                     2000              1999               2000              1999
                                   --------          --------           --------          --------
(IN THOUSANDS OF DOLLARS)
-------------------------

Net Sales                          $ 54,902          $ 48,163           $113,295          $ 90,458
Cost of Sales                        42,603            40,902             85,185            79,963
                                   --------          --------           --------          --------

Gross Profit                       $ 12,299          $  7,261           $ 28,110          $ 10,495
                                   ========          ========           ========          ========

Income from Operations             $  6,080          $  2,807           $ 16,680          $  1,459
                                   ========          ========           ========          ========

Net Income (Loss)                  $  1,397          $ (1,136)          $  3,789          $ (6,058)
                                   ========          ========           ========          ========

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

Under the Igaras joint venture agreement, Igaras is required to pay dividends equal to at least 25 percent of its net profits. During the first six months of 2000 and 1999, the Company received dividends from Igaras totaling $1.3 million and $0.8 million, respectively, net of taxes of $0.2 million and $0.1 million, respectively. During the first six months of 2000, the Company received dividends from a non-controlled affiliate other than Igaras totaling $0.5 million, net of taxes of $0.1 million.

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

In late 1995, the Louisiana Department of Environmental Quality ("DEQ") notified the Predecessor of potential liability for the remediation of hazardous substances at a wood treatment site in Shreveport, Louisiana that the Predecessor or its predecessors previously operated, and at a former oil refinery site in Caddo Parish, Louisiana which is on land that the Company currently owns. In response to these notices, the Company has provided additional information concerning these sites and has commenced its own evaluation of any claims and remediation liabilities for which it may be responsible. Subsequent to receipt in May 1996 of a Special Demand Letter from DEQ to remediate the site in Shreveport, the Company entered into an agreement with DEQ to perform a soil and groundwater investigation at the site. The Company completed this investigation work in 1999 and is in ongoing discussions with DEQ to develop an appropriate remediation plan and exit strategy. In September 1996, the Company received a Special Demand Letter from DEQ to remediate the site in Caddo Parish. The Company performed a waste inventory and treatability study at the site and subsequently met with DEQ in October 1999. On July 6, 2000, the Company and DEQ entered into a Settlement Agreement that describes in detail the remedial actions necessary for the Company to obtain full release of all future liability at this site. Currently, the Company is in ongoing discussions with potential vendors to perform the agreed upon remediation plan.

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

The Company is a plaintiff in several actions against Mead claiming infringement of the Company's patents for its packaging machines, as to which Mead has filed counterclaims asserting that the Company's patents are invalid. In the furthest advanced of these actions, on November 18, 1998, a federal court entered an order refusing to adopt a special master's recommended finding that the Company's patent in issue was invalid, and ruled that Mead had been unlawfully infringing the Company's patent. On February 16, 1999, Mead filed an appeal from that decision. An oral argument with regard to this appeal was held on February 9, 2000 before the Court of Appeals for the Federal Circuit. A decision of the court was issued on May 17, 2000 reversing the decision of the lower federal court and thereby reinstating the decision of the special master.

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

The State of Louisiana has completed its audit of the Company's tax return for the period ended March 27, 1996. On May 9, 2000, the Company received a Notice of Proposed Tax Due for this period in the amount of $47.6 million in tax and $27.8 million in statutory interest through June 4, 2000. The Company requested and received an extension to July 15, 2000 to respond to the Notice of Proposed Tax Due. On July 14, 2000, the Company filed a letter protesting the tax and interest due, and requested an informal conference with the Louisiana Department of Revenue. This action does not preclude the Company from paying the amount at issue in order to avoid the accrual of additional interest should the Company decide to pay and contest the matter before the Louisiana courts. There can be no assurance that the Company will ultimately prevail in this dispute. However, management believes that the additional tax and interest ultimately paid (if any) will be substantially less than the amounts listed on the Notice of Proposed Tax Due, although no assurance can be given in this regard. Since the law is unclear and the amounts involved are significant, it may be several years before this matter is resolved. For financial reporting purposes, any tax ultimately paid related to this matter would increase the goodwill recorded in connection with the Merger and any interest ultimately paid would be recorded as interest expense.

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

                                                                                  Other
                                                             Severance          Exit Costs           Total
                                                             ----------         ----------        ----------
(In thousands of dollars)
-------------------------

Balance at 12/31/98                                              21,205              3,537            24,742
Charges against accrual in 1999                                 (11,527)              (791)          (12,318)
                                                             ----------         ----------        ----------
Balance at 12/31/99                                          $    9,678         $    2,746        $   12,424
Charges against accrual in first six months of 2000              (2,652)              (142)           (2,794)
                                                             ----------         ----------        ----------
Balance at 6/30/00                                           $    7,026         $    2,604        $    9,630
                                                             ==========         ==========        ==========

As of June 30, 2000, the Company has reduced its European workforce related to the 1998 restructuring by approximately 240 employees.

In connection with and following the Merger, the Company decided to exit certain businesses and operating activities, including the sale or closure of the Company's last dedicated folding carton converting plant in the United States, located in Kankakee, Illinois, packaging machinery manufacturing plants in Marietta, Georgia and Koln, Germany, a beverage multiple packaging converting plant in Bakersfield, California and the trucking transportation operations in West Monroe, Louisiana, as well as the consolidation and realignment of certain operations in the United States, Australia and Europe. The cost of exiting these businesses and operating activities was approximately $38.6 million which was accrued during 1996 as a purchase accounting adjustment. The costs related principally to the severance of approximately 750 employees, relocation and other plant closure costs. During the first six months of 2000, $0.1 million was utilized and charged against the accrual primarily related to exit costs. At June 30, 2000, $1.1 million of this total was included in Other accrued liabilities on the Consolidated Balance Sheet and is expected to be paid out through 2000.

NOTE 7 - BUSINESS SEGMENT INFORMATION

Business segment information is as follows:

                                               THREE MONTHS ENDED                         SIX MONTHS ENDED
                                        -------------------------------           -------------------------------
                                         JUNE 30,             JUNE 30,             JUNE 30,             JUNE 30,
                                           2000                 1999                 2000                 1999
                                        ----------           ----------           ----------           ----------
(IN THOUSANDS OF DOLLARS)
-------------------------

NET SALES:
Coated Board                            $  278,936           $  276,149           $  517,328           $  510,681
Containerboard                              25,586               23,348               57,423               44,683
                                        ----------           ----------           ----------           ----------
                                        $  304,522           $  299,497           $  574,751           $  555,364
                                        ==========           ==========           ==========           ==========

INCOME (LOSS) FROM OPERATIONS:
Coated Board                            $   47,237           $   43,537           $   77,339           $   73,306
Containerboard                               1,551               (3,886)               1,879              (11,334)
Corporate                                   (5,439)              (4,397)             (11,773)              (7,847)
                                        ----------           ----------           ----------           ----------
                                        $   43,349           $   35,254           $   67,445           $   54,125
                                        ==========           ==========           ==========           ==========

EBITDA:
Coated Board                            $   80,074           $   75,472           $  141,776           $  135,265
Containerboard                               5,283                 (316)              10,565               (2,746)
Corporate                                     (432)              (1,641)              (3,380)              (3,315)
                                        ----------           ----------           ----------           ----------
                                        $   84,925           $   73,515           $  148,961           $  129,204
                                        ==========           ==========           ==========           ==========

NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS

In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS No. 138"). SFAS No. 138 establishes additional guidance for the way companies account for and report on derivative instruments and hedging activities. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities; Deferral of Effective Date of FASB Statement No. 133" ("SFAS No. 137"). SFAS No. 137 defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 137 now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes standards for the way companies account for and report on derivative instruments and hedging activities. The Company has not determined the impact that SFAS No. 133 and SFAS No. 138 will have on its financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company has not determined the impact that SAB 101 will have on its financial statements.

NOTE 9 - SUBSEQUENT EVENT

On July 24, 2000, the Company and its joint venture partner announced they have entered into a definitive agreement to sell their investment in Igaras, of which the Company owns 50 percent, for $510 million, including the assumption of $112 million of debt. The sale is contingent upon, among other things, completion of the spin-off of Igaras' multiple packaging business. There can be no assurance that all of these conditions will be met and that the transaction will be completed. The Company expects its share of the net proceeds to be approximately $190 million. The Company anticipates the transaction to be complete by the end of 2000. The Company and its joint venture partner will continue to operate a global beverage multiple packaging business in Brazil.

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

                                          THREE MONTHS ENDED                        SIX MONTHS ENDED
                                   -------------------------------           -------------------------------
                                    JUNE 30,             JUNE 30,             JUNE 30,             JUNE 30,
                                      2000                 1999                 2000                 1999
                                   ----------           ----------           ----------           ----------
(In thousands of dollars)
-------------------------

EBITDA (Segment Data):
   Coated Board                    $   80,074           $   75,472           $  141,776           $  135,265
   Containerboard                       5,283                 (316)              10,565               (2,746)
   Corporate                             (432)              (1,641)              (3,380)              (3,315)
                                   ----------           ----------           ----------           ----------
EBITDA                             $   84,925           $   73,515           $  148,961           $  129,204
                                   ==========           ==========           ==========           ==========

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

In the Containerboard business segment, conditions in the cyclical worldwide commodity paperboard markets have a substantial impact on the Company's Containerboard sales. During the second quarter of 2000, the Company took six days market related downtime on the first West Monroe Mill paperboard machine primarily due to a downturn in the medium markets. In July and through the beginning of August 2000, the Company took an additional 14 days of medium market related downtime. Additional downtime may be taken depending on the medium market through the remainder of the year. The Company is continuing to benefit from its multiple price increases for linerboard, corrugated medium, and kraft paper announced during 1999 and those announced during the six months ended June 30, 2000. Trends are expected to continue to be positive throughout the remainder of 2000.

The Company is pursuing a number of long-term initiatives designed to improve productivity and profitability while continuing to implement its Coated Board business strategy. The Company has undertaken a profit center reorganization of its operations, implemented a global restructuring program (see below), implemented a number of cost saving measures and effected several management changes. In addition, the Company is implementing a Total Quality Systems ("TQS") initiative at the Company's U.S. mills which uses statistical process control to help design and manage all types of activities including production and maintenance. The Company expects capital expenditures will range from $65 to $75 million in 2000 as the Company invests to improve its process capabilities, to invest in packaging machinery, and to comply with environmental cluster rules. The Company continues to evaluate its current operations and assets with a view to rationalizing its operations and improving profitability, in particular with respect to its international converting assets and strategy. As part of this effort, the Company initiated a $25.6 million global restructuring program in the fourth quarter of 1998 aimed at achieving annualized savings and cost avoidance of approximately $20 million when fully implemented. The global restructuring program is focused in the Company's European operations. To date, the Company has made significant progress in completing the restructuring activities and anticipates completing this program during 2000 (see "--Financial Condition, Liquidity and Capital Resources --Financing Sources and Cash Flows"). Finally, the Company is continuing to focus on reducing working capital and increasing liquidity by reducing inventory and lowering receivables.

Packaging machinery placements during the first six months of 2000 remained constant when compared to the first six months of 1999. The Company has been and will continue to be selective in future packaging machinery placements to ensure appropriate returns.

OUTLOOK

The Company expects that its 2000 full year EBITDA will significantly exceed its 1999 EBITDA, although no assurance can be given in this regard. The achievement of this expectation is dependent upon (among other things) a number of profit improvement initiatives, including increasing worldwide beverage sales volumes above 1999 levels, improving U.S. mill throughput, continued cost savings from other actions taken to date and continued selling price improvements for containerboard and folding carton products. In 2000, the Company expects that it will achieve slight sales volume increases in its worldwide beverage markets, and renewed growth in its domestic folding carton markets. The Company also expects price improvements in the U.S. folding carton markets in 2000 as a result of recent price increases announced for competing substrates and the $40 per ton price increase for its domestic open market grades of folding carton and beverage products effective May 1, 2000. The Company expects to realize this price increase during the second half of the year. The Company continues to be optimistic about containerboard prices. The Company does not expect to recover the North American beverage volume shortfall experienced in the second quarter of 2000.

RESULTS OF OPERATIONS

                                                    THREE MONTHS ENDED                              SIX MONTHS ENDED
                                         ----------------------------------------       ----------------------------------------
                                                       % INCREASE                                     % INCREASE
                                                       (DECREASE)                                     (DECREASE)
                                          JUNE 30,     FROM PRIOR       JUNE 30,         JUNE 30,     FROM PRIOR      JUNE 30,
                                            2000         PERIOD           1999             2000         PERIOD          1999
                                         ----------    ----------      ----------       ----------    ----------     ----------
(IN THOUSANDS OF DOLLARS)

Net Sales (Segment Data):
   Coated Board                          $  278,936         1.0%       $  276,149       $  517,328         1.3%       $  510,681
   Containerboard                            25,586         9.6            23,348           57,423        28.5            44,683
                                         ----------                    ----------       ----------                    ----------
Net Sales                                   304,522         1.7           299,497          574,751         3.5           555,364
Cost of Sales                               231,589        (0.8)          233,417          443,517         0.5           441,176
                                         ----------                    ----------       ----------                    ----------
Gross Profit                                 72,933        10.4            66,080          131,234        14.9           114,188
Selling, General and Administrative          29,348         0.4            29,219           59,716         4.6            57,106
Research, Development and
  Engineering                                 1,003        11.4               900            2,100         5.7             1,986
Other (Income) Expense, net                    (767)     (100.0)              707            1,973       103.2               971
                                         ----------                    ----------       ----------                    ----------
Income from Operations                   $   43,349        23.0        $   35,254       $   67,445        24.6        $   54,125
                                         ==========                    ==========       ==========                    ==========

Income (Loss) from Operations
 (Segment Data):
   Coated Board                          $   47,237         8.5%       $   43,537       $   77,339         5.5%       $   73,306
   Containerboard                             1,551         N/A            (3,886)           1,879         N/A           (11,334)
   Corporate                                 (5,439)      (23.7)           (4,397)         (11,773)      (50.0)           (7,847)
                                         ----------                    ----------       ----------                    ----------
Income from Operations                   $   43,349        23.0        $   35,254       $   67,445        24.6        $   54,125
                                         ==========                    ==========       ==========                    ==========

PAPERBOARD SHIPMENTS

The following represents shipments of Coated Board and Containerboard to outside customers. Shipments of Coated Board represent sales to customers of beverage carrierboard, folding cartonboard and WLC (other than from the Swedish Mill). Shipments from the Swedish Mill represent sales to customers of WLC produced at this mill. Shipments of Containerboard represent sales to customers of linerboard, corrugating medium kraft paper and various other items, principally off-specification coated board. Total shipments for the three and six months ended June 30, 2000 and 1999 were as follows:

                                THREE MONTHS ENDED               SIX MONTHS ENDED
                             ------------------------        ------------------------
                             JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,
                               2000            1999            2000            1999
                             --------        --------        --------        --------
(IN THOUSANDS OF TONS)
----------------------

Coated Board                   266.7           261.0           488.2           486.2
Swedish Mill                    36.8            34.3            74.0            66.2
Containerboard                  66.9            79.7           156.9           161.5
                              ------          ------          ------          ------
                               370.4           375.0           719.1           713.9
                              ======          ======          ======          ======


SECOND QUARTER 2000 COMPARED WITH SECOND QUARTER 1999

NET SALES

As a result of the factors described below, the Company's Net Sales in the second quarter of 2000 increased by $5.0 million, or 1.7 percent, compared with the second quarter of 1999. Net Sales in the Coated Board business segment increased by $2.8 million in the second quarter of 2000, or 1.0 percent, to $278.9 million from $276.1 million in the second quarter of 1999, due primarily to higher sales volume in international beverage markets due principally to continued market penetration and strong demand in Japan, higher sales volume in North American folding carton markets due principally to the result of the general market recovery as well as selected switching from competing substrates to the Company's substrate, and improved pricing in North American beverage markets. These increases were somewhat offset by lower North American beverage volumes due primarily to lower demand and lower international folding carton volumes due principally to the effect of exiting certain low margin business in the U.K. and that the folding carton markets in Europe are just beginning to recover. Net Sales in the Containerboard business segment increased by $2.3 million, or 9.6 percent, to $25.6 million in the second quarter of 2000 from $23.3 million in the second quarter of 1999, due principally to higher pricing, somewhat offset by lower sales volume primarily in the medium markets.

GROSS PROFIT

As a result of the factors discussed below, the Company's Gross Profit for the second quarter of 2000 increased by $6.8 million, or 10.4 percent, to $72.9 million from $66.1 million in the second quarter of 1999. The Company's gross profit margin increased to 23.9 percent in the second quarter of 2000 from 22.1 percent in the second quarter of 1999. Gross Profit in the Coated Board business segment increased by $2.2 million, or 3.2 percent, to $70.4 million in the second quarter of 2000 from $68.2 million in the second quarter of 1999, while its gross profit margin increased to 25.2 percent in the second quarter of 2000 from 24.7 percent in the second quarter of 1999. The increase in Coated Board Gross Profit is due directly to worldwide cost reductions and higher Net Sales. Gross Profit in the Containerboard business segment increased by $4.9 million to a gain of $2.5 million in the second quarter of 2000 from a loss of $2.4 million in the second quarter of 1999, while its gross profit margin increased to 9.6 percent in the second quarter of 2000 from (10.2) percent in the second quarter of 1999. The increase in Containerboard Gross Profit resulted principally from improved pricing.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, General and Administrative expenses remained relatively constant at $29.3 million in the second quarter of 2000 compared to the second quarter of 1999. As a percentage of Net Sales, Selling, General and Administrative expenses decreased from 9.8 percent in the second quarter of 1999 to 9.6 percent in the second quarter of 2000.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, Development and Engineering expenses of $1.0 million in the second quarter of 2000 remained relatively constant compared to the second quarter of 1999.

OTHER (INCOME) EXPENSE, NET

Other (Income) Expense, net, was $(0.8) million in the second quarter of 2000 and $0.7 million in the second quarter of 1999. This change was primarily due to non-recurring operating credits recorded in the second quarter of 2000.

INCOME (LOSS) FROM OPERATIONS

Primarily as a result of the factors discussed above, the Company's Income from Operations in the second quarter of 2000 increased by $8.0 million, or 23.0 percent, to $43.3 million from $35.3 million in the second quarter of 1999, while the Company's operating margin increased to 14.2 percent in the second quarter of 2000 from 11.8 percent in the second quarter of 1999. Income from Operations in the Coated Board business segment increased by $3.7 million, or
8.5 percent, to $47.2 million in the second quarter of 2000 from $43.5 million in the second quarter of 1999, while the operating margin increased to 16.9 percent in the second quarter of 2000 from 15.8 percent in the second quarter of 1999, primarily as a result of the factors described above. Income from Operations in the Containerboard business segment increased by $5.5 million to a gain of $1.6 million in the second quarter of 2000 from a (Loss) from Operations of $3.9 million in the second quarter of 1999, while the operating margin increased to 6.1 percent in the second quarter of 2000 from (16.6) percent in the second quarter of 1999 primarily as a result of the factors described above.

FLUCTUATIONS IN U.S. CURRENCY EXCHANGE RATES

The strengthening of the U.S. dollar currency exchange rates as compared to the Euro and related currencies did have a modest impact on Net Sales, Gross Profit, Income from Operations, and operating expenses during the second quarter of 2000. However, the impact was somewhat offset by the weakening of the U.S. Dollar against the Japanese Yen.

FIRST SIX MONTHS 2000 COMPARED WITH FIRST SIX MONTHS 1999

NET SALES

As a result of the factors described below, the Company's Net Sales in the first six months of 2000 increased by $19.4 million, or 3.5 percent, compared with the first six months of 1999. Net Sales in the Coated Board business segment increased by $6.6 million in the first six months of 2000, or 1.3 percent, to $517.3 million from $510.7 million in the first six months of 1999, due primarily to higher sales volume in international beverage markets due principally to continued market penetration and strong demand in Japan, higher sales volume in North American folding carton markets due principally to the result of the general market recovery as well as selected switching from competing substrates to the Company's substrate, and improved pricing in North American beverage markets. These increases were somewhat offset by lower North American beverage volumes due primarily to lower demand and lower international folding carton volumes due principally to the effect of exiting certain low margin business in the U.K. and that the folding carton markets in Europe are just beginning to recover. Net Sales in the Containerboard business segment increased $12.7 million, or 28.5 percent, to $57.4 million in the first six months of 2000 from $44.7 million in the first six months of 1999, due principally to higher pricing, somewhat offset by lower sales volume primarily in the medium markets.

GROSS PROFIT

As a result of the factors discussed below, the Company's Gross Profit for the first six months of 2000 increased by $17.0 million, or 14.9 percent, to $131.2 million from $114.2 million in the first six months of 1999. The Company's gross profit margin increased to 22.8 percent in the first six months of 2000 from
20.6 percent in the first six months of 1999. Gross Profit in the Coated Board business segment increased by $4.9 million, or 3.9 percent, to $127.7 million in the first six months of 2000 from $122.8 million in the first six months of 1999, while its gross profit margin increased to 24.7 percent in the first six months of 2000 from 24.1 percent in the first six months of 1999. The increase in Coated Board Gross Profit is due directly to worldwide cost reductions and higher Net Sales. Gross Profit in the Containerboard business segment increased by $12.0 million to a gain of $3.6 million in the first six months of 2000 from a loss of $8.4 million in the first six months of 1999, while its gross profit margin increased to 6.2 percent in the first six months of 2000 from (18.8) percent in the first six months of 1999. The increase in Containerboard Gross Profit resulted principally from improved pricing.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, General and Administrative expenses increased by $2.6 million, or 4.6 percent, to $59.7 million in the first six months of 2000 from $57.1 million in the first six months of 1999, due mainly to higher depreciation expense, higher stock option compensation expense, the TQS initiative, and consulting fees related to a project within the Company's folding carton business. As a percentage of Net Sales, Selling, General and Administrative expenses increased from 10.3 percent in the first six months of 1999 to 10.4 percent in the first six months of 2000.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, Development and Engineering expenses of $2.1 million in the first six months of 2000 remained relatively constant compared to the first six months of 1999.

OTHER (INCOME) EXPENSE, NET

Other (Income) Expense, net, was $2.0 million in the first six months of 2000 and $1.0 million in the first six months of 1999. This increase was primarily due to non-recurring credits recorded in the first six months of 1999 primarily related to utility recoveries somewhat offset by non-recurring operating credits recorded in the first six months of 2000.

INCOME (LOSS) FROM OPERATIONS

Primarily as a result of the factors discussed above, the Company's Income from Operations in the first six months of 2000 increased by $13.3 million, or 24.6 percent, to $67.4 million from $54.1 million in the first six months of 1999, while the Company's operating margin increased to 11.7 percent in the first six months of 2000 from 9.7 percent in the first six months of 1999. Income from Operations in the Coated Board business segment increased by $4.0 million, or
5.5 percent, to $77.3 million in the first six months of 2000 from $73.3 million in the first six months of 1999, while the operating margin increased to 14.9 percent in the first six months of 2000 from 14.4 percent in the first six months of 1999, primarily as a result of the factors described above. Income from Operations in the Containerboard business segment increased $13.2 million to a gain of $1.9 million in the first six months of 2000 from a (Loss) from Operations of $11.3 million in the first six months of 1999, while the operating margin increased to 3.3 percent in the first six months of 2000 from (25.4) percent in the first six months of 1999, primarily as a result of the factors described above.

FLUCTUATIONS IN U.S. CURRENCY EXCHANGE RATES

The strengthening of the U.S. dollar currency exchange rates as compared to the Euro and related currencies did have a modest impact on Net Sales, Gross Profit, Income from Operations, and operating expenses during the first six months of 2000. However, the impact was somewhat offset by the weakening of the U.S. Dollar against the Japanese Yen.

INTEREST INCOME, INTEREST EXPENSE, INCOME TAX EXPENSE, EQUITY IN NET EARNINGS
(LOSS) OF AFFILIATES

INTEREST INCOME

Interest Income decreased by $0.2 million to $0.4 million in the first six months of 2000 from $0.6 million in the first six months of 1999.

INTEREST EXPENSE

Interest Expense increased by $4.3 million to $92.5 million in the first six months of 2000 from $88.2 million in the first six months of 1999 due primarily to higher average interest rates but also impacted by higher average debt balances.

INCOME TAX EXPENSE

During the first six months of 2000, the Company recognized an income tax expense of $2.4 million on a (Loss) before Income Taxes and Equity in Net Earnings (Loss) of Affiliates of $24.7 million. During the first six months of 1999, the Company recognized an income tax expense of $0.9 million on a (Loss) before Income Taxes and Equity in Net Earnings (Loss) of Affiliates of $33.4 million. These expenses differed from the statutory federal income tax rate primarily because of valuation allowances established on net operating loss carryforward tax assets in the U.S. and certain international locations where the realization of such benefits is not more likely than not.

EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES

Equity in Net Earnings (Loss) of Affiliates is comprised primarily of the Company's equity in net earnings of Igaras, which is accounted for under the equity method of accounting. Equity in Net Earnings (Loss) of Affiliates increased $4.4 million to a gain of $2.3 million in the first six months of 2000 from a (Loss) of $2.1 million in the first six months of 1999 resulting from improved market conditions in Brazil.

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

During the first six months of 2000 and 1999, the Company received dividends from Igaras totaling $1.3 million and $0.8 million, respectively, net of taxes of $0.2 million and $0.1 million, respectively. During the first six months of 2000, the Company received dividends from a non-controlled affiliate other than Igaras totaling $0.5 million net of taxes of $0.1 million.

On July 24, 2000, the Company and its joint venture partner announced they have entered into a definitive agreement to sell their investment in Igaras, of which the Company owns 50 percent, for $510 million, including the assumption of $112 million of debt. The sale is contingent upon, among other things, completion of the spin-off of Igaras' multiple packaging business. There can be no assurance that all of these conditions will be met and that the transaction will be completed. The Company expects its share of the net proceeds to be approximately $190 million. The Company anticipates the transaction to be complete by the end of 2000. The Company and its joint venture partner will continue to operate a global beverage multiple packaging business in Brazil.

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

CASH FLOWS

Cash and equivalents increased by approximately $0.9 million in the first six months of 2000 primarily as a result of $32.9 million net cash provided by operating activities somewhat offset by $21.7 million net cash used in investing activities and $6.4 million net cash used in financing activities. Cash used in investing activities resulted primarily from purchases of property, plant and equipment. Cash used in financing activities resulted primarily from net debt reductions. Depreciation and amortization during the first six months of 2000 totaled approximately $75 million, and is expected to be approximately $145 million to $150 million for 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise primarily from debt service on the substantial indebtedness incurred in connection with the Merger and from the funding of its capital expenditures. As of June 30, 2000, the Company had outstanding approximately $1,726 million of long-term debt, consisting primarily of $650 million aggregate principal amount of the 1996 Notes, $250 million of the 1997 Notes, $635 million outstanding under the Term Loan Facility and additional amounts under the Revolving Facility, the Machinery Facility and other debt issues and facilities. During the first six months of 2000, the Company repaid approximately $2.7 million of debt. The Company had a net decrease in revolving credit facilities borrowings of approximately $3.7 million.

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

The loans under the Facilities bear interest at floating rates based upon the interest rate option elected by the Company. The Tranche A term loans, Tranche B term loans and Tranche C term loans under the term loan Facility bore interest as of June 30, 2000 at an average rate per annum of 9.6 percent. The Senior Notes, the 1997 Notes and the Senior Subordinated Notes bear interest at rates of 10 1/4 percent, 10 5/8 percent and 10 7/8 percent, respectively. Interest expense in 2000 is expected to be approximately $190 million, including approximately $10 million of non-cash amortization of deferred debt issuance costs. During the first six months of 2000, cash paid for interest was approximately $88 million.

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

The Company uses interest rate swap and cap agreements to fix or cap a portion of its variable rate Term Loan Facility to a fixed rate in order to reduce the impact of interest rate changes on future income. The difference to be paid or received under these agreements is recognized as an adjustment to interest expense related to that debt. At June 30, 2000, the Company had interest rate swap agreements with a notional amount of $200 million, under which the Company will pay fixed rates of 6.15 percent to 6.92 percent and receive three-month LIBOR.

COVENANT RESTRICTIONS

The Credit Agreements impose restrictions on the Company's ability to make capital expenditures and both the Credit Agreements and the indentures governing the 1996 Notes and the 1997 Notes limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, meet its capital spending program, provide for unanticipated capital investments or take advantage of business opportunities. The covenants contained in the Credit Agreements also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, repay the relevant 1996 Notes or the 1997 Notes, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with affiliates, and otherwise restrict corporate activities. The covenants contained in such indentures also impose restrictions on the operation of the Company's business. At June 30, 2000, the Company was in compliance with the financial covenants in the Credit Agreements.

CAPITAL EXPENDITURES

Capital spending for the first six months of 2000 was approximately $28.0 million, down 11.1 percent from $31.5 million in the first six months of 1999. Capital spending during the first six months of 2000 related primarily to increasing paper production efficiencies, increasing converting capacity and manufacturing packaging machinery. Total capital spending for 2000 is expected to be between $65 million and $75 million, and is expected to relate principally to improving the Company's process capabilities, the production of packaging machinery, and cluster rule compliance.

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

                                                                                  Other
                                                            Severance          Exit Costs            Total
                                                            ----------         ----------          --------
(In thousands of dollars)
-------------------------
Balance at 12/31/98                                             21,205             3,537             24,742
Charges against accrual in 1999                                (11,527)             (791)           (12,318)
                                                            ----------           -------           --------
Balance at 12/31/99                                         $    9,678           $ 2,746           $ 12,424
Charges against accrual in first six months of 2000             (2,652)             (142)            (2,794)
                                                            ----------           -------           --------
Balance at 6/30/00                                          $    7,026           $ 2,604           $  9,630
                                                            ==========           =======           ========

As of June 30, 2000, the Company has reduced its European workforce related to the 1998 restructuring by approximately 240 employees.

In connection with and following the Merger, the Company decided in 1996 to exit certain businesses and operating activities, including the sale or closure of the Company's last dedicated folding cartonboard converting plant in the United States, located in Kankakee, Illinois, packaging machinery manufacturing plants in Marietta, Georgia and Koln, Germany, a beverage multiple packaging converting plant in Bakersfield, California and the trucking transportation operations in West Monroe, Louisiana, as well as the consolidation and realignment of certain operations in the United States, Australia and Europe. The cost of exiting these businesses and operating activities was approximately $38.6 million which was accrued during 1996 as a purchase accounting adjustment. The costs related principally to the severance of approximately 750 employees, relocation and other plant closure costs. At June 30, 2000, $1.1 million of this total was accrued in Other accrued liabilities on the Consolidated Balance Sheets and is expected to be paid out through 2000.

At June 30, 2000, the Company and its U.S. and international subsidiaries had the following amounts of commitments, amounts outstanding and amounts available under revolving credit facilities:

                                     TOTAL AMOUNT           TOTAL AMOUNT           TOTAL AMOUNT
                                          OF               OUTSTANDING AT          AVAILABLE AT
                                      COMMITMENTS          JUNE 30, 2000          JUNE 30, 2000
                                     ------------          --------------         -------------
(IN THOUSANDS OF DOLLARS)
-------------------------

Revolving Facility                     $400,000               $169,400               $230,600
Machinery Facility                      140,000                 21,000                 21,000
International Facilities                 25,215                 17,540                  7,675
                                       --------               --------               --------
                                       $565,215               $207,940               $259,275
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

While the Company believes that Igaras has adequate liquidity, the Company shares control of Igaras with its joint venture partner (see "--Equity in Net Earnings (Loss) of Affiliates"). Future dividend payments from Igaras, if any, would be subject to restrictions in the joint venture agreement and would reflect only the Company's remaining interest of 50 percent. Under the Igaras joint venture agreement, Igaras is required to pay dividends equal to at least 25 percent of its net profits. Due to currency fluctuations, inflation and changes in political and economic conditions, earnings from Brazilian operations have been subject to significant volatility. There can be no assurance that such volatility will not recur in the future.

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

In late 1995, the Louisiana Department of Environmental Quality ("DEQ") notified the Predecessor of potential liability for the remediation of hazardous substances at a wood treatment site in Shreveport, Louisiana that the Predecessor or its predecessors previously operated, and at a former oil refinery site in Caddo Parish, Louisiana which is on land that the Company currently owns. In response to these notices, the Company has provided additional information concerning these sites and has commenced its own evaluation of any claims and remediation liabilities for which it may be responsible. Subsequent to receipt in May 1996 of a Special Demand Letter from DEQ to remediate the site in Shreveport, the Company entered into an agreement with DEQ to perform a soil and groundwater investigation at the site. The Company completed this investigation work in 1999 and is in ongoing discussions with DEQ to develop an appropriate remediation plan and exit strategy. In September 1996, the Company received a Special Demand Letter from DEQ to remediate the site in Caddo Parish. The Company performed a waste inventory and treatability study at the site and subsequently met with the DEQ in October 1999. On July 6, 2000, the Company and DEQ entered into a Settlement Agreement that describes in detail the remedial actions necessary for the Company to obtain full release of all future liability at this site. Currently, the Company is in ongoing discussions with potential vendors to perform the agreed upon remediation plan.

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

The Company is a plaintiff in several actions against Mead claiming infringement of the Company's patents for its packaging machines, as to which Mead has filed counterclaims asserting that the Company's patents are invalid. In the furthest advanced of these actions, on November 18, 1998, a federal court entered an order refusing to adopt a special master's recommended finding that the Company's patent in issue was invalid, and ruled that Mead had been unlawfully infringing the Company's patent. On February 16, 1999,

Mead filed an appeal from that decision. An oral argument with regard to this appeal was held on February 9, 2000 before the Court of Appeals for the Federal Circuit. A decision of the court was issued on May 17, 2000 reversing the decision of the lower federal court and thereby reinstating the decision of the special master.

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

The State of Louisiana has completed its audit of the Company's tax return for the period ended March 27, 1996. On May 9, 2000, the Company received a Notice of Proposed Tax Due for this period in the amount of $47.6 million in tax and $27.8 million in statutory interest through June 4, 2000. The Company requested and received an extension to July 15, 2000 to respond to the Notice of Proposed Tax Due. On July 14, 2000, the Company filed a letter protesting the tax and interest due, and requested an informal conference with the Louisiana Department of Revenue. This action does not preclude the Company from paying the amount at issue in order to avoid the accrual of additional interest should the Company decide to pay and contest the matter before the Louisiana courts. There can be no assurance that the Company will ultimately prevail in this dispute. However, management believes that the additional tax and interest ultimately paid (if any) will be substantially less than the amounts listed on the Notice of Proposed Tax Due, although no assurance can be given in this regard. Since the law is unclear and the amounts involved are significant, it may be several years before this matter is resolved. For financial reporting purposes, any tax ultimately paid related to this matter would increase the goodwill recorded in connection with the Merger and any interest ultimately paid would be recorded as interest expense.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in "-Business Trends and Initiatives" concerning (a) the Company's expectation that pricing trends for its containerboard products should continue to be positive, (b) the improvements which the Company's long-term initiatives, including, without limitation, its profit center reorganization and global restructuring program, are designed to achieve, (c) the Company's expectation that capital expenditures will range from $65 million to $75 million in 2000, (d) the Company's expectation that its global restructuring program will be completed during 2000, and (e) the Company's expectation that it will reduce inventory and lower receivables; (ii) the statements in "-Outlook" concerning (a) the Company's expectation that its 2000 EBITDA will significantly exceed its 1999 EBITDA as well as each of the factors which the Company believes support such expectation,
(b) the Company's expectations that it will achieve slight sales volume increases in its worldwide beverage markets and renewed growth in its domestic folding carton markets, (c) the Company's expectation regarding pricing improvements in the U.S. folding carton markets in 2000, (d) the Company's expectations regarding the realization of the $40 per ton price increase for its domestic open market grades of folding carton and beverage products during the second half of 2000, and (e) the Company's expectation that it does not expect to recover the North American beverage volume shortfall experienced in the second quarter of 2000; (iii) the statements in "Financial Condition, Liquidity and Capital Resources" concerning (a) the Company's expectation that depreciation and amortization for 2000 will be approximately $145 million to $150 million, (b) the Company's expectation that 2000 interest expense will be approximately $190 million including approximately $10 million of non-cash amortization of deferred debt issuance costs, (c) the Company's expectation that total capital spending for 2000 will range from $65 to $75 million, (d) the Company's expectations regarding a major improvement in its information systems and business processes under SAP, (e) the Company's belief that cash generated from operations, together with amounts available under available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs until the maturity of the Revolving Facility (assuming extension or refinancing of the Machinery Facility at its earlier maturity), (f) the Company's expectations with respect to capital spending that may be required to comply with the cluster rules and that, based on current knowledge, environmental costs are not expected to have a material impact on the results of operations, cash flows or financial condition of the Company, (g) the Company's belief and estimates in respect of certain Louisiana income tax matters relating to the Section 338(h)(10) election, including, without limitation, management's belief that additional tax and interest ultimately paid (if any) would be substantially less than the amounts listed on the Notice of Proposed Tax Due;
(iv) the statements in "-Equity in Net Earnings (Loss) of Affiliates" concerning
(a) Company's expectations that its share of the net proceeds from the sale of Igaras will be approximately $190 million and (b) the Company's expectation that the sale of its investment in Igaras to be complete by the end of 2000; and (v) other statements as to management's or the Company's expectations and beliefs presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

ACCOUNTING CHANGES

In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS No. 138"). SFAS No. 138 establishes additional guidance for the way companies account for and report on derivative instruments and hedging activities. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities; Deferral of Effective Date of FASB Statement No.133" ("SFAS No.137"). SFAS No. 137 defers for one year the effective date of FASB Statement No.133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 137 now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No.133 establishes standards for the way companies account for and report on derivative instruments and hedging activities. The Company has not determined the impact that SFAS No. 133 and SFAS No. 138 will have on its financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company has not determined the impact that SAB 101 will have on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II,
Item 7A, "Quantitative and Qualitative Disclosure about Market Risk", in the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 1999. There have been no significant developments with respect to derivatives or exposure to market risk during the first six months of 2000.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

Not applicable

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

Not applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 2, 2000, a Written Consent in Lieu of Annual Meeting was executed by the stockholders of Riverwood Holding, Inc. and the following items were approved by the stockholders:

         1. The following Directors were elected by the stockholders:

                 B. Charles Ames                        Hubbard C. Howe
                 G. Andrea Botta                        Stephen M. Humphrey
                 Kevin J. Conway                        Samuel M. Mencoff
                 Gianluigi Gabetti                      Brian J. Richmand
                 Leon J. Hendrix, Jr.                   Lawrence C. Tucker

         2. Appointment of Deloitte & Touche LLP as independent public accountants of the Company for the year 2000.

ITEM 5.           OTHER INFORMATION.

Not applicable

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

99 Reconciliation of Income (Loss) from Operations to EBITDA. Filed as an exhibit hereto.

27 Financial Data Schedule (for SEC use only)

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


                                           RIVERWOOD HOLDING, INC.

                                           ------------------------------------
                                           (Registrant)



Date: August 10, 2000                      By:
                                               /s/ Edward W. Stroetz Jr.
                                           ------------------------------------
                                                   Edward W. Stroetz Jr.
                                                   Secretary


Date: August 10, 2000                      By:
                                               /s/ Daniel J. Blount
                                           ------------------------------------
                                                   Daniel J. Blount
                                                   Senior Vice President and
                                                   Chief Financial Officer