Form 10-Q
period 2000-09-30
RIVERWOOD HOLDING INC
filed 2000-11-09
CIK 886239

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from                to
                                            ---------------    ---------------

                         Commission file number 1-11113

                             RIVERWOOD HOLDING, INC.
             (Exact name of registrant as specified in its charter)


        Delaware                                            58-2205241
-------------------------------------                   ------------------
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

Yes [X]     No [ ].

         At November 1, 2000 there were 7,063,180 shares and 500,000 shares of the registrant's Class A and Class B common stock, respectively, outstanding.

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

                             RIVERWOOD HOLDING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)


                                                                                           SEPTEMBER 30,       DECEMBER 31,
                                                                                               2000                1999
                                                                                           ------------        ------------
                                                                                            (UNAUDITED)
ASSETS
Current Assets:
    Cash and equivalents                                                                   $     19,883        $     14,108
    Receivables, net of allowances                                                              137,484             156,734
    Inventories                                                                                 168,508             173,610
    Prepaid expenses                                                                             14,951              10,990
                                                                                           ------------        ------------
Total Current Assets                                                                            340,826             355,442

Property, Plant and Equipment, net of accumulated
      depreciation of $543,745 in 2000 and $455,339 in 1999                                   1,354,825           1,429,912
Investments in Net Assets of Equity Affiliates                                                  147,340             146,473
Goodwill, net of accumulated amortization of $35,766 in 2000
      and $29,805 in 1999                                                                       282,156             288,117
Other Assets                                                                                    130,781             143,198
                                                                                           ------------        ------------
Total Assets                                                                               $  2,255,928        $  2,363,142
                                                                                           ============        ============

LIABILITIES
Current Liabilities:
    Short-term debt                                                                        $    140,336        $     17,339
    Accounts payable and other accrued liabilities                                              203,904             226,336
                                                                                           ------------        ------------
Total Current Liabilities                                                                       344,240             243,675

Long-Term Debt, less current portion                                                          1,575,544           1,730,898
Other Noncurrent Liabilities                                                                     99,705             101,719
                                                                                           ------------        ------------
Total Liabilities                                                                             2,019,489           2,076,292
                                                                                           ------------        ------------

Contingencies and Commitments (Note 5)

Redeemable Common Stock, at current redemption value                                              7,173               7,202
                                                                                           ------------        ------------

SHAREHOLDERS' EQUITY
Nonredeemable Common Stock                                                                           75                  75
Capital in Excess of Par Value                                                                  749,141             749,161
Accumulated Deficit                                                                            (488,272)           (454,157)
Cumulative Currency Translation Adjustment                                                      (31,678)            (15,431)
                                                                                           ------------        ------------
Total Shareholders' Equity                                                                      229,266             279,648
                                                                                           ------------        ------------
Total Liabilities and Shareholders' Equity                                                 $  2,255,928        $  2,363,142
                                                                                           ============        ============


See Notes to Condensed Consolidated Financial Statements.

                             RIVERWOOD HOLDING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                        ------------------------------          ------------------------------
                                                        SEPT. 30,            SEPT. 30,           SEPT. 30,           SEPT. 30,
                                                           2000                1999                2000                1999
                                                        ----------          ----------          ----------          ----------
Net Sales                                               $  278,501          $  268,694          $  853,252          $  824,058
Cost of Sales                                              212,354             211,217             655,871             652,393
Selling, General and Administrative                         23,620              25,935              83,336              83,041
Research, Development and Engineering                        1,467               1,028               3,567               3,014
Other Expense (Income), net                                  3,517              (1,219)              5,490                (248)
                                                        ----------          ----------          ----------          ----------

Income from Operations                                      37,543              31,733             104,988              85,858
Interest Income                                                210                 119                 603                 756
Interest Expense                                            47,045              45,313             139,550             133,492
                                                        ----------          ----------          ----------          ----------

Loss before Income Taxes and Equity in
   Net Earnings (Loss) of Affiliates                        (9,292)            (13,461)            (33,959)            (46,878)
Income Tax Expense                                           1,419                 770               3,856               1,674
                                                        ----------          ----------          ----------          ----------

Loss before Equity in Net Earnings (Loss)
   of Affiliates                                           (10,711)            (14,231)            (37,815)            (48,552)
Equity in Net Earnings (Loss) of Affiliates                  1,414                 518               3,700              (1,573)
                                                        ----------          ----------          ----------          ----------

Net (Loss)                                              $   (9,297)         $  (13,713)         $  (34,115)         $  (50,125)
                                                        ----------          ----------          ----------          ----------

Other comprehensive (Loss) Income, net of tax:
   Foreign currency translation adjustments                 (5,279)              2,314             (16,247)             (2,524)
                                                        ----------          ----------          ----------          ----------

Comprehensive (Loss)                                    $  (14,576)         $  (11,399)         $  (50,362)         $  (52,649)
                                                        ==========          ==========          ==========          ==========


See Notes to Condensed Consolidated Financial Statements.

                             RIVERWOOD HOLDING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                         NINE MONTHS ENDED          NINE MONTHS ENDED
                                                                        SEPTEMBER 30, 2000         SEPTEMBER 30, 1999
                                                                        ------------------         ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)                                                                  $  (34,115)                $  (50,125)
Noncash Items Included in Net Loss:
     Depreciation and amortization                                             113,045                    106,972
     Deferred income taxes                                                         179                       (656)
     Pension, postemployment and postretirement benefits,
        net of benefits paid                                                     3,140                      3,304
     Net gain on disposal of assets                                               (745)                        --
     Equity in net (earnings) loss of affiliates, net of dividends                (901)                     4,331
     Amortization of deferred debt issuance costs                                8,226                      7,688
     Other, net                                                                  1,495                      1,660
Decrease (Increase) in Current Assets:
     Receivables                                                                12,607                    (24,835)
     Inventories                                                                (1,130)                   (18,256)
     Prepaid expenses                                                           (4,429)                    (2,012)
Decrease in Accounts payable and other accrued liabilities                     (19,249)                    (9,490)
Decrease in Other Noncurrent Liabilities                                          (193)                   (11,311)
                                                                            ----------                 ----------
Net Cash Provided by Operating Activities                                       77,930                      7,270
                                                                            ----------                 ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property, Plant and Equipment                                     (41,428)                   (47,689)
Proceeds from Sale of Assets                                                     5,670                         --
Increase in Other Assets                                                        (1,450)                    (1,428)
                                                                            ----------                 ----------
Net Cash Used in Investing Activities                                          (37,208)                   (49,117)
                                                                            ----------                 ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (Decrease) Increase in Notes Payable                                       (28,417)                    51,600
(Repurchases) Issuance of Redeemable Common Stock, net                             (49)                       367
Payments on Debt                                                                (5,126)                   (13,283)
                                                                            ----------                 ----------
Net Cash (Used in) Provided by Financing Activities                            (33,592)                    38,684
                                                                            ----------                 ----------
Effect of Exchange Rate Changes on Cash                                         (1,355)                    (1,181)
                                                                            ----------                 ----------
Net Increase (Decrease) in Cash and Equivalents                                  5,775                     (4,344)
Cash and Equivalents at Beginning of Period                                     14,108                     13,840
                                                                            ----------                 ----------
Cash and Equivalents at End of Period                                       $   19,883                 $    9,496
                                                                            ==========                 ==========


See Notes to Condensed Consolidated Financial Statements.

                             RIVERWOOD HOLDING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements of the Company included herein have been prepared by the Company without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. The Condensed Consolidated Balance Sheet as of December 31, 1999 was derived from audited financial statements.

Holding and RIC Holding, Inc, a wholly-owned subsidiary, conducted no significant business and have no independent assets or operations other than in connection with the Merger and related transactions through March 27, 1996. Holding and RIC Holding, Inc. fully and unconditionally guarantees substantially all of the debt of Riverwood.

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

NOTE 3 - INVENTORIES

The major classes of inventories were as follows:

(IN THOUSANDS OF DOLLARS)                    SEPTEMBER 30, 2000       DECEMBER 31, 1999
-------------------------                    ------------------       -----------------
Finished goods                                    $ 81,334                $ 80,054
Work-in-process                                     11,996                  15,845
Raw materials                                       41,646                  45,143
Supplies                                            33,532                  32,568
                                                  --------                --------
Total                                             $168,508                $173,610
                                                  ========                ========

NOTE 4 - INVESTMENTS IN NET ASSETS OF EQUITY AFFILIATES

The Company has investments in affiliates that are accounted for using the equity method of accounting. As of September 30, 2000, the most significant investment was the Company's 50 percent investment in Igaras Papeis e Embalagens S.A. ("Igaras"). On July 1, 2000, Igaras spun off the multiple packaging portion of its business into a newly formed company, of which the Company owned 50 percent. On October 3, 2000, the Company announced the completion of the sale of its 50 percent investment in Igaras (see Note 9). On October 12, 2000, the Company purchased the remaining 50 percent of the newly formed company for $12.5 million.

The following represents the summarized income statement information for Igaras, of which the Company recognized 50 percent in its results of operations:

                                   THREE MONTHS ENDED                   NINE MONTHS ENDED
                               --------------------------         ----------------------------
                               SEPT. 30,        SEPT. 30,          SEPT. 30,         SEPT. 30,
                                  2000             1999              2000              1999
                               ---------        ---------         ----------        ----------
(IN THOUSANDS OF DOLLARS)

Net Sales                       $ 49,649         $ 52,055         $  162,944        $  142,513
Cost of Sales                     36,030           40,814            121,215           120,777
                                --------         --------         ----------        ----------

Gross Profit                    $ 13,619         $ 11,241         $   41,729        $   21,736
                                ========         ========         ==========        ==========

Income from Operations          $  6,002         $  5,070         $   22,682        $    6,529
                                ========         ========         ==========        ==========

Net Income (Loss)               $    864         $  1,055         $    4,653        $   (5,003)
                                ========         ========         ==========        ==========

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

Under the Igaras joint venture agreement, Igaras was required to pay dividends equal to at least 25 percent of its net profits. During the first nine months of 2000 and 1999, the Company received dividends from Igaras totaling $1.9 million and $1.4 million, respectively, net of taxes of $0.3 million and $0.3 million, respectively. During the first nine months of 2000, the Company received dividends from a non-controlled affiliate other than Igaras totaling $0.5 million, net of taxes of $0.1 million.

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

In late 1995, the Louisiana Department of Environmental Quality ("DEQ") notified the Predecessor of potential liability for the remediation of hazardous substances at a wood treatment site in Shreveport, Louisiana that the Predecessor or its predecessors previously operated, and at a former oil refinery site in Caddo Parish, Louisiana which is on land that the Company previously owned. In response to these notices, the Company has provided additional information concerning these sites and has commenced its own evaluation of any claims and remediation liabilities for which it may be responsible. Subsequent to receipt in May 1996 of a Special Demand Letter from DEQ to remediate the site in Shreveport, the Company entered into an agreement with DEQ to perform a soil and groundwater investigation at the site. The Company completed this investigation work in 1999 and is in ongoing discussions with DEQ to develop an appropriate remediation plan and exit strategy. In September 1996, the Company received a Special Demand Letter from DEQ to remediate the site in Caddo Parish. The Company performed a waste inventory and treatability study at the site and subsequently met with DEQ in October 1999. On July 6, 2000, the Company and DEQ entered into a Settlement Agreement that describes in detail the remedial actions necessary for the Company to obtain full release of all future liability at this site. The Company has contracted with a vendor to perform the remedial actions as outlined in the Settlement Agreement and the work is currently proceeding. The Company no longer owns the site since transferring the property to another entity on October 22, 2000. The Company anticipates the remedial actions outlined in the Settlement Agreement will be completed during the first quarter of 2001 and, at that time, expects to be relieved of any future liability.

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

NOTE 6 - RESTRUCTURING ACTIVITIES

In connection with the global restructuring program initiated in the fourth quarter of 1998, the Company is reducing its European workforce by approximately 300 employees and is implementing other initiatives designed to improve productivity and profitability across the global organization. The initial cost of this program, scheduled to be completed during the first six months of 2001, was approximately $25.6 million of which approximately $0.8 million was used in December 1998 and related to severance payments. The following table provides information that details payments on this restructuring plan since December 31, 1998:

                                                                                  Other
(In thousands of dollars)                                    Severance          Exit Costs          Total
-------------------------                                    ---------          ----------         --------
Balance at 12/31/98                                           $ 21,205           $  3,537          $ 24,742
Charges against accrual in 1999                                (11,527)              (791)          (12,318)
                                                              --------           --------          --------
Balance at 12/31/99                                           $  9,678           $  2,746          $ 12,424
Charges against accrual in first nine months of 2000            (4,349)              (826)           (5,175)
                                                              --------           --------          --------
Balance at 9/30/00                                            $  5,329           $  1,920          $  7,249
                                                              ========           ========          ========

As of September 30, 2000, the Company has reduced its European workforce related to the 1998 restructuring by approximately 240 employees.

In connection with and following the Merger, the Company decided to exit certain businesses and operating activities, including the sale or closure of the Company's last dedicated folding carton converting plant in the United States, located in Kankakee, Illinois, packaging machinery manufacturing plants in

Marietta, Georgia and Koln, Germany, a beverage multiple packaging converting plant in Bakersfield, California and the trucking transportation operations in West Monroe, Louisiana, as well as the consolidation and realignment of certain operations in the United States, Australia and Europe. The cost of exiting these businesses and operating activities was approximately $38.6 million which was accrued during 1996 as a purchase accounting adjustment. The costs related principally to the severance of approximately 750 employees, relocation and other plant closure costs. During the first nine months of 2000, $0.1 million was utilized and charged against the accrual primarily related to exit costs. At September 30, 2000, $1.1 million of this total was included in Other accrued liabilities on the Consolidated Balance Sheet.

NOTE 7 - BUSINESS SEGMENT INFORMATION

Business segment information is as follows:

                                              THREE MONTHS ENDED                       NINE MONTHS ENDED
                                        ------------------------------          ------------------------------
                                         SEPT. 30,           SEPT. 30,           SEPT. 30,           SEPT. 30,
(In thousands of dollars)                  2000                1999                2000                1999
-------------------------               ----------          ----------          ----------          ----------
NET SALES:
Coated Board                            $  250,607          $  245,005          $  767,935          $  755,686
Containerboard                              27,894              23,689              85,317              68,372
                                        ----------          ----------          ----------          ----------
                                        $  278,501          $  268,694          $  853,252          $  824,058
                                        ==========          ==========          ==========          ==========

INCOME (LOSS) FROM OPERATIONS:
Coated Board                            $   41,584          $   36,977          $  118,923          $  110,283
Containerboard                               1,495              (1,009)              3,374             (12,343)
Corporate                                   (5,536)             (4,235)            (17,309)            (12,082)
                                        ----------          ----------          ----------          ----------
                                        $   37,543          $   31,733          $  104,988          $   85,858
                                        ==========          ==========          ==========          ==========

EBITDA:
Coated Board                            $   76,618          $   67,048          $  218,394          $  202,313
Containerboard                               5,990               3,425              16,555                 679
Corporate                                   (2,032)                124              (5,412)             (3,191)
                                        ----------          ----------          ----------          ----------
                                        $   80,576          $   70,597          $  229,537          $  199,801
                                        ==========          ==========          ==========          ==========

NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS

In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS No. 138"). SFAS No. 138 establishes additional guidance for the way companies account for and report on derivative instruments and hedging activities. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities; Deferral of Effective Date of FASB Statement No. 133" ("SFAS No. 137"). SFAS No. 137 defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 137 now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes standards for the way companies account for and report on derivative instruments and hedging activities. Based on analysis to date, the Company expects the most significant impact of this standard will be the cumulative as well as ongoing mark-to-market adjustment through the income statement of the options used to hedge certain anticipated foreign currency transactions to the extent a portion of the mark-to market value of those options may be deemed ineffective in offsetting the change in value of the underlying hedged item. The foreign currency forward contracts used to hedge exposure associated with the foreign currency denominated receivables are presently being marked-to-market through the income statement and will continue to be marked-to-market through the income statement under SFAS No. 133 as amended by SFAS No. 138. The interest rate swap contracts used to effectively fix the LIBOR rate on a portion of the Company's variable rate borrowings are expected to remain 100% effective and therefore are expected to have no impact related to the change in the market value of these instruments on the Company's income statement. In summary, although the Company will be recognizing the fair value of these financial instruments on its balance sheet, the Company expects that the implementation of SFAS No. 133 as amended by SFAS No. 138 will not have a material impact on its income statement.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not anticipate that SAB 101 will have a material impact on its financial statements.

NOTE 9 - SUBSEQUENT EVENT

On July 1, 2000, Igaras spun off the multiple packaging portion of its business into a newly formed company, of which the Company owned 50 percent. On October 3, 2000, the Company, along with its joint venture partner, Cia Suzano de Papel e Celulose, completed the sale of the jointly-held subsidiary Igaras for approximately $510 million, including the assumption of $112 million of debt. The Company expects to recognize a gain between $65 million and $70 million, net of tax, in accordance with the sale. On October 12, 2000, the Company purchased the remaining 50 percent of the newly formed company for $12.5 million.

In connection with the sale of Igaras on October 3, 2000, the Company entered into Amendment No. 5 dated September 12, 2000, effective October 3, 2000, to its Credit Agreement. Pursuant to the amendment, the Company applied $120 million and $25 million of the sale proceeds to its 2001 and 2002 term loan maturities under its term loan facility, respectively; the Company will recognize a loss on the early extinguishment of debt of approximately $2.1 million in the fourth quarter of 2000. The Company applied the remaining portion of the proceeds (approximately $48 million) to the Company's $400 million revolving credit facility ("Revolving Facility"). In connection with Amendment No. 5, the
Company canceled its $140 million revolving credit facility ("Machinery Facility"). The effect of applying the proceeds to the Revolving Facility and canceling the Machinery Facility did not have a material impact to the Company's overall liquidity. This application of proceeds did not involve any reduction in the current aggregate Revolving Facility commitment of $400 million.

In connection with the sale of Igaras, certain financial and other covenants in the Credit Agreement were amended to reflect recent financial results and market and operating conditions, as well as the sale of Igaras and the prepayment of term loans and other borrowings. Covenant modifications specify, among other things, the following amended minimum EBITDA requirements for each four quarter period ended during the following test periods:

Test Period                                   EBITDA
----------------------------------------      ------------
December 31, 1999 - December 30, 2000         $265 million
December 31, 2000 - December 30, 2001         $290 million
December 31, 2001 - December 30, 2002         $300 million
December 31, 2002 - December 30, 2003         $315 million
Thereafter                                    $340 million

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In connection with the Merger, the Company entered into a credit agreement (as amended, the "Credit Agreement") that currently provides for senior secured credit facilities (the "Facilities") consisting of $633 million ($488 million after the effect of the Igaras sale) in outstanding term loans under a term loan facility (the "Term Loan Facility") and a $400 million revolving credit facility (the "Revolving Facility"). In addition, Riverwood International Machinery, Inc., a wholly-owned subsidiary of Riverwood, entered into a credit agreement providing for a $140 million secured revolving credit facility (the "Machinery Facility") for the purpose of financing or refinancing packaging machinery. In connection with the Merger, the Company also completed an offering of $250 million aggregate principal amount of 10 1/4% Senior Notes due 2006 (the "1996 Senior Notes") and $400 million aggregate principal amount of 10 7/8% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes" and together with the 1996 Senior Notes, the "1996 Notes"). On July 28, 1997, the Company completed an offering of $250 million principal amount of 10 5/8% Senior Notes due 2007 (the "Initial Notes"). The net proceeds of this offering were applied to prepay certain revolving credit borrowings under the Revolving Facility (without any commitment reduction) and to refinance certain Tranche A term loans and other borrowings under the Credit Agreement. A registration statement under the Securities Act of 1933, as amended, registering senior notes of the Company identical in all material respects to the Initial Notes (the "Exchange Notes") offered in exchange for the Initial Notes became effective October 1, 1997. On November 3, 1997, the Company completed its exchange offer of the Initial Notes for the Exchange Notes. The Initial Notes and the Exchange Notes are referred to herein as the 1997 Notes.

In connection with the sale of Igaras Papeis e Embalagens S.A. ("Igaras") on October 3, 2000, the Company entered into Amendment No. 5 dated September 12, 2000, effective October 3, 2000, to the Credit Agreement. Pursuant to the amendment, the Company applied $120 million and $25 million of the sale proceeds to its 2001 and 2002 term loan maturities under the Term Loan Facility, respectively; the Company will recognize a loss on the early extinguishment of debt of approximately $2.1 million in the fourth quarter of 2000. The Company applied the remaining portion of the proceeds (approximately $48 million) to the Revolving Facility (without any commitment reduction). In connection with Amendment No. 5, the Company canceled its Machinery Facility. The effect of applying the proceeds to the Revolving Facility and canceling the Machinery Facility did not have a material impact to the Company's overall liquidity. In addition, certain of the financial covenants included in the Credit Agreement were amended (see "Financial Condition, Liquidity and Capital Resources - Covenant Restrictions.")

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

                                        THREE MONTHS ENDED                    NINE MONTHS ENDED
                                  ----------------------------         ------------------------------
                                  SEPT. 30,          SEPT. 30,          SEPT. 30,           SEPT. 30,
                                     2000               1999              2000                1999
                                  ---------          ---------         ----------          ----------
(IN THOUSANDS OF DOLLARS)
EBITDA (Segment Data):
      Coated Board                 $ 76,618           $ 67,048         $  218,394          $  202,313
      Containerboard                  5,990              3,425             16,555                 679
      Corporate                      (2,032)               124             (5,412)             (3,191)
                                   --------           --------         ----------          ----------
EBITDA                             $ 80,576           $ 70,597         $  229,537          $  199,801
                                   ========           ========         ==========          ==========

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

In the Containerboard business segment, conditions in the cyclical worldwide commodity paperboard markets have a substantial impact on the Company's Containerboard sales. During the first nine months of 2000, the Company has taken 35 days or approximately 11,900 tons of medium and bag market related downtime at the U.S. mills that resulted in approximately $2.7 million of underabsorped fixed costs.

The Company expects to take an additional 23 days, or 9,500 tons, of downtime in the fourth quarter of 2000. The downtime results primarily from a number of factors, principally production above planned rates at the U.S. mills, slow recovery of soft drink demand and a weak containerboard market. As a result of the downtime in fourth quarter, the Company expects the impact on earnings at the U.S. mills to be approximately $2.0 million related to the underabsorption of fixed costs.

The Company is pursuing a number of long-term initiatives designed to improve productivity and profitability while continuing to implement its Coated Board business strategy. The Company has undertaken a profit center reorganization of its operations, implemented a global restructuring program (see below), implemented a number of cost saving measures and effected several management changes. The Company is continuing to implement a global Total Quality Systems ("TQS") initiative which uses statistical process control to help design and manage all types of activities including production and maintenance.

In addition, the Company recently established a management team in an effort to expand into the high-growth segments of the global consumer packaged goods sector. The Company will also offer a broad portfolio of new and enhanced products to generate additional growth in the global consumer packaged goods sector. Historically, the Company reported its Coated Board results in the beverage and folding carton markets in addition to the results from its Swedish Mill. As a result of the new strategy, the Company will report the results of the folding carton markets and results of the Swedish Mill under the title of consumer product packaging markets. The Company expects to see the benefits of the new global consumer packaged goods strategy beginning in the first quarter of 2001.

The Company expects capital expenditures will range from $65 million to $75 million in 2000 and $70 million to $80 million in 2001 as the Company invests to improve its process capabilities, to invest in packaging machinery, and to comply with environmental cluster rules. The Company continues to evaluate its current operations and assets with a view to rationalizing its operations and improving profitability, in particular with respect to its international converting assets and strategy. As part of this effort, the Company initiated a $25.6 million global restructuring program in the fourth quarter of 1998 aimed at achieving annualized savings and cost avoidance of approximately $20 million when fully implemented. The global restructuring program is focused in the Company's European operations. To date, the Company has made significant progress in completing the restructuring activities and anticipates completing this program during the first six months of 2001 (see "-- Financial Condition, Liquidity and Capital Resources -- Financing Sources and Cash Flows"). Finally, the Company is continuing to focus on reducing working capital and increasing liquidity by reducing inventory and lowering receivables.

Packaging machinery placements during the first nine months of 2000 increased approximately 13 percent when compared to the first nine months of 1999. The Company has been and will continue to be selective in future packaging machinery placements to ensure appropriate returns.

OUTLOOK

The Company expects that its 2000 full year EBITDA will significantly exceed its 1999 EBITDA, although no assurance can be given in this regard. The achievement of this expectation is dependent upon (among other things) a number of profit improvement initiatives, including increasing worldwide beverage and North American consumer product sales volumes above 1999 levels, improving U.S. mill throughput, continued cost savings from other actions taken to date and stable pricing for the Company's products. In 2000, the Company expects stable sales volumes in its worldwide beverage markets, and renewed growth in its domestic consumer product markets. The Company does not expect to recover the volume shortfall it suffered during the 2000 North American soft drink beverage season. The Company expects containerboard market prices to be stable through the end of 2000.

RESULTS OF OPERATIONS

                                                   THREE MONTHS ENDED                         NINE MONTHS ENDED
                                        ----------------------------------------    ---------------------------------------
                                                      % INCREASE                                 % INCREASE
                                                       (DECREASE)                                 (DECREASE)
                                          SEPT. 30,    FROM PRIOR    SEPT. 30,       SEPT. 30,    FROM PRIOR     SEPT. 30,
(IN THOUSANDS OF DOLLARS)                   2000         PERIOD        1999             2000        PERIOD         1999
                                        ------------  -----------   ------------    -----------  ------------   -----------
Net Sales (Segment Data):
   Coated Board                          $ 250,607        2.3%       $ 245,005       $ 767,935        1.6%       $ 755,686
   Containerboard                           27,894       17.8           23,689          85,317       24.8           68,372
                                         ---------                   ---------       ---------                   ---------
Net Sales                                  278,501        3.6          268,694         853,252        3.5          824,058
Cost of Sales                              212,354        0.5          211,217         655,871        0.5          652,393
                                         ---------                   ---------       ---------                   ---------
Gross Profit                                66,147       15.1           57,477         197,381       15.0          171,665
Selling, General and Administrative         23,620       (8.9)          25,935          83,336        0.4           83,041
Research, Development and
  Engineering                                1,467       42.7            1,028           3,567       18.3            3,014
Other Expense (Income), net                  3,517        N/A           (1,219)          5,490        N/A             (248)
                                         ---------                   ---------       ---------                   ---------
Income from Operations                   $  37,543       18.3        $  31,733       $ 104,988       22.3        $  85,858
                                         =========                   =========       =========                   =========

Income (Loss) from Operations
 (Segment Data):
   Coated Board                          $  41,584       12.5%       $  36,977       $ 118,923        7.8%       $ 110,283
   Containerboard                            1,495        N/A           (1,009)          3,374        N/A          (12,343)
   Corporate                                (5,536)     (30.7)          (4,235)        (17,309)     (43.3)         (12,082)
                                         ---------                   ---------       ---------                   ---------
Income from Operations                   $  37,543       18.3        $  31,733       $ 104,988       22.3        $  85,858
                                         =========                   =========       =========                   =========

PAPERBOARD SHIPMENTS

The following represents shipments of Coated Board and Containerboard to outside customers. Shipments of Coated Board represent sales to customers of beverage carrierboard, folding cartonboard and WLC (other than from the Swedish Mill). Shipments from the Swedish Mill represent sales to customers of WLC produced at this mill. Shipments of Containerboard represent sales to customers of linerboard, corrugating medium kraft paper and various other items, principally off-specification coated board. Total shipments for the three and nine months ended September 30, 2000 and 1999 were as follows:

                                            THREE MONTHS ENDED                  NINE MONTHS ENDED
                                      -----------------------------        --------------------------
                                        SEPT. 30,         SEPT. 30,         SEPT. 30,       SEPT. 30,
                                          2000              1999              2000            1999
                                      -----------       -----------        ----------      ----------
(IN THOUSANDS OF TONS)
Coated Board                             245.2              240.9             733.4           727.1
Swedish Mill                              37.8               32.3             111.8            98.5
Containerboard                            73.7               68.6             230.6           230.1
                                         -----            -------           -------         -------
                                         356.7              341.8           1,075.8         1,055.7
                                         =====            =======           =======         =======

THIRD QUARTER 2000 COMPARED WITH THIRD QUARTER 1999

NET SALES

As a result of the factors described below, the Company's Net Sales in the third quarter of 2000 increased by $9.8 million, or 3.6 percent, compared with the third quarter of 1999. Net Sales in the Coated Board business segment increased by $5.6 million in the third quarter of 2000, or 2.3 percent, to $250.6 million from $245.0 million in the third quarter of 1999, due primarily to higher sales volume in North American consumer product markets due principally to the result of the general market recovery as well as selected switching from competing substrates to the Company's substrate and slightly improved pricing in North American beverage markets. These increases were somewhat offset by lower worldwide beverage volumes and the negative impact of foreign currency exchange rates, primarily in Europe. Net Sales in the Containerboard business segment increased by $4.2 million, or 17.8 percent, to $27.9 million in the third quarter of 2000 from $23.7 million in the third quarter of 1999, due principally to higher pricing and higher linerboard sales volume, somewhat offset by lower medium sales volume.

GROSS PROFIT

As a result of the factors discussed below, the Company's Gross Profit for the third quarter of 2000 increased by $8.6 million, or 15.1 percent, to $66.1 million from $57.5 million in the third quarter of 1999. The Company's gross profit margin increased to 23.8 percent in the third quarter of 2000 from 21.4 percent in the third quarter of 1999. Gross Profit in the Coated Board business segment increased by $7.0 million, or 12.3 percent, to $64.3 million in the third quarter of 2000 from $57.3 million in the third quarter of 1999, while its gross profit margin increased to 25.7 percent in the third quarter of 2000 from
23.4 percent in the third quarter of 1999. The increase in Coated Board Gross Profit is due directly to worldwide cost reductions and higher Net Sales. Gross Profit in the Containerboard business segment increased by $1.6 million to $1.9 million in the third quarter of 2000 from $0.3 million in the third quarter of 1999, while its gross profit margin increased to 6.8 percent in the third quarter of 2000 from 1.4 percent in the third quarter of 1999. The increase in Containerboard Gross Profit resulted principally from improved pricing.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, General and Administrative expenses decreased $2.3 million, or 8.9 percent, to $23.6 million in the third quarter of 2000 from $25.9 million in the third quarter of 1999, due primarily to lower administrative expenses somewhat offset by higher depreciation expense and certain non-recurring operating credits recorded in the third quarter of 1999. As a percentage of Net Sales, Selling, General and Administrative expenses decreased from 9.6 percent in the third quarter of 1999 to 8.5 percent in the third quarter of 2000.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, Development and Engineering expenses increased $0.5 million, or 42.7 percent, to $1.5 million in the third quarter of 2000 from $1.0 million in the third quarter of 1999, due primarily to higher research and development investing relating to packaging machinery.

OTHER EXPENSE (INCOME), NET

Other Expense (Income), net, was $3.5 million in the third quarter of 2000 and $(1.2) million in the third quarter of 1999. This change was primarily due to losses on foreign currency transactions and non-recurring operating charges recorded in the third quarter of 2000.

INCOME (LOSS) FROM OPERATIONS

Primarily as a result of the factors discussed above, the Company's Income from Operations in the third quarter of 2000 increased by $5.8 million, or 18.3 percent, to $37.5 million from $31.7 million in the third quarter of 1999, while the Company's operating margin increased to 13.5 percent in the third quarter of 2000 from 11.8 percent in the third quarter of 1999. Income from Operations in the Coated Board business segment increased by $4.6 million, or 12.5 percent, to $41.6 million in the third quarter of 2000 from $37.0 million in the third quarter of 1999, while the operating margin increased to 16.6 percent in the third quarter of 2000 from 15.1 percent in the third quarter of 1999, primarily as a result of the factors described above. Income from Operations in the Containerboard business segment increased by $2.5 million to a gain of $1.5 million in the third quarter of 2000 from a (Loss) from Operations of $(1.0) million in the third quarter of 1999, while the operating margin increased to
5.4 percent in the third quarter of 2000 from (4.3) percent in the third quarter of 1999 primarily as a result of the factors described above.

FLUCTUATIONS IN U.S. CURRENCY EXCHANGE RATES

The strengthening of the U.S. dollar currency exchange rates as compared to the Euro and related currencies did have a modest impact on Net Sales, Gross Profit, Income from Operations, and operating expenses during the third quarter of 2000.

FIRST NINE MONTHS 2000 COMPARED WITH FIRST NINE MONTHS 1999

NET SALES

As a result of the factors described below, the Company's Net Sales in the first nine months of 2000 increased by $29.2 million, or 3.5 percent, compared with the first nine months of 1999. Net Sales in the Coated Board business segment increased by $12.2 million in the first nine months of 2000, or 1.6 percent, to $767.9 million from $755.7 million in the first nine months of 1999, due primarily to higher sales volume in international beverage markets due principally to continued market penetration and strong demand in Japan, higher sales volume in North American consumer product markets due principally to the result of the general market recovery as well as selected switching from competing substrates to the Company's substrate, and slightly improved pricing in North American beverage markets. These increases were somewhat offset by lower North American beverage volumes due primarily to lower soft drink demand and the negative impact of foreign currency exchange rates, primarily in Europe. Net Sales in the Containerboard business segment increased $16.9 million, or
24.8 percent, to $85.3 million in the first nine months of 2000 from $68.4 million in the first nine months of 1999, due principally to higher pricing, somewhat offset by lower sales volume primarily in the medium markets.

GROSS PROFIT

As a result of the factors discussed below, the Company's Gross Profit for the first nine months of 2000 increased by $25.7 million, or 15.0 percent, to $197.4 million from $171.7 million in the first nine months of 1999. The Company's gross profit margin increased to 23.1 percent in the first nine months of 2000 from 20.8 percent in the first nine months of 1999. Gross Profit in the Coated Board business segment increased by $11.9 million, or 6.6 percent, to $192.0 million in the first nine months of 2000 from $180.1 million in the first nine months of 1999, while its gross profit margin increased to 25.0 percent in the first nine months of 2000 from 23.8 percent in the first nine months of 1999. The increase in Coated Board Gross Profit is due directly to worldwide cost reductions and higher Net Sales. Gross Profit in the Containerboard business segment increased by $13.5 million to a gain of $5.4 million in the first nine months of 2000 from a loss of $8.1 million in the first nine months of 1999, while its gross profit margin increased to 6.4 percent in the first nine months of 2000 from (11.8) percent in the first nine months of 1999. The increase in Containerboard Gross Profit resulted principally from improved pricing.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, General and Administrative expense increased by $0.3 million, or 0.4 percent, to $83.3 million in the first nine months of 2000 from $83.0 million in the first nine months of 1999, due mainly to higher depreciation expense, higher stock option compensation expense, the TQS initiative, and consulting fees related to a project within the Company's folding carton business somewhat offset by lower administrative expenses. As a percentage of Net Sales, Selling, General and Administrative expenses decreased from 10.1 percent in the first nine months of 1999 to 9.7 percent in the first nine months of 2000.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, Development and Engineering expenses increased by $0.6 million, or
18.3 percent, to $3.6 million in the first nine months of 2000 from $3.0 million in the first nine months of 1999, due primarily to higher research and development investing relating to packaging machinery.

OTHER EXPENSE (INCOME), NET

Other Expense (Income), net, was $5.5 million in the first nine months of 2000 and $(0.2) million in the first nine months of 1999. This change was primarily due to non-recurring credits recorded in the first nine months of 1999 primarily related to utility recoveries and losses on foreign currency transactions recorded in the first nine months of 2000 somewhat offset by non-recurring operating credits recorded in the first nine months of 2000.

INCOME (LOSS) FROM OPERATIONS

Primarily as a result of the factors discussed above, the Company's Income from Operations in the first nine months of 2000 increased by $19.1 million, or 22.3 percent, to $105.0 million from $85.9 million in the first nine months of 1999, while the Company's operating margin increased to 12.3 percent in the first nine months of 2000 from 10.4 percent in the first nine months of 1999. Income from Operations in the Coated Board business segment increased by $8.6 million, or
7.8 percent, to $118.9 million in the first nine months of 2000 from $110.3 million in the first nine months of 1999, while the operating margin increased to 15.5 percent in the first nine months of 2000 from 14.6 percent in the first nine months of 1999, primarily as a result of the factors described above. Income from Operations in the Containerboard business segment increased $15.7 million to a gain of $3.4 million in the first nine months of 2000 from a (Loss) from Operations of $(12.3) million in the first nine months of 1999, while the operating margin increased to 4.0 percent in the first nine months of 2000 from (18.1) percent in the first nine months of 1999, primarily as a result of the factors described above.

FLUCTUATIONS IN U.S. CURRENCY EXCHANGE RATES

The strengthening of the U.S. dollar currency exchange rates as compared to the Euro and related currencies did have a modest impact on Net Sales, Gross Profit, Income from Operations, and operating expenses during the first nine months of 2000. However, the impact was somewhat offset by the weakening of the U.S. Dollar against the Japanese Yen.

INTEREST INCOME, INTEREST EXPENSE, INCOME TAX EXPENSE, EQUITY IN NET EARNINGS
(LOSS) OF AFFILIATES

INTEREST INCOME

Interest Income decreased by $0.2 million to $0.6 million in the first nine months of 2000 from $0.8 million in the first nine months of 1999.

INTEREST EXPENSE

Interest Expense increased by $6.1 million to $139.6 million in the first nine months of 2000 from $133.5 million in the first nine months of 1999 due primarily to higher average interest rates but also impacted by higher average debt balances.

INCOME TAX EXPENSE

During the first nine months of 2000, the Company recognized an income tax expense of $3.9 million on a (Loss) before Income Taxes and Equity in Net Earnings (Loss) of Affiliates of $(34.0) million. During the first nine months of 1999, the Company recognized an income tax expense of $1.7 million on a
(Loss) before Income Taxes and Equity in Net Earnings (Loss) of Affiliates of $(46.9) million. These expenses differed from the statutory federal income tax rate primarily because of valuation allowances established on net operating loss carryforward tax assets in the U.S. and certain international locations where the realization of such benefits is not more likely than not.

EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES

Equity in Net Earnings (Loss) of Affiliates is comprised primarily of the Company's equity in net earnings of Igaras, which was accounted for under the equity method of accounting. Equity in Net Earnings (Loss) of Affiliates increased $5.3 million to $3.7 million in the first nine months of 2000 from $(1.6) million in the first nine months of 1999 resulting from improved market conditions in Brazil.

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

During the first nine months of 2000 and 1999, the Company received dividends from Igaras totaling $1.9 million and $1.4 million, respectively, net of taxes of $0.3 million and $0.3 million, respectively. During the first nine months of 2000, the Company received dividends from a non-controlled affiliate other than Igaras totaling $0.5 million net of taxes of $0.1 million.

During the third quarter of 1999, the Company sold an investment other than Igaras, resulting in a receipt of a final dividend of $0.8 million. No significant gain or loss was recognized in accordance with the sale.

On October 3, 2000, the Company completed the sale of the jointly-held subsidiary Igaras for approximately $510 million, including the assumption of $112 million of debt (see "Overview"). The Company expects to recognize a gain between $65 million and $70 million, net of tax, in accordance with the sale.

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

CASH FLOWS

Cash and equivalents increased by approximately $5.8 million in the first nine months of 2000 primarily as a result of $77.9 million net cash provided by operating activities somewhat offset by $37.2 million net cash used in investing activities and $33.6 million net cash used in financing activities. Cash used in investing activities resulted primarily from purchases of property, plant and equipment. Cash used in financing activities resulted primarily from net debt reductions. Depreciation and amortization during the first nine months of 2000 totaled approximately $113 million, and is expected to be approximately $145 million to $150 million for 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise primarily from debt service on the substantial indebtedness incurred in connection with the Merger and from the funding of its capital expenditures. As of September 30, 2000, the Company had outstanding approximately $1,696 million of long-term debt, consisting primarily of $650 million aggregate principal amount of the 1996 Notes, $250 million of the 1997 Notes, $633 million outstanding under the Term Loan Facility and additional amounts under the Revolving Facility and other debt issues and facilities. During the first nine months of 2000, the Company repaid approximately $5.1 million of debt. The Company had a net decrease in revolving credit facilities borrowings of approximately $28.4 million.

After giving effect to the Igaras sale (see "Overview"), as of September 30, 2000, the Company had outstanding approximately $1,503 million of long-term debt, consisting primarily of $650 million aggregate principal amount of the 1996 Notes, $250 million of the 1997 Notes, $488 million outstanding under the Term Loan Facility and additional amounts under the Revolving Facility and other debt issues and facilities.

DEBT SERVICE

Principal and interest payments under the Term Loan Facility and the Revolving Facility, together with interest payments on the 1997 Notes and 1996 Notes, represent significant liquidity requirements for the Company. The Company applied $105.0 million of the proceeds from the 1997 Notes in July 1997 to refinance a portion of the Tranche A term loans under the Term Loan Facility, $50 million of the proceeds of the 1997 Notes to refinance the Tranche D term loan under the Senior Secured Credit Agreement, and the remaining proceeds from the 1997 Notes to prepay outstanding revolving credit borrowings under the Revolving Facility. Scheduled term loan principal payments under the Term Loan Facility were reduced to reflect this application of proceeds. This application of proceeds did not involve any reduction in the current aggregate Revolving Facility commitment of $400 million. Annual term loan amortization requirements under the Term Loan Facility, after giving effect to the refinancing of the Term Loan Facility from a portion of the proceeds of the 1997 Notes, will be approximately $120 million (nil after the effect of the Igaras sale), $173 million ($148 million after the effect of the Igaras sale), $184 million and $156 million for each of the years 2001 through 2004, respectively. In connection with the sale of Igaras, the Company applied $120 million and $25 million of the sale proceeds to its 2001 and 2002 term loan maturities, respectively (see "Overview").

The loans under the Facilities bear interest at floating rates based upon the interest rate option elected by the Company. The Tranche A term loans, Tranche B term loans and Tranche C term loans under the Term Loan Facility bore interest as of September 30, 2000 at an average rate per annum of 9.6 percent.

The Senior Notes, the 1997 Notes and the Senior Subordinated Notes bear interest at rates of 10 1/4 percent, 10 5/8 percent and 10 7/8 percent, respectively. Interest expense in 2000 is expected to be approximately $185 million, including approximately $10 million of non-cash amortization of deferred debt issuance costs. The Company will recognize approximately a $2.1 million loss on early extinguishment of debt in conjunction with the application of the proceeds from the Igaras sale (see "Overview"). During the first nine months of 2000, cash paid for interest was approximately $122 million.

The Revolving Facility will mature in March 2003 with all amounts then outstanding becoming due. The Company expects that its working capital and business needs will require it to continue to have access to this or a similar revolving credit facility after the maturity date, and that the Company accordingly will have to extend, renew, replace or otherwise refinance such facility at or prior to such date. No assurance can be given that it will be able to do so.

The Company uses interest rate swap and cap agreements to fix or cap a portion of its variable rate Term Loan Facility to a fixed rate in order to reduce the impact of interest rate changes on future income. The difference to be paid or received under these agreements is recognized as an adjustment to interest expense related to that debt. At September 30, 2000, the Company had interest rate swap agreements with a notional amount of $200 million, under which the Company will pay fixed rates of 6.15 percent to 6.92 percent and receive three-month LIBOR.

COVENANT RESTRICTIONS

The Credit Agreement imposes restrictions on the Company's ability to make capital expenditures and both the Credit Agreement and the indentures governing the 1996 Notes and the 1997 Notes limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, meet its capital spending program, provide for unanticipated capital investments or take advantage of business opportunities. The covenants contained in the Credit Agreement also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, repay the relevant 1996 Notes or the 1997 Notes, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with affiliates, and otherwise restrict corporate activities. The covenants contained in such indentures also impose restrictions on the operation of the Company's business. At September 30, 2000, the Company was in compliance with the financial covenants in the Credit Agreement.

In connection with the sale of Igaras (see "Overview"), certain financial and other covenants in the Credit Agreement were amended to reflect recent financial results and market and operating conditions, as well as the sale of Igaras and the prepayment of term loans and other borrowings. Covenant modifications specify, among other things, the following amended minimum EBITDA requirements for each four quarter period ended during the following test periods:

Test Period                                   EBITDA
----------------------------------------      ------------
December 31, 1999 - December 30, 2000         $265 million
December 31, 2000 - December 30, 2001         $290 million
December 31, 2001 - December 30, 2002         $300 million
December 31, 2002 - December 30, 2003         $315 million
Thereafter                                    $340 million

CAPITAL EXPENDITURES

Capital spending for the first nine months of 2000 was approximately $41.4 million, down 13.1 percent from $47.7 million in the first nine months of 1999. Capital spending during the first nine months of 2000 related primarily to increasing paper production efficiencies, increasing converting capacity and manufacturing packaging machinery. The Company expects total capital spending will range from $65 million to $75 million in 2000 and will range from $70 million to $80 million in 2001, and is expected to relate principally to improving the Company's process capabilities, the production of packaging machinery, and cluster rule compliance.

FINANCING SOURCES AND CASH FLOWS

In connection with the global restructuring program initiated in the fourth quarter of 1998, the Company is reducing its European workforce by approximately 300 employees and is implementing other initiatives designed to improve productivity and profitability across the global organization. The initial cost of this program, scheduled to be completed during the first six months of 2001, was approximately $25.6 million of which approximately $0.8 million was used in December 1998 and related to severance payments. The following table provides information that details payments on this restructuring plan since December 31, 1998:

                                                                           Other
(In thousands of dollars)                                 Severance     Exit Costs       Total
-------------------------
                                                         ----------    -----------     ---------
Balance at 12/31/98                                       $ 21,205       $ 3,537       $ 24,742
Charges against accrual in 1999                            (11,527)         (791)       (12,318)
                                                          --------       -------       --------
Balance at 12/31/99                                       $  9,678       $ 2,746       $ 12,424
Charges against accrual in first nine months of 2000        (4,349)         (826)        (5,175)
                                                          --------       -------       --------
Balance at 9/30/00                                        $  5,329       $ 1,920       $  7,249
                                                          ========       =======       ========

As of September 30, 2000, the Company has reduced its European workforce related to the 1998 restructuring by approximately 240 employees.

In connection with and following the Merger, the Company decided in 1996 to exit certain businesses and operating activities, including the sale or closure of the Company's last dedicated folding cartonboard converting plant in the United States, located in Kankakee, Illinois, packaging machinery manufacturing plants in Marietta, Georgia and Koln, Germany, a beverage multiple packaging converting plant in Bakersfield, California and the trucking transportation operations in West Monroe, Louisiana, as well as the consolidation and realignment of certain operations in the United States, Australia and Europe. The cost of exiting these businesses and operating activities was approximately $38.6 million which was accrued during 1996 as a purchase accounting adjustment. The costs related principally to the severance of approximately 750 employees, relocation and other plant closure costs. During the first nine months of 2000, $0.1 million was utilized and charged against the accrual primarily related to exit costs. At September 30, 2000, $1.1 million of this total was accrued in Other accrued liabilities on the Consolidated Balance Sheet.

At September 30, 2000, the Company and its U.S. and international subsidiaries had the following amounts of commitments, amounts outstanding and amounts available under revolving credit facilities:


                                          TOTAL AMOUNT    TOTAL AMOUNT
                            TOTAL AMOUNT OUTSTANDING AT   AVAILABLE AT
                                OF        SEPTEMBER 30,   SEPTEMBER 30,
                            COMMITMENTS       2000            2000
                           ------------- --------------  -------------
(IN THOUSANDS OF DOLLARS)
-------------------------
Revolving Facility            $400,000      $163,000        $237,000
Machinery Facility             140,000            --          42,000
International Facilities        27,873        19,535           8,338
                              --------      --------        --------
                              $567,873      $182,535        $287,338
                              ========      ========        ========

In connection with the sale of Igaras (see "Overview"), the Company applied the remaining portion of the proceeds (approximately $48 million) to the Revolving Facility. In connection with Amendment No. 5 to the Credit Agreement, the Company canceled the Machinery Facility.

Had the sale of Igaras occurred on September 30, 2000, the following amounts of commitments, amounts outstanding and amounts available under revolving credit facilities would have been:

                                   Total Amount
                                       of         Total Amount   Total Amount
                                   Commitments    Outstanding      Available
                                   ------------   ------------   ------------
(in thousands of dollars)
-------------------------
Revolving Facility                   $400,000       $115,000      $285,000
International Facilities               27,873         19,535         8,338
                                     --------       --------      --------
                                     $427,873       $134,535      $293,338
                                     ========       ========      ========

The effect of applying the proceeds to the Revolving Facility and canceling the

Machinery Facility did not have a material impact to the Company's overall liquidity and did not involve any reduction in the current aggregate Revolving Facility commitment of $400 million. Undrawn Revolving Facility availability is expected to be used to meet future working capital and other business needs of the Company. The Company anticipates pursuing additional working capital financing for its foreign operations as necessary.

The Company believes that cash generated from operations, together with amounts available under its Revolving Facility and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs until the maturity of the Revolving Facility, although no assurance can be given in this regard. The Company's future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see "--Covenant Restrictions"), will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control and will be substantially dependent on the selling prices for the Company's products and the Company's ability to successfully implement its overall business and profitability strategies.

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

In late 1995, the Louisiana Department of Environmental Quality ("DEQ") notified the Predecessor of potential liability for the remediation of hazardous substances at a wood treatment site in Shreveport, Louisiana that the Predecessor or its predecessors previously operated, and at a former oil refinery site in Caddo Parish, Louisiana which is on land that the Company previously owned. In response to these notices, the Company has provided additional information concerning these sites and has commenced its own evaluation of any claims and remediation liabilities for which it may be responsible. Subsequent to receipt in May 1996 of a Special Demand Letter from DEQ to remediate the site in Shreveport, the Company entered into an agreement with DEQ to perform a soil and groundwater investigation at the site. The Company completed this investigation work in 1999 and is in ongoing discussions with DEQ to develop an appropriate remediation plan and exit strategy. In September 1996, the Company received a Special Demand Letter from DEQ to remediate the site in Caddo Parish. The Company performed a waste inventory and treatability study at the site and subsequently met with the DEQ in October 1999. On July 6, 2000, the Company and DEQ entered into a Settlement Agreement that describes in detail the remedial actions necessary for the Company to obtain full release of all future liability at this site. The Company has contracted with a vendor to perform the remedial actions as outlined in the Settlement Agreement and the work is currently proceeding. The Company no longer owns the site since transferring the property to another entity on October 22, 2000. The Company anticipates the remedial actions outlined in the Settlement Agreement will be completed during the first quarter of 2001 and expects, at that time, to be relieved of any future liability.

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

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in "-Business Trends and Initiatives" concerning (a) the Company's expectation regarding downtime in the fourth quarter of 2000, (b) the improvements which the Company's long-term initiatives, including, without limitation, its profit center reorganization and global restructuring program, are designed to achieve, (c) the Company's expectation regarding the realization of the benefits of the new global consumer packaged goods strategy beginning in the first quarter of 2001,
(d) the Company's expectation that capital expenditures will range from $65 million to $75 million in 2000 and $70 million to $80 million in 2001, (e) the Company's expectation that its global restructuring program will be completed during the first six months of 2001, and (f) the Company's expectation that it will reduce inventory and lower receivables; (ii) the statements in "-Outlook" concerning (a) the Company's expectation that its 2000 EBITDA will significantly exceed its 1999 EBITDA as well as each of the factors which the Company believes support such expectation, (b) the Company's expectations regarding stable sales volumes in its worldwide beverage markets and renewed growth in its domestic consumer product markets, (c) the Company's expectation that it will recover the volume shortfall it suffered during the 2000 North American soft drink beverage season, and (d) the Company's expectation that containerboard market prices will be stable through the end of 2000; (iii) the statements in "Financial Condition, Liquidity and Capital Resources" concerning (a) the Company's expectation that depreciation and amortization for 2000 will be approximately $145 million to $150 million, (b) the Company's expectation that 2000 interest expense will be approximately $185 million including approximately $10 million of non-cash amortization of deferred debt issuance costs, (c) the Company's expectation that total capital spending for 2000 will range from $65 million to $75 million and $70 million to $80 million in 2001, (d) the Company's belief that cash generated from operations, together with amounts available under available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs until the maturity of the Revolving Facility, (e) the Company's expectations with respect to capital spending that may be required to comply with the cluster rules and that, based on current knowledge, environmental costs are not expected to have a material impact on the results of operations, cash flows or financial condition of the Company, (f) the Company's belief and estimates in respect of certain Louisiana income tax matters relating to the Section 338(h)(10) election, including, without limitation, management's belief that additional tax and interest ultimately paid (if any) would be substantially less than the amounts listed on the Notice of Proposed Tax Due;
(iv) the statements in "-Equity in Net Earnings (Loss) of Affiliates" concerning the Company's expectation regarding the expected gain on the sale of Igaras to be between $65 million and $70 million, net of tax and (v) other statements as to management's or the Company's expectations and beliefs presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

ACCOUNTING CHANGES

In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS No. 138"). SFAS No. 138 establishes additional guidance for the way companies account for and report on derivative instruments and hedging activities. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities; Deferral of Effective Date of FASB Statement No. 133" ("SFAS No. 137"). SFAS No. 137 defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 137 now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes standards for the way companies account for and report on derivative instruments and hedging activities. Based on analysis to date, the Company expects the most significant impact of this standard will be the cumulative as well as ongoing mark-to-market adjustment through the income statement of the options used to hedge certain anticipated foreign currency transactions to the extent a portion of the mark-to-market value of those options may be deemed ineffective in offsetting the change in value of the underlying hedged item. The foreign currency forward contracts used to hedge exposure associated with the foreign currency denominated receivables are presently being marked-to-market through the income statement and will continue to be marked-to-market through the income statement under SFAS No. 133 as amended by SFAS No. 138. The interest rate swap contracts used to effectively fix the LIBOR rate on a portion of the Company's variable rate borrowings are expected to remain 100% effective and therefore are expected to have no impact related to the change in the market value of these instruments on the Company's income statement. In summary, although the Company will be recognizing the fair value of these financial instruments on its balance sheet, the Company expects that the implementation of SFAS No. 133 as amended by SFAS No. 138 will not have a material impact on its income statement.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not anticipate that SAB 101 will have a material impact on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II,
Item 7A, "Quantitative and Qualitative Disclosure about Market Risk", in the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 1999. There have been no significant developments with respect to derivatives or exposure to market risk during the first nine months of 2000.

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

(b) Reports on Form 8-K.

    October 3, 2000 Igaras sale and credit agreement amendment

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


                                            RIVERWOOD HOLDING, INC.
                                        ----------------------------------------
                                            (Registrant)



Date: November 9, 2000               By:      /s/     Edward W. Stroetz Jr.
                                        ----------------------------------------
                                                      Edward W. Stroetz Jr.
                                                      Secretary


Date: November 9, 2000               By:      /s/     Daniel J. Blount
                                        ----------------------------------------
                                                      Daniel J. Blount
                                                      Senior Vice President and
                                                      Chief Financial Officer