Form 10-K405
period 2000-12-31
RIVERWOOD HOLDING INC
filed 2001-03-08
CIK 886239

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

                 FOR THE FISCAL PERIOD ENDED DECEMBER 31, 2000

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

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     As of March 5, 2001, there were 7,067,180 shares and 500,000 shares of the registrant's Class A Common Stock, par value $0.01 per share (the "Class A Common Stock"), and Class B Common Stock, par value $0.01 per share (the "Class B Common Stock," and together with the Class A Common Stock, "Holding Common Stock"), respectively, outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         TABLE OF CONTENTS TO FORM 10-K

                                                                                   PAGE
                                                                                   ----
PART I...........................................................................    1
           ITEM 1.   BUSINESS....................................................    1
           ITEM 2.   PROPERTIES..................................................    7
           ITEM 3.   LEGAL PROCEEDINGS...........................................    7
           ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    8

PART II..........................................................................    8
           ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS.........................................    8
           ITEM 6.   SELECTED FIVE-YEAR FINANCIAL DATA...........................    9
           ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS...................................   11
           ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...   30
           ITEM 8.   FINANCIAL STATEMENTS........................................   32
           ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                     AND FINANCIAL DISCLOSURE....................................   83

PART III.........................................................................   83
           ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   83
           ITEM 11.  EXECUTIVE COMPENSATION......................................   87
           ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT..................................................   90
           ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   91

PART IV..........................................................................   95
           ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                     8-K.........................................................   95

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

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     The Company is a leading provider of paperboard and paperboard packaging solutions, either directly or through independent converters, to multinational beverage and consumer products companies, such as Anheuser-Busch Companies, Inc., Miller Brewing Company, numerous Coca-Cola and Pepsi bottling companies, Kraft Foods, Nestle, Unilever, and Mattel, Inc. The Company is one of only two major manufacturers of coated unbleached kraft paperboard ("CUK Board"). CUK Board, which serves as the principal raw material for the Company's packaging products, is a specialized high-quality grade of paperboard with superior strength characteristics and printability for high-resolution graphics that make it particularly well suited for a variety of packaging applications. The Company's Coated Board business segment accounted for approximately 90% of the Company's net sales for the year ended December 31, 2000. The Company also manufactures and sells linerboard, corrugating medium and kraft paper (collectively, "containerboard") through its Containerboard business segment.

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

COATED BOARD

  Overview

     The Company's primary focus is the production and sale of CUK Board for use as multiple packaging beverage cartons ("carrierboard") for beer, soft drinks and other beverages, and consumer products packaging ("folding cartonboard") for confectionary, frozen and dry foods, toys and other consumer products. The Company sells carrierboard under the brand name Aqua-Kote(R) and folding cartonboard under the brand names Pearl-Kote(R) and Omni-Kote(R). In 2000, carrierboard accounted for approximately 63% of the Company's total CUK Board shipments.

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

     The Company's total CUK Board production at its West Monroe Mill was approximately 672,000 tons during the year ended December 31, 2000. Total CUK Board production at its Macon Mill was approximately 379,000 tons of CUK Board during the year ended December 31, 2000.

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

  Converting Operations

     The Company converts CUK Board as well as other grades of paperboard into cartons at eleven carton converting plants at ten sites that it operates in the United States, the United Kingdom, Spain, France, and Brazil, as well as through converting plants associated with its joint ventures in Japan and Denmark and licensees in other markets outside the United States. The converting plants print, cut and glue paperboard on multi-color printing presses, cutting lines and gluing lines into cartons designed to meet customer specifications.

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

  Proprietary Packaging Machinery and Carton Designs

     The Company employs a "pull through" marketing strategy in its integrated beverage business, the key elements of which are (i) the design and manufacture of proprietary packaging machines, (ii) the installation of the machines at beverage customer locations under multi-year machinery use arrangements and
(iii) the development of proprietary beverage cartons with high-resolution graphics for use on those machines. The Company leases substantially all of its packaging machines to customers, typically under machinery use agreements with original terms of three to six years. Packaging machinery placements during 2000 remained relatively constant compared to 1999. The Company has been and will continue to be selective in future packaging machinery placements to ensure appropriate returns.

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

     The Company designs cartons and designs, tests and manufactures prototype packaging machinery at its Product Development Center (the "PDC") in Marietta, Georgia. At the PDC, the Company integrates carton and packaging machinery designs to create packaging solutions to meet customer needs. The Company manufactures and also designs packaging machinery at its principal U.S. manufacturing facility in Crosby, Minnesota and at a facility near Barcelona, Spain. By manufacturing packaging machinery in one U.S. and one European location, the Company expects to improve customer service, simplify its work processes and reduce costs.

  Marketing and Distribution

     The Company markets its CUK Board and CUK Board-based products principally to multinational brewers, soft drink bottlers, food companies and other consumer products companies that use printed packaging for retail display, multiple packaging and shipment of their products. The Company also sells CUK Board in the open market to carrierboard and cartonboard converters. The Company markets CUK Board under the names Aqua-Kote(R), Pearl-Kote(R) and Omni-Kote(R).

     Beverage. In its beverage operations, the Company's major customers for beverage cartons include Anheuser-Busch Companies, Inc., Miller Brewing Company, and numerous Coca-Cola and Pepsi bottling companies. The Company also sells beverage carrierboard in the open market to independent converters, including licensees of the Company's proprietary carton designs, for the manufacture of beverage cartons. During 2000, the Company had two customers, Anheuser-Busch Companies, Inc. and Miller Brewing Company, who each represented approximately 11% of the Company's net sales.

     Consumer Products Packaging. In its consumer products packaging operations, the Company sells substantially all of its folding cartonboard to numerous independent converters that convert the folding cartonboard into cartons for consumer products. The Company has established account relationships with a number of major independent converters. If the customer decides to purchase CUK Board, it has agreed to purchase a significant portion of its CUK Board requirements from the Company. The terms of these arrangements include certain limitations on the Company's ability to raise the selling prices of its folding cartonboard.

     Distribution and Sales. Distribution of carrierboard and folding cartonboard is primarily accomplished through direct sales offices in the United States, Argentina, Australia, Brazil, Denmark, Germany, Hong Kong, Italy, Japan, Mexico, Singapore, Spain, Sweden, and the United Kingdom.

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

  White Lined Chip Production

     The Company produces WLC at its Swedish Mill, which shipped approximately 150,000 tons of such board during 2000. WLC is used for a variety of folding carton applications principally throughout Europe.

  Competition

     There are only two major producers in the United States of CUK Board, the Company and Mead Corporation ("Mead"). The Company faces significant competition in its CUK Board business segment from Mead. Like the Company, Mead produces and converts CUK Board, designs and places packaging machinery with customers and sells CUK Board in the open market. The Company also faces competition from other manufacturers of packaging machinery.

     In the beverage packaging industry, cartons made from CUK Board compete with plastics and corrugated packaging for packaging glass or plastic bottles, cans and other primary containers. Although plastics and corrugated packaging generally provide lower cost packaging solutions, the Company believes that cartons made from CUK Board offer advantages over these materials, in areas such as distribution, high quality graphics, carton designs, package performance, environmental friendliness and design flexibility.

     In the consumer product markets, the Company's CUK Board competes principally with Mead's CUK Board, recycled clay-coated news ("CCN") and solid bleached sulphate board ("SBS") and, internationally, WLC and folding boxboard. Folding cartonboard grades compete based on price, strength and printability. CUK Board has generally been priced in a range that is higher than CCN and lower than SBS. CUK Board has slightly better tear strength characteristics than SBS and significantly better printability, tear strength and cross-direction stiffness than CCN. There are a large number of producers of paperboard for the folding cartonboard markets, which are subject to significant competitive and other business pressures.

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

     In 2000, the Company shipped approximately 102,000 tons of linerboard from the Macon Mill and approximately 115,000 tons of corrugating medium, 30,000 tons of kraft bag paper and 56,000 tons of linerboard from its West Monroe Mill. In 2000, the Company also shipped approximately 15,000 tons of various other paperboard products.

     The primary customers for the Company's U.S. containerboard production are independent and integrated corrugated converters. The Company sells corrugating medium and linerboard through direct sales offices and agents in the United States. Outside of the United States, linerboard is primarily distributed through independent sales representatives.

     The Company's Containerboard business segment operates within a highly fragmented industry. Most products within this industry are viewed as commodities; consequently, selling prices tend to be cyclical, being affected by economic activity and industry capacity.

     In addition to the Company's U.S. Containerboard operations, the Company owned 50% of Igaras Papeis e Embalagens S.A. ("Igaras"), an integrated containerboard producer located in Brazil. On July 1, 2000, Igaras spun off the multiple packaging portion of its business into a newly formed company, of which the Company owned 50 percent. On October 3, 2000, the Company, along with its joint venture partner, Cia Suzano de Papel e Celulose, completed the sale of the jointly-held subsidiary Igaras for approximately $510 million, including the assumption of $112 million of debt. The Company recognized a gain of $70.9 million in connection with the sale, and applied the sale proceeds to pay down debt. On October 12, 2000, the Company purchased the remaining 50 percent of the newly formed company for $12.5 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

PATENTS, TRADEMARKS AND LICENSES

     The Company has a large patent portfolio, presently owning, controlling or holding rights to approximately 1,823 U.S. and foreign patents, with 1,613 patent applications currently pending. The Company's patents fall into two principal categories: packaging machinery and structural carton designs.

     The Company is a plaintiff in actions against The Mead Corporation and the R.A. Jones Co. Inc. claiming infringement of the Company's patents for its packaging machines. These actions are in the discovery stage.

EMPLOYEES AND LABOR RELATIONS

     As of December 31, 2000, the Company had approximately 4,000 employees worldwide (excluding employees of joint ventures), approximately 3,000 of whom were members of unions and covered by collective bargaining agreements.

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

     The current union contract covering the West Monroe Mill was negotiated and ratified by the union in February 1997 and covers the six-year period from March 1, 1997 to February 28, 2003. The contract covering employees at the adjacent converting plants was negotiated and ratified by the union in 2000 and covers the five-year period from September 1, 2000 through August 31, 2005.

     The Company's other U.S. converting plants, other than its converting facility in Perry, Georgia, are represented by unions. The Clinton, Mississippi converting plant contract was negotiated and ratified by the union in January 1997 and covers the six-year period from February 1, 1997 through January 31, 2003. The Cincinnati, Ohio converting plant completed negotiations for a new five year labor agreement effective from February 1, 2001 through January 31, 2006. The Fort Atkinson, Wisconsin converting plant four year labor agreement was negotiated in 1998 with the Graphic Communication Workers and the International Association of Machinists for the period of September 9, 1998 through September 9, 2002 and September 30, 1998 through September 30, 2002, respectively.

     The Company's international employees are represented by unions in Brazil, France, Spain, Sweden and the United Kingdom.

ENVIRONMENTAL MATTERS

     The Company is committed to compliance with all applicable environmental laws and regulations throughout the world. Environmental law is, however, dynamic rather than static. As a result, costs, which are unforeseeable at this time, may be incurred when new laws are enacted, and when environmental agencies promulgate or revise rules and regulations.

     In late 1993, the U.S. Environmental Protection Agency proposed regulations (generally referred to as the "cluster rules") that would mandate more stringent controls on air and water discharges from the United States pulp and paper mills. The cluster rules were promulgated in April 1998, and the Company estimates the capital spending that may be required to comply with the cluster rules could reach $55 million to be spent at its two U.S. paper mills over a seven-year period that began in 2000.

     In late 1995, the Louisiana Department of Environmental Quality ("DEQ") notified the Predecessor of potential liability for the remediation of hazardous substances at a wood treatment site in Shreveport, Louisiana that the Predecessor or its predecessors previously operated, and at a former oil refinery site in Caddo Parish, Louisiana which is on land that the Company previously owned. In response to these notices, the Company has provided additional information concerning these sites and has commenced its own evaluation of any claims and remediation liabilities for which it may be responsible. Subsequent to receipt in May 1996 of a Special Demand Letter from DEQ to remediate the site in Shreveport, the Company entered into an agreement with DEQ to perform a soil and groundwater investigation at the site. The Company completed this investigation work in 1999 and is in ongoing discussions with DEQ to develop an appropriate remediation plan and exit strategy. In September 1996, the Company received a Special Demand Letter from DEQ to remediate the site in Caddo Parish. The Company performed a waste inventory and treatability study at the site and subsequently met with DEQ in October 1999. On July 6, 2000, the Company and DEQ entered into a Settlement Agreement that describes in detail the remedial actions necessary for the Company to obtain full release of all future liability at this site. The Company has contracted with a vendor to perform the remedial actions as outlined in the Settlement Agreement and the work is currently proceeding. The Company no longer owns the site since transferring the property to another entity on October 22, 2000. The Company anticipates the remedial actions outlined in the Settlement Agreement will be completed during the second quarter of 2001 and, at that time, expects to be relieved of any future liability.

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

                                             APPROX. NO. OF
                                              SQ. FEET OF           PRINCIPAL PRODUCTS MANUFACTURED
TYPE OF FACILITY AND LOCATION(1)              FLOOR SPACE                 OR USE OF FACILITY
--------------------------------             --------------   -------------------------------------------
PAPERBOARD MILLS:
West Monroe, LA............................    1,535,000      CUK Board; linerboard; corrugating medium;
                                                              kraft paper
Macon, GA..................................      756,000      CUK Board; linerboard
Norrkoping, Sweden.........................      417,000      White lined chip board

CONVERTING PLANTS:
West Monroe, LA (2 plants).................      621,000      Beverage carriers
Cincinnati, OH.............................      241,800      Beverage carriers
Clinton, MS................................      210,000      Beverage carriers
Perry, GA(2)...............................      130,000      Beverage carriers
Ft. Atkinson, WI...........................      120,000      Beverage carriers
Bristol, Avon, United Kingdom..............      428,000      Beverage carriers; folding cartons
Igualada, Barcelona, Spain.................      131,000      Beverage carriers; folding cartons
Beauvois en Cambresis, France..............       70,000      Folding cartons
Le Pont de Claix, France...................      120,000      Folding cartons
Jundiai, Sao Paulo, Brazil.................       95,216      Beverage carriers; folding cartons

PACKAGING MACHINERY/OTHER:
Crosby, MN.................................      188,000      Packaging machinery engineering design and
                                                              manufacturing
Marietta, GA...............................       64,000      PDC -- Research and development; packaging
                                                              machinery engineering design and carton
                                                              engineering design
Igualada, Barcelona, Spain.................       22,400      Packaging machinery engineering design and
                                                              manufacturing

---------------
(1) The Company leases the facilities in Marietta, Georgia; Clinton, Mississippi (part only); Beauvois en Cambresis, France; Le Pont de Claix, France; and Igualada, Barcelona, Spain (packaging machinery facility). All other facilities listed are owned by the Company.

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

     The Company is a plaintiff in actions against The Mead Corporation and the R.A. Jones Co. Inc. claiming infringement of the Company's patents for its packaging machines. These actions are in the discovery stage.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2000, there were no matters submitted to a vote of security holders.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     There is no established public trading market for the Class A Common Stock or Class B Common Stock of the Company. The shares of Class A Common Stock and Class B Common Stock were held of record by 53 stockholders and one stockholder, respectively, at December 31, 2000. The Company did not pay any dividends on either class of Common Stock during 2000, 1999, 1998 or 1997. The Company's debt instruments restrict the ability of the Company to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition, Liquidity and Capital Resources -- Covenant Restrictions."

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

                                                                     COMPANY                                    PREDECESSOR
                                     ------------------------------------------------------------------------   ------------
                                                                                                 NINE MONTHS    THREE MONTHS
                                      YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED       ENDED          ENDED
                                     DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31     MARCH 27,
(IN THOUSANDS OF DOLLARS)                2000           1999           1998           1997           1996           1996
-------------------------            ------------   ------------   ------------   ------------   ------------   ------------
INCOME (LOSS)
Net Sales..........................   $1,128,683     $1,112,711     $1,135,569     $1,138,854     $  852,112     $  293,649
Income from Operations(a)..........      220,489        120,463         27,678          6,912          1,419         15,650
Income (Loss) from Continuing
  Operations.......................       38,282        (54,671)      (140,304)      (146,957)      (130,362)        (2,050)
Income from Discontinued
  Operations(a)(g).................           --             --             --             --         35,546             --
Net Income (Loss)(a)(b)(c)(d)(g)...       38,282        (54,671)      (140,304)      (152,473)      (105,136)        (2,050)
FINANCIAL POSITION
  (as of period end)
Total Assets(g)....................   $2,121,357     $2,363,142     $2,417,601     $2,606,185     $2,671,487     $2,206,206
Long-Term Debt, less current
  portion(g).......................    1,516,881      1,730,898      1,680,415      1,712,944      1,567,259      1,063,798
Redeemable Common Stock............        8,061          7,202          6,205          6,045          9,390             --
Shareholders' Equity                     303,962        279,648        336,769        479,434        654,209        557,487
ADDITIONAL DATA
Additions to Property, Plant and
  Equipment(e).....................   $   62,062     $   66,018     $   48,551     $  142,314     $  132,286     $   44,074
Research, Development and
  Engineering Expense..............        4,554          4,078          5,570          5,171          7,339          2,031
EBITDA(a)(f).......................      300,034        273,475        203,458        165,927        148,560         56,133

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

(b) Net Income (Loss) for the years ended December 31, 2000 and 1997, and the nine months ended December 31, 1996, included an Extraordinary Loss on Early Extinguishment of Debt of $2.1 million, $2.5 million, and $10.3 million, respectively, net of applicable tax (see Note 21 in Notes to Consolidated Financial Statements).

(c) Net Income (Loss) for the year ended December 31, 1997, included a charge of $3.1 million, net of tax, for the cumulative effect of a change in accounting for computer systems development project costs.

(d) Net Income (Loss) for the years ended December 31, 2000 and 1998, included a (credit) charge for the global restructuring program, which is focused in the Company's European operations, of $(2.6) million and of $25.6 million, respectively (see Note 23 in Notes to Consolidated Financial Statements).

(e) Includes amounts invested in packaging machinery and capitalized interest.

(f) EBITDA is defined as consolidated net income (exclusive of non-cash charges resulting from purchase accounting during the periods subsequent to the Merger) before consolidated interest expense, consoli-dated income taxes, consolidated depreciation and amortization, and other non-cash charges deducted in determining consolidated net income, extraordinary items and the cumulative effect of accounting changes and earnings of, but including dividends from, non-controlled affiliates. The Company believes that EBITDA provides useful information regarding the Company's debt service ability, but should not be considered in isolation or as a substitute for the Condensed Consolidated Statements of Operations or cash flow data.

(g) On October 3, 2000, the Company, along with its joint venture partner, completed the sale of the jointly-held subsidiary Igaras for approximately $510 million, including the assumption of $112 million of debt. The Company recognized a gain of approximately $70.9 million in connection with the sale (see Note 6 in Notes to the Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     In connection with the Merger, the Company entered into a credit agreement (as amended, the "Credit Agreement") that currently provides for senior secured credit facilities (the "Facilities") consisting of $488 million in outstanding term loans under a term loan facility (the "Term Loan Facility") and a $400 million revolving credit facility (the "Revolving Facility"). In addition, Riverwood International Machinery, Inc., a wholly-owned subsidiary of Riverwood, entered into a credit agreement providing for a $140 million secured revolving credit facility (the "Machinery Facility") for the purpose of financing or refinancing packaging machinery. In connection with the Merger, the Company also completed an offering of $250 million aggregate principal amount of 10 1/4% Senior Notes due 2006 (the "1996 Senior Notes") and $400 million aggregate principal amount of 10 7/8% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes" and together with the 1996 Senior Notes, the "1996 Notes"). On July 28, 1997, the Company completed an offering of $250 million principal amount of 10 5/8% Senior Notes due 2007 (the "Initial Notes"). The net proceeds of this offering were applied to prepay certain revolving credit borrowings under the Revolving Facility (without any commitment reduction) and to refinance certain Tranche A term loans and other borrowings under the Credit Agreement. A registration statement under the Securities Act of 1933, as amended, registering senior notes of the Company identical in all material respects to the Initial Notes (the "Exchange Notes") offered in exchange for the Initial Notes became effective October 1, 1997. On November 3, 1997, the Company completed its exchange offer of the Initial Notes for the Exchange Notes. The Initial Notes and the Exchange Notes are referred to herein as the 1997 Notes.

     In connection with the sale of Igaras Papeis e Embalagens S. A. ("Igaras") on October 3, 2000, the Company entered into Amendment No. 5 dated September 12, 2000, effective October 3, 2000, to the Credit Agreement. Pursuant to the amendment, the Company applied $120 million and $25 million of the sale proceeds to its 2001 and 2002 term loan maturities under the Term Loan Facility, respectively. The Company recognized a loss on the early extinguishment of debt of approximately $2.1 million in the fourth quarter of 2000. The Company applied the remaining portion of the proceeds (approximately $48 million) to the Revolving Facility (without any commitment reduction). In connection with Amendment No. 5, the Company canceled its Machinery Facility. The effect of applying the proceeds to the Revolving Facility and canceling the Machinery Facility did not have a material impact to the Company's overall liquidity. In addition, certain of the financial covenants included in the Credit Agreement were amended (see "Financial Condition, Liquidity and Capital
Resources -- Covenant Restrictions.")

GENERAL

     The Company reports its results in two business segments: Coated Board and Containerboard. The Coated Board business segment includes (i) the production and sale of coated unbleached kraft paperboard ("CUK Board") for packaging cartons from the paper mills in Macon, Georgia (the "Macon Mill") and in West Monroe, Louisiana (the "West Monroe Mill") and white lined chip board ("WLC") at its paper mill in Norrkoping, Sweden (the "Swedish Mill"); (ii) converting operations facilities in the United States, Australia (up to the date of sale) (see "Financing Sources and Cash Flows") and Europe; and (iii) the design, manufacture and installation of packaging machinery related to the assembly of beverage cartons. The Containerboard business segment includes the production and sale of linerboard, corrugating medium and kraft paper from paperboard mills in the United States.

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

                                                             YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                            DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                                       2000           1999           1998
-------------------------                                   ------------   ------------   ------------
Net Sales (Segment Data):
  Coated Board............................................   $1,011,822     $1,010,068     $1,055,270
  Containerboard..........................................      116,861        102,643         80,299
                                                             ----------     ----------     ----------
Net Sales.................................................   $1,128,683     $1,112,711     $1,135,569
                                                             ==========     ==========     ==========
Income (Loss) from Operations (Segment Data):
  Coated Board............................................   $  161,372     $  151,453     $   78,752
  Containerboard..........................................        5,183        (10,235)       (23,682)
  Corporate and Eliminations..............................       53,934        (20,755)       (27,392)
                                                             ----------     ----------     ----------
Income from Operations....................................   $  220,489     $  120,463     $   27,678
                                                             ==========     ==========     ==========
EBITDA (Segment Data):
  Coated Board............................................   $  286,039     $  269,509     $  225,191
  Containerboard..........................................       20,518          7,000         (8,965)
  Corporate and Eliminations..............................       (6,523)        (3,034)       (12,768)
                                                             ----------     ----------     ----------
EBITDA....................................................   $  300,034     $  273,475     $  203,458
                                                             ==========     ==========     ==========

BUSINESS TRENDS AND INITIATIVES

     The Company's cash flow from operations and EBITDA are influenced by sales volume and selling prices for its products and raw material costs, and are affected by a number of significant business, economic and competitive factors. Many of these factors are not within the Company's control. Historically, in the Coated Board business segment, the Company has experienced stable pricing for its integrated beverage carton products, and moderate cyclical pricing for its folding cartonboard, which is principally sold in the open market. The Company's folding cartonboard sales are affected by competition from competitors' CUK Board and other substrates -- solid bleached sulfate ("SBS"), recycled clay coated news ("CCN") and, internationally, WLC -- as well as by general market conditions.

     In the Containerboard business segment, conditions in the cyclical worldwide commodity paperboard markets have a substantial impact on the Company's Containerboard sales. During 2000, the Company took 73 days or approximately 32,000 tons of linerboard, CUK Board corrugating medium, and bag market related downtime at the U.S. mills that resulted in approximately $5.6 million of underabsorbed fixed costs. The downtime results primarily from a number of factors, principally production above planned rates at the U.S. mills and a weak containerboard market. The Company expects to take 14 days of medium market related downtime at the U.S. mills in the first quarter of 2001.

     During 2000, the Company experienced a significant increase in its energy costs, especially at its U.S. mills, equal to approximately $11 million. The Company believes that increased energy costs will continue to impact its results into 2001.

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

     In addition, the Company has established a management team to lead the Company's expansion into the high-growth segments of the global consumer packaged goods sector. The Company has identified a number of new end-use markets and strategic alliance partners to position the Company to provide a broad portfolio of new and enhanced products to generate additional growth in the global consumer packaged goods sector. Historically, the Company reported its Coated Board results in the beverage and folding carton markets in addition to the results from its Swedish Mill. As a result of the new global consumer packaged goods strategy, the Company now discusses the results of the folding carton markets and results of the Swedish Mill under the title of consumer product packaging markets.

     On July 1, 2000, Igaras spun off the multiple packaging portion of its business into a newly formed company, of which the Company owned 50 percent. On October 12, 2000, subsequent to the sale of Igaras, the Company purchased the remaining 50 percent of the Brazilian multiple packaging business of Igaras for $12.5 million to provide a platform for growth in the Brazilian marketplace.

     The Company expects capital expenditures will range from $60 million to $75 million in 2001 as the Company invests to improve its process capabilities, in packaging machinery, and to comply with environmental cluster rules. The Company continues to evaluate its current operations and assets with a view to rationalizing its operations and improving profitability, in particular with respect to its international converting assets and strategy. As part of this effort, the Company initiated a $25.6 million global restructuring program in the fourth quarter of 1998 aimed at achieving annualized savings and cost avoidance of approximately $20 million when fully implemented. The global restructuring program is focused in the Company's European operations. To date, the Company has made significant progress in completing the restructuring activities and anticipates completing this program during the first six months of 2001 (see "-- Financial Condition, Liquidity and Capital
Resources -- Financing Sources and Cash Flows"). Finally, the Company is continuing to focus on reducing working capital and increasing liquidity primarily by reducing inventory.

     Packaging machinery placements during 2000 remained relatively constant compared to 1999. The Company has been and will continue to be selective in packaging machinery placement decisions to ensure appropriate returns. The Company expects packaging machinery placements for 2001 to be relatively consistent compared to 2000.

OUTLOOK

     The Company expects that its 2001 full year EBITDA will exceed its 2000 EBITDA, although no assurance can be given in this regard. The achievement of this expectation is dependent upon (among other things) a number of profit improvement initiatives, including increasing worldwide beverage and North American consumer product sales volumes above 2000 levels, improving U.S. mill throughput, continued cost savings from other actions taken to date and stable pricing for the Company's products. In 2001, the Company expects sales volume increases in its worldwide beverage markets, and continued growth in its North American consumer product markets. The Company expects containerboard sales and margins to be negatively affected during the first six months of 2001 due to the recent negative market pressures on containerboard pricing.

2000 COMPARED WITH 1999

RESULTS OF OPERATIONS

     The following discussion of the Company's results of operations is based upon the years ended December 31, 2000 and 1999.

                                                                          % INCREASE
                                                                          (DECREASE)
                                                           YEAR ENDED        FROM        YEAR ENDED
                                                          DECEMBER 31,      PRIOR       DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                                     2000          PERIOD          1999
-------------------------                                 ------------    ----------    ------------
Net Sales (Segment Data):
  Coated Board..........................................   $1,011,822          0.2%      $1,010,068
  Containerboard........................................      116,861         13.9          102,643
                                                           ----------                    ----------
Net Sales...............................................    1,128,683          1.4        1,112,711
Cost of Sales...........................................      860,172         (1.4)         871,970
                                                           ----------                    ----------
Gross Profit............................................      268,511         11.5          240,741
Selling, General and Administrative.....................      112,200         (1.9)         114,402
Research, Development and Engineering...................        4,554         11.7            4,078
Restructuring (Credit) Charge...........................       (2,600)          NM               --
Other (Income) Expense, net.............................      (66,132)      (100.0)           1,798
                                                           ----------                    ----------
Income from Operations..................................   $  220,489         83.0%      $  120,463
                                                           ==========                    ==========
Income (Loss) from Operations (Segment Data):
  Coated Board..........................................   $  161,372          6.5%      $  151,453
  Containerboard........................................        5,183           NM          (10,235)
  Corporate and Eliminations............................       53,934           NM          (20,755)
                                                           ----------                    ----------
Income from Operations..................................   $  220,489         83.0%      $  120,463
                                                           ==========                    ==========

PAPERBOARD SHIPMENTS

     The following represents shipments of Coated Board and Containerboard to outside customers. Shipments of Coated Board represent sales to customers of beverage carrierboard and folding cartonboard. Shipments from the Swedish Mill represent sales to customers of WLC produced at this mill. Shipments of Containerboard represent sales to customers of linerboard, corrugating medium kraft paper and various other items. Total shipments for the years ended December 31, 2000 and 1999 were as follows:

(IN THOUSANDS OF TONS)                                         2000       1999
----------------------                                        -------    -------
Coated Board................................................    965.4      965.6
Swedish Mill................................................    150.4      141.0
Containerboard..............................................    319.4      327.8
                                                              -------    -------
                                                              1,435.2    1,434.4
                                                              =======    =======

NET SALES

     As a result of the factors described below, the Company's Net Sales in 2000 increased by $16.0 million, or 1.4 percent, compared to 1999. Net Sales in the Coated Board business segment increased by $1.7 million in 2000, or 0.2 percent, to $1,011.8 million from $1,010.1 million in 1999, due primarily to higher sales volume in North American consumer product markets due principally to selected switching from competing substrates to the Company's substrate, higher sales volume in international beverage markets due principally to continued market penetration and strong demand in Japan, and slightly improved pricing in North American beverage and North American consumer product markets. These increases were somewhat offset by lower sales volumes in Brazil, by lower North American beverage volumes due primarily to lower soft drink demand and the negative impact of foreign currency exchange rates, primarily in Europe. Net Sales in the

Containerboard business segment increased $14.3 million, or 13.9 percent, to $116.9 million in 2000 from $102.6 million in 1999, due principally to higher pricing, somewhat offset by lower sales volume primarily in the medium markets.

GROSS PROFIT

     As a result of the factors discussed below, the Company's Gross Profit for 2000 increased by $27.8 million, or 11.5 percent, to $268.5 million from $240.7 million in 1999. The Company's gross profit margin increased to 23.8 percent in 2000 from 21.6 percent in 1999. Gross Profit in the Coated Board business segment increased by $9.9 million, or 4.0 percent, to $255.2 million in 2000 from $245.3 million in 1999, while its gross profit margin increased to 25.2 percent in 2000 from 24.3 percent in 1999. The increase in Coated Board Gross Profit was due directly to worldwide cost reductions and higher Net Sales somewhat offset by higher energy costs. Gross Profit in the Containerboard business segment increased by $12.4 million to a gain of $8.1 million in 2000 from a loss of $4.3 million in 1999, while its gross profit margin increased to
7.0 percent in 2000 from (4.2) percent in 1999. The increase in Containerboard Gross Profit resulted principally from improved pricing somewhat offset by the underabsorbed fixed costs resulting from the market related downtime taken at the U.S. mills.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, General and Administrative expense decreased by $2.2 million, or
1.9 percent, to $112.2 million in 2000 from $114.4 million in 1999, due mainly to lower incentive compensation expense somewhat offset by higher depreciation expense, higher stock option compensation expense, expenses related to the TQS initiative, and consulting fees related to a project within the Company's consumer products business. As a percentage of Net Sales, Selling, General and Administrative expenses decreased from 10.3 percent in 1999 to 9.9 percent in 2000.

RESEARCH, DEVELOPMENT AND ENGINEERING

     Research, Development and Engineering expenses increased by $0.5 million, or 11.7 percent, to $4.6 million in 2000 from $4.1 million in 1999, due primarily to higher research and development investing relating to packaging machinery.

RESTRUCTURING (CREDIT) CHARGE

     During 2000, the Company substantially completed the 1998 restructuring plan that related primarily to the restructuring of its European operations, primarily the ongoing rationalization of its international folding carton converting operations (see "Restructuring Activities"). The Company reduced the restructuring reserve by $4.8 million. In addition, $2.2 million of new restructuring activities aligned with the overall objectives of the initial plan were recorded and completed during 2000.

OTHER (INCOME) EXPENSE, NET

     Other (Income) Expense, net, was $(66.1) million in 2000 and $1.8 million in 1999. This change was primarily due to the gain recognized from the sale of Igaras (see "-- Equity in Net Earnings of Affiliates").

INCOME FROM OPERATIONS

     Primarily as a result of the factors discussed above, the Company's Income from Operations in 2000 increased by $100.0 million, or 83.0 percent, to $220.5 million from $120.5 million in 1999, while the Company's operating margin increased to 19.5 percent in 2000 from 10.8 percent in 1999. Income from Operations in the Coated Board business segment increased by $9.9 million, or
6.5 percent, to $161.4 million in 2000 from $151.5 million in 1999, while the operating margin increased to 16.0 percent in 2000 from 15.0 percent in 1999, primarily as a result of the factors described above. Income from Operations in the Containerboard business segment increased $15.4 million to a gain of $5.2 million in 2000 from a (Loss) from Operations of $(10.2) million in 1999, while the operating margin increased to 4.4 percent in 2000 from

(10.0) percent in 1999, primarily as a result of the factors described above. Income from Operations in the Corporate business segment increased $74.7 million to a gain of $53.9 million in 2000 from a (Loss) from Operations of $(20.8) million in 1999 due primarily to the sale of Igaras.

FLUCTUATIONS IN U.S. CURRENCY EXCHANGE RATES

     The strengthening of the U.S. Dollar against the Euro and other European currencies did have a modest impact on Net Sales, Gross Profit, Income from Operations, and operating expenses during 2000. However, the impact was somewhat offset by the weakening of the U.S. Dollar against the Japanese Yen.

INTEREST INCOME, INTEREST EXPENSE, INCOME TAXES, AND EQUITY IN NET EARNINGS OF AFFILIATES.

INTEREST INCOME

     Interest Income decreased by $0.1 million to $0.8 million in 2000 from $0.9 million in 1999.

INTEREST EXPENSE

     Interest Expense increased by $2.1 million to $181.3 million in 2000 from $179.2 million in 1999 due primarily to higher average interest rates.

INCOME TAX EXPENSE (BENEFIT)

     During 2000, the Company recognized an income tax expense of $3.0 million on Income before Income Taxes and Equity in Net Earnings of Affiliates of $40.1 million. During 1999, the Company recognized an income tax expense of $3.9 million on a (Loss) before Income Taxes and Equity in Net Earnings of Affiliates of $(57.8) million. These expenses differed from the statutory federal income tax rate primarily because of valuation allowances established on net operating loss carryforward tax assets in the U.S. and certain international locations where the realization of such benefits is not more likely than not.

EQUITY IN NET EARNINGS OF AFFILIATES

     Equity in Net Earnings of Affiliates was comprised primarily of the Company's equity in net earnings of Igaras. On October 3, 2000, the Company, along with its joint venture partner, completed the sale of the jointly-held subsidiary Igaras for approximately $510 million, including the assumption of $112 million of debt (see "Overview"). The Company recognized a gain of approximately $70.9 million in accordance with the sale. Through the date of the sale, Igaras was accounted for under the equity method of accounting. Equity in Net Earnings of Affiliates decreased $3.7 million to $3.4 million in 2000 from $7.1 million in 1999 primarily as a result of the sale.

     On January 14, 1999, the Central Bank of Brazil changed the foreign exchange policy by eliminating the exchange rate band, which had been used as a means to control the fluctuation of the Real against the U.S. Dollar. The exchange rate is now determined by market forces.

     During 2000 and 1999, the Company received dividends from Igaras totaling $3.8 million and $2.9 million, respectively, net of taxes of $0.7 million and $0.5 million, respectively. During 2000 and 1999, the Company received net dividends from its equity investments other than Igaras totaling $0.5 million and $1.1 million, respectively. During the third quarter of 1999, the Company sold an investment other than Igaras, resulting in a receipt of a final dividend of $0.8 million. No significant gain or loss was recognized in accordance with the sale.

1999 COMPARED WITH 1998

RESULTS OF OPERATIONS

     The following discussion of the Company's results of operations is based upon the years ended December 31, 1999 and 1998.

                                                                          % INCREASE
                                                            YEAR ENDED    (DECREASE)    YEAR ENDED
                                                           DECEMBER 31,   FROM PRIOR   DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                                      1999         PERIOD         1998
-------------------------                                  ------------   ----------   ------------
Net Sales (Segment Data):
  Coated Board...........................................   $1,010,068        (4.3)%    $1,055,270
  Containerboard.........................................      102,643        27.8          80,299
                                                            ----------                  ----------
Net Sales................................................    1,112,711        (2.0)      1,135,569
Cost of Sales............................................      871,970        (6.9)        936,957
                                                            ----------                  ----------
Gross Profit.............................................      240,741        21.2         198,612
Selling, General and Administrative......................      114,402         2.0         112,117
Research, Development and Engineering....................        4,078       (26.8)          5,570
Impairment Loss..........................................           --      (100.0)         15,694
Restructuring (Credit) Charge............................           --      (100.0)         25,580
Other (Income) Expense, net..............................        1,798       (85.0)         11,973
                                                            ----------                  ----------
Income from Operations...................................   $  120,463       335.2%     $   27,678
                                                            ==========                  ==========
Income (Loss) from Operations (Segment Data):
  Coated Board...........................................   $  151,453        92.3%     $   78,752
  Containerboard.........................................      (10,235)       56.8         (23,682)
  Corporate and Eliminations.............................      (20,755)       24.2         (27,392)
                                                            ----------                  ----------
Income from Operations...................................   $  120,463       335.2%     $   27,678
                                                            ==========                  ==========

PAPERBOARD SHIPMENTS

     The following represents shipments of Coated Board and Containerboard to outside customers. Shipments of Coated Board represent sales to customers of beverage carrierboard and folding cartonboard. Shipments from the Swedish Mill represent sales to customers of WLC produced at this mill. Shipments of Containerboard represent sales to customers of linerboard, corrugating medium kraft paper and various other items. Total shipments for the years ended December 31, 1999 and 1998 were as follows:

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
                                                              =======   =======

NET SALES

     As a result of the factors described below, the Company's Net Sales in 1999 decreased by $22.9 million, or 2.0 percent, compared with 1998. Net Sales in the Coated Board business segment decreased by $45.2 million in 1999, or 4.3 percent, to $1,010.1 million from $1,055.2 million in 1998, due primarily to lower sales volumes in its worldwide folding cartonboard markets due to weak demand in Asia, and the effect of exiting certain low-margin business in the U.K., offset somewhat by increased sales volume in international beverage markets due to increased market penetration and strong demand in Japan, and modestly higher selling prices in U.S. beverage markets. Net Sales in the Containerboard business segment increased $22.3 million, or 27.8 percent, to $102.6 million in 1999 from $80.3 million in 1998, due principally to higher linerboard volumes as well as higher pricing for all containerboard markets.

GROSS PROFIT

     As a result of the factors discussed below, the Company's Gross Profit for 1999 increased $42.1 million, or 21.2 percent, to $240.7 million from $198.6 million in 1998. The Company's gross profit margin increased to 21.6 percent for 1999 from 17.5 percent in 1998. Gross Profit in the Coated Board business segment increased by $29.5 million, or 13.7 percent, to $245.3 million in 1999 as compared to $215.8 million in 1998, while its gross profit margin increased to 24.3 percent in 1999 from 20.5 percent in 1998. This increase in gross profit despite lower Net Sales, resulted principally from overall cost reductions and a shift in mix towards more profitable beverage sales. In the Containerboard business segment, Gross Profit increased $13.1 million to a loss of $4.3 million in 1999 as compared to a loss in 1998 of $17.4 million due principally to higher linerboard volumes as well as higher pricing for all containerboard markets.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, General and Administrative expenses increased $2.3 million, or 2.0 percent, to $114.4 million in 1999 as compared to $112.1 million in 1998, and as a percentage of Net Sales, increased to 10.3 percent in 1999, from 9.9 percent in 1998. This increase was due primarily to incremental costs relating to the implementation of a new computerized information system.

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

RESTRUCTURING (CREDIT) CHARGE

     The Company recorded a charge of $25.6 million in the fourth quarter of 1998 to accrue for the closing costs relating primarily to the restructuring of its European operations, primarily the ongoing rationalization of its international folding carton converting operations (see "Restructuring Activities").

OTHER (INCOME) EXPENSE, NET

     Other (Income) Expense, net, decreased by approximately $10.2 million, or
85.0 percent, to $1.8 million in 1999, due mainly to certain non-recurring credits taken in 1999 and a net gain resulting from certain foreign currency hedging activities. In 1998, the Company also wrote-off certain packaging machine deferred design costs which did not occur in 1999.

INCOME FROM OPERATIONS

     Primarily as a result of the factors discussed above, the Company's Income from Operations in 1999 increased by $92.8 million, or 335.2 percent, to $120.5 million from $27.7 million in 1998, while the Company's operating margin increased to 10.9 percent in 1999 from 2.4 percent in 1998. Income from Operations in the Coated Board business segment increased $72.7 million, or 92.3 percent, to $151.5 million in 1999 from $78.8 million in 1998, while the operating margin increased to 15.0 percent in 1999 from 7.5 percent in 1998, primarily as a result of the factors described above. The (Loss) from Operations in the Containerboard business segment was reduced by $13.4 million to a loss of $10.2 million in 1999 from a (Loss) from Operations of $23.4 million in 1998, primarily as a result of the factors described above.

FLUCTUATIONS IN U.S. CURRENCY EXCHANGE RATES

     The strengthening of the U.S. Dollar against the Euro did have a modest impact on Net Sales, Gross Profit, Income from Operations, and operating expenses during 1999. However, the impact was offset by the weakening of the U.S. Dollar against the Japanese Yen.

INTEREST INCOME, INTEREST EXPENSE, INCOME TAXES, AND EQUITY IN NET EARNINGS OF AFFILIATES.

INTEREST INCOME

     Interest Income decreased $0.4 million to $0.9 million in 1999 from $1.3 million in 1998.

INTEREST EXPENSE

     Interest Expense increased $1.2 million to $179.2 million in 1999 from $178.0 million in 1998 resulting principally from higher average total debt during the year. During 1999 and 1998, the Company capitalized interest of $1.4 million per year. Amortization of deferred debt issuance costs was $10.3 million for 1999 and 1998.

INCOME TAXES EXPENSE (BENEFIT)

     During 1999, the Company recognized an income tax expense of $3.9 million on a Loss before Income Taxes and Equity in Net Earnings of Affiliates of $57.8 million. During 1998, the Company recognized an income tax (benefit) $0.6 million on a Loss before Income Taxes and Equity in Net Earnings of Affiliates of $149.1 million. These expenses differed from the statutory federal income tax rate primarily because of valuation allowances established on net operating loss carryforward tax assets in the U.S. and certain international locations where the realization of such benefits is not more likely than not.

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

CASH FLOWS

     Cash and equivalents increased by approximately $4.3 million in 2000 primarily as a result of $127.3 million and $98.9 million of net cash provided by investing activities and operating activities, respectively, offset by $223.2 million of net cash used in financing activities. Cash provided by investing activities resulted primarily from the sale of Igaras (see "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Overview") partially offset by capital spending (see "-- Capital Expenditures"). Net cash used in financing activities resulted principally from net debt reductions related primarily to the sale of Igaras (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview"). Depreciation and amortization during 2000 totaled approximately $143.5 million, and is expected to be approximately $145 million to $150 million for 2001.

     The Company's cash flows from its operations and EBITDA are subject to moderate seasonality with demand usually increasing in the spring and summer due to the seasonality of the worldwide multiple packaging beverage segment.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity needs arise primarily from debt service on the substantial indebtedness incurred in connection with the Merger, and the funding of its capital expenditures, ongoing operating costs, and working capital. As of December 31, 2000, the Company had outstanding approximately $1,518 million of long-term debt, consisting primarily of $650 million aggregate principal amount of the 1996 Notes, $250 million of the 1997 Notes, $488 million outstanding under the Term Loan Facility and additional amounts under the Revolving Facility, and other debt issues and facilities (see Note 10 to the Consolidated Financial Statements). During 2000, the Company had a net decrease in revolving credit facilities borrowings of approximately $72.3 million and repaid approximately $151.5 million of long term debt due primarily to the sale of Igaras (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview").

DEBT SERVICE

     Principal and interest payments under the Term Loan Facility and the Revolving Facility, together with interest payments on the 1997 Notes and 1996 Notes, represent significant liquidity requirements for the Company. The Company applied $105.0 million of the proceeds from the 1997 Notes in July 1997 to refinance a portion of the Tranche A term loans under the Term Loan Facility, $50 million of the proceeds of the 1997 Notes to refinance the Tranche D term loan under the Senior Secured Credit Agreement, and the remaining proceeds from the 1997 Notes to prepay outstanding revolving credit borrowings under the Revolving Facility. Scheduled term loan principal payments under the Term Loan Facility were reduced to reflect this application of proceeds. This application of proceeds did not involve any reduction in the current aggregate Revolving Facility commitment of $400 million. In connection with the sale of Igaras, the Company applied $120 million and $25 million of the sale proceeds to its 2001 and 2002 term loan maturities, respectively (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview"). The Company applied the remaining portion of the proceeds (approximately $48 million) to the Revolving Facility (without any commitment reduction). Annual term loan amortization requirements under the Term Loan Facility, after giving effect to the refinancing of the Term Loan Facility from a portion of the proceeds of the 1997 Notes and the application of the Igaras sale proceeds, will be approximately nil, $148 million, $184 million and $156 million for each of the years 2001 through 2004, respectively.

     The loans under the Facilities bear interest at floating rates based upon the interest rate option elected by the Company. The Tranche A term loans, Tranche B term loans and Tranche C term loans under the Term Loan Facility bore interest as of December 31, 2000 at an average rate per annum of 9.7 percent. The Senior Notes, the 1997 Notes and the Senior Subordinated Notes bear interest at rates of 10 1/4 percent, 10 5/8 percent and 10 7/8 percent, respectively. Interest expense in 2001 is expected to be approximately $165 million, including approximately $9 million of non-cash amortization of deferred debt issuance costs. During 2000, the Company recognized an approximate $2.1 million loss on the early extinguishment of debt in conjunction with the application of the proceeds from the Igaras sale (see "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Overview"). During 2000, cash paid for interest was approximately $173.2 million.

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

     The Company uses interest rate swap agreements to fix a portion of its variable rate Term Loan Facility to a fixed rate in order to reduce the impact of interest rate changes on future income. The difference to be paid or received under these agreements is recognized as an adjustment to interest expense related to that debt. At December 31, 2000, the Company had interest rate swap agreements with a notional amount of $200 million, under which the Company will pay fixed rates of 6.53 percent to 6.92 percent and receive three-month LIBOR. See Item 7A -- "Quantitative and Qualitative Disclosure About Market Risk."

COVENANT RESTRICTIONS

     The Credit Agreement imposes restrictions on the Company's ability to make capital expenditures and both the Credit Agreement and the indentures governing the 1996 Notes and the 1997 Notes limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, meet its capital spending program, provide for unanticipated capital investments or take advantage of business opportunities. The covenants contained in the Credit Agreement also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, repay the relevant 1996 Notes or the 1997 Notes, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with affiliates, and otherwise restrict corporate activities. The covenants contained in such indentures also impose restrictions on the operation of the Company's business. At December 31, 2000, the Company was in compliance with the financial covenants in the Credit Agreement.

     In connection with the sale of Igaras (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview"), certain financial and other covenants in the Credit Agreement were amended to reflect recent financial results and market and operating conditions, as well as the sale of Igaras and the prepayment of term loans and other borrowings. Covenant modifications specify, among other things, the following amended minimum EBITDA requirements for each four quarter period ended during the following test periods:

TEST PERIOD                                                      EBITDA
-----------                                                   ------------
December 31, 1999 -- December 30, 2000......................  $265 million
December 31, 2000 -- December 30, 2001......................  $290 million
December 31, 2001 -- December 30, 2002......................  $300 million
December 31, 2002 -- December 30, 2003......................  $315 million
Thereafter..................................................  $340 million

CAPITAL EXPENDITURES

     Capital spending during 2000 was approximately $62.1 million. Capital spending during 2000 related primarily to increasing paper production efficiencies, increasing converting capacity, manufacturing packaging machinery, and cluster rule compliance. Total capital spending for 2001 is expected to be between $60 million and $75 million, and is expected to relate principally to improving the Company's process capabilities, the production of packaging machinery, and environmental cluster rule compliance.

RESTRUCTURING ACTIVITIES

     In connection with the global restructuring program initiated in the fourth quarter of 1998, the Company is reducing its European workforce by approximately 300 employees and is implementing other initiatives designed to improve productivity and profitability across the global organization. The initial cost of this program was approximately $25.6 million of which approximately $0.8 million was used in December 1998 and related to severance payments. The following table provides information that details payments on this restructuring plan since December 31, 1998:

                                                                       OTHER
               (IN THOUSANDS OF DOLLARS)                 SEVERANCE   EXIT COSTS    TOTAL
               -------------------------                 ---------   ----------   --------
Balance at 12/31/98....................................  $ 21,205     $ 3,537     $ 24,742
Charges against accrual in 1999........................   (11,527)       (791)     (12,318)
                                                         --------     -------     --------
Balance at 12/31/99....................................     9,678       2,746       12,424
Net charges against accrual in 2000....................    (6,669)     (2,499)      (9,168)
                                                         --------     -------     --------
Balance at 12/31/00....................................  $  3,009     $   247     $  3,256
                                                         ========     =======     ========

     During 2000, the Company substantially completed the restructuring plan and reduced the reserve by $4.8 million. In addition, $2.2 million of new restructuring activities aligned with the overall objectives of the initial plan were completed in 2000. The Company anticipates completing this program during the first six months of 2001.

     As of December 31, 2000, the Company has reduced its European workforce related to the 1998 restructuring by approximately 240 employees.

     In connection with the and following the Merger, the Company decided to exit certain businesses and operating activities, including the sale or closure of the Company's last dedicated folding carton converting plant in the United States, located in Kankakee, Illinois, packaging machinery manufacturing plants in Marietta, Georgia and Koln, Germany, a beverage multiple packaging converting plant in Bakersfield, California and the trucking transportation operations in West Monroe, Louisiana, as well as the consolidation and realignment of certain operations in the United States, Australia and Europe. The cost of exiting these businesses and operating activities was approximately $38.6 million which was accrued during 1996 as a purchase accounting adjustment. The costs related principally to the severance of approximately 750 employees, relocation and other plant closure costs. During 2000 and 1999, $0.1 million and $2.5 million, respectively, was utilized and charged against the accrual primarily related to severance and exit costs; $1.9 million was recorded as a reduction to the restructuring reserve and to Goodwill in 2000. At December 31, 2000 and 1999, $0.3 million and $2.3 million of this total was included in Other accrued liabilities in the Consolidated Balance Sheets, respectively, and is expected to be paid out through 2001.

FINANCING SOURCES AND CASH FLOWS

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

     At December 31, 2000, the Company and its U.S. and international subsidiaries had the following amounts of commitments, amounts outstanding and amounts available under revolving credit facilities:

                                            TOTAL AMOUNT     TOTAL AMOUNT        TOTAL AMOUNT
                                                 OF         OUTSTANDING AT       AVAILABLE AT
        (IN THOUSANDS OF DOLLARS)           COMMITMENTS    DECEMBER 31, 2000   DECEMBER 31, 2000
        -------------------------           ------------   -----------------   -----------------
Revolving Facility........................    $400,000         $129,550            $270,450
International Facilities..................      27,212           15,192              12,020
                                              --------         --------            --------
                                              $427,212         $144,742            $282,470
                                              ========         ========            ========

     During 1999, the Company issued a standby letter of credit for approximately $5 million to guarantee an international subsidiary's line of credit. In accordance with its debt agreements, the Company's availability under its Revolving Facility was reduced by that amount. The Company anticipates pursuing additional working capital financing for its foreign operations as necessary.

     In connection with the sale of Igaras (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview"), the Company applied a portion of the proceeds (approximately $48 million) to the Revolving Facility. In connection with Amendment No. 5 to the Credit Agreement, the Company canceled the Machinery Facility, which was limited by a borrowing base. The effect of applying the proceeds to the Revolving Facility and canceling the Machinery Facility did not have a material impact to the Company's overall liquidity and did not involve any reduction in the current aggregate Revolving Facility commitment of $400 million. Undrawn Revolving Facility availability is expected to be used to meet future working capital and other business needs of the Company. The Company anticipates pursuing additional working capital financing for its foreign operations as necessary.

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

     In late 1993, the U.S. Environmental Protection Agency proposed regulations (generally referred to as the "cluster rules") that would mandate more stringent controls on air and water discharges from the United States pulp and paper mills. The cluster rules were promulgated in April 1998, and the Company estimates the capital spending that may be required to comply with the cluster rules could reach $55 million to be spent at its two U.S. paper mills over a seven-year period that began in 2000.

     In late 1995, the Louisiana Department of Environmental Quality ("DEQ") notified the Predecessor of potential liability for the remediation of hazardous substances at a wood treatment site in Shreveport, Louisiana that the Predecessor or its predecessors previously operated, and at a former oil refinery site in Caddo Parish, Louisiana which is on land that the Company previously owned. In response to these notices, the Company has provided additional information concerning these sites and has commenced its own evaluation of any claims and remediation liabilities for which it may be responsible. Subsequent to receipt in May 1996 of a Special Demand Letter from DEQ to remediate the site in Shreveport, the Company entered into an agreement with DEQ to perform a soil and groundwater investigation at the site. The Company completed this investigation work in 1999 and is in ongoing discussions with DEQ to develop an appropriate remediation plan and exit strategy. In September 1996, the Company received a Special Demand Letter from DEQ to remediate the site in Caddo Parish. The Company performed a waste inventory and treatability study at the site and subsequently met with DEQ in October 1999. On July 6, 2000, the Company and DEQ entered into a Settlement Agreement that describes in detail the remedial actions necessary for the Company to obtain full release of all future liability at this site. The Company has contracted with a vendor to perform the remedial actions as outlined in the Settlement Agreement and the work is currently proceeding. The Company no longer owns the site since transferring the property to another entity on October 22, 2000. The Company anticipates the remedial actions outlined in the Settlement Agreement will be completed during the second quarter of 2001 and, at that time, expects to be relieved of any future liability.

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

     The Company is a plaintiff in actions against The Mead Corporation and the R.A. Jones Co. Inc. claiming infringement of the Company's patents for its packaging machines. These actions are in the discovery stage.

INTERNATIONAL OPERATIONS

     At December 31, 2000, approximately 10 percent of the Company's total net assets were denominated in currencies other than the U.S. dollar. The Company has significant operations in countries that use the Swedish krona, the British pound sterling, the Japanese yen, the Spanish peseta, or the French franc as their functional currencies. The effect of a generally stronger U.S. Dollar against the currencies of Sweden, Britain, Germany, Spain, and France produced a net currency translation adjustment loss of approximately $13.6 million, which was recorded as an adjustment to shareholders' equity for the year ended December 31, 2000. The magnitude and direction of this adjustment in the future depends on the relationship of the U.S. dollar to other currencies. The Company cannot predict major currency fluctuations. The Company's revenues from export sales fluctuate with changes in foreign currency exchange rates. The Company pursues a currency hedging program in order to limit the impact of foreign currency exchange fluctuations on financial results. See "-- Financial Instruments."

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

     Currently, the Company operates in five of the participating countries in the EMU. Nonparticipating European Union countries, such as Great Britain, where the Company also has operations, may eventually join the EMU.

     Although the Company will continue to review its pricing strategy throughout Europe due to the increased price transparency created by the Euro, it does not anticipate that any resulting change would have a material effect on its operations. The Company also does not believe that EMU will have a material effect with respect to its derivative and other financial transactions.

FINANCIAL INSTRUMENTS

     The functional currency for most of the Company's international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to shareholders' equity. Gains and losses on foreign currency transactions are included in Other (Income) Expense, net, in the Consolidated Statements of Operations for the period in which the exchange rate changes.

     The Company pursues a currency hedging program which utilizes derivatives to limit the impact of foreign currency exchange fluctuations on its consolidated financial results. Under this program, the Company has entered into forward exchange and option contracts in the normal course of business to hedge certain foreign currency denominated transactions. Realized and unrealized gains and losses on these forward contracts are included in the measurement of the basis of the related foreign currency transaction when recorded. The premium on an option contract is accounted for separately and amortized to Other (Income) Expense, net, over the term of the contract. These instruments involve, to varying degrees, elements of market and credit risk in excess of the amounts recognized in the Consolidated Balance Sheets. The Company does not hold or issue financial instruments for trading purposes. See "Item 7A -- Quantitative and Qualitative Disclosure About Market Risk."

IMPACT OF INFLATION

     In the U.S., the inflation rate was approximately 3.4 percent for 2000. In Europe, where the Company has manufacturing facilities, the inflation rate for 2000 was approximately 2.3 percent.

     Net sales from international operations during the period amounted to approximately $308 million, or 27 percent of the Company's combined Net Sales in 2000.

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

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

     Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in "-- Business Trends and Initiatives" concerning (a) the Company's expectation regarding downtime during the first quarter of 2001, (b) the improvements which the Company's long-term initiatives, including, without limitation, its profit center reorganization and global restructuring program, are designed to achieve,
(c) the Company's expectation that capital expenditures will range from $60 million to $75 million in 2001, (d) the Company's expectation that its global restructuring program will be completed during the first six months of 2001, (e) the Company's goal to reduce inventory, (f) the Company's expectation regarding packaging machinery placements; (ii) the statements in "-- Outlook" concerning
(a) the Company's expectation that its 2001 EBITDA will exceed its 2000 EBITDA as well as each of the factors which the Company believes support such expectation, (b) the Company's expectations regarding sales volumes in its worldwide beverage markets and continued growth in its North American consumer product markets, and (c) the Company's expectation regarding containerboard sales and margins; (iii) the statements in "Financial Condition, Liquidity and Capital Resources" concerning (a) the Company's expectation that depreciation and amortization for 2001 will be approximately $145 million to $150 million,
(b) the Company's expectation that 2001 interest expense will be approximately $165 million including approximately $9 million of non-cash amortization of deferred debt issuance costs, (c) the Company's expectation that total capital spending for 2001 will range from $60 million to $75 million, (d) the Company's belief that cash generated from operations, together with amounts available under available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs until the maturity of the Revolving Facility, (e) the Company's expectations with respect to capital spending that may be required to comply with the cluster rules and that, based on current knowledge, environmental costs are not expected to have a material impact on the results of operations, cash flows or financial condition of the Company, (f) the Company's belief and estimates in respect of certain Louisiana income tax matters relating to the Section 338(h)(10) election, including, without limitation, management's belief that additional tax and interest ultimately paid (if any) would be substantially less than the amounts listed on the Notice of Proposed Tax Due; (iv) other statements as to management's or the Company's expectations and beliefs presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     - Amounts paid by the Company for pine pulpwood, energy, hardwood and recycled fibers used in the manufacture of paperboard, and various chemicals used in the coating of CUK Board, represent the largest components of the Company's variable costs of CUK Board and containerboard production. The cost of these materials is subject to market fluctuations caused by factors beyond the Company's control. OCC recycled fiber pricing tends to be very volatile. With the October 1996 sale of the Company's timberlands, the Company now relies on private land owners and the open market for all of its virgin and recycled fiber requirements (except for CUK Board clippings from its converting operations). Under the terms of the sale of those timberlands, the Company and the buyer entered into a 20-year supply agreement, with a 10-year renewal option, for the purchase by the Company, at market-based prices, of a majority of the West Monroe Mill's requirements for pine pulpwood and residual chips, as well as a portion of the Company's needs for hardwood pulpwood at the West Monroe Mill. While the Company has not experienced any significant difficulty in obtaining adequate supplies of virgin or recycled fiber for its West Monroe Mill or Macon Mill, there can be no assurance that this will continue to be the case for either such mill. Moreover, significant increases in the cost of these materials, to the extent not reflected in prices for the Company's products, could have a material adverse effect on the Company's results of operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company adopted SAB 101 and there was no material affect on its revenue or income from operations.

     In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133" ("SFAS No. 138"). SFAS No. 138 establishes additional guidance for the way companies account for and report on derivative instruments and hedging activities. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities; Deferral of Effective Date of FASB Statement No. 133" ("SFAS No. 137"). SFAS No. 137 defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 137 now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes standards for the way companies account for and report on derivative instruments and hedging activities. Based on analysis to date, the Company expects the most significant impact of this standard will be the cumulative as well as ongoing mark-to-market adjustment through the income statement of the options used to hedge certain anticipated foreign currency transactions to the extent a portion of the mark-to-market value of those options may be deemed ineffective in offsetting the change in value of the underlying hedged item. The foreign currency forward contracts used to hedge exposure associated with the foreign currency denominated receivables are presently being marked-to-market through the income statement and will continue to be marked-to-market through the income statement under SFAS No. 133 as amended by SFAS No. 138. The interest rate swap contracts used to effectively fix the LIBOR rate on a portion of the Company's variable rate borrowings are expected to remain 100% effective and therefore are expected to have no impact related to the change in the market value of these instruments on the Company's income statement. In summary, although the Company will be recognizing the fair value of these financial instruments on its balance sheet, the implementation of SFAS No. 133 as amended by SFAS No. 138 will not have a material impact on its income statement.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates. To minimize the risk from interest rate fluctuations, the Company enters into various hedging transactions.

INTEREST RATES

     The Company is exposed to changes in interest rates, primarily as a result of its short-term and long-term debt with both fixed and floating interest rates. The Company uses interest rate swap agreements effectively to fix the LIBOR rate on $200,000,000 of variable rate borrowings.

INTEREST RATE SENSITIVITY -- PRINCIPAL (NOTIONAL) AMOUNT BY EXPECTED MATURITY -- AVERAGE INTEREST (SWAP) RATE

                                                                     DECEMBER 31,
                                   --------------------------------------------------------------------------------
                                                                                                             FAIR
    (IN THOUSANDS OF DOLLARS)       2001      2002      2003      2004      2005     THEREAFTER    TOTAL     VALUE
    -------------------------      -------   -------   -------   -------   -------   ----------   -------   -------
LIABILITIES:
Long-term debt, including current
  portion:
  Fixed Rate.....................      666     1,348       716       715       355    901,030     904,830   863,080
  Average Interest Rate..........     10.6      10.6      10.6      10.6      10.6       10.6
  Variable Rate..................       50   148,071   308,595   156,002        --         49     612,767   610,353
  Average Interest Rate, spread
    range is 2.5% to 3.50%.......  LIBOR +   LIBOR +   LIBOR +   LIBOR +   LIBOR +    LIBOR +
                                    spread    spread    spread    spread    spread     spread
INTEREST RATE DERIVATIVE
  FINANCIAL INSTRUMENTS RELATED
  TO DEBT:
Interest rate swap:
  Pay fixed/receive variable.....  125,000    75,000                                              200,000    (1,094)
  Average pay rate...............    6.92%     6.53%
  Average receive rate...........   90-day    90-day
                                     LIBOR     LIBOR

FOREIGN EXCHANGE RATES

     The Company enters into forward exchange contracts to effectively hedge substantially all accounts receivable and certain accounts payable resulting from transactions denominated in foreign currencies. The purpose of these forward exchange contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from the collection of the hedged accounts receivable or payment of the hedged accounts payable will be adversely affected by changes in exchange rates. The Company also enters into forward exchange contracts to hedge certain anticipated foreign currency transactions. The purpose of these forward exchange contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from anticipated foreign currency transactions will be adversely affected by changes in exchange rates.

FOREIGN EXCHANGE RATES SENSITIVITY -- CONTRACTUAL AMOUNT BY EXPECTED MATURITY -- AVERAGE CONTRACTUAL EXCHANGE RATE

                                                              DECEMBER 31,    FAIR
                 (IN THOUSANDS OF DOLLARS)                        2000       VALUE
                 -------------------------                    ------------   ------
FORWARD EXCHANGE AGREEMENTS:
  Functional Currency:
     Yen
       Receive $US/Pay Yen..................................     48,151       1,932
       Weighted average contractual exchange rate...........     109.98
       Pay $US/Receive Yen..................................     11,727        (551)
       Weighted average contractual exchange rate...........     108.65
     Euro
       Receive $US/Pay Euro.................................     20,721      (1,371)
       Weighted average contractual exchange rate...........       0.88
       Pay $US/Receive Euro.................................     10,566         900
       Weighted average contractual exchange rate...........       0.87
     Other
       Net Receive $US/Pay various..........................      7,392        (123)
       Weighted average contractual exchange rate...........    Various

     The remaining forward exchange agreements (other than the Yen and the Euro) listed above represent contracts in several other countries' currencies, including the British Pound and the Australian Dollar. In each instance, the fair value of the net position of the Company's forward exchange agreements in the respective currencies is not material at December 31, 2000.

ITEM 8.  FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
RIVERWOOD HOLDING, INC.
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................    33
Consolidated Statements of Operations and Comprehensive
  Income (Loss) for each of the three years in the period
  ended December 31, 2000...................................    34
Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 2000...............    35
Consolidated Statements of Shareholders' Equity for each of
  the three years in the period ended December 31, 2000.....    36
Notes to Consolidated Financial Statements..................    37
Selected Quarterly Financial Data (Unaudited)...............    66
Management's Report.........................................    67
Independent Auditors' Report................................    68
IGARAS PAPEIS E EMBALAGENS S.A.
Consolidated Balance Sheet as of December 31, 1999..........    69
Consolidated Statements of Income for each of the two years
  in the period ended December 31, 1999.....................    71
Consolidated Statements of Cash Flows for each of the two
  years in the period ended December 31, 1999...............    72
Consolidated Statements of Changes in Shareholders' Equity
  for each of the two years in the period ended December 31,
  1999......................................................    73
Notes to the Consolidated Financial Statements..............    74
Report of Independent Accountants...........................    83

                            RIVERWOOD HOLDING, INC.

                          CONSOLIDATED BALANCE SHEETS

                           (IN THOUSANDS OF DOLLARS)

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999
                                                              ------------    ------------
ASSETS
------------------------------------------------------------
Current Assets:
  Cash and equivalents......................................   $   18,417      $   14,108
  Receivables, net of allowances............................      137,695         156,734
  Inventories...............................................      175,972         173,610
  Prepaid expenses..........................................       13,594          10,990
                                                               ----------      ----------
Total Current Assets........................................      345,678         355,442
Property, Plant and Equipment, at cost:
  Land and improvements.....................................       38,801          40,234
  Buildings.................................................      109,870         107,902
  Machinery and equipment...................................    1,782,155       1,710,692
                                                               ----------      ----------
                                                                1,930,826       1,858,828
Less, Accumulated Depreciation..............................      562,235         428,916
                                                               ----------      ----------
Property, Plant and Equipment, net..........................    1,368,591       1,429,912
Deferred Tax Assets.........................................        1,897              53
Investments in Net Assets of Equity Affiliates..............        5,882         146,473
Goodwill, net of accumulated amortization of $37,753 in 2000
  and $29,805 in 1999.......................................      273,436         288,117
Other Assets................................................      125,873         143,145
                                                               ----------      ----------
         Total Assets.......................................   $2,121,357      $2,363,142
                                                               ==========      ==========
LIABILITIES
------------------------------------------------------------
Current Liabilities:
  Short-term debt...........................................   $   15,908      $   17,339
  Accounts payable..........................................      100,261         103,762
  Compensation and employee benefits........................       31,297          37,166
  Income taxes..............................................        1,481             601
  Interest payable..........................................       33,924          33,242
  Other accrued liabilities.................................       27,096          51,565
                                                               ----------      ----------
Total Current Liabilities...................................      209,967         243,675
Long-Term Debt, less current portion........................    1,516,881       1,730,898
Deferred Income Taxes.......................................        9,132          10,923
Other Noncurrent Liabilities................................       73,354          90,796
                                                               ----------      ----------
         Total Liabilities..................................    1,809,334       2,076,292
                                                               ----------      ----------
CONTINGENCIES AND COMMITMENTS (Note 15)
REDEEMABLE COMMON STOCK,
  at current redemption value...............................        8,061           7,202
                                                               ----------      ----------
SHAREHOLDERS' EQUITY
------------------------------------------------------------
Nonredeemable Common Stock..................................           75              75
Capital in Excess of Par Value..............................      748,813         749,161
Accumulated Deficit.........................................     (415,875)       (454,157)
Cumulative Currency Translation Adjustment..................      (29,051)        (15,431)
                                                               ----------      ----------
Total Shareholders' Equity..................................      303,962         279,648
                                                               ----------      ----------
Total Liabilities and Shareholders' Equity..................   $2,121,357      $2,363,142
                                                               ==========      ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                            RIVERWOOD HOLDING, INC.

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                           (IN THOUSANDS OF DOLLARS)

                                                             YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                            DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                2000           1999           1998
                                                            ------------   ------------   ------------
Net Sales.................................................   $1,128,683     $1,112,711     $1,135,569
Cost of Sales.............................................      860,172        871,970        936,957
Selling, General and Administrative.......................      112,200        114,402        112,117
Research, Development and Engineering.....................        4,554          4,078          5,570
Impairment Loss...........................................           --             --         15,694
Restructuring (Credit) Charge.............................       (2,600)            --         25,580
Other (Income) Expense, net...............................      (66,132)         1,798         11,973
                                                             ----------     ----------     ----------
Income from Operations....................................      220,489        120,463         27,678
Interest Income...........................................          848            889          1,274
Interest Expense..........................................      181,285        179,197        178,030
                                                             ----------     ----------     ----------
Income (Loss) before Income Taxes and Equity in Net
  Earnings of Affiliates..................................       40,052        (57,845)      (149,078)
Income Tax Expense (Benefit)..............................        3,009          3,936           (617)
                                                             ----------     ----------     ----------
Income (Loss) before Equity in Net Earnings of
  Affiliates..............................................       37,043        (61,781)      (148,461)
Equity in Net Earnings of Affiliates......................        3,356          7,110          8,157
                                                             ----------     ----------     ----------
Income (Loss) before Extraordinary Item...................       40,399        (54,671)      (140,304)
Extraordinary Loss on Early Extinguishment of Debt, net of
  tax of $0...............................................        2,117             --             --
                                                             ----------     ----------     ----------
Net Income (Loss).........................................       38,282        (54,671)      (140,304)
                                                             ----------     ----------     ----------
Other Comprehensive (Loss) Income, net of tax:
Foreign currency translation adjustments..................      (13,620)            62         (1,308)
                                                             ----------     ----------     ----------
Comprehensive Income (Loss)...............................   $   24,662     $  (54,609)    $ (141,612)
                                                             ==========     ==========     ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                            RIVERWOOD HOLDING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (IN THOUSANDS OF DOLLARS)

                                                         YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                        DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                            2000            1999            1998
                                                        ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss).....................................   $  38,282        $(54,671)      $(140,304)
Noncash Items Included in Net Income (Loss):
  Depreciation and amortization.......................     143,541         142,597         146,515
  Extraordinary loss on early extinguishment of debt,
     net..............................................       2,117              --              --
  Deferred income taxes...............................      (2,538)           (586)         (1,398)
  Pension, postemployment and postretirement benefits
     expense, net of contributions....................       1,822           4,761           2,181
  Impairment loss.....................................          --              --          15,694
  Restructuring (credit) charge.......................      (2,600)             --          25,580
  Net gain on sale of assets..........................     (71,554)             --          (1,828)
  Equity in net earnings of affiliates, net of
     dividends........................................       1,727          (2,596)         (1,194)
  Amortization of deferred debt issuance costs........      10,261          10,268          10,298
  Other, net..........................................      (6,936)         (3,450)         (4,380)
Net (Loss) of International entities for the month of
  December 1999 (See Note 2)..........................          --          (1,573)             --
  Decrease (Increase) in Current Assets:
  Receivables.........................................      15,677         (16,884)         (2,394)
  Inventories.........................................       1,904         (12,426)          3,283
  Prepaid expenses....................................      (3,181)         (2,242)          1,887
  Increase (Decrease) in Current Liabilities:
  Accounts payable....................................       5,582         (13,674)         (1,273)
  Compensation and employee benefits..................      (7,606)        (10,642)            560
  Income taxes........................................       1,024            (786)         (4,403)
  Other accrued liabilities...........................     (28,815)         (8,903)         (9,361)
Increase (Decrease) in Other Noncurrent Liabilities...         147         (12,552)          8,576
                                                         ---------        --------       ---------
Net Cash Provided by Operating Activities.............      98,854          16,641          48,039
                                                         ---------        --------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property, Plant and Equipment............     (62,062)        (66,018)        (48,551)
Payment for Acquisitions..............................     (12,500)             --              --
Proceeds from Sales of Assets, net of selling costs...     205,714           5,324          55,214
(Increase) Decrease in Other Assets...................      (3,849)         (7,062)          2,276
                                                         ---------        --------       ---------
Net Cash Provided by (Used in) Investing Activities...     127,303         (67,756)          8,939
                                                         ---------        --------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (Decrease) Increase in Notes Payable..............     (72,290)         55,900         (47,439)
Payments on Debt......................................    (151,469)         (6,290)        (11,868)
Proceeds from Issuance (Repurchases) of Redeemable
  Common Stock, net...................................         512              58            (893)
                                                         ---------        --------       ---------
Net Cash (Used in) Provided by Financing Activities...    (223,247)         49,668         (60,200)
                                                         ---------        --------       ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH...............       1,399           1,715           1,311
                                                         ---------        --------       ---------
Net Increase (Decrease) in Cash and Equivalents.......       4,309             268          (1,911)
Cash and Equivalents at Beginning of Period...........      14,108          13,840          15,751
                                                         ---------        --------       ---------
CASH AND EQUIVALENTS AT END OF PERIOD.................   $  18,417        $ 14,108       $  13,840
                                                         =========        ========       =========

   The accompanying notes are an integral part of the consolidated financial statements.

                            RIVERWOOD HOLDING, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                           (IN THOUSANDS OF DOLLARS)

                                                             CAPITAL IN     RETAINED     CUMULATIVE
                                             NONREDEEMABLE   EXCESS OF      EARNINGS      CURRENCY         TOTAL
                                                COMMON          PAR       (ACCUMULATED   TRANSLATION   SHAREHOLDERS'
                                                 STOCK         VALUE        DEFICIT)     ADJUSTMENT       EQUITY
                                             -------------   ----------   ------------   -----------   -------------
BALANCES AT DECEMBER 31, 1997..............       $75         $751,153     $(257,609)     $(14,185)      $ 479,434
  Net (Loss)...............................        --               --      (140,304)           --        (140,304)
  Currency translation adjustment..........        --               --            --        (1,308)         (1,308)
  Adjustment to redemption value of
    Redeemable Common Stock................        --           (1,053)           --            --          (1,053)
                                                  ---         --------     ---------      --------       ---------
BALANCES AT DECEMBER 31, 1998..............        75          750,100      (397,913)      (15,493)        336,769
  Net (Loss)...............................        --               --       (54,671)           --         (54,671)
  Net (Loss) of International entities for
    the month of December 1999 (See Note
    2).....................................        --               --        (1,573)           --          (1,573)
  Currency translation adjustment..........        --               --            --            62              62
  Adjustment to redemption value of
    Redeemable Common Stock................        --             (939)           --            --            (939)
                                                  ---         --------     ---------      --------       ---------
BALANCES AT DECEMBER 31, 1999..............        75          749,161      (454,157)      (15,431)        279,648
  Net Income...............................        --               --        38,282            --          38,282
  Currency translation adjustment..........        --               --            --       (13,620)        (13,620)
  Adjustment to redemption value of
    Redeemable Common Stock................        --             (348)           --            --            (348)
                                                  ---         --------     ---------      --------       ---------
BALANCES AT DECEMBER 31, 2000..............       $75         $748,813     $(415,875)     $(29,051)      $ 303,962
                                                  ===         ========     =========      ========       =========

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

     Holding and RIC Holding, Inc., a wholly-owned subsidiary, conducted no significant business and have no independent assets or operations other than in connection with the Merger and related transactions through March 27, 1996. Holding and RIC Holding, Inc. fully and unconditionally guarantee substantially all of the debt of Riverwood.

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

     Costs directly associated with the development and testing of computer information systems for internal use are deferred and included in property, plant and equipment. Such costs are amortized on a straight-line basis over the expected useful life of 5 years. Costs indirectly associated with such projects and ongoing maintenance costs are expensed as incurred. A total of $1.8 million and $18.9 million in costs relating to software development were capitalized in 2000 and 1999, respectively, and were included in property, plant and equipment at December 31, 2000 and December 31, 1999.

     Interest is capitalized on major projects. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Capitalized interest was approximately $1.3 million, $1.4 million, and $1.4 million in the years ended December 31, 2000, 1999, and 1998, respectively.

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

     Goodwill is amortized on a straight-line basis over 40 years. The cost of patents, licenses and trademarks is amortized on a straight-line basis over 15 to 20 years. The related amortization expense is included in Other

                            RIVERWOOD HOLDING, INC.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

(Income) Expense, net, in the Consolidated Statements of Operations. The Company assesses goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, the Company projects future cash flows, undiscounted and before interest, over the remaining life of the goodwill. If these projected cash flows are less than the carrying amount of the goodwill, an impairment would be recognized, resulting in a write down of goodwill with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amount of the goodwill and the undiscounted future cash flows before interest.

(F) INTERNATIONAL CURRENCY

     The functional currency for most of the international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to Shareholders' Equity. Gains and losses on foreign currency transactions are included in Other (Income) Expense, net, in the Consolidated Statements of Operations for the period in which the exchange rate changes.

     The Company enters into forward exchange contracts to hedge certain foreign currency denominated exposures and option contracts to hedge anticipated transactions denominated in foreign currency. Realized and unrealized gains and losses on these contracts are included in Other (Income) Expense, net, in the Consolidated Statements of Operations. The discount or premium on a forward exchange contract is included in the measurement of the basis of the related foreign currency transaction when recorded. The premium on an option contract is accounted for separately and amortized to Other (Income) Expense, net, over the term of the contract.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company adopted SAB 101 in the fourth quarter of 2000; the adoption had no material effect on its revenue or income from operations.

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

NOTE 3 -- RECEIVABLES

     The components of receivables at December 31 were as follows:

(IN THOUSANDS OF DOLLARS)                                       2000        1999
-------------------------                                     --------    --------
Trade.......................................................  $136,192    $157,307
Less, allowance.............................................     2,769       4,474
                                                              --------    --------
                                                               133,423     152,833
Other.......................................................     4,272       3,901
                                                              --------    --------
                                                              $137,695    $156,734
                                                              ========    ========

NOTE 4 -- FINANCIAL INSTRUMENTS

     The Company is a party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include foreign currency forward exchange contracts and interest rate swap agreements. These instruments involve, to varying degrees, elements of market and credit risk in excess of the amounts recognized in the Consolidated Balance Sheets. The Company does not hold or issue such financial instruments for trading purposes.

     The Company enters into forward exchange contracts to effectively hedge substantially all accounts receivable and certain accounts payable resulting from transactions denominated in foreign currencies. The purpose of the forward exchange contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from the collection of the hedged accounts receivable or payment of the hedged accounts payable will be adversely affected by changes in exchange rates. At December 31, 2000 and 1999, the Company had various foreign forward exchange contracts, with maturities ranging up to one year. When aggregated and measured in U.S. dollars at year-end exchange rates, the notional amount of these forward exchange contracts totaled approximately $29.7 million and $30.7 million at December 31, 2000 and 1999,

                            RIVERWOOD HOLDING, INC.

NOTE 4 -- FINANCIAL INSTRUMENTS -- (CONTINUED)

respectively. Generally, unrealized gains and losses resulting from these contracts are recognized currently in operations and approximately offset corresponding unrealized gains and losses recognized on the hedged accounts receivable or accounts payable.

     During 2000 and 1999, the Company entered into option contracts and forward exchange contracts to hedge certain anticipated foreign currency transactions. The purpose of the option contracts and forward exchange contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from anticipated foreign currency transactions will be adversely affected by changes in exchange rates. At December 31, 2000, various option contracts existed, which expire on various dates through the year 2001. When measured in U.S. dollars at year-end exchange rates, the notional amount of the purchased option contracts totaled approximately $37.1 million. At December 31, 1999, various option contracts existed, which expired on various dates through the year 2000. When measured in U.S. dollars at year-end exchange rates, the notional amount of the purchased option contracts totaled approximately $24.9 million. Option contract premiums are amortized over the term of the contract. Gains and losses, if any, related to these contracts are recognized in income when the anticipated transaction occurs. When aggregated and measured in U.S. dollars at year-end exchange rates, the notional amount of these forward exchange contracts totaled approximately $33.4 million at December 31, 2000.

     The Company uses interest rate swap agreements to fix a portion of its variable rate Term Loan Facility to a fixed rate in order to reduce the impact of interest rate changes on future income. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense related to the debt. At December 31, 2000, the Company had interest rate swap agreements with a notional amount of $200 million which expire on various dates through the year 2002, under which the Company will pay fixed rates of
6.53 percent to 6.92 percent and receive three-month LIBOR. At December 31, 1999, the Company had interest rate swap agreements with a notional amount of $175 million which expired on various dates through the year 2000, under which the Company paid fixed rates of 5.05 percent to 6.15 percent and receive three-month LIBOR.

     The Company's customers are not concentrated in any specific geographic region, but are concentrated in certain industries. Customers of the Coated Board business segment include the beverage and packaged foods industries. Customers of the Containerboard business segment include integrated and non-integrated containerboard converters. During the year ended December 31, 2000, the Company had two customers who each accounted for approximately 11 percent of the Company's net sales. During the year ended December 31, 1999 and 1998, one customer accounted for approximately 11 percent of the Company's net sales. There were no significant accounts receivable from a single customer at December 31, 2000 and 1999. The Company reviews a customer's credit history before extending credit. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

     The following methods and assumptions were used to estimate the fair value of each category of financial instrument for which it is practicable to estimate that value:

  NONTRADE RECEIVABLES AND SHORT-TERM BORROWINGS

     The carrying amount of these instruments approximates fair value due to their short-term nature.

  LONG-TERM DEBT

     The fair value of long-term debt is based on quoted market prices.

                            RIVERWOOD HOLDING, INC.

NOTE 4 -- FINANCIAL INSTRUMENTS -- (CONTINUED)

  FORWARD EXCHANGE AND OPTION CONTRACTS

     The fair value of forward and option contracts is based on quoted market prices.

  INTEREST RATE SWAP AGREEMENTS

     The fair value of interest rate swap agreements is based on quoted market prices by counter parties taking into account the current creditworthiness of the swap counterparties.

     The carrying amounts and estimated fair value of the Company's financial instruments as of December 31 were as follows:

                                                   2000                      1999
                                          -----------------------   -----------------------
                                           CARRYING       FAIR       CARRYING       FAIR
(IN THOUSANDS OF DOLLARS)                  AMOUNTS       VALUE       AMOUNTS       VALUE
-------------------------                 ----------   ----------   ----------   ----------
Nontrade receivables....................  $    4,272   $    4,272   $    3,901   $    3,901
Short-term borrowings...................  $   15,192   $   15,192   $   11,937   $   11,937
Long-term debt..........................  $1,517,597   $1,473,433   $1,736,300   $1,716,781
Current forward exchange contracts......  $       --   $      686   $       --   $      392
Currency option contracts...............  $       --   $      528   $       --   $      280
Interest rate swap contracts............  $       --   $   (1,094)  $       --   $      654

     In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS No. 138"). SFAS No. 138 establishes additional guidance for the way companies account for and report on derivative instruments and hedging activities. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities; Deferral of Effective Date of FASB Statement No. 133" ("SFAS No. 137"). SFAS No. 137 defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 137 now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes standards for the way companies account for and report on derivative instruments and hedging activities. Based on analysis to date, the Company expects the most significant impact of this standard will be the cumulative as well as ongoing mark-to-market adjustment through the income statement of the options used to hedge certain anticipated foreign currency transactions to the extent a portion of the mark-to-market value of those options may be deemed ineffective in offsetting the change in value of the underlying hedged item. The foreign currency forward contracts used to hedge exposure associated with the foreign currency denominated receivables are presently being marked-to-market through the income statement and will continue to be marked-to-market through the income statement under SFAS No. 133 as amended by SFAS No. 138. The interest rate swap contracts used to effectively fix the LIBOR rate on a portion of the Company's variable rate borrowings are expected to remain 100% effective and therefore are expected to have no impact related to the change in the market value of these instruments on the Company's income statement. In summary, although the Company will be recognizing the fair value of these financial instruments on its balance sheet, the implementation of SFAS No. 133 as amended by SFAS No. 138 will not have a material impact on its income statement.

                            RIVERWOOD HOLDING, INC.

NOTE 5 -- INVENTORIES

     The major classes of inventories at December 31 were as follows:

(IN THOUSANDS OF DOLLARS)                                       2000       1999
-------------------------                                     --------   --------
Finished goods..............................................  $ 88,101   $ 80,054
Work-in progress............................................     9,967     15,845
Raw materials...............................................    40,374     45,143
Supplies....................................................    37,530     32,568
                                                              --------   --------
                                                              $175,972   $173,610
                                                              ========   ========

     Inventories in the amount of $37.7 million and $32.9 million at December 31, 2000 and 1999, respectively, were valued using the first-in, first-out ("FIFO") or average cost method. The balance of the inventories was valued using the LIFO method. The shortage of FIFO values over amounts for financial reporting purposes was $14.8 million and $6.8 million at December 31, 2000 and 1999, respectively. During the years ended December 31, 2000, 1999, and 1998, the company recognized a credit relating to LIFO valuation of $7.3 million, $5.5 million, and $7.2 million, respectively. During 2000, inventory quantities were reduced, which resulted in a liquidation of LIFO inventory layers carried at higher costs which prevailed in prior years. The effect of the liquidation was to increase cost of goods sold by approximately $0.8 million and to decrease net earnings by $0.8 million. There was no liquidations of LIFO inventories in 1999 or 1998.

     In connection with the Merger, the Company adjusted its inventory balances to its estimated fair value which resulted in a write-up to inventory of approximately $13.6 million and is being charged to cost of sales when the March 27, 1996 LIFO base inventory layers are liquidated. Approximately nil, nil, and $0.7 million of this fair value write-up of inventories was charged to cost of sales during the years ended December 31, 2000, 1999, and 1998, respectively.

NOTE 6 -- INVESTMENTS IN NET ASSETS OF EQUITY AFFILIATES

     The major components of Investments in Net Assets of Equity Affiliates at December 31 were as follows:

(IN THOUSANDS OF DOLLARS)                                      2000      1999
-------------------------                                     ------   --------
Equity investment in Igaras.................................  $   --   $140,693
Other equity investments....................................   5,882      5,780
                                                              ------   --------
                                                              $5,882   $146,473
                                                              ======   ========

     Investments are accounted for using the equity method of accounting. The most significant of these investments was Igaras, an integrated containerboard producer located in Brazil of which the Company owned 50 percent. On July 1, 2000, Igaras spun off the multiple packaging portion of its business into a newly formed company, of which the Company owned 50 percent. On October 3, 2000, the Company, along with its joint venture partner, Cia Suzano de Papel e Celulose, completed the sale of the jointly-held subsidiary Igaras for approximately $510 million, including the assumption of $112 million of debt. The Company recognized a gain of $70.9 million, in connection with the sale. On October 12, 2000, the Company purchased the

                            RIVERWOOD HOLDING, INC.

NOTE 6 -- INVESTMENTS IN NET ASSETS OF EQUITY AFFILIATES -- (CONTINUED)

remaining 50 percent of the newly formed company for $12.5 million. The following represents the summarized balance sheet information for Igaras as of December 31:

(IN THOUSANDS OF DOLLARS)                                       1999
-------------------------                                     --------
Current Assets..............................................  $ 59,459
Noncurrent Assets...........................................  $430,948
Current Liabilities.........................................  $ 92,724
Noncurrent Liabilities......................................  $ 91,109
Shareholders' Equity........................................  $306,574

     The following represents the summarized income statement information for Igaras for the years ended December 31:

(IN THOUSANDS OF DOLLARS)                                       1999       1998
-------------------------                                     --------   --------
Net Sales...................................................  $202,156   $257,026
Cost of Sales...............................................   165,911    205,047
                                                              --------   --------
Gross Profit................................................  $ 36,245   $ 51,979
                                                              ========   ========
Income from Operations......................................  $ 15,792   $ 23,441
                                                              ========   ========
Net Income..................................................  $ 10,354   $ 11,747
                                                              ========   ========

     Through the date of sale of October 3, 2000, and the years ended December 31, 1999 and 1998, paperboard was sold to Igaras totaling approximately $6.7 million, $18.8 million, and $23.0 million, respectively. The amount of the carrying value of the investment in Igaras at December 31, 1999 differs from the underlying equity in net assets by $12.6 million and relates to the write-down of this investment to estimated fair value in purchase accounting and declared but unpaid dividends. Included in Receivables at December 31, 1999 were amounts due from Igaras of $11.9 million for paperboard sales.

     Included in Other Assets as of December 31, 1999 are long-term receivables from Igaras for packaging machinery sales of $3.1 million, net of unamortized discount of $0.5 million. This long-term receivable was assumed by the multiple packaging business at the time of spin off.

     The amount of the Company's portion of Igaras' undistributed earnings at December 31, 1999 was approximately $48.4 million. The amount of dividends received from Igaras during 2000, through the date of sale, and the years ended December 31, 1999 and 1998 were $3.8 million, $2.9 million, and $5.4 million, respectively, net of taxes of $0.7 million, $0.5 million, and $0.9 million, respectively. Under the Igaras joint venture agreement, Igaras was required to pay dividends equal to at least 25 percent of its net profits.

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

     During 2000 and 1999, the Company received dividends from a non-controlled affiliate other than Igaras totaling $0.5 million and $1.1 million, respectively, net of taxes of $0.1 million and nil, respectively. During the third quarter of 1999, the Company sold an investment other than Igaras, resulting in a receipt of a final dividend of $0.8 million. No significant gain or loss was recognized in accordance with the sale.

                            RIVERWOOD HOLDING, INC.

NOTE 7 -- OTHER ASSETS

     Other Assets included intangible assets at December 31, and consisted of the following:

(IN THOUSANDS OF DOLLARS)                                       2000       1999
-------------------------                                     --------   --------
Patents, licenses and trademarks............................  $ 66,314   $ 65,605
Less, accumulated amortization..............................   (16,628)   (12,971)
                                                              --------   --------
                                                                49,686     52,634
Deferred debt issuance costs, net...........................    29,713     42,098
Pension assets..............................................    14,431     11,221
Capitalized spare parts.....................................    21,717     21,508
Deferred design costs.......................................     3,025      4,293
Other.......................................................     7,301     11,391
                                                              --------   --------
                                                              $125,873   $143,145
                                                              ========   ========

NOTE 8 -- SHORT-TERM DEBT

     Short-term debt at December 31, consisted of the following:

(IN THOUSANDS OF DOLLARS)                                      2000      1999
-------------------------                                     -------   -------
Short-term borrowings.......................................  $15,192   $11,937
Current portion of long-term debt...........................      716     5,402
                                                              -------   -------
                                                              $15,908   $17,339
                                                              =======   =======

     Short-term borrowings are principally at the Company's international subsidiaries. The weighted average interest rate on Short-term borrowings as of December 31, 2000 and 1999 was 2.6 percent and 2.4 percent, respectively.

     In connection with the Merger, the Company called $125 million of Convertible Subordinated Notes, of which $0.2 million was not redeemed at December 31, 2000 and 1999, and is included in Current portion of long-term debt.

NOTE 9 -- COMPENSATION AND EMPLOYEE BENEFITS

     Accruals for future compensated employee absences, principally vacation, were $11.4 million and $11.1 million at December 31, 2000 and 1999, respectively, and were included in Compensation and employee benefits on the Consolidated Balance Sheets.

NOTE 10 -- LONG-TERM DEBT

     In connection with the Merger, the Company entered into a credit agreement (as amended, the "Credit Agreement") that currently provides for senior secured credit facilities (the "Facilities") consisting of $488 million in outstanding term loans under a term loan facility (the "Term Loan Facility") and a $400 million revolving credit facility (the "Revolving Facility"). In addition, Riverwood International Machinery, Inc., a wholly-owned subsidiary of Riverwood, entered into a credit agreement providing for a $140 million secured revolving credit facility (the "Machinery Facility") for the purpose of financing or refinancing packaging machinery. In connection with the Merger, the Company also completed an offering of $250 million aggregate principal amount of 10 1/4% Senior Notes due 2006 (the "1996 Senior Notes") and $400 million aggregate principal amount of 10 7/8% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes" and together with the 1996 Senior Notes, the "1996 Notes"). On July 28, 1997, the Company completed an offering of $250 million principal amount of 10 5/8% Senior Notes due 2007 (the "Initial Notes"). The net

                            RIVERWOOD HOLDING, INC.

NOTE 10 -- LONG-TERM DEBT -- (CONTINUED)

proceeds of this offering were applied to prepay certain revolving credit borrowings under the Revolving Facility (without any commitment reduction) and to refinance certain Tranche A term loans and other borrowings under the Credit Agreement. A registration statement under the Securities Act of 1933, as amended, registering senior notes of the Company identical in all material respects to the Initial Notes (the "Exchange Notes") offered in exchange for the Initial Notes became effective October 1, 1997. On November 3, 1997, the Company completed its exchange offer of the Initial Notes for the Exchange Notes. The Initial Notes and the Exchange Notes are referred to herein as the 1997 Notes.

     In connection with the sale of Igaras Papeis e Embalagens S. A. ("Igaras") on October 3, 2000, the Company entered into Amendment No. 5 dated September 12, 2000, effective October 3, 2000, to the Credit Agreement. Pursuant to the amendment, the Company applied $120 million and $25 million of the sale proceeds to its 2001 and 2002 term loan maturities under the Term Loan Facility, respectively; the Company recognized a loss on the early extinguishment of debt of approximately $2.1 million in the fourth quarter of 2000. The Company applied the remaining portion of the proceeds (approximately $48 million) to the Revolving Facility (without any commitment reduction). In connection with Amendment No. 5, the Company canceled its Machinery Facility. The effect of applying the proceeds to the Revolving Facility and canceling the Machinery Facility did not have a material impact to the Company's overall liquidity.

     Annual term loan amortization requirements under the Term Loan Facility, after giving effect to the refinancing of the Term Loan Facility from a portion of the proceeds of the 1997 Notes and the application of the proceeds from the Igaras sale, will be approximately nil, $148 million, $184 million and $156 million for each of the years 2001 through 2004, respectively. The Revolving Facility will mature in March 2003 with all amounts then outstanding becoming due. The loans under the Facilities bear interest at floating rates based upon the interest rate option elected by the Company.

     In connection with the 1997 Notes, the Company's senior secured lenders modified certain financial and other covenants to reflect, among other things, the Company's recent financial results and market and operating conditions, as well as the consummation of the 1997 Notes offering and prepayment of the Term Loan Facility and other borrowings. The amended covenants also specify permitted capital expenditures (subject to certain carryover allowances and other adjustments) of no more than $135 million for 2000 and $130 million per year thereafter and places restriction on the payments of dividends.

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

PERIOD                                                           EBITDA
------                                                        ------------
December 31, 2000 -- December 30, 2001......................  $290 million
December 31, 2001 -- December 30, 2002......................  $300 million
December 31, 2002 -- December 30, 2003......................  $315 million
Thereafter..................................................  $340 million

     The Credit Agreements impose restrictions on the Company's ability to make capital expenditures and both the Credit Agreements and the Indentures governing the Notes limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, to meet its capital spending program, to provide for unanticipated capital investments or to take advantage of business opportunities. The covenants contained in the Credit Agreements also, among other things, restrict the ability of the Company and its subsidiaries to

                            RIVERWOOD HOLDING, INC.

NOTE 10 -- LONG-TERM DEBT -- (CONTINUED)

dispose of assets, incur guarantee obligations, repay the Notes, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with affiliates, and otherwise restrict corporate activities. The covenants contained in the Indentures governing the Notes also impose restrictions on the operation of the Company's businesses. The Company was in compliance with the financial covenants in its Credit Agreements at December 31, 2000.

     At December 31, 2000, the Company and its U.S. and international subsidiaries had the following amounts available under revolving credit facilities:

                                            TOTAL AMOUNT     TOTAL AMOUNT        TOTAL AMOUNT
                                                 OF         OUTSTANDING AT       AVAILABLE AT
(IN THOUSANDS OF DOLLARS)                   COMMITMENTS    DECEMBER 31, 2000   DECEMBER 31, 2000
-------------------------                   ------------   -----------------   -----------------
Revolving Facility........................    $400,000         $129,550            $270,450
International Facilities..................      27,212           15,192            $ 12,020
                                              --------         --------            --------
                                              $427,212         $144,742            $282,470
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

                            RIVERWOOD HOLDING, INC.

NOTE 10 -- LONG-TERM DEBT -- (CONTINUED)

     Long-term debt at December 31 consisted of the following:

(IN THOUSANDS OF DOLLARS)                                        2000         1999
-------------------------                                     ----------   ----------
Senior Notes with interest payable semi-annually at 10.625
  percent, payable in 2007..................................  $  250,000   $  250,000
Senior Notes with interest payable semi-annually at 10.25
  percent, payable in 2006..................................     250,000      250,000
Senior Subordinated Notes with interest payable
  semi-annually at 10.875 percent, payable in 2008..........     400,000      400,000
Senior Secured Term Loan Facility with interest payable at
  various dates less than one year at floating rates (9.25
  percent to 10.25 percent at December 31, 2000), payable
  through 2004..............................................     488,118      637,080
Senior Secured Revolving Facility with interest payable at
  various dates less than one year at floating rates (9.14
  percent to 10.5 percent at December 31, 2000), payable in
  2003......................................................     124,550      182,300
Machinery Facility with interest payable at various dates
  less than one year at floating rates (8.97 percent at
  December 31, 1999)........................................           0       10,000
Senior Notes with interest payable semi-annually at 10.75
  percent, payable in 2000..................................           0          529
Senior Subordinated Notes with interest payable
  semi-annually at 11.25 percent, payable in 2002...........         804          804
Convertible Subordinated Notes with interest payable
  semi-annually at 6.75 percent, payable in 2003,
  convertible beginning March 27, 1996......................         209          209
Pollution control revenue bonds with interest payable
  semi-annually at 6.25 percent, payable through 2007.......       1,000        1,000
International Notes payable to banks with interest payable
  at various dates less than one year at interest rates of
  5.43 percent at December 31, 2000, payable through 2001...          99          585
Capitalized leases with interest payable of 3.6 percent,
  payable through 2005......................................       2,785        3,738
Other.......................................................          32           55
                                                              ----------   ----------
                                                               1,517,597    1,736,300
Less, current portion.......................................         716        5,402
                                                              ----------   ----------
                                                              $1,516,881   $1,730,898
                                                              ==========   ==========

     The Term Loan Facility and the Revolving Facility were collateralized by substantially all of the net assets (including the capital stock of certain international subsidiaries) of the Company.

                            RIVERWOOD HOLDING, INC.

NOTE 10 -- LONG-TERM DEBT -- (CONTINUED)

     Long-term debt maturities and expirations of funded long-term working capital commitments at December 31, 2000, were as follows:

(IN THOUSANDS OF DOLLARS)
-------------------------
2001........................................................  $      716
2002........................................................     149,419
2003........................................................     309,311
2004........................................................     156,717
2005........................................................         355
After 2005..................................................     901,079
                                                              ----------
                                                              $1,517,597
                                                              ==========

NOTE 11 -- REDEEMABLE COMMON STOCK

     During the nine months ended December 31, 1996, Holding completed an offering of Holding Common Stock to certain members of management and key employees of the Company. As of December 31, 1996, the Company had issued 111,900 shares of Holding Class A Common Stock to Management Investors at fair value for gross cash proceeds of $11.2 million. During 2000, the Company issued 5,000 shares of additional Redeemable Common Stock to Management Investors at fair value for gross cash proceeds of $0.6 million. The common stock held by Management Investors is mandatorily redeemable at fair market value as determined by the Executive Committee of the Board of Directors and in certain circumstances the Management Investors can require the Company to repurchase the Holding Class A Common Stock. These shares are classified as Redeemable Common Stock on the Consolidated Balance Sheets and are carried at their redemption value at December 31, 2000. Accordingly, during 2000 and 1999, the Company recorded a charge to Capital in Excess of Par Value of $0.3 million and $0.9 million, respectively, due to a change in the redemption value from the beginning of the year compared to the end of the year as determined considering a wide variety of factors including a valuation report from an independent outside firm and approved by the Executive Committee of the Board of Directors. During 2000 and 1999, the Company repurchased 450 and 29,270 shares of Redeemable Common Stock at a weighted average price of $106.67 per share and $92.70 per share, respectively.

     In connection with the issuance of Redeemable Common Stock to Management Investors, the Company has guaranteed loans, with full recourse, from a bank to certain Management Investors totaling approximately $0.7 million and $1.1 million at December 31, 2000 and 1999, respectively.

NOTE 12 -- NONREDEEMABLE COMMON STOCK

     On March 27, 1996, Holding completed an offering of 7,000,000 shares of Class A Common Stock with a par value of $0.01 per share to certain institutional investors for $700 million. Total Class A Common Stock authorized for issuance at December 31, 2000 was 9,000,000 shares, of which amount 7,067,180 shares were outstanding, including 67,180 shares issued to Management Investors as Redeemable Common Stock (see Note 11). Also on March 27, 1996, Holding completed an offering of 500,000 shares of Class B Common Stock with a par value of $0.01 per share to an institutional investor for $50 million. Total Class B Common Stock, which is non-voting, authorized for issuance at December 31, 2000 was 3,000,000 shares, of which 500,000 shares were outstanding.

                            RIVERWOOD HOLDING, INC.

NOTE 13 -- STOCK INCENTIVE PLANS

     In 1996, the Company developed a Long-Term Incentive Plan (LTP) designed to provide certain key executives and management options to purchase shares of redeemable Class A Common Stock. Additionally, in 1999 the Company developed a Supplemental Long-Term Incentive Plan (SLTP) to provide additional options to certain key executives and management. The following table summarizes information pertaining to options outstanding and exercisable at December 31, 2000:

                                                    GRANTED                             EXERCISABLE
                                                    WEIGHTED                             WEIGHTED
                                                    AVERAGE                               AVERAGE
                                        NUMBER      EXERCISE    VESTING     NUMBER       EXERCISE
PLAN GRANT DATE                       OUTSTANDING    PRICE     REFERENCE  EXERCISABLE      PRICE
------------------------------------  -----------   --------   ---------  -----------   -----------
LTP        November 2000............      8,000      $  115       (1)            --       $   --
SLTP       November 2000............      5,000         115       (2)         1,667          115
SLTP       May-Dec, 1999............    185,500         100       (3)        84,198          100
LTP        June-Dec, 1999...........     50,800         100       (4)         7,240          100
LTP        August 1998..............     22,500         100       (5)         7,200          100
LTP        March 1997...............    225,000          75       (6)       130,164           75
LTP        June 1996................     68,410         100       (7)        46,928          100
                                        -------      ------                 -------       ------
               Total................    565,210      $90.39                 277,397       $88.36
                                        =======      ======                 =======       ======

---------------

Notes:

(1) Options vest in five equal annual installments on the first five anniversaries of the date of grant, subject to continuous employment.
(2) Options vest based upon a range of certain financial goals for two years. Each year, the vesting starts at 30% for achievement of a minimum financial target, and increases to a maximum of 50% per year, prorated on a straight-line basis for achievement of certain results above the minimum. Those options which do not vest in this period will vest, assuming the employee is still employed, nine years and six months following the date of grant.
(3) Options vest based upon a range of certain financial goals over the next three years. Each year, the vesting starts at 20% for achievement of a minimum financial target, and increases to a maximum of 33 1/3% per year, prorated on a straight-line basis for achievement of certain financial results above the minimum. Those options which do not vest in this three-year period, will vest, assuming the employee is still employed at the Company, on December 31, 2008.
(4) 36,200 of the options will vest in five equal annual installments on each of the first five anniversaries of the date of grant, subject to continuous employment. The remaining 14,600 options vest on the date that the Company achieves certain financial targets. Should those options not vest as described above, they will vest assuming the employee is still employed at the Company, nine years and six months following the date of grant.
(5) 15,000 of the options will vest in four annual installments, on each of the first four anniversaries of the date of grant, subject to continuous employment, and the remaining 7,500 options will vest based on achievement of certain financial goals or on February 19, 2008, whichever occurs first.
(6) 112,500 of these options will vest in five annual installments on each of the first five anniversaries of the date of grant, subject to continuous employment, and the remaining 112,500 have accelerated vesting based on achievement of certain financial goals or on September 30, 2006, whichever occurs first.
(7) 58,660 of the options will vest in five equal annual installments on the first five anniversaries of the date of grant, subject to continuous employment. The remaining 9,750 options vest on the date that the Company achieves certain financial targets. Should those options not vest as described above, they will vest

                            RIVERWOOD HOLDING, INC.

NOTE 13 -- STOCK INCENTIVE PLANS -- (CONTINUED) assuming the employee is still employed at the Company, nine years and six months following the date of grant.

     A summary of option activity during the three years ended December 31, 2000 is as follows:

                                                               SHARES    EXERCISE PRICE
                                                              --------   --------------
Outstanding -- December 31, 1997............................   392,643      $  85.67
  Granted...................................................    30,000        100.00
  Exercised.................................................        --            --
  Canceled..................................................   (74,297)      (100.00)
                                                              --------      --------
Outstanding -- December 31, 1998............................   348,346      $  83.85
  Granted...................................................   237,300        100.00
  Exercised.................................................    (6,000)      (100.00)
  Canceled..................................................   (25,736)      (100.00)
                                                              --------      --------
Outstanding -- December 31, 1999............................   553,910      $  89.84
  Granted...................................................    13,000        115.00
  Exercised.................................................        --            --
  Canceled..................................................    (1,700)      (100.00)
                                                              --------      --------
Outstanding -- December 31, 2000............................   565,210      $  90.39
                                                              ========      ========

     The weighted average contractual life of the outstanding options at December 31, 2000, is 7 years. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the Stock Options. Accordingly, the Company recognizes compensation expense for Stock Options when the exercise price is less than the related fair value at the date of grant or when the performance criteria is met. During the years ended December 31, 2000, 1999 and 1998, the Company recognized compensation expense of $1.8 million, $0.7 million, and $1.0 million, respectively, related to Stock Options. Had compensation expense for the Company's grants of Stock Options been determined in accordance with Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company's Net Income (Loss) for the years ended December 31, 2000, 1999, and 1998, would have been approximately $37.8 million, $(57.0) million, and $(141.9) million, respectively. The weighted average fair value of the stock options was estimated to be $30.91 per option on the date of grant for stock options granted in 2000, $28.03 per option on the date of grant for stock options granted in 1999, and $5.54 per option on the date of grant for stock options granted in 1998. The Company used the Black-Scholes option-pricing model to value the Stock Options with the following assumptions: dividend yield of zero, no volatility, risk-free interest rates ranging from 5.304 to 6.75 percent, a zero forfeiture rate and an expected life of 3 to 10 years. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

NOTE 14 -- CURRENCY TRANSLATION ADJUSTMENT

     An analysis of changes in the Cumulative Currency Translation Adjustment included in Shareholders' Equity at December 31 was as follows:

               (IN THOUSANDS OF DOLLARS)                   2000       1999       1998
               -------------------------                 --------   --------   --------
Cumulative currency translation adjustment at beginning
  of period............................................  $(15,431)  $(15,493)  $(14,185)
Currency translation adjustments.......................   (13,620)        62     (1,308)
                                                         --------   --------   --------
                                                         $(29,051)  $(15,431)  $(15,493)
                                                         ========   ========   ========

                            RIVERWOOD HOLDING, INC.

NOTE 15 -- CONTINGENCIES AND COMMITMENTS

     Total rental expense was approximately $11.7 million, $16.6 million, and $14.1 million for the years ended December 31, 2000, 1999, and 1998.

     At December 31, 2000, total commitments of the Company under long-term, non-cancelable contracts were as follows:

                 (IN THOUSANDS OF DOLLARS)
                 -------------------------
2001........................................................  $ 24,858
2002........................................................    22,672
2003........................................................    22,103
2004........................................................    20,291
2005........................................................    20,287
After 2005..................................................    89,552
                                                              --------
                                                              $199,763
                                                              ========

     The Company is committed to compliance with all applicable environmental laws and regulations throughout the world. Environmental law is, however, dynamic rather than static. As a result, costs, which are unforeseeable at this time, may be incurred when new laws are enacted, and when environmental agencies promulgate or revise rules and regulations.

     In late 1993, the U.S. Environmental Protection Agency proposed regulations (generally referred to as the "cluster rules") that would mandate more stringent controls on air and water discharges from the United States pulp and paper mills. The cluster rules were promulgated in April 1998, and the Company estimates the capital spending that may be required to comply with the cluster rules could reach $55 million to be spent at its two U.S. paper mills over a seven-year period that began in 2000.

     In late 1995, the Louisiana Department of Environmental Quality ("DEQ") notified the Predecessor of potential liability for the remediation of hazardous substances at a wood treatment site in Shreveport, Louisiana that the Predecessor or its predecessors previously operated, and at a former oil refinery site in Caddo Parish, Louisiana which is on land that the Company previously owned. In response to these notices, the Company has provided additional information concerning these sites and has commenced its own evaluation of any claims and remediation liabilities for which it may be responsible. Subsequent to receipt in May 1996 of a Special Demand Letter from DEQ to remediate the site in Shreveport, the Company entered into an agreement with DEQ to perform a soil and groundwater investigation at the site. The Company completed this investigation work in 1999 and is in ongoing discussions with DEQ to develop an appropriate remediation plan and exit strategy. In September 1996, the Company received a Special Demand Letter from DEQ to remediate the site in Caddo Parish. The Company performed a waste inventory and treatability study at the site and subsequently met with DEQ in October 1999. On July 6, 2000, the Company and DEQ entered into a Settlement Agreement that describes in detail the remedial actions necessary for the Company to obtain full release of all future liability at this site. The Company has contracted with a vendor to perform the remedial actions as outlined in the Settlement Agreement and the work is currently proceeding. The Company no longer owns the site since transferring the property to another entity on October 22, 2000. The Company anticipates the remedial actions outlined in the Settlement Agreement will be completed during the second quarter of 2001 and, at that time, expects to be relieved of any future liability.

     The Company is involved in environmental remediation projects for certain properties currently owned or operated by the Company, certain properties divested by the Company for which responsibility was retained, and waste sites where waste was shipped by predecessors of the Company or for which the Company might have corporate successor liability. Certain of these projects are being addressed under federal and state statutes, such as the Comprehensive Environmental Response, Compensation and Liability Act and the state

                            RIVERWOOD HOLDING, INC.

NOTE 15 -- CONTINGENCIES AND COMMITMENTS -- (CONTINUED)

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

     The Company is a plaintiff in actions against The Mead Corporation and the R.A. Jones Co. Inc. claiming infringement of the Company's patents for its packaging machines. These actions are in the discovery stage.

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

NOTE 16 -- PENSIONS

U.S. HOURLY AND SALARIED PENSION PLANS

     All of the Company's U.S. hourly union employees are participants in the Company's noncontributory defined benefit hourly plan (the "Hourly plan"). The pension expense of the Hourly plan is based primarily on

                            RIVERWOOD HOLDING, INC.

NOTE 16 -- PENSIONS -- (CONTINUED)

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

(A) PENSION EXPENSE

     The pension expense related to the Hourly plan and Salaried plan consisted of the following:

                                                     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                               2000           1999           1998
-------------------------                           ------------   ------------   ------------
Components of net periodic pension (credit) cost:
  Service cost....................................    $  4,806       $  5,395       $  4,958
  Interest cost...................................      15,444         14,231         13,955
  Expected return on plan assets..................     (22,101)       (20,454)       (18,289)
  Amortizations:
     Prior service cost...........................       1,026          1,023            989
     Actuarial (gain)/loss........................      (2,039)            53            (65)
                                                      --------       --------       --------
  Net periodic pension (credit) cost..............    $ (2,864)      $    248       $  1,548
                                                      ========       ========       ========

     Certain assumptions used in determining the pension expense related to the Hourly plan and Salaried plan were as follows:

                                                     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                        2000           1999           1998
                                                    ------------   ------------   ------------
Assumptions:
  Discount rate...................................      7.50%          6.50%          7.00%
  Rate of increase in future compensation
     levels.......................................      4.50%          4.50%          4.50%
  Expected long-term rate of return on plan
     assets.......................................      8.50%          8.50%          8.50%

                            RIVERWOOD HOLDING, INC.

NOTE 16 -- PENSIONS -- (CONTINUED)

(B) FUNDED STATUS

     The funded status of the Company's U.S. Hourly plan and Salaried plan as of December 31, were as follows:

(IN THOUSANDS OF DOLLARS)                                       2000       1999
-------------------------                                     --------   --------
Change in benefit obligation:
  Benefit obligation at beginning of year...................  $206,445   $224,307
  Service cost..............................................     4,806      5,395
  Interest cost.............................................    15,444     14,231
  Actuarial loss (gain).....................................     6,085    (24,872)
  Amendments................................................     1,423        295
  Benefits paid.............................................   (13,322)   (12,911)
                                                              --------   --------
  Benefit obligation at end of year.........................  $220,881   $206,445
                                                              ========   ========
Change in plan assets:
  Fair value of plan assets at beginning of year............  $266,455   $246,934
  Actual return on plan assets..............................       670     32,406
  Employer contributions....................................        28         26
  Benefits paid.............................................   (13,322)   (12,911)
                                                              --------   --------
  Fair value of plan assets at end of year..................  $253,831   $266,455
                                                              ========   ========
  Plan assets in excess of projected benefit obligation.....  $ 32,950   $ 60,010
  Unrecognized net actuarial gain...........................   (24,055)   (53,610)
  Unrecognized prior service cost...........................     3,105      2,708
                                                              --------   --------
  Net amount recognized.....................................  $ 12,000   $  9,108
                                                              ========   ========
Amounts recognized in the Consolidated Balance Sheets
  consist of:
  Prepaid pension cost......................................  $ 14,468   $ 11,221
  Accrued pension liability.................................    (2,468)    (2,113)
  Net amount recognized.....................................  $ 12,000   $  9,108
Assumptions:
  Discount rate.............................................      7.50%      7.50%
  Rates of increase in future compensation levels...........      4.50%      4.50%

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

                            RIVERWOOD HOLDING, INC.

NOTE 16 -- PENSIONS -- (CONTINUED)

     The pension expense related to the international plans consisted of the following:

                                                     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                               2000           1999           1998
-------------------------                           ------------   ------------   ------------
Components of net periodic pension cost:
  Service cost....................................    $ 1,229        $ 1,647        $ 2,078
  Interest cost...................................      4,697          4,788          5,407
  Expected return on plan assets..................     (5,384)        (5,406)        (6,040)
  Amortizations:
     Actuarial loss...............................         --          1,947          2,236
                                                      -------        -------        -------
  Net periodic pension cost.......................    $   542        $ 2,976        $ 3,681
                                                      =======        =======        =======
Assumptions:
  Discount rate...................................       5.50%          5.50%          5.50%
  Rates of increase in future compensation
     levels.......................................       4.00%          4.00%          4.00%
  Expected long-term rate of return on plan
     assets.......................................       6.00%          6.50%          6.50%

     Approximately 298 employees participate in a multi-employer pension plan that provides defined benefits to employees under certain union-employer organization agreements. Pension expense for this plan was $7.0 million, $4.8 million, and $4.5 million for the years ended December 31, 2000, 1999, and 1998, respectively.

                            RIVERWOOD HOLDING, INC.

NOTE 16 -- PENSIONS -- (CONTINUED)

(B) FUNDED STATUS

     The following table sets forth the funded status of the international pension plans as of December 31:

(IN THOUSANDS OF DOLLARS)                                       2000       1999
-------------------------                                     --------    -------
Change in benefit obligation:
  Benefit obligation at beginning of year...................  $ 93,887    $88,935
  Service cost..............................................     1,229      1,647
  Interest cost.............................................     4,697      4,788
  Plan participants contributions...........................       536        729
  Amendments................................................        --      1,947
  Actuarial loss............................................     4,461      1,907
  Benefits paid.............................................    (3,281)    (6,066)
                                                              --------    -------
  Benefit obligation at end of year.........................  $101,529    $93,887
                                                              ========    =======
Change in plan assets:
  Fair value of plan assets at beginning of year............  $ 96,784    $84,923
  Actual return on plan assets..............................       490     13,706
  Employer contributions....................................     2,474      3,492
  Plan participants contributions...........................       536        729
  Benefits paid.............................................    (3,281)    (6,066)
                                                              --------    -------
  Fair value of plan assets at end of year..................  $ 97,003    $96,784
                                                              ========    =======
  Plan assets (less than) in excess of projected benefit
     obligation.............................................  $ (4,526)   $ 2,897
  Unrecognized net actuarial loss/(gain)....................     5,909     (3,656)
                                                              --------    -------
  Net amount recognized.....................................  $  1,383    $  (759)
                                                              ========    =======
Amounts recognized in the Consolidated Balance Sheets
  consist of:
  Prepaid pension cost......................................  $  1,383    $    --
  Accrued pension liability.................................  $     --    $  (759)
  Net amount recognized.....................................  $  1,383    $  (759)
Assumptions:
  Discount rate.............................................      5.50%      5.50%
  Rates of increase in future compensation levels...........      4.00%      4.00%

     As of December 31, 2000 and 1999, accrued retirement contributions for the international pension plans included in Compensation and employee benefits on the Consolidated Balance Sheets were $3.0 million and $2.9 million, respectively.

VOLUNTARY SAVINGS AND DEFINED CONTRIBUTION PLANS

     The Company provides voluntary savings plans for eligible U.S. employees. Employees may make contributions of up to 16 percent of their compensation (6 percent pretax and 10 percent after tax). The Company matches 3 percent and may match up to a total of 6 percent of the eligible compensation, depending on the Company's performance.

     Contributions to these plans for the years ended December 31, 2000, 1999, and 1998 were $2.3 million, $2.4 million, and $2.7 million, respectively.

     Accrued savings plan contributions included in Compensation and employee benefits on the Consolidated Balance Sheets were $0.1 million and $1.7 million at December 31, 2000 and 1999, respectively.

                            RIVERWOOD HOLDING, INC.

NOTE 17 -- OTHER POSTRETIREMENT BENEFITS

     The Company sponsors defined benefit postretirement health care plans that provide medical and life insurance coverage to eligible salaried and hourly retired U.S. employees and their dependents. The base level of medical coverage is provided to the retiree at no cost. No postretirement medical benefits are offered to salaried employees who began employment after December 31, 1993.

     The other postretirement benefits expense consisted of the following:

                                                 YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
          (IN THOUSANDS OF DOLLARS)                 2000            1999            1998
          -------------------------             ------------    ------------    ------------
Service cost..................................     $  255          $  291          $  291
  Interest cost...............................      1,645           1,663           1,638
  Amortizations:
     Prior service cost.......................       (162)           (162)           (147)
     Actuarial loss...........................        124             184             119
                                                   ------          ------          ------
  Net periodic pension cost...................     $1,862          $1,976          $1,901
                                                   ======          ======          ======
Assumptions:
  Discount rate...............................        7.5%            6.5%            7.0%
  Initial health care cost trend rate.........        5.5%            5.5%            5.9%
  Ultimate health care cost trend rate*.......        4.5%            4.5%            5.5%
  Ultimate year*..............................       2001            2001            2000

---------------

* The salaried plan's cost is capped beginning in 1999.

                            RIVERWOOD HOLDING, INC.

NOTE 17 -- OTHER POSTRETIREMENT BENEFITS -- (CONTINUED)

     The accrued postretirement benefit obligation at December 31 was as follows:

(IN THOUSANDS OF DOLLARS)                                       2000       1999
-------------------------                                     --------   --------
Change in benefit obligation:
  Benefit obligation at beginning of year...................  $ 24,242   $ 24,745
  Service cost..............................................       255        291
  Interest cost.............................................     1,645      1,663
  Actuarial (Gain) / loss...................................      (564)       141
  Assumptions...............................................       176         --
  Benefits paid.............................................    (3,051)    (2,598)
                                                              --------   --------
  Benefit obligation at end of year.........................  $ 22,703   $ 24,242
                                                              ========   ========
  Fair value of plan assets at end of year..................        --         --
                                                              --------   --------
  Accumulated postretirement benefit obligation in excess of plan assets............................................  $(22,703)  $(24,242)
  Unrecognized net actuarial loss...........................       860      1,685
  Unrecognized prior service credit.........................    (1,838)    (2,000)
                                                              --------   --------
          Total accrued postretirement benefit obligation...  $(23,681)  $(24,557)
                                                              ========   ========
Assumptions:
  Discount rate.............................................      7.50%      7.50%
  Initial health care cost trend rate.......................      7.50%      5.50%
  Ultimate health care cost trend rate*.....................      5.00%      4.50%
  Ultimate year*............................................      2006       2001

                                                              1 PERCENTAGE     1 PERCENTAGE
                                                             POINT INCREASE   POINT DECREASE
                                                             --------------   --------------
Health care trend rate sensitivity:
  Effect on total of interest and service cost
     components............................................       $ 24            $ (20)
  Effect on year-end postretirement benefit obligation.....       $224            $(200)

---------------
* The salaried plan's cost is capped beginning in 1999.

NOTE 18 -- IMPAIRMENT LOSS

     The Company recorded an impairment loss of $15.7 million in 1998 due to a write-down of packaging machines in accordance with SFAS 121. The fair value of the machines was determined based on discounted expected future lease revenues and estimated disposition proceeds.

NOTE 19 -- FOREIGN CURRENCY MOVEMENT EFFECT

     Net international currency transaction gains included in determining Income from Operations for the years ended December 31, 2000, 1999, and 1998 were $0.3 million, $1.9 million, and $0.9 million, respectively.

                            RIVERWOOD HOLDING, INC.

NOTE 20 -- INCOME TAXES

     The U.S. and international components of Income/(Loss) before Income Taxes and Equity in Net Earnings of Affiliates consisted of the following:

                                                     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                               2000           1999           1998
-------------------------                           ------------   ------------   ------------
U.S. .............................................    $30,274        $(53,190)     $(131,888)
International.....................................      9,778          (4,655)       (17,190)
                                                      -------        --------      ---------
Income (Loss) before Income Taxes and Equity in
  Net Earnings of Affiliates......................    $40,052        $(57,845)     $(149,078)
                                                      =======        ========      =========

     The provisions for Income Tax Expense (Benefit) on Income/(Loss) before Income Taxes and Equity in Net Earnings of Affiliates consisted of the following:

                                                     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                               2000           1999           1998
-------------------------                           ------------   ------------   ------------
Current:
  U.S. Federal....................................     $  850         $   --        $    --
  U.S. State and Local............................       (768)         1,787           (960)
  International...................................      2,927          2,149          2,526
                                                       ------         ------        -------
Total Current.....................................      3,009          3,936          1,566
                                                       ------         ------        -------
Deferred:
  U.S. ...........................................         --             --             --
  International...................................         --             --         (2,183)
                                                       ------         ------        -------
Total Deferred....................................         --             --         (2,183)
                                                       ------         ------        -------
  Income Tax Expense (Benefit)....................     $3,009         $3,936        $  (617)
                                                       ======         ======        =======

     A reconciliation of Income Tax Expense (Benefit) on Income/(Loss) before Extraordinary Item and Cumulative Effect of a Change in Accounting including Equity in Net Earnings of Affiliates at the federal statutory rate of 35% compared with the Company's actual Income Tax Expense (Benefit) is as follows:

                                                     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                               2000           1999           1998
-------------------------                           ------------   ------------   ------------
Income tax (benefit) at U.S. statutory rate.......    $ 15,193       $(17,757)      $(49,322)
U.S. federal taxes -- AMT.........................         850             --             --
U.S. state and local tax (benefit)................        (768)         1,787           (960)
Limitation on use of U.S. net operating losses....     (11,771)        16,128         44,102
International tax rate differences................      (1,637)         2,850          5,674
Foreign withholding tax...........................       1,142            928             --
Other, net........................................          --             --           (111)
                                                      --------       --------       --------
Income Tax Expense (Benefit)......................    $  3,009       $  3,936       $   (617)
                                                      ========       ========       ========

                            RIVERWOOD HOLDING, INC.

NOTE 20 -- INCOME TAXES -- (CONTINUED)
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, were as follows:

(IN THOUSANDS OF DOLLARS)                                       2000        1999
-------------------------                                     ---------   ---------
Property, plant and equipment...............................  $(263,786)  $(273,221)
Other.......................................................     (2,014)    (20,229)
                                                              ---------   ---------
  Gross deferred tax liabilities............................  $(265,800)  $(293,450)
                                                              ---------   ---------
Net operating loss carryforwards............................    426,469     439,277
Other.......................................................      6,955      58,214
                                                              ---------   ---------
  Gross deferred tax assets.................................    433,424     497,491
                                                              ---------   ---------
Valuation allowance.........................................   (174,859)   (214,911)
                                                              ---------   ---------
  Net deferred tax liability................................  $  (7,235)  $ (10,870)
                                                              =========   =========

     The Company has determined that, as of both December 31, 2000 and 1999, it is more likely than not that no net deferred tax assets will be realized. The valuation allowance of $174.9 million at December 31, 2000 is maintained on net deferred tax assets for which the Company has not determined that realization is more likely than not.

     The U.S. federal net operating loss carryforward amount totals $998.3 million, and expires in 2012, 2013, 2019, and 2020 in the amounts of $85.0 million, $421.5 million, $295.0 million, and $196.8 million, respectively. International net operating loss carryforward amounts total $60.3 million of which $10.9 million expire through 2010 and $49.4 million have no expiration date.

     Undistributed earnings intended to be reinvested indefinitely by the international subsidiaries totaled approximately $24.8 million at December 31, 2000. No U.S. deferred income tax has been recorded on these undistributed earnings.

NOTE 21 -- EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT

     On October 3, 2000, the Company completed the sale of its 50 percent investment in Igaras (see Note 10). The Company applied $120 million and $25 million of the sale proceeds to its 2001 and 2002 term loan maturities under the Term Loan Facility, respectively. The Company recognized a loss on the early extinguishment of debt of approximately $2.1 million in the fourth quarter of 2000.

NOTE 22 -- SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest and cash paid (received), net of refunds, for income taxes was as follows:

                                                     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                               2000           1999           1998
-------------------------                           ------------   ------------   ------------
Interest..........................................    $173,180       $169,623       $166,886
                                                      ========       ========       ========
Income Taxes......................................    $  5,780       $ (5,293)      $ (8,310)
                                                      ========       ========       ========

                            RIVERWOOD HOLDING, INC.

NOTE 23 -- RESTRUCTURING ACTIVITIES

     In connection with the global restructuring program initiated in the fourth quarter of 1998, the Company is reducing its European workforce by approximately 300 employees and is implementing other initiatives designed to improve productivity and profitability across the global organization. The initial cost of this program was approximately $25.6 million of which approximately $0.8 million was used in December 1998 and related to severance payments. The following table provides information that details payments on this restructuring plan since December 31, 1998:

                                                                       OTHER
(IN THOUSANDS OF DOLLARS)                                SEVERANCE   EXIT COSTS    TOTAL
-------------------------                                ---------   ----------   --------
Balance at 12/31/98....................................  $ 21,205     $ 3,537     $ 24,742
Charges against accrual in 1999........................   (11,527)       (791)     (12,318)
                                                         --------     -------     --------
Balance at 12/31/99....................................     9,678       2,746       12,424
Net charges against accrual in 2000....................    (6,669)     (2,499)      (9,168)
                                                         --------     -------     --------
Balance at 12/31/00....................................  $  3,009     $   247     $  3,256
                                                         ========     =======     ========

     During 2000, the Company substantially completed the restructuring plan and reduced the reserve by $4.8 million. In addition, $2.2 million of new restructuring activities aligned with the overall objectives of the initial plan were completed in 2000. The Company anticipates completing this program during the first six months of 2001.

     As of December 31, 2000, the Company has reduced its European workforce related to the 1998 restructuring by approximately 240 employees.

     In connection with the and following the Merger, the Company decided to exit certain businesses and operating activities, including the sale or closure of the Company's last dedicated folding carton converting plant in the United States, located in Kankakee, Illinois, packaging machinery manufacturing plants in Marietta, Georgia and Koln, Germany, a beverage multiple packaging converting plant in Bakersfield, California and the trucking transportation operations in West Monroe, Louisiana, as well as the consolidation and realignment of certain operations in the United States, Australia and Europe. The cost of exiting these businesses and operating activities was approximately $38.6 million which was accrued during 1996 as a purchase accounting adjustment. The costs related principally to the severance of approximately 750 employees, relocation and other plant closure costs. During 2000 and 1999, $0.1 million and $2.5 million, respectively, was utilized and charged against the accrual primarily related to severance and exit costs; $1.9 million was recorded as a reduction to the restructuring reserve and to Goodwill in 2000. At December 31, 2000 and 1999, $0.3 million and $2.3 million of this total was included in Other accrued liabilities in the Consolidated Balance Sheets, respectively, and is expected to be paid out through 2001.

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

NOTE 24 -- BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

     The Company reports its results in two business segments: Coated Board and Containerboard. These segments are evaluated by the chief operating decision maker based primarily on income from operations and

                            RIVERWOOD HOLDING, INC.

NOTE 24 -- BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION -- (CONTINUED)

EBITDA. The Coated Board business segment includes the production and sale of coated board for beverage carrierboard and folding cartons from its West Monroe, Louisiana and Macon, Georgia mills and from its mill in Sweden; carton converting facilities in the United States, Europe and Australia (through the date of sale -- see Note 23); and the design, manufacture and installation of packaging machinery related to the assembly of beverage cartons. The Containerboard business segment includes the production and sale of linerboard, corrugating medium and kraft paper from paperboard mills in the United States.

     The Company's four separate geographic areas are the United States, Central/South America, Europe and Asia-Pacific. The United States area includes paper mills, beverage and folding carton plants, and packaging machinery facilities. The Central/South America area includes a beverage and folding carton plant. The Europe area includes a coated recycled paperboard mill, beverage and folding carton plants and a packaging machinery facility. The Asia-Pacific area includes beverage and folding carton plants.

     Business segment information is as follows:

                                                         YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                        DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                                   2000            1999            1998
-------------------------                               ------------    ------------    ------------
NET SALES:
Coated Board..........................................   $1,011,822      $1,010,068      $1,055,270
Containerboard........................................      116,861         102,643          80,299
                                                         ----------      ----------      ----------
                                                         $1,128,683      $1,112,711      $1,135,569
                                                         ==========      ==========      ==========
INCOME FROM OPERATIONS:
Coated Board..........................................   $  161,372      $  151,453      $   78,752
Containerboard........................................        5,183         (10,235)        (23,682)
Corporate(A)..........................................       53,934         (20,755)        (27,392)
                                                         ----------      ----------      ----------
                                                         $  220,489      $  120,463      $   27,678
                                                         ==========      ==========      ==========
EBITDA:
Coated Board..........................................   $  286,039      $  269,509      $  225,191
Containerboard........................................       20,518           7,000          (8,965)
Corporate and Eliminations............................       (6,523)         (3,034)        (12,768)
                                                         ----------      ----------      ----------
                                                         $  300,034      $  273,475      $  203,458
                                                         ==========      ==========      ==========
CAPITAL EXPENDITURES:
Coated Board..........................................   $   57,669      $   42,505      $   36,151
Containerboard........................................        3,231           3,782           2,680
Corporate.............................................        1,162          19,731           9,720
                                                         ----------      ----------      ----------
                                                         $   62,062      $   66,018      $   48,551
                                                         ==========      ==========      ==========
DEPRECIATION AND AMORTIZATION:
Coated Board..........................................   $  123,893      $  120,991      $  130,368
Containerboard........................................       17,252          18,068          16,404
Corporate.............................................        2,396           3,538            (257)
                                                         ----------      ----------      ----------
                                                         $  143,541      $  142,597      $  146,515
                                                         ==========      ==========      ==========

                            RIVERWOOD HOLDING, INC.

NOTE 24 -- BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION -- (CONTINUED)

(IN THOUSANDS OF DOLLARS)                                   2000          1999          1998
-------------------------                                ----------    ----------    ----------
IDENTIFIABLE ASSETS AT DECEMBER 31:
Coated Board(B)........................................  $1,734,802    $1,824,297    $1,915,662
Containerboard(B)......................................     287,335       293,852       256,485
Corporate(C)...........................................      99,220       244,993       245,454
                                                         ----------    ----------    ----------
                                                         $2,121,357    $2,363,142    $2,417,601
                                                         ==========    ==========    ==========

     Business geographic area information is as follows:

                                                         YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                        DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                                   2000            1999            1998
-------------------------                               ------------    ------------    ------------
NET SALES:
United States.........................................   $  910,294      $  897,891      $  877,323
Central/South America.................................       15,404           6,587           5,966
Europe................................................      195,925         220,291         245,679
Asia Pacific..........................................       96,557          81,473          84,786
Eliminations(D).......................................      (89,497)        (93,531)        (78,185)
                                                         ----------      ----------      ----------
                                                         $1,128,683      $1,112,711      $1,135,569
                                                         ==========      ==========      ==========
INCOME FROM OPERATIONS:
Unites States.........................................   $  195,074      $  131,070      $   58,726
Central/South America.................................         (925)         (1,954)         (2,989)
Europe................................................       12,030          (2,779)        (19,712)
Asia Pacific..........................................        7,668           4,707          (6,978)
Eliminations(D).......................................        6,642         (10,581)         (1,369)
                                                         ----------      ----------      ----------
                                                         $  220,489      $  120,463      $   27,678
                                                         ==========      ==========      ==========

(IN THOUSANDS OF DOLLARS)                                  2000          1999           1998
-------------------------                               ----------    -----------    ----------
IDENTIFIABLE ASSETS AT DECEMBER 31:
United States.........................................  $1,805,760    $ 1,904,349    $1,933,592
Central/South America.................................      35,851         10,803         9,852
Europe................................................     142,502        165,799       177,700
Asia -- Pacific.......................................      38,569         36,228        48,559
Corporate(C)..........................................      99,220        244,993       245,454
Eliminations(D).......................................        (545)           970         2,444
                                                        ----------    -----------    ----------
                                                        $2,121,357    $ 2,363,142    $2,417,601
                                                        ==========    ===========    ==========

---------------
Notes:

(A) Primarily consists of unallocated general corporate expenses and the gain on the sale of Igaras (see NOTE 6) in 2000.

(B) Certain mill assets are allocated based on production.

(C) Corporate assets are principally the equity investment in Igaras (up to the date of sale), (see NOTE 6), cash and equivalents, prepaid pension costs and other prepayments, deferred loan costs, deferred tax assets and a portion of property, plant and equipment.

(D) Represents primarily the elimination of intergeographic sales and profits from transactions between the Company's U.S., Europe, Asia-Pacific and Central/South America operations.

                            RIVERWOOD HOLDING, INC.

NOTE 25 -- RELATED PARTY TRANSACTIONS

     On November 18, 1999, the Company loaned $5.0 million to a principal employee in a non-interest bearing note due March 26, 2002. At December 31, 2000 and 1999 this receivable was included in Other Assets on the Consolidated Balance Sheet.

     The Company receives certain management services provided by Clayton, Dubilier and Rice, Inc. ("CD&R"), an affiliate of an equity investor in the Company. Charges for such services, including reimbursement of expenses, totaled approximately $0.6 million, $0.6 million, and $0.7 million for the years ended December 31, 2000, 1999, and 1998, respectively, and were included in operating expenses in the Consolidated Statements of Operations.

                            RIVERWOOD HOLDING, INC.

                       SELECTED QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)

     Results of operations for the four quarters of 2000 and 1999 are shown below:

                                                                    (LOSS) INCOME
                                                         INCOME        BEFORE
                                  NET        GROSS        FROM      EXTRAORDINARY        NET
  (IN THOUSANDS OF DOLLARS)      SALES       PROFIT    OPERATIONS       ITEM        (LOSS) INCOME
  -------------------------    ----------   --------   ----------   -------------   -------------
(QUARTER)
---------
2000
First........................  $  270,229   $ 58,301    $ 24,096      $(21,163)       $(21,163)
Second.......................     304,522     72,933      43,349        (3,655)         (3,655)
Third........................     278,501     66,147      37,543        (9,297)         (9,297)
Fourth(A)(C).................     275,431     71,130     115,501        74,514          72,397
                               ----------   --------    --------      --------        --------
          Total..............  $1,128,683   $268,511    $220,489      $ 40,399        $ 38,282
                               ==========   ========    ========      ========        ========
1999
First........................  $  255,867   $ 48,108    $ 18,871      $(26,479)       $(26,479)
Second.......................     299,497     66,080      35,254        (9,933)         (9,933)
Third........................     268,694     57,477      31,733       (13,713)        (13,713)
Fourth(B)....................     288,653     69,076      34,605        (4,546)         (4,546)
                               ----------   --------    --------      --------        --------
          Total..............  $1,112,711   $240,741    $120,463      $(54,671)       $(54,671)
                               ==========   ========    ========      ========        ========

---------------

Notes:
(A) During the fourth quarter of 2000, the Company recorded a credit of $7.0 million related to a LIFO inventory valuation. The net credit relating to LIFO inventory valuation for the year ended December 31, 2000, was $7.3 million.
(B) During the fourth quarter of 1999, the Company recorded a credit of $5.5 million related to a LIFO inventory valuation. No LIFO adjustments were made during the first three quarters of 1999.
(C) On October 3, 2000, the Company completed the sale of the jointly-held subsidiary Igaras and recognized a gain of approximately $70.9 million in accordance with the sale (see Note 6 in Notes to the Consolidated Financial Statements). During the fourth quarter of 2000, the Company recorded a non-cash extraordinary charge to earnings of approximately $2.1 million, net of tax of $0, related to the write-off of the applicable portion of deferred debt issuance costs (see Note 21 in Notes to the Consolidated Financial Statements).

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

     The consolidated financial statements prepared by Management have been audited in accordance with generally accepted auditing standards by Deloitte & Touche LLP (for the years ended December 31, 2000, 1999, and 1998), Independent Auditors, whose report is also presented.

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

     Oversight of Management's financial reporting and internal accounting control responsibilities is exercised by the Board of Directors through the Audit Committee, which consists solely of outside directors. The Audit Committee meets at least quarterly with financial management and the Independent Auditors to review how each is carrying out its responsibilities and to discuss matters concerning auditing, internal accounting control and financial reporting. The Independent Auditors have free access to meet with the Audit Committee without Management's presence.

Stephen Humphrey                               Daniel J. Blount
Chief Executive Officer                        Senior Vice President
and President                                  and Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors of Riverwood Holding, Inc.:

     We have audited the accompanying consolidated balance sheets of Riverwood Holding, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement Schedule listed in the Index at Item 14. These consolidated financial statements and financial statement Schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement Schedule based on our audits. We did not audit the financial statements of Igaras Papeis e Embalagens S.A. (Igaras), the Company's investment in which is accounted for by use of the equity method. The Company's equity in Igaras' net assets of $140,693,000 at December 31, 1999 and in Igaras' net income of $5,177,000 and $5,873,000, the years ended December 31, 1999 and 1998, respectively, are included in the accompanying consolidated financial statements. The financial statements of Igaras were audited by other auditors whose report have been furnished to us, and our opinion, insofar as it relates to the amounts included for Igaras, is based on the report of such other auditors.

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

     In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Riverwood Holding, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement Schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 16, 2001

                        IGARAS PAPEIS E EMBALAGENS S.A.

                           CONSOLIDATED BALANCE SHEET
                            AS OF DECEMBER 31, 1999
                          (IN THOUSANDS OF US DOLLARS)

ASSETS
Current Assets:
  Cash and Cash Equivalents.................................  $  2,223
  Trade Accounts Receivable (less Allowance for Doubtful
     Accounts of $605)......................................    26,708
  Inventories...............................................    27,201
  Prepaid Income Tax........................................     2,300
  Other Assets..............................................     1,027
                                                              --------
          Total Current Assets..............................    59,459
Property, Plant and Equipment, Net..........................   414,145
Deferred Income Taxes.......................................    11,069
Other Noncurrent Assets.....................................     5,734
                                                              --------
          Total Assets......................................  $490,407
                                                              ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        IGARAS PAPEIS E EMBALAGENS S.A.

                            AS OF DECEMBER 31, 1999
                          (IN THOUSANDS OF US DOLLARS)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term Debt.............................................  $ 41,261
Current Portion of Long-term Debt...........................    19,540
  Accounts Payable, Trade...................................    14,113
  Other Accrued Liabilities.................................    17,810
                                                              --------
          Total Current Liabilities.........................    92,724
Long-term Debt, less Current Portion........................    67,936
Accrued Pension.............................................     3,338
Deferred Income Taxes.......................................    12,081
Other Noncurrent Liabilities................................     7,754
                                                              --------
          Total Liabilities.................................   183,833
                                                              --------
Contingencies and Commitments (Note 9)
SHAREHOLDERS' EQUITY
Preferred Stock:
  Class A (No Par Value; 32 Shares Authorized, Issued and
     Outstanding in 1999)...................................        --
  Class B (No Par Value; No Shares Authorized, Issued and
     Outstanding in 1999)...................................        --
Common Stock (No Par Value; 167,309,968 Shares Authorized,
  Issued and Outstanding in 1999)...........................   170,984
Retained Earnings...........................................   135,590
                                                              --------
          Total Shareholders' Equity........................   306,574
                                                              --------
          Total Liabilities and Shareholders' Equity........  $490,407
                                                              ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        IGARAS PAPEIS E EMBALAGENS S.A.

                       CONSOLIDATED STATEMENTS OF INCOME
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                              FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Net Sales...................................................  $202,156    $257,026
Cost of Sales...............................................   165,911     205,047
Selling, General and Administrative Expenses................    17,956      25,412
Translation (Loss) or Gain, Net.............................    (1,337)        631
Other Expense, Net..........................................    (1,160)     (3,757)
                                                              --------    --------
Income from Operations......................................    15,792      23,441
Interest Income.............................................       910       2,838
Interest Expense............................................    17,222      10,769
                                                              --------    --------
(Loss) Income before Income Taxes...........................      (520)     15,510
Current Income Tax Expense..................................        12         686
Income Tax (Credit) Expense.................................   (10,886)      3,077
                                                              --------    --------
Net Income..................................................  $ 10,354    $ 11,747
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        IGARAS PAPEIS E EMBALAGENS S.A.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                               FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
Cash Flows from Operating Activities:
  Net Income................................................  $  10,354    $  11,747
  Noncash Items Included in Net Income:
     Depreciation, Amortization and Cost of Timber
      Harvested.............................................     40,025       27,462
     Deferred Income Taxes Expense (Credit).................    (10,886)       3,077
     Other..................................................         --          378
  (Increase) Decrease in Current Assets:
     Accounts Receivable....................................      5,360       (4,705)
     Inventories............................................      4,724       (1,270)
     Prepaid Income Taxes...................................       (323)      (1,967)
     Other Assets...........................................      5,013         (534)
  Increase (Decrease) in Current Liabilities:
     Accounts Payable.......................................     (2,831)       4,876
     Other Accrued Liabilities..............................      1,315        3,072
  Increase (Decrease) in Other Noncurrent Liabilities.......       (335)       2,838
                                                              ---------    ---------
Net Cash Provided by Operating Activities...................     52,416       44,974
                                                              ---------    ---------
Cash Flows from Investing Activities:
  Purchases of Property, Plant and Equipment................    (15,207)    (116,288)
  Proceeds from Sales of Property, Plant and Equipment......        661        2,402
  (Increase) Decrease in Other Noncurrent Assets............      3,152       (1,631)
                                                              ---------    ---------
Net Cash Used in Investing Activities.......................    (11,394)    (115,517)
                                                              ---------    ---------
Cash Flows from Financing Activities:
  Proceeds from Long-term Debt..............................     22,749       71,292
  Proceeds from Short-term Debt.............................     38,056       54,963
  Payments on Short-term Debt...............................   (102,714)     (73,605)
  Dividends.................................................     (7,383)     (11,708)
                                                              ---------    ---------
Net Cash (Used in) Provided by Financing Activities.........    (49,292)      40,942
                                                              ---------    ---------
Net Increase (Decrease) in Cash and Cash Equivalents........     (8,270)     (29,601)
Cash and Cash Equivalents at Beginning of Period............     10,493       40,094
                                                              ---------    ---------
Cash and Cash Equivalents at End of Period..................  $   2,223    $  10,493
                                                              =========    =========
Supplemental Disclosure of Cash Flow Information:
  Cash Paid during the Year for:
     Income Taxes...........................................  $      12    $   1,967
                                                              =========    =========
     Interest...............................................  $  21,039    $  17,849
                                                              =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                        IGARAS PAPEIS E EMBALAGENS S.A.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         (IN THOUSANDS OF U.S. DOLLARS)

                                          PREFERRED STOCK                                  TOTAL
                                         ------------------     COMMON     RETAINED    SHAREHOLDERS'
                                         CLASS A    CLASS B     STOCK      EARNINGS       EQUITY
                                         -------    -------    --------    --------    -------------
Balances at December 31, 1997..........                        $170,984    $132,580      $303,564
Net Income.............................    --         --             --      11,747        11,747
Dividends of $0.070 per Share on Common
  Stock................................    --         --             --     (11,708)      (11,708)
                                            --         --      --------    --------      --------
Balances at December 31, 1998..........                         170,984     132,619       303,603
Net Income.............................    --         --                     10,354        10,354
Dividends of $0.044 per Share on Common
  Stock................................    --         --                     (7,383)       (7,383)
                                            --         --      --------    --------      --------
Balances at December 31, 1999..........                        $170,984    $135,590      $306,574
                                            ==         ==      ========    ========      ========

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

                                 BALANCE SHEETS

     Inventories, prepaid expenses, property, plant and equipment advances for energy supply and shareholders' equity were translated at historical exchange rates. All other assets and liabilities were translated at the year-end Brazilian Real/U.S. dollar exchange rates of R$1.7890 for 1999.

                            STATEMENTS OF OPERATIONS

     Cost of sales, depreciation, cost of timber harvested and amortization of other assets translated at historical exchange rates. All other income and expense items were translated at average exchange rates for the period.

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

(C) Cash and Cash Equivalents

     Cash and cash equivalents include time deposits, certificates and receipts of deposits and other marketable securities with original maturities of three months or less, and are denominated in Brazilian reals.

(D) Inventories

     Inventories are stated at average cost, which is lower than market.

(E) Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Cost includes capitalized interest incurred during the construction phase. In 1999 and 1998, $912,000 and $9,060,000 of interest expense were capitalized, respectively.

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

NOTE 2  EXPORT SALES

     Export sales by geographic area were as follows:

                                                           FOR THE YEARS ENDED
                                                               DECEMBER 31,
                                                           --------------------
                                                             1999        1998
                                                           --------    --------
                                                             (IN THOUSANDS OF
                                                              U.S. DOLLARS)
                                                           --------------------
Europe...................................................  $13,181     $12,123
  Asia -- Africa.........................................   12,294       6,379
  Latin America, Other than Brazil.......................   31,266      24,959
                                                           -------     -------
          Total Export Sales.............................  $56,741     $43,461
                                                           =======     =======

                        IGARAS PAPEIS E EMBALAGENS S.A.

     The remaining net sales for each of the periods presented were to customers, which were not concentrated in any specific region, but were concentrated primarily in the consumer products industry. No single customer accounted for more than 10% of the Company's net sales, and there was no significant accounts receivable from a single customer. The Company reviews a customer's credit history before extending credit. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Bad debt expense was $181,000 and $124,000 for the years ended December 31, 1999 and 1998, respectively.

NOTE 3  INVENTORIES

     The major classes of inventories were as follows at December 31, 1999:

                                                              (IN THOUSANDS OF
                                                               U.S. DOLLARS)
                                                              ----------------
Finished Goods..............................................      $ 1,891
Work-in-process.............................................          673
Raw Materials...............................................       12,742
Maintenance Materials and Other Supplies....................       14,120
Less: Reserve for Obsolete and Slow-moving Inventory........       (2,225)
                                                                  -------
                                                                  $27,201
                                                                  =======

NOTE 4  PROPERTY, PLANT AND EQUIPMENT

     The components of property, plant and equipment were as follows at December 31, 1999:

                                                              (IN THOUSANDS OF
                                                               U.S. DOLLARS)
                                                              ----------------
Land and Land Improvements..................................      $ 12,512
Buildings and Building Equipment............................        56,347
Machinery, Equipment and Vehicles...........................       463,038
Furniture and Fixtures......................................         4,949
Computer Hardware...........................................         5,677
Construction in Progress....................................        11,892
                                                                  --------
                                                                   554,415
Less: Accumulated Depreciation..............................       203,331
                                                                  --------
                                                                   351,084
Timber and Timberlands, less Cost of Timber Harvested.......        63,061
                                                                  --------
                                                                  $414,145
                                                                  ========

                        IGARAS PAPEIS E EMBALAGENS S.A.

NOTE 5  LONG-TERM DEBT

     Long-term debt, denominated substantially in dollars, consisted of the following at December 31, 1999:

                        PRINCIPAL       PERIOD                                                      (IN THOUSANDS
                           DUE        OUTSTANDING               ANNUAL INTEREST RATE               OF U.S. DOLLARS)
                      -------------   -----------   ---------------------------------------------  ----------------
Frances e Brasileiro     Monthly       1994-1999     LIBOR + 2.50% (8.96% at December 31, 1998)        $    --
Frances e Brasileiro     Monthly       1994-1999     LIBOR + 2.50% (9.37% at December 31, 1998)             --
ING Bank                Annually       1997-1999     LIBOR + 0.12% (9.67% at December 31, 1998)             --
ING Bank                Annually       1997-1999     LIBOR + 0.12% (9.67% at December 31, 1998)             --
BNDES                    Monthly       1994-1999    UMBNDES + 1.50% (13.46% at December 31, 1998)           --
BNDES                    Monthly       1997-2000    URTJLP + 6.00% (18.17% at December 31, 1999)            28
BNDES                    Monthly       1995-2000    URTJLP + 6.00% (19.42% at December 31, 1999)           102
BNDES                    Monthly       1995-2000    URTJLP + 6.00% (17.42% at December 31, 1999)           153
BNDES                    Monthly       1996-2001    URTJLP + 6.00% (18.92% at December 31, 1999)           883
Chase                  Triannually     1997-2000    LIBOR DM + 0.12% (6.62% at December 31, 1999)        1,614
Santander             Semi-annually    1997-2001     LIBOR + 0.25% (6.19% at December 31, 1999)            413
Unibanco              Semi-annually    1997-2002     LIBOR + 5.40% (10.43% at December 31, 1999)         2,250
ING Bank                Annually       1997-2001     LIBOR + 1.75% (6.84% at December 31, 1998)             --
BNDES                    Monthly       1997-2007    UMBNDES + 1.50% (10.73% at December 31, 1999)       13,743
BNDES                    Monthly       1997-2007    UMBNDES + 1.50% (10.73% at December 31. 1999)       29,808
Frances                  Monthly       1997-2002    URTJLP + 6.00% (16.92% at December 31, 1999)         1,578
Frances                  Monthly       1997-2002     URTJLP + 6.00% (17.92% at December 31,1999)           387
Unibanco                 Monthly       1997-2002     URTJLP + 6.00% (17.42% at December 31,1999)           322
Unibanco                 Monthly       1997-2002     URTJLP + 6.00% (17.92% at December 31,1999)           314
ING Bank                Annually       1997-1999     LIBOR + 2.12% (8.01% at December 31, 1998)             --
ING Bank                Annually       1997-1999     LIBOR + 0.12% (8.01% at December 31, 1998)             --
EPP -- Credit
  Lyonnais              Annually       1997-1999     LIBOR + 2.00% (7.84% at December 31, 1998)             --
Frances               Semi-annually    1997-2002     LIBOR + 0.37% (5.90% at December 31, 1999)          1,122
Frances                 Annually       1997-1999     LIBOR + 2.75% (8.87% at December 31, 1998)             --
ING Bank                Annually       1998-1999     LIBOR + 0.12% (9.20% at December 31, 1998)             --
Credibanco              Annually       1998-1999     LIBOR + 0.12% (10.31% at December 31, 1998)            --
Real                    Annually       1998-1999     LIBOR + 1.75% (6.84% at December 31, 1998)             --
Real                    Annually       1998-1999     LIBOR + 2.75% (7.84% at December 31, 1998)             --
Real                    Annually       1998-1999     LIBOR + 3.35% (8.44% at December 31, 1998)             --
Real                    Annually       1998-1999     LIBOR + 3.50% (8.59% at December 31, 1998)             --
Real                    Annually       1998-1999     LIBOR + 1.75% (6.84% at December 31, 1998)             --
Real                    Annually       1998-1999     LIBOR + 2.50% (7.14% at December 31, 1998)             --
Real                    Annually       1998-1999     LIBOR + 2.50% (7.59% at December 31, 1998)             --
Unibanco                Annually       1998-2003     LIBOR + 0.50% (6.80% at December 31, 1999)          1,873
Unibanco                Annually       1998-2003     LIBOR + 0.20% (5.70% at December 31, 1999)          2,744
Unibanco                Annually       1998-2003     LIBOR + 1.62% (7.71% at December 31, 1998)             --
Unibanco                Annually       1998-2003     LIBOR + 2.50% (8.66% at December 31, 1998)             --
Unibanco                Annually       1998-2003     LIBOR + 1.37% (7.42% at December 31, 1998)             --
BFB/BNDES                Monthly       1998-2000    URTJLP + 6.00% (16.92% at December 31, 1999)         3,230
BNDES                    Monthly       1998-2000    URTJLP + 6.00% (15.92% at December 31, 1999)        14,433
Credibanco              Annually       1998-2003    URTJLP + 6.00% (16.92% at December 31, 1999)           199
Unibanco                Annually       1998-2003    URTJLP + 6.00% (16.67% at December 31, 1999)         1,489
Chase                   Annually       1998-2000    LIBOR DM + 2.12% (6.64% at December 31, 1999)        1,381

                        IGARAS PAPEIS E EMBALAGENS S.A.

                        PRINCIPAL       PERIOD                                                      (IN THOUSANDS
                           DUE        OUTSTANDING               ANNUAL INTEREST RATE               OF U.S. DOLLARS)
                      -------------   -----------   ---------------------------------------------  ----------------
Credibanco              Annually       1998-1999     LIBOR + 2.70% (8.76% at December 31, 1998)             --
Unibanco              Semi-annually    1999-2003             8.47% at December 31, 1999                  1,012
HSBC                     Monthly       1999-2001     LIBOR + 3.50% (9.16% at December 31, 1999)          5,000
Itau                    Annually       1999-2000             11.80% at December 31, 1999                 2,000
Pinusprev               Annually       1999-2000             19.39% at December 31, 1999                   827
Frances                  Monthly       1999-2004      URTJLP + 6% (16.92% at December 31, 1999)            286
Others                                                                                                     285
                                                                                                       -------
                                                                                                        87,476
Less Current Portion                                                                                    19,540
                                                                                                       -------
                                                                                                       $67,936
                                                                                                       =======

     Long-term debt maturities and expirations of funded long-term working capital commitments at December 31, 1999 were as follows:

                                                               (IN THOUSANDS
                                                              OF U.S. DOLLARS)
                                                              ----------------
2000........................................................      $19,540
2001........................................................       18,321
2002........................................................       12,275
2003........................................................       10,500
2004 - 2008.................................................       26,840
                                                                  -------
                                                                  $87,476
                                                                  =======

     The weighted average interest rate on short-term debt approximated 10% at December 31, 1999.

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

NOTE 6  OTHER ACCRUED LIABILITIES

     The components of other accrued liabilities were as follows at December 31, 1999:

                                                               (IN THOUSANDS
                                                              OF U.S. DOLLARS)
                                                              ----------------
Wages and Compensation......................................      $ 4,697
Value-added and Other Taxes Payable.........................        1,213
Amount Due to Affiliate.....................................        7,588
Interest payable............................................        2,081
Other.......................................................        2,231
                                                                  -------
                                                                  $17,810
                                                                  =======

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

     The components of the periodic pension expense were as follows for the following years:

                                                             FOR THE YEARS ENDED
                                                                 DECEMBER 31,
                                                             --------------------
                                                               1999        1998
                                                             --------    --------
                                                                (IN THOUSANDS
                                                               OF U.S. DOLLARS)
                                                             --------------------
Service Cost -- Benefits Earned during the Year............   $  945      $  923
Interest Cost on Projected Benefit Obligation..............      674         677
Return on Plan Assets......................................     (560)       (545)
Amortization...............................................      102         130
                                                              ------      ------
          Total Pension Expense............................   $1,161      $1,185
                                                              ======      ======

     Certain assumptions used in determining the pension expense and net pension liability for 1999 and 1998 were as follows:

Discount Rates..............................................  5% per annum
Rates of Increase in Future Compensation Levels.............  3% per annum
Expected Long-term Rates of Return on Assets................  5% per annum

                        IGARAS PAPEIS E EMBALAGENS S.A.

     The following table sets forth the funded status of the plan as of December 31, 1999:

                                                               (IN THOUSANDS
                                                              OF U.S. DOLLARS)
                                                              ----------------
CHANGE IN BENEFIT OBLIGATION
Projected Benefit Obligation at Beginning of Year...........      $13,625
Service Cost................................................          945
Interest Cost...............................................          674
Actuarial Gain..............................................       (4,214)
Benefit Paid................................................         (197)
                                                                  -------
Projected Benefit Obligation at End of Year.................      $10,833
                                                                  =======
CHANGE IN PLAN ASSETS
Fair Value of Plan Assets at Beginning of Year..............      $10,991
Actual Return on Assets.....................................        3,292
Actual Contributions........................................          468
Actual Distributions........................................         (197)
Loan to Plan Sponsor........................................         (988)
Effect of Dollar devaluation................................       (3,444)
                                                                  -------
Fair Value of Plan Assets at End of Year....................      $10,122
                                                                  =======
Funded Status...............................................      $  (712)
Unrecognized Net (Gain) Loss................................       (4,204)
Unrecognized Prior Service Cost.............................          428
Reserve to Plan Sponsor.....................................          988
                                                                  -------
          Net Pension Liability.............................      $(3,500)
                                                                  =======

     The unrecognized prior service cost is amortized on a straight-line basis over the average remaining service of employees, which approximates 23 years.

NOTE 8  INCOME TAXES

     During 1999 and 1998, the statutory income tax rates including the social contribution tax on ordinary profits were approximately 37% and 33%, respectively.

     Approximate tax effects of temporary differences giving rise to the net deferred tax assets and liabilities were as follows at December 31, 1999:

                                                               (IN THOUSANDS
                                                              OF U.S. DOLLARS)
                                                              ----------------
Deferred Tax Assets:
  Provision for Loss on Eletrobras Bonds....................      $   578
  Pensions..................................................        1,155
  Tax loss carryforward.....................................        6,664
  Other.....................................................        2,672
                                                                  -------
          Total Deferred Tax Assets.........................      $11,069
                                                                  =======
  Deferred Tax Liabilities:
  Inflationary Profit.......................................      $ 3,144
  Property, Plant and Equipment.............................        8,717

                        IGARAS PAPEIS E EMBALAGENS S.A.

                                                               (IN THOUSANDS
                                                              OF U.S. DOLLARS)
                                                              ----------------
  Other.....................................................          220
                                                                  -------
          Total Deferred Tax Liabilities....................      $12,081
                                                                  =======

     The reported amount of income tax expense on income before income taxes differs from the amount of income tax expense that would result from applying the Brazilian statutory income tax rate to income before income taxes for the following reasons:

                                                            FOR THE YEARS ENDED
                                                                DECEMBER 31,
                                                            --------------------
                                                              1999        1998
                                                            ---------   --------
                                                               (IN THOUSANDS
                                                              OF U.S. DOLLARS)
                                                            --------------------
Brazilian Statutory Expense (Benefit).....................  $   (192)   $ 5,118
Interest on Own Capital Deductible Dividends..............        --     (3,400)
Inflationary Profit.......................................    (3,025)     2,374
Devaluation Loss Deductible for Brazilian Taxes...........    (6,664)        --
Other, Net................................................      (993)      (329)
                                                            --------    -------
          Income Tax Expense (Benefit)....................  $(10,874)   $ 3,763
                                                            ========    =======

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

     The Company is guarantor of advances on export contracts in amounts of $23,569,000 in 1999.

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

NOTE 10  SHAREHOLDERS' EQUITY

     The capital shares consisted of 167,309,968 common shares, of which Riverwood International Corporation ("Riverwood") owned 83,654,984 common shares and Saragy S.A. owned 83,654,984 common shares. In addition, the Company has authorized and issued 32 shares of Class A preferred stock. These preferred shares have preference in the event of a liquidation of the Company.

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

                        IGARAS PAPEIS E EMBALAGENS S.A.

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

NOTE 11  RELATED-PARTY TRANSACTIONS

     During the year ended December 31, 1999 and 1998, the Company purchased approximately $23,000,000 and $14,900,000 of paper and machinery, respectively, from Riverwood.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Igaras Papeis e Embalagens S.A.:

     We have audited the accompanying consolidated balance sheets of IGARAS PAPEIS E EMBALAGENS S.A. AND SUBSIDIARIES as of December 31, 1999 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IGARAS PAPEIS E EMBALAGENS S.A. AND SUBSIDIARIES as of December 31, 1999 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

Arthur Andersen
Sao Paulo, Brazil
January 31, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no such changes in or disagreements with accountants on accounting or financial disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The names, ages and positions of the current directors of the Company and executive officers of Riverwood are set forth below.

NAME                          AGE                           POSITION
----                          ---                           --------
Stephen M. Humphrey.........  56    President, Chief Executive Officer and Director
Thomas M. Gannon............  51    Executive Vice President, Commercial Operations
Daniel J. Blount............  45    Senior Vice President and Chief Financial Officer
Robert H. Burg..............  56    Senior Vice President, Human Resources
Steven D. Saucier...........  47    Senior Vice President, Paperboard Operations
B. Charles Ames.............  75    Chairman and Director
Kevin J. Conway.............  42    Director
Leon J. Hendrix, Jr.........  59    Director
Hubbard C. Howe.............  72    Director
Alberto Cribiore............  55    Director
Brian J. Richmand...........  47    Director
Lawrence C. Tucker..........  58    Director
Samuel M. Mencoff...........  44    Director
G. Andrea Botta.............  47    Director
Gianluigi Gabetti...........  76    Director

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

     Thomas M. Gannon is Executive Vice President, Commercial Operations, a position he assumed in September 1998. From July 1997 until September 1998, Mr. Gannon was Senior Vice President and Chief Financial Officer of Riverwood. From August 1995 until July 1997, Mr. Gannon was employed by Libby-Owens-Ford Co., a manufacturer of home, commercial and automobile flat glass products, most recently as Corporate Vice President of Finance and Administration and Chief Financial Officer. From April 1976 through August 1995, Mr. Gannon served in various positions with Rockwell.

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

     Steven D. Saucier is Senior Vice President, Paperboard Operations of Riverwood. Mr. Saucier joined Riverwood in November 1998. From July 1998 until October 1998, Mr. Saucier was Senior Vice President, Manufacturing, of JPS Packaging, a manufacturer of flexible packaging. From April 1996 until July 1998, Mr. Saucier was Senior Vice President, Supply Chain, of Sealright Co., Inc., a manufacturer of rigid and flexible packaging, and from September 1975 until April 1996, Mr. Saucier was employed by Mobil Corporation, where his last position was General Manager, Manufacturing with Mobil Films division.

     B. Charles Ames is Chairman of the Boards of Holding, RIC Holding and Riverwood. Since 1987, Mr. Ames has been a principal of Clayton, Dubilier & Rice, Inc., a New York-based private investment firm ("CD&R"). Mr. Ames is a director of CD&R Investment Associates II, Inc. ("Associates II Inc."), a Cayman Islands exempted company that is the managing general partner of CD&R Associates V Limited Partnership, a Cayman Islands exempted limited partnership ("Associates V"), the general partner of Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership ("CD&R Fund V"). Mr. Ames is also a limited partner of Associates V and serves as a director of Remington Arms Company, Inc., a manufacturer of sporting goods products for the hunting, shooting sports and fishing markets ("Remington"), and its parent RACI Holding, Inc. ("RACI"). RACI is a company in which an investment fund managed by CD&R has an investment. He is also a director of Kinko's and The Progressive Corporation, a holding company.

     Kevin J. Conway is a principal of CD&R, a director of Associates II Inc. and a limited partner of Associates V. Mr. Conway is also a director of Allied Worldwide, a moving services and logistics company, Covansys, an IT services company, and U.S. Office Products, a distributor of office supplies. Prior to joining CD&R in 1994, Mr. Conway worked at Goldman, Sachs & Co., an investment banking firm.

     Leon J. Hendrix, Jr. is the Chairman and a director of Remington and RACI. He was a principal of CD&R from 1993 until 2000. From 1973 until 1993, Mr. Hendrix was employed by Reliance Electric Company, a manufacturer of industrial drives, transmissions and telecommunications equipment, most recently as its Chief Operating Officer and a director. Mr. Hendrix serves as a director of Keithley Instruments, Inc., a manufacturer of electronic test and measurement instruments and systems, NACCO Industries Inc., a manufacturer of forklift trucks and small electric appliances, a supplier of kitchenware, and the mining and marketing of fuel for power generation by electric utilities, and Cambrex Corporation, an international manufacturer of a broad line of specialty and fine chemicals.

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

     Alberto Cribiore is currently the Managing Principal of Brera Capital Partners, LLC, a private equity investment firm in New York. Mr. Cribiore serves on the Board of Directors of Western Industries, Inc., Classic Cable, Inc. and GAB Robins North America. Mr. Cribiore was a principal of CD&R from 1985 to March 1997 and a co-President of CD&R from 1995 to March 1997. Mr. Cribiore also serves as a director of Hansberger Global Investors, Inc., an international money management firm, and Cambridge Energy Research Associates, Inc., a leading strategic knowledge firm focusing on the energy industry ("CERA"). Mr. Cribiore also currently serves as the Chairman and a director of Global Decisions Group, LLC, the parent company of CERA.

     Brian J. Richmand has served as a Special Limited Partner of J.P. Morgan Partners, the general partner of J.P. Morgan Equity Associates, L.P., since January 1, 2000, and as a General Partner of J.P. Morgan Partners from August 1, 1993 to December 31, 1999. Prior to joining J.P. Morgan Partners, Mr. Richmand was a partner at the law firm of Kirkland & Ellis. Mr. Richmand is also currently a director of La Petite Academies, Inc., Reiman Publishing, LLC, Transtar Metals, LLC and EMP Group, L.L.C.

     Lawrence C. Tucker has been a General Partner of Brown Brothers Harriman & Co., a private banking firm, since 1979. He also serves as an advisory director of WorldCom, Inc., an international provider of long distance voice, data and video services, WorldCom Ventures, National Healthcare Corp., an owner, operator and manager of long-term care facilities, retirement apartments and assisted living units, VAALCO Energy Inc., an international oil and gas exploration company, World Access, Inc., a competitive international telecommunications carrier, National Equipment Services, Inc., a rental equipment company, US Unwired, Inc., a digital wireless telephone carrier, Z-tel Communications, Inc. and Network Telephone. Brown Brothers Harriman & Co. is the general partner of The 1818 Fund, L.P., The 1818 Fund II, L.P. ("1818 Fund"), The 1818 Fund III, L.P. and The 1818 Mezzanine Fund, L.P.

     Samuel M. Mencoff has been employed principally as a Managing Director of Madison Dearborn Partners, Inc., the general partner of Madison Dearborn Partners, L.P., the general partner of Madison Dearborn Capital Partners, L.P. since 1993. From 1987 until 1993, Mr. Mencoff served as Vice President of First Chicago Venture Capital, a private equity investment firm. Mr. Mencoff is a director of Buckeye Technologies Inc., a manufacturer of specialty cellulose pulps and non-woven fiber products, Bay State Paper Holding Company, a producer of recycled containerboard and related products and Packaging Corporation of America, an integrated producer of containerboard and corrugated packaging products.

     G. Andrea Botta has been a managing director of Morgan Stanley Dean Witter from September 5, 1999. Previously he was President of EXOR America, Inc. (formerly IFINT-USA Inc.) ("EXOR America") from 1993 until September 5, 1999 and for more than five years prior thereto, Vice President of Acquisitions of IFINT-USA, Inc.

     Gianluigi Gabetti has been Vice Chairman of IFI S.p.A. -- Istituto Finanziario Industriale (the holding company of the Agnelli family) since 1993, and had been its Chief Executive Officer from 1972 to 1993. Mr. Gabetti had been a director of FIAT S.p.A. from 1971 to 1999 where, upon mandatory retirement, he was appointed Director Emeritus. Mr. Gabetti is also Vice Chairman of EXOR Group, an international investment holding company of the Agnelli Group; Chairman of FIAT U.S.A., the U.S. arm of the Italian industrial group; and a director of Club Mediterranee S.A., an international leisure and travel organization and RCPI Trust, the owner of Rockefeller Center in New York.

ELECTION AND COMPENSATION OF DIRECTORS

     All directors are elected annually and hold office until their successors are elected and qualified, or until their earlier removal or resignation. The Stockholders Agreement entered into among Holding and each of CD&R Fund V, EXOR Group S.A. ("EXOR"), 1818 Fund, HWH Investment Pte Ltd, J.P. Morgan, First Plaza Group Trust, Madison Dearborn Capital Partners, L.P. and Wolfensohn-River LLC (collectively, the "Equity Investors"), provides that CD&R Fund V is entitled to nominate five persons, EXOR is entitled to nominate two persons, the 1818 Fund is entitled to nominate one person and Madison Dearborn Capital Partners, L.P. is entitled to nominate one person to serve on the Boards of Directors (the "Boards") of each of Holding, RIC Holding and Riverwood. There is also an understanding between J.P. Morgan and CD&R Fund

V with respect to the nomination of CD&R Fund V's fifth nominee to such Boards. CD&R Fund V exercised its intention to nominate a designee of J.P. Morgan (the "J.P. Morgan Designee") as its nominee to such Boards; however, J.P. Morgan does not have a legally enforceable right to such directorship. The Chairman of each of the Boards is to be selected from one of the CD&R Fund V nominees (other than the J.P. Morgan Designee). Each of the Boards of Holding, RIC Holding and Riverwood has an Executive Committee, a Compensation and Benefits Committee and an Audit Committee. The Executive Committee consists of the Chief Executive Officer, two of the CD&R Fund V-nominated directors (other than the J.P. Morgan Designee), one of the EXOR-nominated directors and the director nominated by 1818 Fund. The Compensation and Benefits Committee consists of two of the CD&R Fund V-nominated directors (other than the J.P. Morgan Designee), one of the EXOR-nominated directors and two directors nominated by the Equity Investors other than CD&R Fund V and EXOR (but including the J.P. Morgan Designee) (the "Other Investors"). The Audit Committee consists of one of the CD&R Fund V-nominated directors (other than the J.P. Morgan Designee), one of the EXOR-nominated directors, two of the Other Investor-nominated directors and one independent director. The Executive Committee's current members are Messrs. Ames, Botta, Conway, Humphrey and Tucker. The members of the Compensation and Benefits Committee are currently Messrs. Hendrix, Ames, Botta and Cribiore; and the Audit Committee consists of Messrs. Tucker, Conway, Mencoff and Richmand.

     Non-employee directors who are not employed by or affiliated with CD&R will receive compensation for their services on the Boards of $30,000 per year plus $2,500 per board meeting attended. Currently, two of the Company's directors are employees of CD&R, to which the Company pays fees for management and financial consulting services. See "Item 13. Certain Relationships and Related Transactions."

ITEM 11.  EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION SUMMARY

     The following table summarizes the compensation paid for services rendered during the fiscal years indicated below by the Company to the Chief Executive Officer and the four most highly compensated executive officers (the "Named Executive Officers").

                                                                                           LONG-TERM
                                                                                      COMPENSATION AWARD
                                 ANNUAL COMPENSATION                            -------------------------------
                              --------------------------                         SECURITIES
                                      SALARY     BONUS        OTHER ANNUAL       UNDERLYING        ALL OTHER
            NAME              YEAR      $          $       COMPENSATION($)(3)   STOCK OPTIONS   COMPENSATION(8)
            ----              ----   --------   --------   ------------------   -------------   ---------------
Stephen M. Humphrey.........  2000   $766,000   $350,000        $284,040(4)            --               --
  President and Chief         1999    558,833    511,612         119,295(5)        75,000               --
  Executive Officer           1998    510,000    544,430              --               --               --
Thomas M. Gannon............  2000   $343,167   $200,000        $  6,305               --           $5,100
  Executive Vice President,   1999    318,167    353,782              --           24,000            8,789
  Commercial Operations       1998    280,000    423,903             342           30,000            9,600
Daniel J. Blount............  2000   $239,000   $130,000              --               --               --
  Sr. Vice President and      1999    210,000    192,255              --           15,000               --
  Chief Financial Officer     1998    144,583    230,509(1)     $ 52,024               --               --
Steven D. Saucier...........  2000   $246,083   $200,000        $ 20,043(6)            --           $5,100
  Sr. Vice President,         1999    225,000    205,988         113,406(7)        25,667            8,789
  Paperboard Operations       1998     37,500     50,000(2)           --               --               --
Robert H. Burg..............  2000   $237,000   $ 80,000              --               --           $5,100
  Sr. Vice President,         1999    234,083    214,303              --            5,000            8,789
  Human Resources             1998    228,333    243,748              --               --            9,600

---------------

(1) Upon commencement of his employment with the Company on March 16, 1998, the Company paid Mr. Blount a commencement bonus of $75,000.
(2) Upon commencement of his employment with the Company on November 1, 1998, the Company paid Mr. Saucier a commencement bonus of $50,000.
(3) Except as otherwise noted, amounts consist of certain taxable perquisites the value of none of which exceeded 25% of the total value of the perquisites provided.
(4) Includes $9,540 of perquisites. Also includes $274,500 which is the amount of interest that would have been paid by the Named Executive Officer on a $5,000,000 non-interest bearing loan made by Holding to the Named Executive Officer had such loan borne interest at 5.49% per annum, the applicable federal rate at the time such loan was made.
(5) Includes $86,957 of perquisites of which $76,898 consisted of tax reimbursements paid in respect of certain taxable perquisites. Also includes $32,338 which is the amount of interest that would have been paid by the Named Executive Officer on a $5,000,000 non-interest bearing loan made by Holding to the Named Executive Officer had such loan borne interest at 5.49% per annum, the applicable federal rate at the time such loan was made.
(6) Includes $5,043 of perquisites of which $100 consisted of tax reimbursements paid in respect of certain taxable perquisites. Also, includes $15,000 of income attributable to the purchase of shares below the estimated fair market value of Holding Common Stock.
(7) Includes $78,632 of tax reimbursements paid in respect of taxable perquisites.
(8) Amounts consist of Company contributions on behalf of the Named Executive Officers to the Company's savings plan.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

     The following table sets forth information for each Named Executive Officer with regard to stock option exercises during 2000 and the aggregate value of options held at December 31, 2000.

                                                               NUMBER OF SECURITIES     VALUE OF UNEXERCISED
                                                              UNDERLYING UNEXERCISED        IN-THE-MONEY
                                                                 OPTIONS/SARS AT       OPTIONS/SARS AT FISCAL
                                                                 FISCAL YEAR-END            YEAR-END ($)
                                   SHARES                     ----------------------   ----------------------
                                  ACQUIRED         VALUE           EXERCISABLE/             EXERCISABLE/
NAME                           ON EXERCISE(#)   REALIZED($)       UNEXERCISABLE           UNEXERCISABLE(1)
----                           --------------   -----------   ----------------------   ----------------------
S. Humphrey..................       --              --           164,206/135,794       $6,538,220/$5,086,780
T. Gannon....................       --              --            18,093/ 28,407       $    361,860/$568,140
D. Blount....................       --              --             3,923/ 11,077       $     78,460/$221,540
S. Saucier...................       --              --             6,841/ 18,826       $    136,820/$376,520
R. Burg......................       --              --             7,069/  6,931       $    141,380/$138,620

---------------

(1) The dollar amounts set forth under this heading are calculated based on a price per share of Holding Common Stock of $120, the estimated fair market value of Holding Common Stock as of December 31, 2000 as determined considering a wide variety of factors including a valuation report from an independent outside firm and approved by the Executive Committee of the Board of Directors, minus the exercise price for such options.

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

                               PENSION PLAN TABLE

                                                                YEARS OF SERVICE
                                              ----------------------------------------------------
REMUNERATION                                     15         20         25         30         35
------------                                  --------   --------   --------   --------   --------
$125,000....................................  $ 24,366   $ 32,487   $ 40,609   $ 48,731   $ 56,853
 150,000....................................    29,616     39,487     49,359     59,231     69,103
 175,000....................................    34,866     46,487     58,109     69,731     81,353
 200,000....................................    40,116     53,487     66,859     80,731     93,603
 225,000....................................    45,366     60,487     75,609     90,731    105,853
 250,000....................................    50,616     67,487     84,359    101,231    118,103
 300,000....................................    61,116     81,487    101,859    122,231    142,603
 400,000....................................    82,116    109,487    136,859    164,231    191,603
 450,000....................................    92,616    123,487    154,359    185,231    216,103
 500,000....................................   103,116    137,487    171,859    206,231    240,603
 600,000....................................   124,116    165,487    206,859    248,231    289,603
 700,000....................................   145,116    193,487    241,859    290,231    338,603

                                                                YEARS OF SERVICE
                                              ----------------------------------------------------
REMUNERATION                                     15         20         25         30         35
------------                                  --------   --------   --------   --------   --------
 800,000....................................   166,116    221,487    276,859    332,231    387,603
 900,000....................................   187,116    249,487    311,859    374,231    436,603

---------------

(A) Had the Named Executive Officers in the Summary Compensation Table retired as of December 31, 2000, their respective five-year average salaries, plus bonuses, for purposes of the table set forth above, would have been as follows: Mr. Blount, $398,382; Mr. Burg, $341,400; Mr. Gannon, $543,840; Mr.
    Humphrey, $879,442; and Mr. Saucier, $338,536.
 (B) On December 31, 2000, the Named Executive Officers in the Summary Compensation Table had the following years of credited service under the Retirement Plan: Mr. Blount 3; Mr. Burg, 8; Mr. Gannon, 3; Mr. Humphrey, 4; and Mr. Saucier, 2.
 (C) Salary as defined in the Retirement Plan includes payment under the annual incentive compensation plan but excludes payments under any equity incentive plan of the Company or Predecessor Company.

EMPLOYMENT AGREEMENTS

     Each of Messrs. Humphrey, Gannon, Blount, Saucier and Burg are parties to employment agreements with the Company. Mr. Humphrey's agreement was entered into on March 31, 1997, and has an initial term of five years that automatically extends for additional one-year periods following the expiration of the initial term. The agreements with Messrs. Gannon, Blount, Saucier and Burg, entered into as of July 14, 1997, September 1, 1998, November 1, 1998 and March 27, 1996, have an initial three year term that also automatically extends for additional one-year periods following the expiration of the initial term. The agreements provide for minimum base salaries of at least $500,000, $265,000, $200,000, $225,000 and $220,000, for each of Messrs. Humphrey, Gannon, Blount, Saucier and Burg, respectively, and for bonuses and other benefits set forth in the Summary Compensation Table. Mr. Saucier's employment agreement provides that he will apply the after-tax proceeds of his bonuses for 1999 and 2000 toward the purchase of 5,000 shares of Holding Common Stock. In the event of termination of employment by the Company without cause or by the executive for good reason (in each case as defined in the respective employment agreement), the agreements provide for severance of a pro rata incentive bonus for the year in which termination of employment occurs and base salary and continued welfare benefits for, in the case of Mr. Humphrey, the remainder of the employment term or, if shorter, three years, or in the case of Messrs. Gannon, Blount, Saucier and Burg, the longer of the reminder of the employment term, one year or one month for each year of service. The agreements also contain certain non-competition and nonsolicitation provisions.

CERTAIN CHANGE IN CONTROL ARRANGEMENTS

     Under the Company's Stock Incentive Plan and Supplemental Long-Term Incentive Plan, in the event of a change in control (as defined in the plans), the Company may be obligated to make certain payments to the Named Executive Officers and service (i.e., time-vesting) options held by those individuals may vest.

COMPENSATION COMMITTEE INTERLOCKS

     During fiscal year 2000, Messrs. Hendrix, Ames, Botta and Cribiore served on the Compensation and Benefits Committee of the Holding Board. Mr. Hendrix, one of the two CD&R Fund V-nominated directors, was a principal of CD&R until 2000. CD&R received a fee from RIC Holding of $12 million in connection with the Merger and arranging the financing thereof. CD&R received an annual fee of $470,000 for advisory, management, consulting and monitoring services from Riverwood. Holding, RIC Holding and Riverwood have also agreed to indemnify the members of the Boards employed by CD&R and CD&R against liabilities incurred under securities laws with respect to their services for Holding, RIC Holding and Riverwood.

     Messrs. Hendrix and Cribiore are the CD&R Fund V-nominated directors on the Compensation and Benefits Committees of Holding, RIC Holding and Riverwood.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Holding owns all of the outstanding common stock of RIC Holding. RIC Holding owns all of the outstanding common stock of Riverwood. As of March 1, 2001, the Holding Common Stock was beneficially owned as follows:

                                                              NUMBER OF   PERCENT OF
NAME OF BENEFICIAL OWNER                                       SHARES       CLASS
------------------------                                      ---------   ----------
Clayton, Dubilier & Rice Fund V Limited Partnership(1)......  2,250,000      29.8%
  1403 Foulk Road
  Suite 106
  Wilmington, DE 19803
EXOR Group S.A.(2)..........................................  2,250,000      29.8
  22-24, Boulevard Royal
  L-2449 Luxembourg
The 1818 Fund II, L.P.(3)...................................    750,000       9.9
  c/o Brown Brothers Harriman & Co.
  59 Wall Street
  New York, NY 10005
HWH Investment Pte Ltd......................................    700,000       9.3
  250 North Bridge Road
  Singapore 179101
  Republic of Singapore
J.P. Morgan Equity Associates, L.P.(4)......................    500,000       6.6
  380 Madison Avenue
  New York, NY 10017
First Plaza Group Trust.....................................    500,000       6.6
  Mellon Bank, N.A., as Trustee
  c/o General Motors Investment Management Corporation
  767 Fifth Avenue
  New York, NY 10153
Madison Dearborn Capital Partners, L.P.(5)..................    500,000       6.6
  Three First National Plaza
  Chicago, IL 60602
Wolfensohn-River LLC........................................     50,000       0.6
  130 Liberty Avenue
  New York, NY 10006
                                                              ---------      ----
          Total Equity Investors............................  7,500,000      99.2%
                                                              =========      ====
B. Charles Ames(6)..........................................          0        --
Kevin J. Conway(6)..........................................          0        --
Leon J. Hendrix, Jr.(6).....................................          0        --
Hubbard C. Howe(6)..........................................          0        --
Alberto Cribiore(6).........................................          0        --
Brian J. Richmand...........................................          0        --
Samuel M. Mencoff(5)........................................          0        --
Lawrence C. Tucker(3).......................................          0        --
G. Andrea Botta.............................................          0        --
Gianluigi Gabetti...........................................          0        --
Stephen M. Humphrey(7)......................................    174,206       (8)
Thomas M. Gannon(7).........................................     24,093       (8)

                                                              NUMBER OF   PERCENT OF
NAME OF BENEFICIAL OWNER                                       SHARES       CLASS
------------------------                                      ---------   ----------
Robert H. Burg(7)...........................................     10,069       (8)
Steven D. Saucier(7)........................................      7,841       (8)
Daniel J. Blount(7).........................................      6,923       (8)
All directors and executive officers as a group (15
  persons)(3)(5)(6)(7)......................................    223,132       2.9%
          Total Management Investors(9).....................     67,180       0.8%
          Total Equity Investors and Management
            Investors(9)....................................  7,567,180       100%
                                                              =========      ====

---------------

(1) CD&R Associates V Limited Partnership, a Cayman Islands exempted limited partnership ("CD&R Associates V"), is the general partner of Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership ("CD&R Fund V"), and has the power to direct CD&R Fund V as to the voting and disposition of shares held by CD&R Fund V. CD&R Investment Associates II, Inc., a Cayman Islands exempted company ("Investment Associates II"), is the managing general partner of CD&R Associates V and has the power to direct CD&R Associates V as to its direction of CD&R Fund V's voting and disposition of the shares held by CD&R Fund V. No person controls the voting and dispositive power of Investment Associates II with respect to the shares owned by CD&R Fund V. Each of CD&R Associates V and Investment Associates II expressly disclaims beneficial ownership of the shares owned by CD&R Fund V. The business address for each of CD&R Fund V, CD&R Associates V and Investment Associates II is 1403 Foulk Road, Suite 106, Wilmington, Delaware 19803.
(2) Reflects transfer on March 2, 1999 of shares formerly held by FIMA Finance Management Inc. to EXOR Group S.A.
(3) Mr. Tucker may be deemed to share beneficial ownership of the shares owned of record by The 1818 Fund II, L.P. by virtue of his affiliation with such organization. Mr. Tucker expressly disclaims any such beneficial ownership.
(4) J.P. Morgan Equity Associates, L.P., formerly known as Chase Equity Associates, purchased shares of the Class B Common Stock which do not have voting rights.
(5) Mr. Mencoff may be deemed to share beneficial ownership of the shares owned of record by Madison Dearborn Capital L.P. by virtue of his affiliation with such organization. Mr. Mencoff expressly disclaims any such beneficial ownership.
(6) Excludes shares of Holding Common Stock owned by CD&R Fund V, as to which Messrs. Ames, Conway, Hendrix, Howe and Cribiore may be deemed to share beneficial ownership or have an economic interest. See footnote (1).
(7) Includes options to purchase 164,206; 18,093; 7,069; 6,841 and 3,923 shares of Holding Common Stock which may be exercised by Messrs. Humphrey, Gannon, Burg, Saucier and Blount, respectively.
(8) Less than 1%.
(9) Excludes options to purchase shares of Holding Common Stock. As of March 5, 2001, a total of 79,570 shares of management investor stock have been repurchased as a result of death, resignation and other termination of employment. As of March 5, 2001, Mr. Humphrey and the Named Executive Officers owned an aggregate of 23,000 shares of Holding Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     CD&R Fund V, which is one of Holding's largest stockholders, is a private investment fund managed by CD&R. Amounts contributed to CD&R Fund V by its limited partners are invested at the discretion of the general partner in equity or equity-related securities of entities formed to effect leveraged acquisition transactions and in the equity of corporations where the infusion of capital, coupled with the provision of managerial assistance by CD&R, can be expected to generate returns on investments comparable to returns historically achieved in leveraged buyout transactions. The general partner of CD&R Fund V is CD&R Associates V, and the general partners of CD&R Associates V are Investment Associates II, CD&R Investment Associates, Inc., a Delaware corporation, and CD&R Cayman Investment Associates, Inc., a Cayman Islands exempted company. Mr. Ames, who is a principal of CD&R, a director of Investment

Associates II and a limited partner of CD&R Associates V, is Chairman of Holding, RIC Holding and Riverwood. Mr. Conway, who is a principal of CD&R, a director of Investment Associates II and a limited partner of CD&R Associates V, is a director of Holding, RIC Holding and Riverwood. Mr. Hendrix, who was until recently a principal of CD&R and a limited partner of CD&R Associates V, is a director of Holding, RIC Holding and Riverwood. Mr. Howe, who was until recently a principal of CD&R and continues to be a limited partner of CD&R Associates V, is a director of Holding, RIC Holding and Riverwood. See "Item 10. Directors & Executive Officers of the Registrant -- Directors & Executive Officers." CD&R Fund V purchased $225 million of equity of Holding in connection with the Merger.

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

     During the year ended December 31, 2000, the Company paid CD&R annual fees in the amount of $470,000 for providing such management and financial consulting services.

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

     During 2000 and through March 1, 2001, the Company repurchased 450 shares of Holding Common Stock from management investors. Of this total, 250 shares were repurchased at $100.00 per share and 200 shares were repurchased at $115.00 per share.

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

     In June 1999, Holding adopted a Supplemental Long-Term Incentive Plan that provides for, among other things, the grant of options to purchase shares of Holding Common Stock and incentive stock units and supplemental payments with respect to, up to, an aggregate amount of 457,300 shares of Holding Common Stock.

     In November 1999, Holding lent to Mr. Humphrey $5,000,000 pursuant to a full-recourse non-interest bearing promissory note entered into by Mr. Humphrey and Holding. The promissory note will generally become due and payable on March 26, 2002; or, earlier, if Mr. Humphrey voluntarily terminates his employment other than for "good reason" or the Company terminates his employment for "cause" (in each case, as defined in Mr. Humphrey's employment agreement).

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     a. Financial statements, financial statement schedule and exhibits filed as part of this report:

     1a. Consolidated financial statements of Riverwood Holding, Inc. and subsidiaries as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000, and Independent Auditors' Report.

     1b. Consolidated financial statements of IGARAS PAPEIS E EMBALAGENS S.A. and subsidiary as of December 31, 1999 and for each of the two years in the period ended December 31, 1999, and report of Independent Accountants.

     2. Schedule II -- Valuation and Qualifying Accounts.

          All other schedules are omitted as the information required is either included elsewhere in the consolidated financial statements herein or is not applicable.

     b. Report on Form 8-K filed on October 10, 2000 reporting sale of Igaras and Credit Agreement Amendment No. 5.

     c. Exhibit Index to Annual Report on Form 10-K for Year Ended December 31, 2000.

                      DESCRIPTION                        CROSS REFERENCE OR PAGE NUMBER
                      -----------                        ------------------------------
 2.1   Agreement and Plan of Merger, dated as of   Filed as Exhibit 2.1 to the Registration
       October 25, 1995, among RIC, RIC Holding,   Statement on Form S-1 (Registration No.
       Inc. and CDRO Acquisition Corporation.      33-80475) of New River Holding, Inc.
                                                   (renamed Riverwood Holding, Inc.) under
                                                   the Securities Act of 1933, as amended,
                                                   and incorporated herein by reference.
 2.2   Voting and Indemnification Agreement,       Filed as Exhibit 2.2 to the Registration
       dated as of October 25, 1995, among RIC,    Statement on Form S-1 (Registration No.
       Manville, RIC Holding, Inc. and CDRO        33-80475) of New River Holding, Inc.
       Acquisition Corporation.                    (renamed Riverwood Holding, Inc.) under
                                                   the Securities Act of 1933, as amended,
                                                   and incorporated herein by reference.
 2.3   Tax Matters Agreement, dated as of October  Filed as Exhibit 10.3 to the Registration
       25, 1995, among Manville, RIC, RIC          Statement on Form S-1 (Registration No.
       Holding, Inc. and CDRO Acquisition          33-80475) of New River Holding, Inc.
       Corporation.                                (renamed Riverwood Holding, Inc.) under
                                                   the Securities Act of 1933, as amended,
                                                   and incorporated herein by reference.
 2.4   Asset Purchase Agreement, dated as of       Filed as Exhibit 2 to the Registrant's
       August 6, 1996, among Plum Creek Timber     Current Report on Form 8-K filed August
       Company, L.P., Riverwood International      22, 1996 and Exhibit 2a to the
       Corporation and New River Timber, LLC.      Registrant's Current Report on Form 8-K
                                                   filed October 21, 1996 (Commission File
                                                   No. 1-11113), and incorporated herein by
                                                   reference.

                      DESCRIPTION                        CROSS REFERENCE OR PAGE NUMBER
                      -----------                        ------------------------------
 2.5   Amendment to Asset Purchase Agreement,      Filed as Exhibit 2b to the Registrant's
       dated as of October 16, 1996, among Plum    Current Report on Form 8-K filed October
       Creek Timber Company, L.P., Riverwood       21, 1996 (Commission File No. 1-11113),
       International Corporation and New River     and incorporated herein by reference.
       Timber, LLC.
 2.6   Wood Products Supply Agreement, dated as    Filed as Exhibit 2c to the Registrant's
       of October 18, 1996, between Plum Creek     Current Report on Form 8-K filed October
       Timber Company, L.P. and Riverwood          21, 1996 (Commission File No. 1-11113),
       International Corporation, including a      and incorporated herein by reference.
       list of omitted annexes and an undertaking
       of the Registrant to furnish
       supplementally a copy of any such omitted
       annex to the Securities and Exchange
       Commission upon request.
 3.1   Certificate of Incorporation of Riverwood   Filed as Exhibit 3.3 to the Registration
       Holding, Inc. (formerly known as New River  Statement on Form S-1 (Registration No.
       Holding, Inc.), dated December 7, 1995.     33-80475) of New River Holding, Inc.
                                                   (renamed Riverwood Holding, Inc.) under
                                                   the Securities Act of 1933, as amended,
                                                   and incorporated herein by reference.
 3.2   Certificate of Amendment of Certificate of  Filed as Exhibit 3.2 to the Registrant's
       Incorporation of Riverwood Holding, Inc.,   Annual Report on Form 10-K filed March 27,
       dated March 27, 1996.                       1997 (Commission File No. 1-11113), and
                                                   incorporated herein by reference.
 3.3   Restated By-Laws of Riverwood Holding,      Filed as Exhibit 3.1 to the Registrant's
       Inc., as amended effective October 8,       Quarterly Report on Form 10-Q filed
       1996.                                       November 8, 1996 (Commission File No.
                                                   1-11113), and incorporated herein by
                                                   reference.
 3.4   Restated By-Laws of Riverwood Holding,      Filed as exhibit 3.4 to the Registrant's
       Inc., as amended effective August 18,       Annual Report on Form 10-K filed March 17,
       1999.                                       2000 (Commission File No. 1-11113), and
                                                   incorporated herein by reference.
 3.5   Restated By-Laws of RIC Holding, Inc., as   Filed as exhibit 3.5 to the Registrant's
       amended effective August 18, 1999.          Annual Report on Form 10-K filed March 17,
                                                   2000 (Commission File No. 1-11113), and
                                                   incorporated herein by reference.
 3.6   Restated By-Laws of Riverwood               Filed as exhibit 3.6 to the Registrant's
       International Corporation, as amended       Annual Report on Form 10-K filed March 17,
       effective August 18, 1999.                  2000 (Commission File No. 1-11113), and
                                                   incorporated herein by reference.
 4.1   Senior Secured Credit Agreement, dated      Filed as Exhibit 10.1 to RIC Holding,
       March 27, 1996, among RIC Holding, Inc.,    Inc.'s Annual Report on Form 10-K filed
       the other borrowers thereto, Chemical       April 16, 1996 (Commission File No.
       Bank, as administrative agent, and the      1-11113), and incorporated herein by
       lenders party thereto.                      reference.

                      DESCRIPTION                        CROSS REFERENCE OR PAGE NUMBER
                      -----------                        ------------------------------
 4.2   Amendment No. 1, dated as of September 13,  Filed as Exhibit 4a to the Registrant's
       1996, to the Credit Agreement, dated as of  Current Report on Form 8-K filed October
       March 27, 1996, among Riverwood             21, 1996 (Commission File No. 1-11113),
       International Corporation, the lenders      and incorporated herein by reference.
       party thereto, and The Chase Manhattan
       Bank (formerly known as Chemical Bank), as
       administrative agent.
 4.3   Amendment No. 2, dated as of September 17,  Filed as Exhibit 4b to the Registrant's
       1996, to the Credit Agreement, dated as of  Current Report on Form 8-K filed October
       March 27, 1996, among Riverwood             21, 1996 (Commission File No. 1-11113),
       International Corporation, the lenders      and incorporated herein by reference.
       party thereto, and The Chase Manhattan
       Bank (formerly known as Chemical Bank), as
       administrative agent.
 4.4   Amendment No. 3, dated as of November 4,    Filed as Exhibit 4.5 to the Registrant's
       1996, to the Credit Agreement, dated as of  Annual Report on Form 10-K filed March 27,
       March 27, 1996, among Riverwood             1997 (Commission File No. 1-11113), and
       International Corporation, the lenders      incorporated herein by reference.
       party thereto, and The Chase Manhattan
       Bank (formerly known as Chemical Bank), as
       administrative agent.
 4.5   Amendment No. 4, dated as of July 15,       Filed as Exhibit 4.8 to the Registration
       1997, to the Credit Agreement, dated as of  Statement on Form S-4 (Registration No.
       March 27, 1996, among Riverwood             333-33499) of Riverwood International
       International Corporation, the lenders      Corporation, Riverwood Holding, Inc. and
       party thereto, and The Chase Manhattan      RIC Holding, Inc. under the Securities Act
       Bank (formerly known as Chemical Bank), as  of 1933, as amended, and incorporated
       administrative agent.                       herein by reference.
 4.6   Amendment No. 5, dated as of September 12,  Filed as Exhibit 1 to the Registrant's
       2000, to the Credit Agreement, dated as of  Current Report on Form 8-K filed October
       March 27, 1996, among Riverwood             10, 2000 (Commission File No. 1-11113),
       International Corporation, the lenders      and incorporated herein by reference.
       party thereto, and The Chase Manhattan
       Bank (formerly known as Chemical Bank), as
       administrative agent.
 4.7   Indenture, dated March 27, 1996, among RIC  Filed as Exhibit 4.6 to RIC Holding,
       Holding, Inc., Riverwood Holding, Inc.,     Inc.'s Annual Report on Form 10-K filed
       CDRO Acquisition Corporation and Fleet      April 16, 1996 (Commission File No.
       National Bank of Connecticut, as trustee,   1-11113), and incorporated herein by
       relating to the 10 1/4% Senior Notes due    reference.
       2006 of Riverwood International
       Corporation, together with the First
       Supplemental Indenture and the Second
       Supplemental Indenture thereto.

                      DESCRIPTION                        CROSS REFERENCE OR PAGE NUMBER
                      -----------                        ------------------------------
 4.8   Indenture, dated March 27, 1996, among RIC  Filed as Exhibit 4.7 to RIC Holding,
       Holding, Inc., Riverwood Holding, Inc.,     Inc.'s Annual Report on Form 10-K filed
       CDRO Acquisition Corporation and Fleet      April 16, 1996 (Commission File No.
       National Bank of Massachusetts, as          1-11113), and incorporated herein by
       trustee, relating to the 10 7/8% Senior     reference.
       Subordinated Notes due 2008 of Riverwood
       International Corporation, together with
       the First Supplemental Indenture and the
       Second Supplemental Indenture thereto.
 4.9   Indenture, dated as of July 28, 1997,       Filed as Exhibit 4.1 to the Registration
       among Riverwood International Corporation,  Statement on Form S-4 (Registration No.
       RIC Holding, Inc., Riverwood Holding, Inc.  333-33499) of Riverwood International
       and State Street Bank & Trust Company, as   Corporation, Riverwood Holding, Inc. and
       trustee, relating to the 10 5/8% Senior     RIC Holding, Inc. under the Securities Act
       Notes due 2007 of Riverwood International   of 1933, as amended, and incorporated
       Corporation.                                herein by reference.
10.1   Form of Investor Stock Subscription         Filed as Exhibit 10.6 to Registration
       Agreement between Riverwood Holding, Inc.   Statement on Form S-1 (Registration No.
       (formerly named New River Holding, Inc.)    33-80475) of New River Holding, Inc.
       and each of the investors named on the      (renamed Riverwood Holding, Inc.) under
       schedule thereto.                           the Securities Act of 1933, as amended,
                                                   and incorporated herein by reference.
10.2   Form of Management Stock Subscription       Filed as Exhibit 10.4 to Registration
       Agreement between New River Holding, Inc.   Statement on Form S-1 (Registration No.
       (renamed Riverwood Holding, Inc.) and the   33-80475) of New River Holding, Inc.
       purchasers named therein.                   (renamed Riverwood Holding, Inc.) under
                                                   the Securities Act of 1933, as amended,
                                                   and incorporated herein by reference.
10.3   Form of Management Stock Option Agreement   Filed as Exhibit 10.5 to Registration
       between New River Holding, Inc. (renamed    Statement on Form S-1 (Registration No.
       Riverwood Holding, Inc.) and the grantees   33-80475) of New River Holding, Inc.
       named therein.                              (renamed Riverwood Holding, Inc.) under
                                                   the Securities Act of 1933, as amended,
                                                   and incorporated herein by reference.
10.4   Form of Registration and Participation      Filed as Exhibit 10.7 to Registration
       Agreement among New River Holding, Inc.     Statement on Form S-1 (Registration No.
       (renamed Riverwood Holding, Inc.) and       33-80475) of New River Holding, Inc.
       certain stockholders of New River Holding,  (renamed Riverwood Holding, Inc.) under
       Inc.                                        the Securities Act of 1933, as amended,
                                                   and incorporated herein by reference.
10.5   Form of New River Holding, Inc. Stock       Filed as Exhibit 10.10 to Registration
       Incentive Plan.                             Statement on Form S-1 (Registration No.
                                                   33-80475) of New River Holding, Inc.
                                                   (renamed Riverwood Holding, Inc.) under
                                                   the Securities Act of 1933, as amended,
                                                   and incorporated herein by reference.

                      DESCRIPTION                        CROSS REFERENCE OR PAGE NUMBER
                      -----------                        ------------------------------
10.6   Form of Stockholders Agreement among New    Filed as Exhibit 10.11 to Registration
       River Holding, Inc. (renamed Riverwood      Statement on Form S-1 (Registration No.
       Holding, Inc.) and the stockholders of New  33-80475) of New River Holding, Inc.
       River Holding, Inc. named therein.          (renamed Riverwood Holding, Inc.) under
                                                   the Securities Act of 1933, as amended,
                                                   and incorporated herein by reference.
10.7   Form of Indemnification Agreement among     Filed as Exhibit 10.8 to the Registration
       Riverwood Holding, Inc., RIC Holding,       Statement on Form S-1 (Registration No.
       Inc., Riverwood International Corporation,  33-80475) of New River Holding, Inc.
       Clayton, Dubilier & Rice, Inc. and          (renamed Riverwood Holding, Inc.) under
       Clayton, Dubilier & Rice Fund V Limited     the Securities Act of 1933, as amended,
       Partnership.                                and incorporated herein by reference.
10.8   Form of Amended and Restated Employment     Filed as Exhibit 10.9 to the Registration
       Agreements among Riverwood International    Statement on Form S-1 (Registration No.
       Corporation, Riverwood Holding, Inc. and    33-80475) of New River Holding, Inc.
       each of Robert C. Hart and Robert H. Burg.  (renamed Riverwood Holding, Inc.) under the Securities Act of 1933, as amended,
                                                   and incorporated herein by reference.
10.9   Form of Consulting Agreement among          Filed as Exhibit 10.12 to the Registration
       Riverwood Holding, Inc., RIC Holding,       Statement on Form S-1 (Registration No.
       Inc., the corporation formerly known as     33-80475) of New River Holding, Inc.
       Riverwood International Corporation,        (renamed Riverwood Holding, Inc.) under
       Riverwood International Corporation and     the Securities Act of 1933, as amended,
       Clayton, Dubilier & Rice, Inc.              and incorporated herein by reference.
10.10  Employment Agreement, dated as of March     Filed as Exhibit 10.1 to the Registrant's
       31, 1997, among Riverwood International     Quarterly Report on Form 10-Q filed May 9,
       Corporation, Riverwood Holding, Inc. and    1997 (Commission File No. 1-11113), and
       Stephen Humphrey.                           incorporated herein by reference.
10.11  Management Stock Option Agreement, dated    Filed as Exhibit 10.2 to the Registrant's
       as of March 31, 1997, between Riverwood     Quarterly Report on Form 10-Q filed May 9,
       Holding, Inc. and Stephen Humphrey.         1997 (Commission File No. 1-11113), and
                                                   incorporated herein by reference.
10.12  Employment Agreement, dated as of July 14,  Filed as Exhibit 10.13 to the Registrant's
       1997, among Riverwood International         Annual Report on Form 10-K filed March 5,
       Corporation, Riverwood Holding, Inc. and    1999 (Commission File No. 1-11113), and
       Thomas M. Gannon.                           incorporated herein by reference.
10.13  Management Stock Option Agreement, dated    Filed as Exhibit 10.14 to the Registrant's
       as of August 19, 1998, between Riverwood    Annual Report on Form 10-K filed March 5,
       Holding, Inc. and Thomas M. Gannon.         1999 (Commission File No. 1-11113), and
                                                   incorporated herein by reference.
10.14  Form of Riverwood Holding, Inc.             Filed as exhibit 10.15 to the Registrant's
       Supplemental Long-Term Incentive Plan.      Annual Report on Form 10-K filed March 17,
                                                   2000 (Commission File No. 1-11113), and
                                                   incorporated herein by reference.
10.15  Employment Agreement, dated as of           Filed as exhibit 10.16 to the Registrant's
       September 1, 1998, among Riverwood          Annual Report on Form 10-K filed March 17,
       International Corporation, Riverwood        2000 (Commission File No. 1-11113), and
       Holding, Inc. and Daniel J. Blount.         incorporated herein by reference.

                      DESCRIPTION                        CROSS REFERENCE OR PAGE NUMBER
                      -----------                        ------------------------------
10.16  Employment Agreement, dated as of November  Filed as exhibit 10.17 to the Registrant's
       1, 1998, among Riverwood International      Annual Report on Form 10-K filed March 17,
       Corporation, Riverwood Holding, Inc. and    2000 (Commission File No. 1-11113), and
       Steven D. Saucier.                          incorporated herein by reference.
10.17  Agreement, dated as of November 18, 1999,   Filed as exhibit 10.18 to the Registrant's
       between Riverwood Holding, Inc. and         Annual Report on Form 10-K filed March 17,
       Stephen M. Humphrey.                        2000 (Commission File No. 1-11113), and
                                                   incorporated herein by reference.
10.18  Promissory Note, dated as of November 18,   Filed as exhibit 10.19 to the Registrant's
       1999, by Stephen M. Humphrey.               Annual Report on Form 10-K filed March 17,
                                                   2000 (Commission File No. 1-11113), and
                                                   incorporated herein by reference.
21     List of subsidiaries.                       Filed as an exhibit hereto.
99     Reconciliation of Income (Loss) from        Filed as an exhibit hereto.
       Operations to EBITDA.

     Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Company hereby agrees to furnish a copy of each document set forth below upon request of the Securities and Exchange Commission:

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 8th day of March, 2001.

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

                     SIGNATURES                                     TITLE                    DATE
                     ----------                                     -----                    ----
                 /s/ B. CHARLES AMES                   Chairman of the Board            March 8, 2001
-----------------------------------------------------
                   B. Charles Ames

               /s/ STEPHEN M. HUMPHREY                 President and Chief Executive    March 8, 2001
-----------------------------------------------------    Officer (Principal Executive
                 Stephen M. Humphrey                     Officer)

                /s/ DANIEL J. BLOUNT                   Senior Vice President and Chief  March 8, 2001
-----------------------------------------------------    Financial Officer (Principal
                  Daniel J. Blount                       Financial and Accounting
                                                         Officer)

                 /s/ ROBERT H. BURG                    Senior Vice President, Human     March 8, 2001
-----------------------------------------------------    Resources
                   Robert H. Burg

                 /s/ KEVIN J. CONWAY                   Director                         March 8, 2001
-----------------------------------------------------
                   Kevin J. Conway

              /s/ LEON J. HENDRIX, JR.                 Director                         March 8, 2001
-----------------------------------------------------
                Leon J. Hendrix, Jr.

                 /s/ HUBBARD C. HOWE                   Director                         March 8, 2001
-----------------------------------------------------
                   Hubbard C. Howe

                /s/ ALBERTO CRIBIORE                   Director                         March 8, 2001
-----------------------------------------------------
                  Alberto Cribiore

                /s/ BRIAN J. RICHMAND                  Director                         March 8, 2001
-----------------------------------------------------
                  Brian J. Richmand

                 /s/ G. ANDREA BOTTA                   Director                         March 8, 2001
-----------------------------------------------------
                   G. Andrea Botta

                     SIGNATURES                                     TITLE                    DATE
                     ----------                                     -----                    ----

                /s/ GIANLUIGI GABETTI                  Director                         March 8, 2001
-----------------------------------------------------
                  Gianluigi Gabetti

               /s/ LAWRENCE C. TUCKER                  Director                         March 8, 2001
-----------------------------------------------------
                 Lawrence C. Tucker

                /s/ SAMUEL M. MENCOFF                  Director                         March 8, 2001
-----------------------------------------------------
                  Samuel M. Mencoff

                            RIVERWOOD HOLDING, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                           (IN THOUSANDS OF DOLLARS)

                                                               ADDITIONS
                                                      ----------------------------
                                           BALANCE    (CREDITS) CHARGES   CHARGED                  BALANCE
                                          BEGINNING     TO COSTS AND      TO OTHER   DEDUCTIONS    AT END
(CLASSIFICATION)                          OF PERIOD       EXPENSES        ACCOUNTS      (A)       OF PERIOD
----------------                          ---------   -----------------   --------   ----------   ---------
YEAR ENDED DECEMBER 31, 2000:
Allowances Reducing the Assets in the
  Balance Sheet:
  Doubtful accounts receivable..........  $  4,474        $    404          $ --      $(2,109)    $  2,769
  Deferred tax assets...................   214,911         (40,052)           --           --      174,859
                                          --------        --------          ----      -------     --------
          Total.........................  $219,385        $(39,648)         $ --      $(2,109)    $177,628
                                          ========        ========          ====      =======     ========
YEAR ENDED DECEMBER 31, 1999:
Allowances Reducing the Assets in the
  Balance Sheet:
  Doubtful accounts receivable..........  $  2,132        $  3,148          $ --      $  (806)    $  4,474
  Deferred tax assets...................   175,612          39,299            --           --      214,911
                                          --------        --------          ----      -------     --------
          Total.........................  $177,744        $ 42,447          $ --      $  (806)    $219,385
                                          ========        ========          ====      =======     ========
YEAR ENDED DECEMBER 31, 1998:
Allowances Reducing the Assets in the
  Balance Sheet:
  Doubtful accounts receivable..........  $    560        $  1,665          $120      $  (213)    $  2,132
  Deferred tax assets...................    96,232          79,380            --           --      175,612
                                          --------        --------          ----      -------     --------
          Total.........................  $ 96,792        $ 81,045          $120      $  (213)    $177,744
                                          ========        ========          ====      =======     ========

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

     The Company did not send an annual report or proxy materials to security holders during the year ended December 31, 2000.