Form 10-Q
period 2001-03-31
RIVERWOOD HOLDING INC
filed 2001-05-14
CIK 886239

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from               to
                                       -------------    ---------------

        Commission file number 1-11113

                             RIVERWOOD HOLDING, INC.
             (Exact name of registrant as specified in its charter)


        Delaware                                            58-2205241
-------------------------------                      -------------------------
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

Yes [X]         No  [ ].

         At May 8, 2001 there were 7,070,180 shares and 500,000 shares of the registrant's Class A and Class B common stock, respectively, outstanding.

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

                          RIVERWOOD HOLDING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS OF DOLLARS)


                                                                     MARCH 31,          DECEMBER 31,
                                                                        2001                2000
                                                                    -----------         -----------
ASSETS                                                              (UNAUDITED)
Current Assets:
    Cash and equivalents                                            $    27,037         $    18,417
    Receivables, net of allowances                                      151,701             137,695
    Inventories                                                         196,375             175,972
    Prepaid expenses                                                     10,577              13,594
                                                                    -----------         -----------
Total Current Assets                                                    385,690             345,678

Property, Plant and Equipment, net of accumulated
      depreciation of $583,709 in 2001 and $562,235 in 2000           1,339,117           1,368,591
Investments in Net Assets of Equity Affiliates                            1,947               5,882
Goodwill, net of accumulated amortization of $39,688 in 2001
      and $37,753 in 2000                                               271,501             273,436
Other Assets                                                            121,527             127,770
                                                                    -----------         -----------
Total Assets                                                        $ 2,119,782         $ 2,121,357
                                                                    ===========         ===========

LIABILITIES
Current Liabilities:
    Short-term debt                                                 $    64,398         $    15,908
    Accounts payable and other accrued liabilities                      222,072             194,059
                                                                    -----------         -----------
Total Current Liabilities                                               286,470             209,967

Long-Term Debt, less current portion                                  1,473,684           1,516,881
Other Noncurrent Liabilities                                             83,966              82,486
                                                                    -----------         -----------
Total Liabilities                                                     1,844,120           1,809,334
                                                                    -----------         -----------

Contingencies and Commitments (Note 5)

Redeemable Common Stock, at current redemption value                      8,061               8,061
                                                                    -----------         -----------

SHAREHOLDERS' EQUITY
Nonredeemable Common Stock                                                   75                  75
Capital in Excess of Par Value                                          748,813             748,813
Accumulated Deficit                                                    (446,039)           (415,875)
Accumulated Other Comprehensive (Loss)                                   (1,059)                 --
Cumulative Currency Translation Adjustment                              (34,189)            (29,051)
                                                                    -----------         -----------
Total Shareholders' Equity                                              267,601             303,962
                                                                    -----------         -----------
Total Liabilities and Shareholders' Equity                          $ 2,119,782         $ 2,121,357
                                                                    ===========         ===========

See Notes to Condensed Consolidated Financial Statements.

                             RIVERWOOD HOLDING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                     ---------------------------
                                                                     MARCH 31,         MARCH 31,
                                                                       2001               2000
                                                                     ---------         ---------
Net Sales                                                            $ 273,601         $ 270,229
Cost of Sales                                                          222,882           211,928
Selling, General and Administrative                                     30,776            30,368
Research, Development and Engineering                                    1,170             1,097
Other Expense, net                                                       7,956             2,740
                                                                     ---------         ---------

Income from Operations                                                  10,817            24,096
Interest Income                                                            206               172
Interest Expense                                                        40,214            45,771
                                                                     ---------         ---------

(Loss) before Income Taxes and Equity in
   Net Earnings of Affiliates                                          (29,191)          (21,503)
Income Tax Expense                                                         474             1,071
                                                                     ---------         ---------

(Loss) before Equity in Net Earnings of Affiliates                     (29,665)          (22,574)
Equity in Net Earnings of Affiliates                                        --             1,411
                                                                     ---------         ---------
(Loss) before Cumulative Effect of a Change in Accounting              (29,665)          (21,163)
Cumulative Effect of a Change in Accounting, net of tax of $0             (499)               --
                                                                     ---------         ---------
Net (Loss)                                                             (30,164)          (21,163)
                                                                     ---------         ---------
Other Comprehensive (Loss), net of tax:
   Derivative Instruments (Loss)                                        (1,059)               --
   Foreign currency translation adjustments                             (5,138)           (5,800)
                                                                     ---------         ---------
Comprehensive (Loss)                                                 $ (36,361)        $ (26,963)
                                                                     =========         =========


See Notes to Condensed Consolidated Financial Statements.

                             RIVERWOOD HOLDING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)



                                                                 THREE MONTHS ENDED   THREE MONTHS ENDED
                                                                   MARCH 31, 2001       MARCH 31, 2000
                                                                 ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)                                                          $   (30,164)        $   (21,163)
Noncash Items Included in Net (Loss):
     Depreciation and amortization                                       41,268              37,500
     Cumulative effect of a change in accounting                            499                  --
     Deferred income taxes                                               (1,491)             (1,840)
     Pension, postemployment and postretirement benefits
       expense, net of contributions                                      1,228                 731
     Equity in net earnings of affiliates, net of dividends                  --                (822)
     Amortization of deferred debt issuance costs                         1,968               2,558
     Other, net                                                           5,228                  --
Decrease (Increase) in Current Assets:
     Receivables                                                          9,155              (5,610)
     Inventories                                                        (23,006)             (2,024)
     Prepaid expenses                                                     2,745              (1,651)
Decrease in Accounts payable and other accrued liabilities               (6,736)             (2,861)
Increase in Other Noncurrent Liabilities                                    402                 255
                                                                    -----------         -----------
Net Cash Provided by Operating Activities                                 1,096               5,073
                                                                    -----------         -----------

Cash Flows from Investing Activities:
Purchases of Property, Plant and Equipment                              (13,457)            (14,131)
Cash acquired of subsidiary consolidated                                 17,985                  --
Decrease (Increase) in Other Assets                                         232                 (85)
                                                                    -----------         -----------
Net Cash Provided by (Used in) Investing Activities                       4,760             (14,216)
                                                                    -----------         -----------

Cash Flows from Financing Activities:
Net Increase in Notes Payable                                             5,887              14,600
Repurchases of Redeemable Common Stock, net                                  --                 (25)
Payments on Debt                                                             --              (1,418)
                                                                    -----------         -----------
Net Cash Provided by Financing Activities                                 5,887              13,157
                                                                    -----------         -----------
Effect of Exchange Rate Changes on Cash                                  (3,123)             (1,842)
                                                                    -----------         -----------
Net Increase in Cash and Equivalents                                      8,620               2,172
Cash and Equivalents at Beginning of Period                              18,417              14,108
                                                                    -----------         -----------
Cash and Equivalents at End of Period                               $    27,037         $    16,280
                                                                    ===========         ===========

See Notes to Condensed Consolidated Financial Statements.

                             RIVERWOOD HOLDING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements of the Company included herein have been prepared by the Company without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. The Condensed Consolidated Balance Sheet as of December 31, 2000 was derived from audited financial statements.

Holding and RIC Holding, Inc., a wholly-owned subsidiary, conducted no significant business and have no independent assets or operations other than in connection with the Merger and related transactions through March 27, 1996. Holding and RIC Holding, Inc. fully and unconditionally guarantee substantially all of the debt of Riverwood.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a summary of the Company's significant accounting policies, please refer to the Company's report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

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

The Company's consolidated financial statements include all significant subsidiaries in which the Company has the ability to exercise direct or indirect control over operating and financial policies. Intercompany transactions and balances are eliminated in consolidation.

The Company has reclassified the presentation of certain prior period information to conform with the current presentation format.

NOTE 3 - INVENTORIES

The major classes of inventories were as follows:


(IN THOUSANDS OF DOLLARS)           MARCH 31, 2001        DECEMBER 31, 2000
                                    --------------        -----------------
Finished goods                        $  102,792             $   88,101
Work-in-process                           12,150                  9,967
Raw materials                             47,452                 40,374
Supplies                                  33,981                 37,530
                                      ----------             ----------
Total                                 $  196,375             $  175,972
                                      ==========             ==========


NOTE 4 - INVESTMENTS IN NET ASSETS OF EQUITY AFFILIATES

Investments are accounted for using the equity method of accounting. The most significant of these investments was Igaras Papeis e Embalagens S.A. ("Igaras"), an integrated containerboard producer located in Brazil of which the Company owned 50 percent. On July 1, 2000, Igaras spun off the multiple packaging portion of its business into a newly formed company, of which the Company owned 50 percent. On October 3, 2000, the Company, along with its joint venture partner, Cia Suzano de Papel e Celulose, completed the sale of the jointly-held subsidiary Igaras for approximately $510 million, including the assumption of $112 million of debt. The Company recognized a gain of $70.9 million, in connection with the sale. On October 12, 2000, the Company purchased the remaining 50 percent of the newly formed company for $12.5 million.

The following represents the summarized income statement information for Igaras, of which the Company recognized 50 percent in its results of operations:



                                                    THREE MONTHS ENDED
                                                      MARCH 31, 2000
                                                    ------------------
(IN THOUSANDS OF DOLLARS)
Net Sales                                              $   58,393
Cost of Sales                                              42,582
                                                       ----------

Gross Profit                                           $   15,811
                                                       ==========

Income from Operations                                 $   10,600
                                                       ==========

Net Income                                             $    2,392
                                                       ==========


Under the Igaras joint venture agreement, Igaras was required to pay dividends equal to at least 25 percent of its net profits. During the first three months of 2000, the Company received dividends from a non-controlled affiliate other than Igaras totaling $0.5 million, net of taxes of $0.1 million.

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

In late 1995, the Louisiana Department of Environmental Quality ("DEQ") notified the Predecessor of potential liability for the remediation of hazardous substances at a wood treatment site in Shreveport, Louisiana that the Predecessor or its predecessors previously operated, and at a former oil refinery site in Caddo Parish, Louisiana which is on land that the Company previously owned. In response to these notices, the Company has provided additional information concerning these sites and has commenced its own evaluation of any claims and remediation liabilities for which it may be responsible. Subsequent to receipt in May 1996 of a Special Demand Letter from DEQ to remediate the site in Shreveport, the Company entered into an agreement with DEQ to perform a soil and groundwater investigation at the site. The Company completed this investigation work in 1999 and is in ongoing discussions with DEQ to develop an appropriate remediation plan and exit strategy. In September 1996, the Company received a Special Demand Letter from DEQ to remediate the site in Caddo Parish. The Company performed a waste inventory and treatability study at the site and subsequently met with DEQ in October 1999. On

July 6, 2000, the Company and DEQ entered into a Settlement Agreement that describes in detail the remedial actions necessary for the Company to obtain full release of all future liability at this site. The Company has contracted with a vendor to perform the remedial actions as outlined in the Settlement Agreement and the work is currently proceeding. The Company no longer owns the site since transferring the property to another entity on October 22, 2000. The Company anticipates the remedial actions outlined in the Settlement Agreement will be completed during the third quarter of 2001 and, at that time, expects to be relieved of any future liability.

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


                                                                                  OTHER
(IN THOUSANDS OF DOLLARS)                                    SEVERANCE           EXIT COSTS            TOTAL
                                                            -----------          ----------          ----------
Balance at 12/31/98                                         $   21,205           $    3,537          $   24,742
Charges against accrual in 1999                                (11,527)                (791)            (12,318)
                                                            ----------           ----------          ----------
Balance at 12/31/99                                              9,678                2,746              12,424
Net charges against accrual in 2000                             (6,669)              (2,499)             (9,168)
                                                            ----------           ----------          ----------
Balance at 12/31/00                                              3,009                  247               3,256
Charges against accrual in first quarter of 2001                  (125)                (130)               (255)
                                                            ----------           ----------          ----------
Balance at 3/31/01                                          $    2,884           $      117          $    3,001
                                                            ==========           ==========          ==========

During 2000, the Company substantially completed the restructuring plan and reduced the reserve by $4.8 million. In addition, $2.2 million of new restructuring activities aligned with the overall objectives of the initial plan were completed in 2000. The Company anticipates completing this program during 2001.

As of March 31, 2001, the Company has reduced its European workforce related to the 1998 restructuring by approximately 250 employees.

In connection with and following the Merger, the Company decided to exit certain businesses and operating activities, including the sale or closure of the Company's last dedicated folding carton converting plant in the United States, located in Kankakee, Illinois, packaging machinery manufacturing plants in Marietta, Georgia and Koln, Germany, a beverage multiple packaging converting plant in Bakersfield, California and the trucking transportation operations in West Monroe, Louisiana, as well as the consolidation and realignment of certain operations in the United States, Australia and Europe. The cost of exiting these businesses and operating activities was approximately $38.6 million which was accrued during 1996 as a purchase accounting adjustment. The costs related principally to the severance of approximately 750 employees, relocation and other plant closure costs. During the first quarter of 2001, $0.1 million was utilized and charged against the accrual primarily related to exit costs. At March 31, 2001, $0.2 million of this total was included in Other accrued liabilities on the Consolidated Balance Sheet and is expected to be paid out through 2001.

NOTE 7 - BUSINESS SEGMENT INFORMATION

The Company reports its results in two business segments: Coated Board and Containerboard. These segments are evaluated by the chief operating decision maker based primarily on income from operations and EBITDA. The Coated Board business segment includes the production and sale of coated board for beverage carrierboard and folding cartons from its West Monroe, Louisiana and Macon, Georgia mills and from its mill in Sweden; carton converting facilities in the United States, Europe, and Brazil; and the design, manufacture and installation of packaging machinery related to the assembly of beverage cartons. The Containerboard business segment includes the production and sale of linerboard, corrugating medium and kraft paper from paperboard mills in the United States.

Business segment information is as follows:


                                                  THREE MONTHS ENDED
                                          ----------------------------------
                                            MARCH 31,              MARCH 31,
(IN THOUSANDS OF DOLLARS)                     2001                  2000
                                          ------------          ------------
NET SALES:
Coated Board                              $    248,140          $    238,392
Containerboard                                  25,461                31,837
                                          ------------          ------------
                                          $    273,601          $    270,229
                                          ============          ============

INCOME (LOSS) FROM OPERATIONS:
Coated Board                              $     26,309          $     30,102
Containerboard                                  (3,476)                  328
Corporate                                      (12,016)               (6,334)
                                          ------------          ------------
                                          $     10,817          $     24,096
                                          ============          ============

EBITDA:
Coated Board                              $     64,273          $     61,702
Containerboard                                     594                 5,282
Corporate                                       (5,683)               (2,948)
                                          ------------          ------------
                                          $     59,184          $     64,036
                                          ============          ============


NOTE 8 - CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to fluctuations in interest rates on its variable rate debt and fluctuations in foreign currency transaction cash flows. The Company actively monitors these fluctuations and uses derivative instruments from time to time to manage its exposure. In accordance with its risk management strategy, the Company uses derivative instruments only for the purpose of managing risk associated with fluctuations in the cash flow of the underlying exposures identified by management. The Company does not trade or use derivative instruments with the objective of earning financial gains on interest or currency rates, nor does it use leveraged instruments or instruments where there are no underlying exposures identified. The Company's use of derivative instruments may result in short-term gains or losses and may increase volatility in its earnings.

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities ("SFAS No. 133"). SFAS No. 133 requires all derivative instruments to be measured at fair value and recognized on the balance sheet as either assets or liabilities. In addition, all derivative instruments used in hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. Upon adoption of SFAS No. 133, the Company recognized a one-time after-tax transition adjustment to decrease earnings by approximately $0.5 million and decrease other comprehensive income by approximately $1.1 million. These amounts have been presented as a cumulative effect of change in accounting principle in the accompanying Condensed

Consolidated Statement of Operations and Comprehensive Loss for the Three Months Ended March 31, 2001 and Condensed Consolidated Balance Sheet at March 31, 2001, respectively.

The following is a summary of the Company's derivative instruments as of March 31, 2001 and the accounting policies it employs for each:

Hedges of Anticipated Cash Flows

The following is a reconciliation of current period changes in the fair value of the interest rate swap agreements, foreign currency forward and option contracts which have been recorded as Accumulated Other Comprehensive (Loss) in the accompanying Condensed Consolidated Balance Sheet at March 31, 2001 and as Derivative Instruments (Loss) in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss for the Three Months Ended
March 31, 2001.


(in thousands of dollars)
SFAS No. 133 transition adjustment                               $ (1,094)
Current period increase in fair value                                  35
                                                                 --------
Balance at March 31, 2001                                        $ (1,059)
                                                                 ========

During the three months ended March 31, 2001, there was no ineffective portion related to the changes in fair value of the interest rate swap agreements, foreign currency forward and option contracts and there were no amounts excluded from the measure of effectiveness. The balance of $(1.1) million recorded in Accumulated Other Comprehensive (Loss) at March 31, 2001 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in the related hedged exposure. The estimated amount to be reclassified into future earnings as interest expense over the next twelve months through March 31, 2002 is approximately $0.5 million. The actual amount that will be reclassified to future earnings over the next twelve months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings during the first quarter of 2001 in connection with forecasted transactions that were no longer considered probable of occurring.

Derivatives not Designated as Hedges

The Company has foreign currency forward contracts used to hedge the exposure associated with foreign currency denominated receivables. These contracts are presently being marked-to-market through the income statement and will continue to be marked-to-market through the income statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In connection with the Merger, the Company entered into a credit agreement (as amended, the "Credit Agreement") that currently provides for senior secured credit facilities (the "Facilities") consisting of $488 million in outstanding term loans under a term loan facility (the "Term Loan Facility") and a $400 million revolving credit facility (the "Revolving Facility"). In addition, Riverwood International Machinery, Inc., a wholly-owned subsidiary of Riverwood, entered into a credit agreement providing for a $140 million secured revolving credit facility (the "Machinery Facility") for the purpose of financing or refinancing packaging machinery. In connection with the Merger, the Company also completed an offering of $250 million aggregate principal amount of 10 1/4 percent Senior Notes due 2006 (the "1996 Senior Notes") and $400 million aggregate principal amount of 10 7/8 percent Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes" and together with the 1996 Senior Notes, the "1996 Notes").

On July 28, 1997, the Company completed an offering of $250 million principal amount of 10 5/8 percent Senior Notes due 2007 (the "Initial Notes"). The net proceeds of this offering were applied to prepay certain revolving credit borrowings under the Revolving Facility (without any commitment reduction) and to refinance certain Tranche A term loans and other borrowings under the Credit Agreement. A registration statement under the Securities Act of 1933, as amended, registering senior notes of the Company identical in all material respects to the Initial Notes (the "Exchange Notes") offered in exchange for the Initial Notes became effective October 1, 1997. On November 3, 1997, the Company completed its exchange offer of the Initial Notes for the Exchange Notes. The Initial Notes and the Exchange Notes are referred to herein as the 1997 Notes.

In connection with the sale of Igaras on October 3, 2000, the Company entered into Amendment No. 5 dated September 12, 2000, effective October 3, 2000, to the Credit Agreement. Pursuant to the amendment, the Company applied $120 million and $25 million of the sale proceeds to its 2001 and 2002 term loan maturities under the Term Loan Facility, respectively. The Company recognized a loss on the early extinguishment of debt of approximately $2.1 million in the fourth quarter of 2000. The Company applied the remaining portion of the proceeds (approximately $48 million) to the Revolving Facility (without any commitment reduction). In connection with Amendment No. 5, the Company canceled its Machinery Facility. The effect of applying the proceeds to the Revolving Facility and canceling the Machinery Facility did not have a material impact to the Company's overall liquidity. In addition, certain of the financial covenants included in the Credit Agreement were amended.

GENERAL

The Company reports its results in two business segments: Coated Board and Containerboard. The Coated Board business segment includes (i) the production and sale of coated unbleached kraft paperboard ("CUK Board") for packaging cartons from the paper mills in Macon, Georgia (the "Macon Mill") and in West Monroe, Louisiana (the "West Monroe Mill") and white lined chip board ("WLC") at its paper mill in Norrkoping, Sweden (the "Swedish Mill"); (ii) converting operations facilities in the United States, Europe, and Brazil; and (iii) the design, manufacture and installation of packaging machinery related to the assembly of beverage cartons. The Containerboard business segment includes the production and sale of linerboard, corrugating medium and kraft paper from paperboard mills in the United States.

EBITDA is defined as consolidated net income (exclusive of non-cash charges resulting from purchase accounting during the periods subsequent to the Merger) before consolidated interest expense, consolidated income taxes, consolidated depreciation and amortization, and other non-cash charges deducted in determining consolidated net income, extraordinary items and the cumulative effect of accounting changes and earnings of, but including dividends from, non-controlled affiliates. The Company believes that EBITDA provides useful information regarding the Company's debt service ability, but should not be considered in isolation or as a substitute for the Condensed Consolidated Statements of Operations and Comprehensive Loss or cash flow data.


                                                  THREE MONTHS ENDED
                                          -----------------------------------
                                           MARCH 31,                MARCH 31,
                                             2001                     2000
                                          ----------             ------------
(In thousands of dollars)
EBITDA (Segment Data):
      Coated Board                         $   64,273             $   61,702
      Containerboard                              594                  5,282
      Corporate                                (5,683)                (2,948)
                                           ----------             ----------
EBITDA                                     $   59,184             $   64,036
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

In the Containerboard business segment, conditions in the cyclical worldwide commodity paperboard markets have a substantial impact on the Company's Containerboard sales. During the first three months of 2001, the Company has taken 14 days, or approximately 5,500 tons, of medium market-related downtime at its U.S. mills that resulted in approximately $0.9 million of underabsorbed fixed costs. The Company expects to take an additional 27 days, or 10,600 tons, of downtime throughout the remainder of 2001, but the amount of downtime could change depending upon market conditions. The downtime results from a number of factors, but principally a weak containerboard market. As a result of the downtime throughout the remainder of 2001, the Company expects the impact on earnings at its U.S. mills to be approximately $1.8 million related to the underabsorbtion of fixed costs.

During the first three months of 2001, the Company experienced a significant increase in its energy costs compared to the first three months of 2000, especially at its U.S. mills, equal to approximately $10 million.

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

In addition, the Company is continuing to implement a strategy focused on the expansion into the high-growth segments of the global consumer packaged goods sector. The Company has identified a number of new end-use markets and strategic alliance partners to position the Company to provide a broad portfolio of new and enhanced products to generate additional growth in the global consumer packaged goods sector.

Effective January 1, 2001, the Company consolidated into its financial statements the accounts of Rengo Riverwood Packaging, Ltd. ("Rengo"), the Company's Japanese joint venture, since the Company has the ability to exercise direct or indirect control over Rengo's operating and financial policies. The consolidation of Rengo contributed approximately $10 million in Net Sales and $1 million in EBITDA in the first three months of 2001.

The Company expects capital expenditures will range from $55 million to $65 million in 2001 as the Company invests to improve its process capabilities, in packaging machinery, and to comply with environmental cluster rules. The Company continues to evaluate its current operations and assets with a view to rationalizing its operations and improving profitability, in particular with respect to its international converting assets and strategy. As part of this effort, the Company initiated a $25.6 million global restructuring program in the fourth quarter of 1998 aimed at achieving annualized savings and cost avoidance of approximately $20 million when fully implemented. The global restructuring program is focused in the Company's European operations. To date, the Company has made significant progress in completing the restructuring activities and anticipates completing this program during 2001 (see
"-- Financial Condition, Liquidity and Capital Resources -- Restructuring Activities"). Finally, the Company is continuing to focus on reducing working capital and increasing liquidity.

Packaging machinery placements during the first three months of 2001 decreased approximately 50 percent when compared to the first three months of 2000. The decrease was partially due to the timing of shipments. The Company expects packaging machinery placements for 2001 to be lower compared to 2000. The Company has been and will continue to be selective in future packaging machinery placements to ensure appropriate returns.

OUTLOOK

The Company expects that its 2001 full year EBITDA will be comparable to its 2000 EBITDA, although no assurance can be given in this regard. The achievement of this expectation is dependent upon (among other things) a number of profit improvement initiatives, including increasing worldwide beverage and North American consumer product sales volumes above 2000 levels, improving U.S. mill throughput, continued cost savings from other actions taken to date and stable pricing for the Company's products. In 2001, the Company expects sales volume increases in its worldwide beverage markets, and continued growth in its North American consumer product markets. The Company expects containerboard sales and margins to be negatively affected for the remainder of 2001 due to the recent negative market pressures on containerboard pricing. The Company believes that increased energy costs will continue to significantly impact its results for the remainder of 2001.

RESULTS OF OPERATIONS


                                                                THREE MONTHS ENDED
                                               --------------------------------------------------
                                                                 % INCREASE
                                                                 (DECREASE)
                                                MARCH 31,        FROM PRIOR             MARCH 31,
(IN THOUSANDS OF DOLLARS)                         2001             PERIOD                 2000
                                               ---------         -----------            ---------
Net Sales (Segment Data):
   Coated Board                                $ 248,140               4.1%             $ 238,392
   Containerboard                                 25,461             (20.0)                31,837
                                               ---------                                ---------
Net Sales                                        273,601               1.2                270,229
Cost of Sales                                    222,882               5.2                211,928
                                               ---------                                ---------
Gross Profit                                      50,719             (13.0)                58,301
Selling, General and Administrative               30,776               1.3                 30,368
Research, Development and
  Engineering                                      1,170               6.7                  1,097
Other Expense, net                                 7,956             190.4%                 2,740
                                               ---------                                ---------
Income from Operations                         $  10,817             (55.1)             $  24,096
                                               =========                                =========

Income (Loss) from Operations
 (Segment Data):
   Coated Board                                $  26,309             (12.6)%            $  30,102
   Containerboard                                 (3,476)           (100.0)                   328
   Corporate                                     (12,016)            (89.7)                (6,334)
                                               ---------                                ---------
Income from Operations                         $  10,817             (55.1)             $  24,096
                                               =========                                =========



PAPERBOARD SHIPMENTS

The following represents shipments of Coated Board and Containerboard to outside customers. Shipments of Coated Board represent sales to customers of beverage carrierboard and folding cartonboard. Shipments from the Swedish Mill represent sales to customers of WLC produced at this mill. Shipments of Containerboard represent sales to customers of linerboard, corrugating medium, kraft paper and various other items. Total shipments for the three months ended March 31, 2001 and 2000 were as follows:


                                                        THREE MONTHS ENDED
                                                ----------------------------------
                                                MARCH 31,                 MARCH 31,
                                                  2001                      2000
                                                ---------                 --------
(In thousands of tons)
Coated Board                                       221.3                    221.5
Swedish Mill                                        39.6                     37.2
Containerboard                                      73.5                     90.0
                                                --------                 --------
                                                   334.4                    348.7
                                                ========                 ========

FIRST QUARTER 2001 COMPARED WITH FIRST QUARTER 2000

NET SALES

As a result of the factors described below, the Company's Net Sales in the first quarter of 2001 increased by $3.4 million, or 1.2 percent, compared with the first quarter of 2000. Net Sales in the Coated Board business segment increased by $9.7 million in the first quarter of 2001, or 4.1 percent, to $248.1 million from $238.4 million in the first quarter of 2000, due primarily to higher sales volume in North American consumer product markets, North American soft drink markets, and international beverage markets, and the consolidation of Rengo. These increases were somewhat offset by lower volumes in North American beer markets due to the timing of carton orders, and the negative impact of foreign currency exchange rates. Net Sales in the Containerboard business segment decreased by $6.3 million, or 20.0 percent, to $25.5 million in the first quarter of 2001 from $31.8 million in the first quarter of 2000, due principally to lower volumes and pricing.

GROSS PROFIT

As a result of the factors discussed below, the Company's Gross Profit for the first quarter of 2001 decreased by $7.6 million, or 13.0 percent, to $50.7 million from $58.3 million in the first quarter of 2000. The Company's gross profit margin decreased to 18.5 percent in the first quarter of 2001 from 21.6 percent in the first quarter of 2000. Gross Profit in the Coated Board business segment decreased by $2.3 million, or 4.0 percent, to $55.0 million in the first quarter of 2001 from $57.3 million in the first quarter of 2000, while its gross profit margin decreased to 22.2 percent in the first quarter of 2001 from 24.0 percent in the first quarter of 2000. The decrease in Coated Board Gross Profit was due primarily to increased energy costs somewhat offset by worldwide cost reductions and higher Net Sales. Gross Profit in the Containerboard business segment decreased by $3.8 million to $(2.7) million in the first quarter of 2001 from $1.1 million in the first quarter of 2000, while its gross profit margin decreased to (10.6) percent in the first quarter of 2001 from 3.5 percent in the first quarter of 2000. The decrease in Containerboard Gross Profit resulted principally from lower volumes and pricing, and the underabsorbtion of fixed costs due to the market related downtime taken in the first quarter of 2001.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, General and Administrative expenses increased $0.4 million, or 1.3 percent, to $30.8 million in the first quarter of 2001 from $30.4 million in the first quarter of 2000, due primarily to certain non-recurring operating charges recorded in the first quarter of 2001. As a percentage of Net Sales, Selling, General and Administrative expenses were 11.2 percent in the first quarter of 2001 and 2000.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, Development and Engineering expenses increased $0.1 million, or 6.7 percent, to $1.2 million in the first quarter of 2001 from $1.1 million in the first quarter of 2000, due primarily to higher research and development investing relating to packaging machinery.

OTHER EXPENSE, NET

Other Expense, net, increased $5.3 million, or 190.4 percent, to $8.0 million in the first quarter of 2001 from $2.7 million in the first quarter of 2000. This change was principally due to non-recurring operating charges recorded in the first quarter of 2001 primarily relating to a litigation reserve and an asset retirement.

INCOME (LOSS) FROM OPERATIONS

Primarily as a result of the factors discussed above, the Company's Income from Operations in the first quarter of 2001 decreased by $13.3 million, or 55.1 percent, to $10.8 million from $24.1 million in the first quarter of 2000, while the Company's operating margin decreased to 4.0 percent in the first quarter of 2001 from 8.9 percent in the first quarter of 2000. Income from Operations in the Coated Board business segment decreased by $3.8 million, or 12.6 percent, to $26.3 million in the first quarter of 2001 from $30.1 million in the first quarter of 2000, while the operating margin decreased to 10.6 percent in the first quarter of 2001 from 12.6 percent in the first quarter of 2000, primarily as a result of the factors described above. Income from Operations in the Containerboard business segment decreased by $3.8 million to $(3.5) million in the first quarter of 2001 from $0.3 million in the first quarter of 2000, while the operating margin decreased to (13.7) percent in the first quarter of 2001 from 1.0 percent in the first quarter of 2000, primarily as a result of the factors described above.

FLUCTUATIONS IN U.S. CURRENCY EXCHANGE RATES

The strengthening of the U.S. dollar currency exchange rates as compared to the Euro and related currencies, and the Japanese Yen had a modest impact on Net Sales, Gross Profit, Income from Operations, and operating expenses during the first quarter of 2001.

INTEREST INCOME, INTEREST EXPENSE, INCOME TAX EXPENSE, EQUITY IN NET EARNINGS OF AFFILIATES, AND CHANGE IN ACCOUNTING PRINCIPLE.

INTEREST INCOME

Interest Income remained constant at $0.2 million for the first quarter of 2001 and 2000.

INTEREST EXPENSE

Interest Expense decreased by $5.6 million to $40.2 million in the first quarter of 2001 from $45.8 million in the first quarter of 2000 due primarily to lower average debt balances but also impacted by lower average interest rates.

INCOME TAX EXPENSE

During the first quarter of 2001, the Company recognized an income tax expense of $0.5 million on a (Loss) before Income Taxes, Equity in Net Earnings of Affiliates, and Cumulative Effect of a Change in Accounting of $(29.2) million. During the first quarter of 2000, the Company recognized an income tax expense of $1.1 million on a (Loss) before Income Taxes and Equity in Net Earnings of Affiliates of $(21.5) million. These expenses differed from the statutory federal income tax rate primarily because of valuation allowances established on net operating loss carryforward tax assets in the U.S. and certain international locations where the realization of such benefits is not more likely than not.

EQUITY IN NET EARNINGS OF AFFILIATES

Equity in Net Earnings of Affiliates was comprised primarily of the Company's equity in net earnings of Igaras, which was accounted for under the equity method of accounting. On October 3, 2000, the Company, along with its joint venture partner, Cia Suzano de Papel e Celulose, completed the sale of the jointly-held subsidiary Igaras. Equity in Net Earnings of Affiliates decreased $1.4 million to nil in the first quarter of 2001 from $1.4 million in the first quarter of 2000 as a result of the sale of Igaras and the consolidation of Rengo.

CHANGE IN ACCOUNTING PRINCIPLE

The Company is exposed to fluctuations in interest rates on its variable rate debt and fluctuations in foreign currency transaction cash flows. The Company actively monitors these fluctuations and uses derivative instruments from time to time to manage its exposure. In accordance with its risk management strategy, the Company uses derivative instruments only for the purpose of managing risk associated with fluctuations in the cash flow of the underlying exposures identified by management. The Company does not trade or use derivative instruments with the objective of earning financial gains on interest or currency rates, nor does it use leveraged instruments or instruments where there are no underlying exposures identified. The Company's use of derivative instruments may result in short-term gains or losses and may increase volatility in its earnings.

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities ("SFAS No. 133"). SFAS No. 133 requires all derivative instruments to be measured at fair value and recognized on the balance sheet as either assets or liabilities. In addition, all derivative instruments used in hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. Upon adoption of SFAS No. 133, the Company recognized a one-time after-tax transition adjustment to decrease earnings by approximately $0.5 million and decrease other comprehensive income by approximately $1.1 million. These amounts have been presented as a cumulative effect of change in accounting principle in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss for the Three Months Ended March 31, 2001 and Condensed Consolidated Balance Sheet at March 31, 2001, respectively.

The following is a summary of the Company's derivative instruments as of March 31, 2001 and the accounting policies it employs for each:

Hedges of Anticipated Cash Flows

The following is a reconciliation of current period changes in the fair value of the interest rate swap agreements, foreign currency forward and option contracts which have been recorded as Accumulated Other Comprehensive (Loss) in the accompanying Condensed Consolidated Balance Sheet at March 31, 2001 and as Derivative Instruments (Loss) in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss for the Three Months Ended
March 31, 2001.

(in thousands of dollars)
SFAS No. 133 transition adjustment                       $ (1,094)
Current period increase in fair value                          35
                                                         --------
Balance at March 31, 2001                                $ (1,059)
                                                         ========


During the three months ended March 31, 2001, there was no ineffective portion related to the changes in fair value of the interest rate swap agreements, foreign currency forward and option contracts and there were no amounts excluded from the measure of effectiveness. The balance of $(1.1) million recorded in Accumulated Other Comprehensive (Loss) at March 31, 2001 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in the related hedged exposure. The estimated amount to be reclassified into future earnings as interest expense over the next twelve months through March 31, 2002 is approximately $0.5 million. The actual amount that will be reclassified to future earnings over the next twelve months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings during the first quarter of 2001 in connection with forecasted transactions that were no longer considered probable of occurring.

Derivatives not Designated as Hedges

The Company has foreign currency forward contracts used to hedge the exposure associated with foreign currency denominated receivables. These contracts are presently being marked-to-market through the income statement and will continue to be marked-to-market through the income statement.

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

CASH FLOWS

Cash and equivalents increased by approximately $8.6 million in the first three months of 2001 primarily as a result of the consolidation of Rengo somewhat offset by purchases of property, plant and equipment. Depreciation and amortization during the first three months of 2001 totaled approximately $41 million, and is expected to be approximately $145 million to $150 million for 2001.

The Company's cash flows from its operations and EBITDA are subject to moderate seasonality with demand usually increasing in the spring and summer due to the seasonality of the worldwide multiple packaging beverage segment.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise primarily from debt service on the substantial indebtedness incurred in connection with the Merger, and from the funding of its capital expenditures, ongoing operating costs, and working capital. As of March 31, 2001, the Company had outstanding approximately $1,531 million of long-term debt, consisting primarily of $650 million aggregate principal amount of the 1996 Notes, $250 million of the 1997 Notes, $488 million outstanding under the Term Loan Facility and additional amounts under the Revolving Facility and other debt issues and facilities. During the first three months of 2001, the Company had a net increase in revolving credit facilities borrowings of approximately $5.9 million.

DEBT SERVICE

Principal and interest payments under the Term Loan Facility and the Revolving Facility, together with interest payments on the 1997 Notes and 1996 Notes, represent significant liquidity requirements for the Company. Annual term loan amortization requirements under the Term Loan Facility will be approximately $148 million, $184 million, and $156 million for each of the years 2002 through 2004, respectively.

The loans under the Facilities bear interest at floating rates based upon the interest rate option elected by the Company. The Tranche A term loans, Tranche B term loans and Tranche C term loans under the Term Loan Facility bore interest as of March 31, 2001 at an average rate per annum of 8.2 percent. The Senior Notes, the 1997 Notes and the Senior Subordinated Notes bear interest at rates of 10 1/4 percent, 10 5/8 percent and 10 7/8 percent, respectively. Interest expense in 2001 is expected to be approximately $160 million, including approximately $8 million of non-cash amortization of deferred debt issuance costs. During the first three months of 2001, cash paid for interest was approximately $29 million.

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

The Company uses interest rate swap agreements to fix a portion of its variable rate Term Loan Facility to a fixed rate in order to reduce the impact of interest rate changes on future income. The difference to be paid or received under these agreements is recognized as an adjustment to interest expense related to that debt. At March 31, 2001, the Company had interest rate swap agreements with a notional amount of $275 million, under which the Company will pay fixed rates of 5.36 percent to 6.92 percent and receive three-month LIBOR.

COVENANT RESTRICTIONS

The Credit Agreement imposes restrictions on the Company's ability to make capital expenditures and both the Credit Agreement and the indentures governing the 1996 Notes and the 1997 Notes limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, meet its capital spending program, provide for unanticipated capital investments or take advantage of business opportunities. The covenants contained in the Credit Agreement also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur guarantee obligations, repay the relevant 1996 Notes or the 1997 Notes, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures or engage in certain transactions with affiliates, and otherwise restrict corporate activities. The covenants contained in such indentures also impose restrictions on the operation of the Company's business. The Credit Agreement also contains financial covenants that require the Company to maintain a consolidated interest expense ratio and meet minimum EBITDA requirements. These financial covenants provide for annual increases in the ratio and EBITDA requirements at year end. At March 31, 2001, the Company was in compliance with the financial covenants in the Credit Agreement. Compliance with these covenants for subsequent periods may be difficult given current market and other economic conditions (see "--Outlook"). The Company's ability to comply in future periods will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company's control and will be substantially dependent on the selling prices for the Company's products, raw material and energy costs, and the Company's ability to successfully implement its overall business and profitability strategies.

CAPITAL EXPENDITURES

Capital spending for the first three months of 2001 was approximately $13.5 million, down 4.8 percent from $14.1 million in the first three months of 2000. Capital spending during the first three months of 2001 related primarily to improving the Company's process capabilities, manufacturing packaging machinery and environmental cluster rule compliance. Total capital spending for 2001 is expected to be between $55 million and $65 million, and is expected to relate principally to improving the Company's process capabilities, the production of packaging machinery and environmental cluster rule compliance.

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

                                                                                           Other
(In thousands of dollars)                                            Severance            Exit Costs             Total
                                                                     ----------           ----------          ----------
Balance at 12/31/98                                                  $   21,205           $    3,537          $   24,742
Charges against accrual in 1999                                         (11,527)                (791)            (12,318)
                                                                     ----------           ----------          ----------
Balance at 12/31/99                                                       9,678                2,746              12,424
Net charges against accrual in 2000                                      (6,669)              (2,499)             (9,168)
                                                                     ----------           ----------          ----------
Balance at 12/31/00                                                       3,009                  247               3,256
Net charges against accrual in first three months of 2001                  (125)                (130)               (255)
                                                                     ----------           ----------          ----------
Balance at 3/31/01                                                   $    2,884           $      117          $    3,001
                                                                     ==========           ==========          ==========


During 2000, the Company substantially completed the restructuring plan and reduced the reserve by $4.8 million. In addition, $2.2 million of new restructuring activities aligned with the overall objectives of the initial plan were completed in 2000. The Company anticipates completing this program during 2001.

As of March 31, 2001, the Company has reduced its European workforce related to the 1998 restructuring by approximately 250 employees.

In connection with and following the Merger, the Company decided to exit certain businesses and operating activities, including the sale or closure of the Company's last dedicated folding carton converting plant in the United States, located in Kankakee, Illinois, packaging machinery manufacturing plants in Marietta, Georgia and Koln, Germany, a beverage multiple packaging converting plant in Bakersfield, California and the trucking transportation operations in West Monroe, Louisiana, as well as the consolidation and realignment of certain operations in the United States, Australia and Europe. The cost of exiting these businesses and operating activities was approximately $38.6 million which was accrued during 1996 as a purchase accounting adjustment. The costs related principally to the severance of approximately 750 employees, relocation and other plant closure costs. During the first quarter of 2001, $0.1 million was utilized and charged against the accrual primarily related to exit costs. At March 31, 2001, $0.2 million of this total was included in Other accrued liabilities on the Consolidated Balance Sheet and is expected to be paid out through 2001.

FINANCING SOURCES AND CASH FLOWS

At March 31, 2001, the Company and its U.S. and international subsidiaries had the following amounts of commitments, amounts outstanding and amounts available under revolving credit facilities:

                                                        TOTAL AMOUNT        TOTAL AMOUNT
                                    TOTAL AMOUNT       OUTSTANDING AT        AVAILABLE AT
                                        OF               MARCH 31,            MARCH 31,
                                    COMMITMENTS            2001                 2001
                                    -------------       -------------       ------------
(IN THOUSANDS OF DOLLARS)
Revolving Facility                  $   400,000         $   137,400         $   262,600
International Facilities                 14,578               7,562               7,016
                                    -----------         -----------         -----------
                                    $   414,578         $   144,962         $   269,616
                                    ===========         ===========         ===========

The Company anticipates pursuing additional working capital financing for its foreign operations as necessary. The Company believes that cash generated from operations, together with amounts available under its Revolving Facility and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs until the maturity of the Revolving Facility, although no assurance can be given in this regard. The Company's future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see "--Covenant Restrictions"), will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control and will be substantially dependent on the selling prices for the Company's products, raw material and energy costs, and the Company's ability to successfully implement its overall business and profitability strategies.

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

In late 1995, the Louisiana Department of Environmental Quality ("DEQ") notified the Predecessor of potential liability for the remediation of hazardous substances at a wood treatment site in Shreveport, Louisiana that the Predecessor or its predecessors previously operated, and at a former oil refinery site in Caddo Parish, Louisiana which is on land that the Company previously owned. In response to these notices, the Company has provided additional information concerning these sites and has commenced its own evaluation of any claims and remediation liabilities for which it may be responsible. Subsequent to receipt in May 1996 of a Special Demand Letter from DEQ to remediate the site in Shreveport, the Company entered into an agreement with DEQ to perform a soil and groundwater investigation at the site. The Company completed this investigation work in 1999 and is in ongoing discussions with DEQ to develop an appropriate remediation plan and exit strategy. In September 1996, the Company received a Special Demand Letter from DEQ to remediate the site in Caddo Parish. The Company performed a waste inventory and treatability study at the site and subsequently met with DEQ in October 1999. On July 6, 2000, the Company and DEQ entered into a Settlement Agreement that describes in detail the remedial actions necessary for the Company to obtain full release of all future liability at this site. The Company has contracted with a vendor to perform the remedial actions as outlined in the Settlement Agreement and the work is currently proceeding. The Company no longer owns the site since transferring the property to another entity on October 22, 2000. The Company anticipates the remedial actions outlined in the Settlement Agreement will be completed during the third quarter of 2001 and, at that time, expects to be relieved of any future liability.

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

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in "-Business Trends and Initiatives" concerning (a) the Company's expectation regarding downtime during the remainder of 2001, (b) the improvements which the Company's long-term initiatives, including, without limitation, its profit center reorganization and global restructuring program, are designed to achieve, (c) the Company's expectation that capital expenditures will range from $55 million to $65 million in 2001, (d) the Company's expectation that its global restructuring program will be completed during 2001, and (e) the Company's expectation regarding packaging machinery placements; (ii) the statements in "-Outlook" concerning (a) the Company's expectation that its 2001 EBITDA will be comparable to its 2000 EBITDA as well as each of the factors which the Company believes support such expectation, (b) the Company's expectations regarding sales volumes in its worldwide beverage markets and continued growth in its North American consumer product markets, (c) the Company's expectation regarding containerboard sales and margins, and (d) the Company's expectation regarding increased energy costs; (iii) the statements in "Financial Condition, Liquidity and Capital Resources" concerning (a) the Company's expectation that depreciation and amortization for 2001 will be approximately $145 million to $150 million, (b) the Company's expectation that 2001 interest expense will be approximately $160 million, including approximately $8 million of non-cash amortization of deferred debt issuance costs, (c) the Company's expectation that total capital spending for 2001 will range from $55 million to $65 million, (d) the Company's belief that cash generated from operations, together with amounts available under available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs until the maturity of the Revolving Facility, (e) the Company's expectations with respect to capital spending that may be required to comply with the cluster rules and that, based on current knowledge, environmental costs are not expected to have a material impact on the results of operations, cash flows or financial condition of the Company, (f) the Company's belief and estimates in respect of certain Louisiana income tax matters relating to the Section 338(h)(10) election, including, without limitation, management's belief that additional tax and interest ultimately paid (if any) would be substantially less than the amounts listed on the Notice of Proposed Tax Due; (iv) other statements as to management's or the Company's expectations and beliefs presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The important factors described elsewhere in this report (including, without limitation, those discussed in "- Financial Condition, Liquidity and Capital Resources - Liquidity and Capital Resources - Environmental and Legal Matters" and "- Tax Matters Relating to the Merger"), the Company's Report on Form 10-K for the year ended December 31, 2000, or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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

Not applicable

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II,
Item 7A, "Quantitative and Qualitative Disclosure about Market Risk", in the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 2000. There have been no significant developments with respect to derivatives or exposure to market risk during the first three months of 2001.

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


                                        RIVERWOOD HOLDING, INC.
                                    -------------------------------------------
                                        (Registrant)



Date:    May 14, 2001               By:
                                          /s/  Edward W. Stroetz Jr.
                                    -------------------------------------------
                                               Edward W. Stroetz Jr.
                                               Secretary


Date:    May 14, 2001               By:
                                          /s/  Daniel J. Blount
                                    -------------------------------------------
                                               Daniel J. Blount
                                               Senior Vice President and
                                               Chief Financial Officer