Form 10-Q
period 2001-06-30
RIVERWOOD HOLDING INC
filed 2001-08-14
CIK 886239

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________

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

Yes  /X/        No  / /

      At August 3, 2001 there were 7,067,180 shares and 500,000 shares of the registrant's Class A and Class B common stock, respectively, outstanding.

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

                          RIVERWOOD HOLDING, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In thousands of dollars)


                                                                  JUNE 30,        DECEMBER 31,
                                                                    2001             2000
                                                                 -----------      ------------
                                                                 (UNAUDITED)
ASSETS
Current Assets:
    Cash and Equivalents                                         $    35,268      $    18,417
    Receivables, Net of Allowances                                   179,337          137,695
    Inventories                                                      181,539          175,972
    Prepaid Expenses                                                  10,921           13,594
                                                                 -----------      -----------
Total Current Assets                                                 407,065          345,678

Property, Plant and Equipment, Net of Accumulated
      Depreciation of $608,039 in 2001 and $562,235 in 2000        1,320,010        1,368,591
Goodwill, Net of Accumulated Amortization of $41,624 in 2001
      and $37,753 in 2000                                            269,566          273,436
Other Assets                                                         123,092          133,652
                                                                 -----------      -----------
Total Assets                                                     $ 2,119,733      $ 2,121,357
                                                                 ===========      ===========

LIABILITIES
Current Liabilities:

    Short-Term Debt                                              $     8,430      $    15,908
    Accounts Payable and Other Accrued Liabilities                   227,856          194,059
                                                                 -----------      -----------
Total Current Liabilities                                            236,286          209,967

Long-Term Debt, Less Current Portion                               1,529,660        1,516,881
Other Noncurrent Liabilities                                          88,749           82,486
                                                                 -----------      -----------
Total Liabilities                                                  1,854,695        1,809,334
                                                                 -----------      -----------

Contingencies and Commitments (Note 5)

Redeemable Common Stock, at Current Redemption Value                   8,421            8,061
                                                                 -----------      -----------

SHAREHOLDERS' EQUITY
Nonredeemable Common Stock                                                75               75
Capital in Excess of Par Value                                       748,753          748,813
Accumulated Deficit                                                 (453,481)        (415,875)
Accumulated Other Comprehensive (Loss)                                (2,447)              --
Cumulative Currency Translation Adjustment                           (36,283)         (29,051)
                                                                 -----------      -----------
Total Shareholders' Equity                                           256,617          303,962
                                                                 -----------      -----------
Total Liabilities and Shareholders' Equity                       $ 2,119,733      $ 2,121,357
                                                                 ===========      ===========

See Notes to Condensed Consolidated Financial Statements.

                             RIVERWOOD HOLDING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            ------------------------      ------------------------
                                                            JUNE 30,        JUNE 30,      JUNE 30,       JUNE 30,
                                                              2001           2000           2001           2000
                                                            ---------      ---------      ---------      ---------
Net Sales                                                   $ 323,830      $ 304,522      $ 597,431      $ 574,751
Cost of Sales                                                 250,658        231,589        473,540        443,517
Selling, General and Administrative                            29,977         29,348         60,753         59,716
Research, Development and Engineering                           1,165          1,003          2,335          2,100
Other Expense (Income), Net                                     5,112           (767)        13,068          1,973
                                                            ---------      ---------      ---------      ---------
Income from Operations                                         36,918         43,349         47,735         67,445
Interest Income                                                   350            221            556            393
Interest Expense                                               39,989         46,735         80,203         92,505
                                                            ---------      ---------      ---------      ---------

(Loss) before Income Taxes and Equity in
   Net Earnings of Affiliates                                  (2,721)        (3,165)       (31,912)       (24,667)
Income Tax Expense                                              1,951          1,365          2,425          2,437
                                                            ---------      ---------      ---------      ---------

(Loss) before Equity in Net Earnings of Affiliates             (4,672)        (4,530)       (34,337)       (27,104)
Equity in Net Earnings of Affiliates                               --            875             --          2,286
                                                            ---------      ---------      ---------      ---------
(Loss) before Extraordinary Item and Cumulative                (4,672)        (3,655)       (34,337)       (24,818)
   Effect of a Change in Accounting
Extraordinary Loss on Early Extinguishment of Debt,
   Net of Tax of $0                                            (2,770)            --         (2,770)            --
                                                            ---------      ---------      ---------      ---------
(Loss) before Cumulative Effect of a Change in
   Accounting                                                  (7,442)        (3,655)       (37,107)       (24,818)
Cumulative Effect of a Change in Accounting, Net of Tax
   of $0                                                           --             --           (499)            --
                                                            ---------      ---------      ---------      ---------
Net  (Loss)                                                    (7,442)        (3,655)       (37,606)       (24,818)
                                                            ---------      ---------      ---------      ---------
Other Comprehensive (Loss), Net of Tax:
   Derivative Instruments (Loss)                               (1,388)            --         (2,447)            --
   Foreign Currency Translation Adjustments                    (2,094)        (5,168)        (7,232)       (10,968)
                                                            ---------      ---------      ---------      ---------
Comprehensive (Loss)                                        $ (10,924)     $  (8,823)     $ (47,285)     $ (35,786)
                                                            =========      =========      =========      =========


See Notes to Condensed Consolidated Financial Statements.

                             RIVERWOOD HOLDING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                         SIX MONTHS ENDED
                                                                  -------------------------------
                                                                  JUNE 30, 2001     JUNE 30, 2000
                                                                  -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)                                                          $ (37,606)        $ (24,818)
Noncash Items Included in Net (Loss):
     Depreciation and Amortization                                     72,341            75,127
     Cumulative Effect of a Change in Accounting                          499                --
     Extraordinary Loss on Early Extinguishment of Debt, Net            2,770                --
     Deferred Income Taxes                                             (1,638)           (1,682)
     Pension, Postemployment and Postretirement Benefits
        Expense, Net of Contributions                                   2,635             1,963
     Net Gain on Disposal of Assets                                        --              (745)
     Equity in Net Earnings of Affiliates, Net of Dividends               710              (185)
     Amortization of Deferred Debt Issuance Costs                       3,938             5,115
     Other, Net                                                         5,549                --
(Increase) Decrease in Current Assets:
     Receivables                                                      (19,132)           (2,357)
     Inventories                                                       (9,698)            3,451
     Prepaid Expenses                                                    (141)           (6,408)
Decrease in Accounts Payable and Other Accrued Liabilities             (1,870)          (16,442)
Decrease in Other Noncurrent Liabilities                               (2,864)              (70)
                                                                    ---------         ---------
Net Cash Provided by Operating Activities                              15,493            32,949
                                                                    ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property, Plant and Equipment                            (25,316)          (27,972)
Proceeds from Sale of Assets                                               --             5,502
Cash Acquired of Subsidiary Consolidated                               17,985                --
(Increase) Decrease in Other Assets                                      (846)              761
                                                                    ---------         ---------
Net Cash Used in Investing Activities                                  (8,177)          (21,709)
                                                                    ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase (Decrease) in Notes Payable                                8,853            (3,731)
Proceeds from Issuance of Debt                                        257,500                --
Increase in Debt Issuance Costs                                        (6,004)               --
Issuance (Repurchases) of Redeemable Common Stock, Net                    300               (49)
Payments on Debt                                                     (251,781)           (2,654)
                                                                    ---------         ---------
Net Cash Provided by (Used in) Financing Activities                     8,868            (6,434)
                                                                    ---------         ---------
Effect of Exchange Rate Changes on Cash                                   667            (3,905)
                                                                    ---------         ---------
Net Increase in Cash and Equivalents                                   16,851               901
Cash and Equivalents at Beginning of Period                            18,417            14,108
                                                                    ---------         ---------
Cash and Equivalents at End of Period                               $  35,268         $  15,009
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

NOTE 3 - INVENTORIES

The major classes of inventories were as follows:


(IN THOUSANDS OF DOLLARS)                     JUNE 30, 2001         DECEMBER 31, 2000
-------------------------                     -------------         -----------------
Finished goods                                   $ 83,179               $ 88,101
Work-in-process                                    12,752                  9,967
Raw materials                                      51,352                 40,374
Supplies                                           34,256                 37,530
                                                 --------               --------
Total                                            $181,539               $175,972
                                                 ========               ========

NOTE 4 - INVESTMENTS IN NET ASSETS OF EQUITY AFFILIATES

Investments are accounted for using the equity method of accounting. The most significant of these investments was Igaras Papeis e Embalagens S. A. ("Igaras"), an integrated containerboard producer located in Brazil of which the Company owned 50 percent. On July 1, 2000, Igaras spun off the multiple packaging portion of its business into a newly formed company, of which the Company owned 50 percent. On October 3, 2000, the Company, along with its joint venture partner, Cia Suzano de Papel e Celulose, completed the sale of the jointly-held subsidiary Igaras for approximately $510 million, including the assumption of $112 million of debt. The Company recognized a gain of $70.9 million, in connection with the sale. On October 12, 2000, the Company purchased the remaining 50 percent of the newly formed company for $12.5 million.

The following represents the summarized income statement information for Igaras, of which the Company recognized 50 percent in its results of operations:


                                        SIX MONTHS ENDED
(IN THOUSANDS OF DOLLARS)                 JUNE 30, 2000
-------------------------               ----------------
Net Sales                                 $113,295
Cost of Sales                               85,185
                                          --------
Gross Profit                              $ 28,110
                                          ========
Income from Operations                    $ 16,680
                                          ========
Net Income                                $  3,789
                                          ========


NOTE 5 - CONTINGENCIES AND COMMITMENTS

The Company is committed to compliance with all applicable foreign, federal, state and local environmental laws and regulations. Environmental law is, however, dynamic rather than static. As a result, costs, which are unforeseeable at this time, may be incurred when new laws are enacted, and when environmental agencies adopt or revise rules and regulations.

In 1998, the U.S. Environmental Protection Agency adopted regulations (generally referred to as the "cluster rules") that mandate more stringent controls on air and water discharges from the United States pulp and paper mills. The Company estimates that the capital spending that may be required to comply with the cluster rules could reach $55 million to be spent at its two U.S. paper mills over a seven-year period that began in 2000. The Company estimates that it has spent one-quarter to one-third of that amount for such compliance.

In late 1995, the Louisiana Department of Environmental Quality ("DEQ") notified the Predecessor of potential liability for the remediation of hazardous substances at a wood treatment site in Shreveport, Louisiana that the Predecessor or its predecessors previously operated, and at a former oil refinery site in Caddo Parish, Louisiana which is on land that the Company previously owned. In response to these notices, the Company has provided additional information concerning these sites and has commenced its own evaluation of any claims and remediation liabilities for which it may be responsible. Subsequent to receipt in May 1996 of a Special Demand Letter from DEQ to remediate the site in Shreveport, the Company entered into an agreement with DEQ to perform a soil and groundwater investigation at the site. The Company completed this investigation work in 1999 and is in ongoing discussions with DEQ to develop an appropriate remediation plan and exit strategy. In September 1996, the Company received a Special Demand Letter from DEQ to remediate the site in Caddo Parish. The Company performed a waste inventory and treatability study at the site and subsequently met with DEQ in October 1999. On July 6, 2000, the Company and DEQ entered into a Settlement Agreement that describes in detail the remedial actions necessary for the Company to obtain full release of all future liability at this site. The Company has contracted with a vendor to perform the remedial actions as outlined in the Settlement Agreement and the work is currently proceeding. The Company no longer owns the site since transferring the property to another entity on October 22, 2000. The Company anticipates the remedial actions outlined in the Settlement Agreement will be completed during the fourth quarter of 2001 and, at that time, expects to be relieved of any future liability.

The Company is involved in environmental remediation projects for certain properties currently or formerly owned or operated by the Company, and at certain waste disposal sites. Some of these projects are being addressed under federal and state statutes, such as the Comprehensive Environmental Response, Compensation and Liability Act and analogous state laws. The Company's costs in certain instances cannot be reliably estimated until the remediation process is substantially underway or liability has been addressed. To address these contingent environmental costs, the Company has accrued reserves when such costs are probable and can be reasonably estimated. The Company believes that, based on current information and regulatory requirements, the accruals established by the Company for environmental expenditures are adequate. Based on current knowledge, to the extent that additional costs may be incurred that exceed the accrued reserves, such amounts are not expected to have a material impact on the results of operations, cash flows or financial condition of the Company, although no assurance can be given that significant costs will not be incurred in connection with clean-up activities at these properties, including the Shreveport and Caddo Parish sites referred to above.

The Company is a party to a number of lawsuits arising out of the ordinary conduct of its business. While there can be no assurance as to their ultimate outcome, the Company does not believe that these lawsuits will have a material impact on the results of operations, cash flows or financial condition of the Company.

The Company is a plaintiff in a lawsuit against The Mead Corporation and in a separate lawsuit against R.A. Jones Co. Inc., in each case claiming infringement of the Company's patents for certain packaging technology. Each of the lawsuits is pending in the U.S. District Court for the Northern District of Georgia. The lawsuit against Mead is in the discovery stage. The lawsuit against R.A. Jones recently went to trial. On August 10, 2001, the jury returned a verdict that R.A. Jones had infringed the Company's patents at issue in the lawsuit but that such patents were invalid. The Company plans either to make a motion in the trial court to overturn the verdict of invalidity, or to appeal such verdict to the U.S. Court of Appeals for the Federal Circuit. If the Company is not successful in challenging the verdict of invalidity, it is likely that there will be an adverse outcome in the pending lawsuit against Mead because the same patents are at issue in that lawsuit. There can be no assurance regarding the success of any motion or appeal by the Company in the R.A. Jones lawsuit or regarding the outcome of these lawsuits generally. The Company does not believe that an adverse outcome in the R.A. Jones and/or Mead lawsuits would have a material adverse effect on its business, financial condition or results of operations.

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

The State of Louisiana has completed its audit of the Company's tax return for the period ended March 27, 1996. On May 9, 2000, the Company received a NOTICE OF PROPOSED TAX DUE for this period in the amount of $47.6 million in tax and $27.8 million in statutory interest through June 4, 2000 which interest continues to accrue. The Company requested and received an extension to July 15, 2000 to respond to the NOTICE OF PROPOSED TAX DUE. On July 14, 2000, the Company filed a letter protesting the tax and interest due, and requested an informal conference with the Louisiana Department of Revenue. This action does not preclude the Company from paying the amount at issue in order to avoid the accrual of additional interest should the Company decide to pay and contest the matter before the Louisiana courts. There can be no assurance that the Company will ultimately prevail in this dispute. However, management believes that the additional tax and interest ultimately paid (if any) will be substantially less than the amounts listed on the NOTICE OF PROPOSED TAX DUE, although no assurance can be given in this regard. Since the law is unclear and the amounts involved are significant, it may be several years before this matter is resolved. For financial reporting purposes, any tax ultimately paid related to this matter would increase the goodwill recorded in connection with the Merger and any interest ultimately paid would be recorded as interest expense.

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


                                                                       Other
(In thousands of dollars)                               Severance     Exit Costs     Total
-------------------------                               ---------     ----------    --------
Balance at 12/31/98                                     $ 21,205      $  3,537      $ 24,742
Charges against accrual in 1999                          (11,527)         (791)      (12,318)
                                                        --------      --------      --------
Balance at 12/31/99                                        9,678         2,746        12,424
Net charges against accrual in 2000                       (6,669)       (2,499)       (9,168)
                                                        --------      --------      --------
Balance at 12/31/00                                        3,009           247         3,256
Charges against accrual in first six months of 2001       (1,526)         (147)       (1,673)
                                                        --------      --------      --------
Balance at 6/30/01                                      $  1,483      $    100      $  1,583
                                                        ========      ========      ========


During 2000, the Company substantially completed the restructuring plan and reduced the reserve by $4.8 million. In addition, $2.2 million of new restructuring activities aligned with the overall objectives of the initial plan were completed in 2000. The Company anticipates completing this program during 2001.

As of June 30, 2001, the Company has reduced its European workforce related to the 1998 restructuring by approximately 250 employees.

NOTE 7 - LONG-TERM DEBT

The Company entered into Amendment No. 6 on June 6, 2001 to its credit agreement that provided for senior secured credit facilities consisting of a term loan facility (the "Term Loan Facility") and a revolving credit facility (the "Revolving Facility"). Certain financial and other covenants in the credit agreement, including minimum EBITDA requirements, were amended to reflect recent financial results and market and operating conditions. At June 30, 2001, the Company was in compliance with the financial covenants in the credit agreement.

On June 21, 2001, the Company completed an offering of $250 million principal amount of Senior Notes due 2007, bearing interest at 10 5/8 percent (the "2001 Notes"). The 2001 Notes were sold at a price of 103 percent of par. The proceeds from this offering of approximately $251.5 million, net of approximately $6 million of transaction fees and expenses, were applied to prepay a portion of the outstanding borrowings under the Term Loan Facility. During the second quarter of 2001, the Company recorded a non-cash, extraordinary charge to earnings of approximately $2.8 million, net of tax of nil, related to the write-off of the applicable portion of deferred debt issuance costs on the term loans.

NOTE 8 - BUSINESS SEGMENT INFORMATION

The Company reports its results in two business segments: Coated Board and Containerboard. These segments are evaluated by the chief operating decision maker based primarily on income from operations and EBITDA. The Coated Board business segment includes the production and sale of coated board for beverage carrierboard and folding cartons from its West Monroe, Louisiana and Macon, Georgia mills and from its mill in Sweden; carton converting facilities in the United States, the United Kingdom, Spain, France and Brazil; and the design, manufacture and installation of packaging machinery related to the assembly of beverage cartons. The Containerboard business segment includes the production and sale of linerboard, corrugating medium and kraft paper from paperboard mills in the United States.

Business segment information is as follows:


                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                   ------------------------      ------------------------
                                    JUNE 30,       JUNE 30,      JUNE 30,       JUNE 30,
(IN THOUSANDS OF DOLLARS)            2001           2000           2001           2000
-------------------------          ---------      ---------      ---------      ---------
NET SALES:
Coated Board                       $ 302,588      $ 278,936      $ 550,728      $ 517,328
Containerboard                        21,242         25,586         46,703         57,423
                                   ---------      ---------      ---------      ---------
                                   $ 323,830      $ 304,522      $ 597,431      $ 574,751
                                   =========      =========      =========      =========

INCOME (LOSS) FROM OPERATIONS:
Coated Board                       $  43,018      $  47,237      $  69,327      $  77,339
Containerboard                        (3,025)         1,551         (6,501)         1,879
Corporate And Eliminations            (3,075)        (5,439)       (15,091)       (11,773)
                                   ---------      ---------      ---------      ---------
                                   $  36,918      $  43,349      $  47,735      $  67,445
                                   =========      =========      =========      =========

EBITDA:
Coated Board                       $  72,303      $  80,074      $ 136,576      $ 141,776
Containerboard                           692          5,283          1,286         10,565
Corporate And Eliminations              (873)          (432)        (6,556)        (3,380)
                                   ---------      ---------      ---------      ---------
                                   $  72,122      $  84,925      $ 131,306      $ 148,961
                                   =========      =========      =========      =========


NOTE 9 - CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, AS AMENDED BY SFAS NO. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, AND SFAS NO. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES ("SFAS No. 133"). SFAS No. 133 requires all derivative instruments to be measured at fair value and recognized on the balance sheet as either assets or liabilities. In addition, all derivative instruments used in hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. Upon adoption of SFAS No. 133, the Company recognized a one-time after-tax transition adjustment to decrease earnings by approximately $0.5 million and decrease other comprehensive income by approximately $1.1 million. These amounts have been presented as a cumulative effect of change in accounting principle in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss for the Six Months Ended June 30, 2001 and Condensed Consolidated Balance Sheet at June 30, 2001, respectively.

The following is a summary of the Company's derivative instruments as of June 30, 2001 and the accounting policies it employs for each:

HEDGES OF ANTICIPATED CASH FLOWS

The following is a reconciliation of current period changes in the fair value of the interest rate swap agreements, foreign currency forward and option contracts which have been recorded as Accumulated Other Comprehensive (Loss) in the accompanying Condensed Consolidated Balance Sheet at June 30, 2001 and as Derivative Instruments (Loss) in the accompanying Condensed Consolidated Statement of Operations and Comprehensive (Loss) for the Six Months Ended June 30, 2001.


(in thousands of dollars)
-------------------------
SFAS No. 133 transition adjustment                            $    (1,094)
Current period decrease in fair value                              (1,353)
                                                              -----------
Balance at June 30, 2001                                      $    (2,447)
                                                              ===========

During the six months ended June 30, 2001, there was no ineffective portion related to the changes in fair value of the interest rate swap agreements, foreign currency forward and option contracts and there were no amounts excluded from the measure of effectiveness. The balance of $(2.4) million recorded in Accumulated Other Comprehensive (Loss) at June 30, 2001 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in the related hedged exposure. The estimated amount to be reclassified into future earnings as interest expense over the next twelve months through June 30, 2002 is approximately $1.8 million. The actual amount that will be reclassified to future earnings over the next twelve months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings during the second quarter of 2001 in connection with forecasted transactions that were no longer considered probable of occurring.

DERIVATIVES NOT DESIGNATED AS HEDGES

The Company has foreign currency forward contracts used to hedge the exposure associated with foreign currency denominated receivables. These contracts are presently being marked-to-market through the income statement and will continue to be marked-to-market through the income statement.

NOTE 10 - NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "BUSINESS COMBINATIONS." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "GOODWILL AND OTHER INTANGIBLE ASSETS", which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing, but has not yet determined, the impact of SFAS No. 142 on its financial position and results of operations.

NOTE 11 - SUBSEQUENT EVENT

On August 10, 2001, the Company entered into an amendment and restatement of its credit agreement (the "2001 Senior Secured Credit Agreement") with certain lenders providing for senior secured credit facilities with aggregate commitments not to exceed $635 million (the "2001 Facilities"), including a $335 million term loan facility (the "2001 Term Loan Facility") and a $300 million revolving credit facility (the "2001 Revolving Facility"). The proceeds of the initial borrowings under the 2001 Facilities of $386.0 million, including $51.0 million under the 2001 Revolving Facility, were applied to repay in full the outstanding borrowings under the Term Loan Facility and the Revolving Facility and to pay approximately $12 million of the estimated $14 million of fees and expenses incurred in connection with the amendment and restatement of the credit agreement. The 2001 Term Loan Facility amortization requirements are in semi-annual installments of $37.5 million beginning June 30, 2003 and amounting to $75.0 million annually in each of 2003 and 2004, with $46.25 million due on June 30, 2005, and the remainder due at maturity on December 31, 2005. The 2001 Revolving Facility matures on December 31, 2005. The final maturities of the 2001 Facilities are extendable from December 31, 2005 to December 31, 2006 if the Company refinances the 1996 Senior Notes on specified terms on or prior to December 31, 2005 (in such event, the 2001 Term Loan Facility will continue to amortize in semi-annual installments of $46.25 million through December 31,
2006). The 2001 Senior Secured Credit Agreement imposes certain financial and other covenants. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, to meet its capital spending program, to provide for unanticipated capital investments or to take advantage of business opportunities. The covenants contained in the 2001 Senior Secured Credit Agreement also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by Riverwood and its subsidiaries, make capital expenditures and engage in certain transactions with affiliates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In connection with the Merger, the Company entered into a credit agreement that as of June 30, 2001 provided for senior secured credit facilities consisting of $237 million in outstanding term loans under a term loan facility and a $400 million revolving credit facility. Such credit agreement, term loan facility and revolving facility, as in effect prior to the August 10, 2001 amendment and restatement discussed below, are referred to herein as the "Credit Agreement", the "Term Loan Facility" and the "Revolving Facility", respectively. In addition, Riverwood International Machinery, Inc., a wholly-owned subsidiary of Riverwood, entered into a credit agreement providing for a $140 million secured revolving credit facility (the "Machinery Facility") for the purpose of financing or refinancing packaging machinery. In connection with the Merger, the Company also completed an offering of $250 million aggregate principal amount of 10 1/4 percent Senior Notes due 2006 (the "1996 Senior Notes") and $400 million aggregate principal amount of 10 7/8 percent Senior Subordinated Notes due 2008 (the "1996 Senior Subordinated Notes" and together with the 1996 Senior Notes, the "1996 Notes").

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

On June 21, 2001, the Company completed an offering of $250 million principal amount of 10 5/8 percent Senior Notes due 2007 (the "2001 Notes"). The 2001 Notes were sold at a price of 103 percent of par. The proceeds from this offering of approximately $251.5 million, net of approximately $6 million of transaction fees and expenses, were applied to prepay a portion of the outstanding borrowings under the Term Loan Facility. During the second quarter of 2001, the Company recorded a non-cash, extraordinary charge to earnings of approximately $2.8 million, net of tax of nil, related to the write-off of the applicable portion of deferred debt issuance costs on the term loans. In connection with this offering, on June 6, 2001, the Company entered into Amendment No. 6 to the Credit Agreement. The amendment modified certain financial and other covenants, including minimum EBITDA requirements, in the Credit Agreement to reflect recent financial results and market and operating conditions.

On August 10, 2001, the Company entered into an amendment and restatement of the Credit Agreement (the "2001 Senior Secured Credit Agreement") with certain lenders providing for senior secured credit facilities with aggregate commitments not to exceed $635 million (the "2001 Facilities"), including a $335 million term loan facility (the "2001 Term Loan Facility") and a $300 million revolving credit facility (the "2001 Revolving Facility"). The proceeds of the initial borrowings under the 2001 Facilities of approximately $386.0 million, including $51.0 million in revolving credit borrowings, were applied to repay in full the outstanding borrowings under the Term Loan Facility and the Revolving Facility and to pay approximately $12 million of the estimated $14 million of fees and expenses incurred in connection with the amendment and restatement of the Credit Agreement.

GENERAL

The Company reports its results in two business segments: Coated Board and Containerboard. The Coated Board business segment includes (i) the production and sale of coated unbleached kraft paperboard ("CUK Board") for packaging cartons from the paper mills in Macon, Georgia (the "Macon Mill") and in West Monroe, Louisiana (the "West Monroe Mill") and white lined chip board ("WLC") at its paper mill in Norrkoping, Sweden (the "Swedish Mill"); (ii) converting operations facilities in the United States, the United Kingdom, Spain, France and Brazil; and (iii) the design, manufacture and installation of packaging machinery related to the assembly of beverage cartons. The Containerboard business segment includes the production and sale of linerboard, corrugating medium and kraft paper from paperboard mills in the United States.

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


                                            THREE MONTHS ENDED                   SIX MONTHS ENDED
                                        ---------------------------         ---------------------------
                                         JUNE 30,          JUNE 30,          JUNE 30,          JUNE 30,
                                          2001              2000               2001              2000
                                        ---------         ---------         ---------         ---------
(IN THOUSANDS OF DOLLARS)
EBITDA (Segment Data):
      Coated Board                      $  72,303         $  80,074         $ 136,576         $ 141,776
      Containerboard                          692             5,283             1,286            10,565
      Corporate And Eliminations             (873)             (432)           (6,556)           (3,380)
                                        ---------         ---------         ---------         ---------
EBITDA                                  $  72,122         $  84,925         $ 131,306         $ 148,961
                                        =========         =========         =========         =========


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

In the Containerboard business segment, conditions in the cyclical worldwide commodity paperboard markets have a substantial impact on the Company's Containerboard sales. During the first six months of 2001, the Company elected to take 28 days, or approximately 11,100 tons, of medium market related downtime at its U.S. mills that resulted in approximately $2.0 million of under-absorbed fixed costs. The Company expects to take an additional 39 days, or approximately 13,600 tons, of medium and bag market related downtime throughout the remaining six months of 2001 on its medium and bag machines, but the amount of downtime could change depending upon market conditions. The downtime results from a number of factors, but principally a weak containerboard market. As a result of the expected downtime throughout the remainder of 2001, the Company estimates the impact on earnings at its U.S. mills to be approximately $2.4 million related to the under-absorbtion of fixed costs.

Energy, including natural gas, fuel oil and electricity, represents a significant portion of the Company's manufacturing costs. During the first six months of 2001, the Company experienced a significant increase in its energy costs compared to the first six months of 2000, principally at its U.S. mills, equal to approximately $16 million. Until recently, the Company's results had not been significantly affected by energy costs. The Company entered into hedging contracts designed to mitigate the impact of future energy cost increases through the remainder of 2001 and through a portion of 2002, and will continue to evaluate its hedge position.

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

Effective January 1, 2001, the Company consolidated into its financial statements the accounts of Rengo Riverwood Packaging, Ltd. ("Rengo"), the Company's Japanese joint venture, since the Company has the ability to exercise direct or indirect control over Rengo's operating and financial policies. The consolidation of Rengo contributed approximately $24 million in Net Sales and $3 million in EBITDA in the first six months of 2001.

The Company expects capital expenditures will range from $50 million to $60 million in 2001 as the Company invests to improve its process capabilities, in packaging machinery, and to comply with environmental cluster rules. The Company continues to evaluate its current operations and assets with a view to rationalizing its operations and improving profitability, in particular with respect to its international converting assets and strategy. As part of this effort, the Company initiated a $25.6 million global restructuring program in the fourth quarter of 1998 aimed at achieving annualized savings and cost avoidance of approximately $20 million when fully implemented. The global restructuring program is focused in the Company's European operations. To date, the Company has made significant progress in completing the restructuring activities and anticipates completing this program during 2001 (see "-- Financial Condition, Liquidity and Capital Resources -- Restructuring Activities"). Finally, the Company is continuing to focus on reducing working capital and increasing liquidity.

Packaging machinery placements during the first six months of 2001 decreased approximately 30 percent when compared to the first six months of 2000. The Company expects packaging machinery placements for 2001 to be lower when compared to 2000. The Company expects packaging machinery orders for 2001 to be higher when compared to 2000; as a result, the Company anticipates packaging machinery placements for 2002 to exceed 2001 and be comparable to 2000. The Company has been and will continue to be selective in future packaging machinery placements to ensure appropriate returns.

OUTLOOK

The Company expects that its 2001 full year EBITDA will be slightly lower than its 2000 EBITDA, although no assurance can be given in this regard. The achievement of this expectation is dependent upon (among other things) a number of profit improvement initiatives, including increasing worldwide beverage and North American consumer product sales volumes above 2000 levels, improving U.S. mill throughput, continued cost savings from other actions taken to date and stable pricing for the Company's products. In 2001, the Company expects sales volume increases in its worldwide beverage markets, and continued growth in its North American consumer product markets. The Company expects containerboard sales and margins to be negatively affected for the remainder of 2001 due to the recent negative market pressures on containerboard pricing. The Company believes that increased energy costs will continue to significantly impact its results for the remainder of 2001.

RESULTS OF OPERATIONS


                                                 THREE MONTHS ENDED                         SIX MONTHS ENDED
                                        ------------------------------------      ------------------------------------
                                                   % INCREASE                                 % INCREASE
                                                   (DECREASE)                                  (DECREASE)
                                         JUNE 30,  FROM PRIOR     JUNE 30,         JUNE 30,    FROM PRIOR     JUNE 30,
(IN THOUSANDS OF DOLLARS)                  2001      PERIOD         2000             2001        PERIOD         2000
                                        ---------  -----------  ------------      ---------   ------------   ---------
Net Sales (Segment Data):
   Coated Board                         $ 302,588          8.5%    $ 278,936      $ 550,728          6.5%    $ 517,328
   Containerboard                          21,242        (17.0)       25,586         46,703        (18.7)       57,423
                                        ---------                  ---------      ---------                  ---------
Net Sales                                 323,830          6.3       304,522        597,431          3.9       574,751
Cost of Sales                             250,658          8.2       231,589        473,540          6.8       443,517
                                        ---------                  ---------      ---------                  ---------
Gross Profit                               73,172          0.3        72,933        123,891         (5.6)      131,234
Selling, General and Administrative        29,977          2.1        29,348         60,753          1.7        59,716
Research, Development and
  Engineering                               1,165         16.2         1,003          2,335         11.2         2,100
Other Expense (Income), net                 5,112          N/A          (767)        13,068        562.3         1,973
                                        ---------                  ---------      ---------                  ---------
Income from Operations                  $  36,918        (14.8)    $  43,349      $  47,735        (29.2)    $  67,445
                                        =========                  =========      =========                  =========

Income (Loss) from Operations
 (Segment Data):
   Coated Board                         $  43,018         (8.9)%   $  47,237      $  69,327        (10.4)%   $  77,339
   Containerboard                          (3,025)      (100.0)        1,551         (6,501)      (100.0)        1,879
   Corporate And Eliminations              (3,075)        43.5        (5,439)       (15,091)       (28.2)      (11,773)
                                        ---------                  ---------      ---------                  ---------
Income from Operations                  $  36,918        (14.8)    $  43,349      $  47,735        (29.2)    $  67,445
                                        =========                  =========      =========                  =========


PAPERBOARD SHIPMENTS

The following represents shipments of Coated Board and Containerboard to outside customers. Shipments of Coated Board represent sales to customers of beverage carrierboard and folding cartonboard. Shipments from the Swedish Mill represent sales to customers of WLC produced at this mill. Shipments of Containerboard represent sales to customers of linerboard, corrugating medium, kraft paper and various other items. Total shipments for the three and six months ended June 30, 2001 and 2000 were as follows:


                              THREE MONTHS ENDED            SIX MONTHS ENDED
                           ----------------------        ----------------------
                           JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                            2001            2000          2001            2000
                           -------        -------        -------        -------
   (IN THOUSANDS OF TONS)
   ----------------------
   Coated Board              277.4          266.7          498.7          488.2
   Swedish Mill               37.6           36.8           77.2           74.0
   Containerboard             63.1           66.9          136.6          156.9
                           -------        -------        -------        -------
                             378.1          370.4          712.5          719.1
                           =======        =======        =======        =======

SECOND QUARTER 2001 COMPARED WITH SECOND QUARTER 2000

NET SALES

As a result of the factors described below, the Company's Net Sales in the second quarter of 2001 increased by $19.3 million, or 6.3 percent, compared with the second quarter of 2000. Net Sales in the Coated Board business segment increased by $23.7 million in the second quarter of 2001, or 8.5 percent, to $302.6 million from $278.9 million in the second quarter of 2000, due primarily to higher sales volume in North American beverage and consumer product markets, and the consolidation of Rengo. These increases were somewhat offset by the negative impact of foreign currency exchange rates. Net Sales in the Containerboard business segment decreased by $4.4 million, or 17.0 percent, to $21.2 million in the second quarter of 2001 from $25.6 million in the second quarter of 2000, due principally to lower volumes and pricing.

GROSS PROFIT

As a result of the factors discussed below, the Company's Gross Profit for the second quarter of 2001 increased by $0.3 million, or 0.3 percent, to $73.2 million from $72.9 million in the second quarter of 2000. The Company's gross profit margin decreased to 22.6 percent in the second quarter of 2001 from 23.9 percent in the second quarter of 2000. Gross Profit in the Coated Board business segment increased by $2.7 million, or 3.8 percent, to $73.1 million in the second quarter of 2001 from $70.4 million in the second quarter of 2000, while its gross profit margin decreased to 24.2 percent in the second quarter of 2001 from 25.2 percent in the second quarter of 2000. The increase in Coated Board Gross Profit was due primarily to worldwide cost reductions, lower depreciation expense and higher Net Sales somewhat offset by increased energy costs of over $6 million. Gross Profit in the Containerboard business segment decreased by $4.6 million to $(2.1) million in the second quarter of 2001 from $2.5 million in the second quarter of 2000, while its gross profit margin decreased to (10.1) percent in the second quarter of 2001 from 9.6 percent in the second quarter of 2000. The decrease in Containerboard Gross Profit resulted principally from lower volumes and pricing, and the under-absorbtion of fixed costs due to the market related downtime taken in the second quarter of 2001.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, General and Administrative expenses increased $0.7 million, or 2.1 percent, to $30.0 million in the second quarter of 2001 from $29.3 million in the second quarter of 2000, due primarily to certain non-recurring operating charges recorded in the second quarter of 2001. As a percentage of Net Sales, Selling, General and Administrative expenses decreased from 9.6 percent in the second quarter of 2000 to 9.3 percent in the second quarter of 2001.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, Development and Engineering expenses increased $0.2 million, or 16.2 percent, to $1.2 million in the second quarter of 2001 from $1.0 million in the second quarter of 2000, due primarily to higher research and development investing relating to packaging machinery.

OTHER EXPENSE (INCOME), NET

Other Expense (Income), Net, was $5.1 million in the second quarter of 2001 as compared to $(0.8) million in the second quarter of 2000. This change was principally due to non-recurring operating credits recorded in the second quarter of 2000 and certain non-cash, non-recurring operating charges recorded in the second quarter of 2001 primarily relating to asset retirements.

INCOME (LOSS) FROM OPERATIONS

Primarily as a result of the factors discussed above, the Company's Income from Operations in the second quarter of 2001 decreased by $6.4 million, or 14.8 percent, to $36.9 million from $43.3 million in the second quarter of 2000, while the Company's operating margin decreased to 11.4 percent in the second quarter of 2001 from 14.2 percent in the second quarter of 2000. Income from Operations in the Coated Board business segment decreased by $4.2 million, or
8.9 percent, to $43.0 million in the second quarter of 2001 from $47.2 million in the second quarter of 2000, while the operating margin decreased to 14.2 percent in the second quarter of 2001 from 16.9 percent in the second quarter of 2000, primarily as a result of the factors described above. Income (Loss) from Operations in the Containerboard business segment decreased by $4.6 million to $(3.0) million in the second quarter of 2001 from $1.6 million in the second quarter of 2000, while the operating margin decreased to (14.2) percent in the second quarter of 2001 from 6.1 percent in the second quarter of 2000, primarily as a result of the factors described above.

FLUCTUATIONS IN U.S. CURRENCY EXCHANGE RATES

The strengthening of the U.S. dollar currency exchange rates as compared to the Euro and related currencies, and the Japanese Yen had a modest impact on Net Sales, Gross Profit, Income from Operations, and operating expenses during the second quarter of 2001.

FIRST SIX MONTHS 2001 COMPARED WITH FIRST SIX MONTHS 2000

NET SALES

As a result of the factors described below, the Company's Net Sales in the first six months of 2001 increased by $22.6 million, or 3.9 percent, compared with the first six months of 2000. Net Sales in the Coated Board business segment increased by $33.4 million in the first six months of 2001, or 6.5 percent, to $550.7 million from $517.3 million in the first six months of 2000, due primarily to higher sales volume in North American consumer product markets, North American beverage carton markets and international beverage markets, and the consolidation of Rengo. These increases were somewhat offset by the negative impact of foreign currency exchange rates. Net Sales in the Containerboard business segment decreased by $10.7 million, or 18.7 percent, to $46.7 million in the first six months of 2001 from $57.4 million in the first six months of 2000, due principally to lower volumes and pricing.

GROSS PROFIT

As a result of the factors discussed below, the Company's Gross Profit for the first six months of 2001 decreased by $7.3 million, or 5.6 percent, to $123.9 million from $131.2 million in the first six months of 2000. The Company's gross profit margin decreased to 20.7 percent in the first six months of 2001 from
22.8 percent in the first six months of 2000. Gross Profit in the Coated Board business segment increased by $0.4 million, or 0.3 percent, to $128.1 million in the first six months of 2001 from $127.7 million in the first six months of 2000, while its gross profit margin decreased to 23.3 percent in the first six months of

2001 from 24.7 percent in the first six months of 2000. The decrease in Coated Board Gross Profit was due primarily to increased energy costs of over $16 million somewhat offset by worldwide cost reductions and higher Net Sales. Gross Profit in the Containerboard business segment decreased by $8.4 million to $(4.8) million in the first six months of 2001 from $3.6 million in the first six months of 2000, while its gross profit margin decreased to (10.4) percent in the first six months of 2001 from 6.2 percent in the first six months of 2000. The decrease in Containerboard Gross Profit resulted principally from lower volumes and pricing, and the under-absorbtion of fixed costs due to the market related downtime taken in the first six months of 2001.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, General and Administrative expenses increased $1.1 million, or 1.7 percent, to $60.8 million in the first six months of 2001 from $59.7 million in the first six months of 2000, due primarily to certain non-recurring operating charges recorded in the first six months of 2001. As a percentage of Net Sales, Selling, General and Administrative expenses decreased from 10.4 percent in the first six months of 2000 to 10.2 percent in 2001.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, Development and Engineering expenses increased $0.2 million, or 11.2 percent, to $2.3 million in the first six months of 2001 from $2.1 million in the first six months of 2000, due primarily to higher research and development investing relating to packaging machinery.

OTHER EXPENSE (INCOME), NET

Other Expense (Income), Net, was $13.1 million in the first six months of 2001 as compared to $2.0 million in the first six months of 2000. This change was principally due to non-recurring operating charges recorded in the first six months of 2001 primarily relating to a litigation reserve and non-cash asset retirements, and certain non-recurring operating credits recorded in the first six months of 2000.

INCOME (LOSS) FROM OPERATIONS

Primarily as a result of the factors discussed above, the Company's Income from Operations in the first six months of 2001 decreased by $19.7 million, or 29.2 percent, to $47.7 million from $67.4 million in the first six months of 2000, while the Company's operating margin decreased to 8.0 percent in the first six months of 2001 from 11.7 percent in the first six months of 2000. Income from Operations in the Coated Board business segment decreased by $8.0 million, or
10.4 percent, to $69.3 million in the first six months of 2001 from $77.3 million in the first six months of 2000, while the operating margin decreased to
12.6 percent in the first six months of 2001 from 14.9 percent in the first six months of 2000, primarily as a result of the factors described above. Income
(Loss) from Operations in the Containerboard business segment decreased by $8.4 million to $(6.5) million in the first six months of 2001 from $1.9 million in the first six months of 2000, while the operating margin decreased to (13.9) percent in the first six months of 2001 from 3.3 percent in the first six months of 2000, primarily as a result of the factors described above.

FLUCTUATIONS IN U.S. CURRENCY EXCHANGE RATES

The strengthening of the U.S. dollar currency exchange rates as compared to the Euro and related currencies, and the Japanese Yen had a modest impact on Net Sales, Gross Profit, Income from Operations, and operating expenses during the first six months of 2001.

INTEREST INCOME, INTEREST EXPENSE, INCOME TAX EXPENSE, EQUITY IN NET EARNINGS OF AFFILIATES, EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE.

INTEREST INCOME

Interest Income increased by $0.2 million to $0.6 million in the first six months of 2001 from $0.4 million in the first six months of 2000.

INTEREST EXPENSE

Interest Expense decreased by $12.3 million to $80.2 million in the first six months of 2001 from $92.5 million in the first six months of 2000 due primarily to lower average debt balances but also impacted by lower average interest rates.

INCOME TAX EXPENSE

During the first six months of 2001, the Company recognized an income tax expense of $2.4 million on a (Loss) before Income Taxes and Equity in Net Earnings of Affiliates of $(31.9) million. During the first six months of 2000, the Company recognized an income tax expense of $2.4 million on a (Loss) before Income Taxes and Equity in Net Earnings of Affiliates of $(24.7) million. These expenses differed from the statutory federal income tax rate primarily because of valuation allowances established on net operating loss carryforward tax assets in the U.S. and certain international locations where the realization of such benefits is not more likely than not.

EQUITY IN NET EARNINGS OF AFFILIATES

Equity in Net Earnings of Affiliates was comprised primarily of the Company's equity in net earnings of Igaras, which was accounted for under the equity method of accounting. On October 3, 2000, the Company, along with its joint venture partner, Cia Suzano de Papel e Celulose, completed the sale of the jointly-held subsidiary Igaras. Equity in Net Earnings of Affiliates decreased $2.3 million to nil in the first six months of 2001 from $2.3 million in the first six months of 2000 as a result of the sale of Igaras and the consolidation of Rengo.

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT

On June 21, 2001, the Company completed an offering of $250 million principal amount of the 2001 Notes, bearing interest at 10 5/8 percent. The net proceeds of this offering were applied to prepay a portion of the Term Loan Facility resulting in a non-cash, extraordinary charge to earnings of approximately $2.8 million, net of tax of nil, related to the write-off of the applicable portion of deferred debt issuance costs on the term loans.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

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

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, AS AMENDED BY SFAS NO. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB

STATEMENT NO. 133, AND SFAS NO. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES ("SFAS No. 133"). SFAS No. 133 requires all derivative instruments to be measured at fair value and recognized on the balance sheet as either assets or liabilities. In addition, all derivative instruments used in hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. Upon adoption of SFAS No. 133, the Company recognized a one-time after-tax transition adjustment to decrease earnings by approximately $0.5 million and decrease other comprehensive income by approximately $1.1 million. These amounts have been presented as a cumulative effect of change in accounting principle in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss for the Six Months Ended June 30, 2001 and Condensed Consolidated Balance Sheet at June 30, 2001, respectively.

The following is a summary of the Company's derivative instruments as of June 30, 2001 and the accounting policies it employs for each:

HEDGES OF ANTICIPATED CASH FLOWS

The following is a reconciliation of current period changes in the fair value of the interest rate swap agreements, foreign currency forward and option contracts which have been recorded as Accumulated Other Comprehensive (Loss) in the accompanying Condensed Consolidated Balance Sheet at June 30, 2001 and as Derivative Instruments (Loss) in the accompanying Condensed Consolidated Statement of Operations and Comprehensive (Loss) for the Six Months Ended June 30, 2001.


(in thousands of dollars)
-------------------------

SFAS No. 133 transition adjustment                               $ (1,094)
Current period decrease in fair value                              (1,353)
                                                                 ---------
Balance at June 30, 2001                                         $ (2,447)
                                                                 =========

During the six months ended June 30, 2001, there was no ineffective portion related to the changes in fair value of the interest rate swap agreements, foreign currency forward and option contracts and there were no amounts excluded from the measure of effectiveness. The balance of $(2.4) million recorded in Accumulated Other Comprehensive (Loss) at June 30, 2001 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in the related hedged exposure. The estimated amount to be reclassified into future earnings as interest expense over the next twelve months through June 30, 2002 is approximately $1.8 million. The actual amount that will be reclassified to future earnings over the next twelve months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings during the first six months of 2001 in connection with forecasted transactions that were no longer considered probable of occurring.

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

CASH FLOWS

Cash and Equivalents increased by approximately $16.9 million in the first six months of 2001 primarily as a result of the net cash provided by operating activities ($15.5 million), the consolidation of Rengo ($18.0 million) and the net cash provided by financing activities ($8.9 million), somewhat offset by purchases of property, plant and equipment ($25.3 million). Depreciation and amortization during the first six months of 2001 totaled approximately $72 million, and is expected to be approximately $140 million to $150 million for 2001.

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

On June 21, 2001, the Company completed the offering of the 2001 Notes. The Company applied the net proceeds of the offering of approximately $251.5 million to prepay a portion of the outstanding borrowings under the Term Loan Facility.

On August 10, 2001, the Company entered into the 2001 Senior Secured Credit Agreement with certain lenders providing for senior secured credit facilities with aggregate commitments not to exceed $635 million, including the $335 million 2001 Term Loan Facility and the $300 million 2001 Revolving Facility. The proceeds of the initial borrowings under the 2001 Facilities of $386.0 million, including $51.0 million under the 2001 Revolving Facility, were applied to repay in full the outstanding borrowings under the Term Loan Facility and the Revolving Facility and to pay approximately $12 million of the estimated $14 million of fees and expenses incurred in connection with the amendment and restatement of the Credit Agreement.

As of June 30, 2001, on a pro forma basis after giving effect to the amendment and restatement of the Credit Agreement and the borrowings under the 2001 Facilities, the Company had outstanding approximately $1,548.5 million of long-term debt, consisting primarily of $650 million aggregate principal amount of the 1996 Notes, $250 million of the 1997 Notes, $250 million of the 2001 Notes, $335 million outstanding under the 2001 Term Loan Facility and $51 million under the 2001 Revolving Facility, and other debt issues and facilities.

DEBT SERVICE

As of June 30, 2001, annual term loan amortization requirements under the Term Loan Facility were approximately $50 million, $101 million and $86 million for each of the years 2002 through 2004, respectively. The loans under the Term Loan Facility and the Revolving Facility bore interest at floating rates based upon the interest rate option elected by the Company. The Tranche A term loans, Tranche B term loans and Tranche C term loans under the Term Loan Facility bore interest as of June 30, 2001 at an average rate per annum of 7.0 percent. The Revolving Facility was scheduled to mature in March 2003 with all amounts then outstanding becoming due.

Principal and interest payments under the 2001 Term Loan Facility and the 2001 Revolving Facility, together with interest payments on the 2001 Notes, 1997 Notes and 1996 Notes, represent significant liquidity requirements for the Company. The 2001 Term Loan Facility amortization requirements are in semi-annual installments of $37.5 million beginning June 30, 2003 and amounting to $75 million annually in each of 2003 and 2004, with $46.25 million due on June 30, 2005, and the remainder due at maturity on December 31, 2005. The 2001 Revolving Facility matures on

December 31, 2005. The final maturities of the 2001 Facilities are extendable from December 31, 2005 to December 31, 2006 if the Company refinances the 1996 Senior Notes on specified terms on or prior to December 31, 2005 (in such event, the 2001 Term Loan Facility will continue to amortize in semi-annual installments of $46.25 million through December 31, 2006).

The loans under the 2001 Facilities bear interest at floating rates based upon the interest rate option elected by the Company. The 1996 Senior Notes, the 1997 Notes, the 2001 Notes and the 1996 Senior Subordinated Notes bear interest at rates of 10 1/4 percent, 10 5/8 percent, 10 5/8 percent and 10 7/8 percent, respectively.

Interest expense in 2001 is expected to be approximately $160 million, including approximately $8 million of non-cash amortization of deferred debt issuance costs. During the first six months of 2001, cash paid for interest was approximately $80 million.

The Company expects that its working capital and business needs will require it to continue to have access to the 2001 Revolving Facility or a similar revolving credit facility after the maturity date, and that the Company accordingly will have to extend, renew, replace or otherwise refinance such facility at or prior to such date. No assurance can be given that it will be able to do so.

The Company uses interest rate swap agreements to fix a portion of its variable rate term loans to a fixed rate in order to reduce the impact of interest rate changes on future income. The difference to be paid or received under these agreements is recognized as an adjustment to interest expense related to that debt. At June 30, 2001, the Company had interest rate swap agreements with a notional amount of $225 million, under which the Company will pay fixed rates of
4.75 percent to 6.53 percent and receive three-month LIBOR.

COVENANT RESTRICTIONS

On June 6, 2001, the Company entered into Amendment No. 6 to the Credit Agreement. The amendment modified certain financial and other covenants, including minimum EBITDA requirements, in the Credit Agreement to reflect recent financial results and market and operating conditions. At June 30, 2001, the Company was in compliance with the financial covenants in the Credit Agreement.

The 2001 Senior Secured Credit Agreement contains covenants which are substantially the same as those contained in the Credit Agreement, except that the 2001 Senior Secured Credit Agreement contains a consolidated debt to EBITDA leverage ratio, rather than a minimum EBITDA covenant. The 2001 Senior Secured Credit Agreement imposes restrictions on the Company's ability to make capital expenditures and both the 2001 Senior Secured Credit Agreement and the indentures governing the 1996 Notes, the 1997 Notes and the 2001 Notes limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, meet its capital spending program, provide for unanticipated capital investments or take advantage of business opportunities. The covenants contained in the 2001 Senior Secured Credit Agreement, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by Riverwood and its subsidiaries, make capital expenditures and engage in certain transactions with affiliates. The covenants contained in the indentures governing the 1996 Notes, the 1997 Notes and the 2001 Notes also impose restrictions on the operation of the Company's business.

The financial covenants in the 2001 Senior Secured Credit Agreement specify, among other things, the following requirements for each four quarter period ended during the following test periods:


                                                           Consolidated          Consolidated
                                                          Debt to EBITDA       Interest Expense
Test Period                                               Leverage Ratio            Ratio
-------------------------------------------               --------------       ----------------
September 30, 2001 - December 30, 2002                     5.85 to 1.00          1.75 to 1.00
December 31, 2002 - December 30, 2003                      5.50 to 1.00          2.00 to 1.00
December 31, 2003 - December 30, 2004                      5.00 to 1.00          2.10 to 1.00
December 31, 2004 - December 30, 2005                      4.70 to 1.00          2.25 to 1.00
December 31, 2005 - December 30, 2006                      4.40 to 1.00          2.25 to 1.00


The Company's ability to comply in future periods with the financial covenants in the 2001 Senior Secured Credit Agreement will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company's control and will be substantially dependent on the selling prices for the Company's products, raw material and energy costs, and the Company's ability to successfully implement its overall business and profitability strategies (see "--Outlook").

CAPITAL EXPENDITURES

Capital spending for the first six months of 2001 was approximately $25.3 million, down 9.5 percent from $28.0 million in the first six months of 2000. Capital spending during the first six months of 2001 related primarily to improving the Company's process capabilities, manufacturing packaging machinery and environmental cluster rules compliance. Total capital spending for 2001 is expected to be between $50 million and $60 million, and is expected to relate principally to improving the Company's process capabilities, the production of packaging machinery and environmental cluster rules compliance. The Company estimates that the capital spending that may be required to comply with the cluster rules could reach $55 million to be spent at its two U.S. paper mills over a seven-year period that began in 2000 (see "Environmental and Legal Matters"). The Company estimates that it has spent one-quarter to one-third of that amount for such compliance.

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


                                                                       Other
(In thousands of dollars)                               Severance     Exit Costs     Total
-------------------------                               ---------     ----------    --------
Balance at 12/31/98                                     $ 21,205      $  3,537      $ 24,742
Charges against accrual in 1999                          (11,527)         (791)      (12,318)
                                                        --------      --------      --------
Balance at 12/31/99                                        9,678         2,746        12,424
Net charges against accrual in 2000                       (6,669)       (2,499)       (9,168)
                                                        --------      --------      --------
Balance at 12/31/00                                        3,009           247         3,256
Charges against accrual in first six months of 2001       (1,526)         (147)       (1,673)
                                                        --------      --------      --------
Balance at 6/30/01                                      $  1,483      $    100      $  1,583
                                                        ========      ========      ========

During 2000, the Company substantially completed the restructuring plan and reduced the reserve by $4.8 million. In addition, $2.2 million of new restructuring activities aligned with the overall objectives of the initial plan were completed in 2000. The Company anticipates completing this program during 2001.

As of June 30, 2001, the Company has reduced its European workforce related to the 1998 restructuring by approximately 250 employees.

FINANCING SOURCES AND CASH FLOWS

At June 30, 2001, the Company and its U.S. and international subsidiaries had the following amounts of commitments, amounts outstanding and amounts available under revolving credit facilities:


                                              TOTAL AMOUNT    TOTAL AMOUNT
                              TOTAL AMOUNT    OUTSTANDING AT  AVAILABLE AT
                                  OF            JUNE 30,        JUNE 30,
(IN THOUSANDS OF DOLLARS)     COMMITMENTS         2001            2001
-------------------------     -----------       --------        --------
Revolving Facility              $400,000        $139,000        $261,000
International Facilities          14,349           7,824           6,525
                                --------        --------        --------
                                $414,349        $146,824        $267,525
                                ========        ========        ========

The Revolving Facility was scheduled to mature in March 2003 with all amounts then outstanding becoming due.

On August 10, 2001, the Company repaid in full the outstanding borrowings under the Revolving Facility with borrowings from the 2001 Facilities. The 2001 Revolving Facility matures on December 31, 2005, extendable to December 31, 2006 if the Company refinances the 1996 Senior Notes on specified terms prior to December 31, 2005. At June 30, 2001, on a pro forma basis after giving effect to the closing of the 2001 Facilities and the initial borrowings thereunder, the Company and its U.S. and international subsidiaries had the following amounts of commitments, amounts outstanding and amounts available under revolving credit facilities:


                               TOTAL AMOUNT
                                   OF         TOTAL AMOUNT    TOTAL AMOUNT
(IN THOUSANDS OF DOLLARS)      COMMITMENTS     OUTSTANDING      AVAILABLE
-------------------------      -----------    ------------    ------------
2001 Revolving Facility         $300,000        $ 51,000        $249,000
International Facilities          14,349           7,824           6,525
                                --------        --------        --------
                                $314,349        $ 58,824        $255,525
                                ========        ========        ========

The Company anticipates pursuing additional working capital financing for its foreign operations as necessary. The Company believes that cash generated from operations, together with amounts available under its 2001 Revolving Facility and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs until the maturity of the 2001 Revolving Facility, although no assurance can be given in this regard. The Company's future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see "--Covenant Restrictions"), will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control and will be substantially dependent on the selling prices for the Company's products, raw material and energy costs, and the Company's ability to successfully implement its overall business and profitability strategies.

ENVIRONMENTAL AND LEGAL MATTERS

The Company is committed to compliance with all applicable foreign, federal, state and local environmental laws and regulations. Environmental law is, however, dynamic rather than static. As a result, costs, which are unforeseeable at this time, may be incurred when new laws are enacted, and when environmental agencies adopt or revise rules and regulations.

In 1998, the U.S. Environmental Protection Agency adopted regulations (generally referred to as the "cluster rules") that mandate more stringent controls on air and water discharges from the United States pulp and paper mills. The Company estimates that the capital spending that may be required to comply with the cluster rules could reach $55 million to be spent at its two U.S. paper mills over a seven-year period that began in 2000. The Company estimates that it has spent one-quarter to one-third of that amount for such compliance.

In late 1995, the Louisiana Department of Environmental Quality ("DEQ") notified the Predecessor of potential liability for the remediation of hazardous substances at a wood treatment site in Shreveport, Louisiana that the Predecessor or its predecessors previously operated, and at a former oil refinery site in Caddo Parish, Louisiana which is on land that the Company previously owned. In response to these notices, the Company has provided additional information concerning these sites and has commenced its own evaluation of any claims and remediation liabilities for which it may be responsible. Subsequent to receipt in May 1996 of a Special Demand Letter from DEQ to remediate the site in Shreveport, the Company entered into an agreement with DEQ to perform a soil and groundwater investigation at the site. The Company completed this investigation work in 1999 and is in ongoing discussions with DEQ to develop an appropriate remediation plan and exit strategy. In September 1996, the Company received a Special Demand Letter from DEQ to remediate the site in Caddo Parish. The Company performed a waste inventory and treatability study at the site and subsequently met with DEQ in October 1999. On July 6, 2000, the Company and DEQ entered into a Settlement Agreement that describes in detail the remedial actions necessary for the Company to obtain full release of all future liability at this site. The Company has contracted with a vendor to perform the remedial actions as outlined in the Settlement Agreement and the work is currently proceeding. The Company no longer owns the site since transferring the property to another entity on October 22, 2000. The Company anticipates the remedial actions outlined in the Settlement Agreement will be completed during the fourth quarter of 2001 and, at that time, expects to be relieved of any future liability.

The Company is involved in environmental remediation projects for certain properties currently or formerly owned or operated by the Company, and at certain waste disposal sites. Some of these projects are being addressed under federal and state statutes, such as the Comprehensive Environmental Response, Compensation and Liability Act and analogous state laws. The Company's costs in certain instances cannot be reliably estimated until the remediation process is substantially underway or liability has been addressed. To address these contingent environmental costs, the Company has accrued reserves when such costs are probable and can be reasonably estimated. The Company believes that, based on current information and regulatory requirements, the accruals established by the Company for environmental expenditures are adequate. Based on current understanding, to the extent that additional costs may be incurred that exceed the accrued reserves, such amounts are not expected to have a material impact on the results of operations, cash flows or financial condition of the Company, although no assurance can be given that significant costs will not be incurred in connection with clean-up activities at these properties, including the Shreveport and Caddo Parish sites referred to above.

The Company is a party to a number of lawsuits arising out of the ordinary conduct of its business. While there can be no assurance as to their ultimate outcome, the Company does not believe that these lawsuits will have a material impact on the results of operations, cash flows or financial condition of the Company.

The Company is a plaintiff in a lawsuit against The Mead Corporation and in a separate lawsuit against R.A. Jones Co. Inc., in each case claiming infringement of the Company's patents for certain packaging technology. Each of the lawsuits is pending in the U.S. District Court for the Northern District of Georgia. The lawsuit against Mead is in the discovery stage. The lawsuit against R.A. Jones recently went to trial. On August 10, 2001, the jury returned a verdict that R.A. Jones had infringed the Company's patents at issue in the lawsuit but that such patents were invalid. The Company plans either to make a motion in the trial court to overturn the verdict of invalidity, or to appeal such verdict to the U.S. Court of Appeals for the Federal Circuit. If the Company is not successful in challenging the verdict of invalidity, it is likely that there will be an adverse outcome in the pending lawsuit against Mead because the same patents are at issue in that lawsuit. There can be no assurance regarding the success of any motion or appeal by the Company in the R.A. Jones lawsuit or regarding the outcome of these lawsuits generally. The Company does not believe that an adverse outcome in the R.A. Jones and/or Mead lawsuits would have a material adverse effect on its business, financial condition or results of operations.

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

The State of Louisiana has completed its audit of the Company's tax return for the period ended March 27, 1996. On May 9, 2000, the Company received a NOTICE OF PROPOSED TAX DUE for this period in the amount of $47.6 million in tax and $27.8 million in statutory interest through June 4, 2000 which interest continues to accrue. The Company requested and received an extension to July 15, 2000 to respond to the NOTICE OF PROPOSED TAX DUE. On July 14, 2000, the Company filed a letter protesting the tax and interest due, and requested an informal conference with the Louisiana Department of Revenue. This action does not preclude the Company from paying the amount at issue in order to avoid the accrual of additional interest should the Company decide to pay and contest the matter before the Louisiana courts. There can be no assurance that the Company will ultimately prevail in this dispute. However, management believes that the additional tax and interest ultimately paid (if any) will be substantially less than the amounts listed on the NOTICE OF PROPOSED TAX DUE, although no assurance can be given in this regard. Since the law is unclear and the amounts involved are significant, it may be several years before this matter is resolved. For financial reporting purposes, any tax ultimately paid related to this matter would increase the goodwill recorded in connection with the Merger and any interest ultimately paid would be recorded as interest expense.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in "-Business Trends and Initiatives" concerning (a) the Company's expectation regarding downtime during the remainder of 2001, (b) the improvements which the Company's long-term initiatives, including, without limitation, its profit center reorganization and global restructuring program, are designed to achieve, (c) the Company's expectation that capital expenditures will range from $50 million to $60 million in 2001, (d) the Company's expectation that its global restructuring program will be completed during 2001, and (e) the Company's expectation regarding packaging machinery placements and orders;
(ii) the statements in "-Outlook" concerning (a) the Company's expectation that its 2001 EBITDA will be slightly lower than its 2000 EBITDA as well as each of the factors which the Company believes support such expectation, (b) the Company's expectations regarding sales volumes in its worldwide beverage markets and continued growth in its North American consumer product markets,
(c) the Company's expectation regarding containerboard sales and margins, and
(d) the Company's expectation regarding increased energy costs; (iii) the statements in "Financial Condition, Liquidity and Capital Resources" concerning (a) the Company's expectation that depreciation and amortization for 2001 will be approximately $140 million to $150 million, (b) the Company's expectation that 2001 interest expense will be approximately $160 million, including approximately $8 million of non-cash amortization of deferred debt issuance costs, (c) the Company's expectation that total capital spending for 2001 will range from $50 million to $60 million, (d) the Company's belief that cash generated from operations, together with amounts available under available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs until the maturity of the 2001 Revolving Facility, (e) the Company's expectations with respect to capital spending that may be required to comply with the cluster rules and that, based on current knowledge, environmental costs are not expected to have a significant impact on the results of operations, cash flows or financial condition of the Company, (f) the Company's belief and estimates in respect of certain Louisiana income tax matters relating to the
Section 338(h)(10) election, including, without limitation, management's belief that additional tax and interest ultimately paid (if any) would be substantially less than the amounts listed on the NOTICE OF PROPOSED TAX DUE;
(iv) other statements as to management's or the Company's expectations and beliefs presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "BUSINESS COMBINATIONS." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "GOODWILL AND OTHER INTANGIBLE ASSETS", which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing, but has not yet determined, the impact of SFAS No. 142 on its financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II,
Item 7A, "Quantitative and Qualitative Disclosure about Market Risk", in the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 2000. There have been no significant developments with respect to derivatives or exposure to market risk during the first six months of 2001.

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

Not applicable

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

Not applicable

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 1, 2001, a Written Consent in Lieu of Annual Meeting was executed by the stockholders of Riverwood Holding, Inc. and the following items were approved by the stockholders:

      1. The following Directors were elected by the stockholders:

           B. Charles Ames            Hubbard C. Howe
           G. Andrea Botta            Stephen M. Humphrey
           Kevin J. Conway            Samuel M. Mencoff
           Alberto Cribiore           Brian J. Richmand
           Gianluigi Gabetti          Lawrence C. Tucker
           Leon J. Hendrix, Jr.

      2. Appointment of Deloitte & Touche LLP as independent public accountants of the Company for the year 2001.

ITEM 5.       OTHER INFORMATION.

Not applicable

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits.

4.1 Indenture, dated as of June 21, 2001, among Riverwood International Corporation, RIC Holding, Inc., Riverwood Holding, Inc. and State Street Bank and Trust Company, as trustee, relating to the 10 5/8% Senior Notes due 2007 of Riverwood International Corporation.

4.2 Exchange and Registration Rights Agreement, dated June 21, 2001 among Riverwood International Corporation, J.P. Morgan Securities Inc., Deutsche Banc Alex. Brown Inc., First Union Securities, Inc. and NatCity Investment, Inc.

4.3 Amendment No. 6, dated as of June 6, 2001, to the Credit Agreement, dated as of March 20, 1996, among Riverwood International Corporation, the lenders party thereto, and The Chase Manhattan Bank (formerly known as Chemical Bank), as administrative agent.

4.4 Amended and Restated Credit Agreement, dated as of August 10, 2001, among Riverwood International Corporation, the several banks and other financial institutions from time to time parties thereto, Deutsche Banc Alex. Brown Inc., as syndication agent and The Chase Manhattan Bank, as administrative agent.

99 Reconciliation of Income (Loss) from Operations to EBITDA. Filed as an exhibit hereto.

(b) Reports on Form 8-K.

Filed on June 6, 2001 reporting intention to issue $250 million 10 5/8% Senior Notes Due August 2007

Filed on June 7, 2001 reporting receipt of commitments for a new $635 million senior secured credit facility

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

                                        RIVERWOOD HOLDING, INC.
                                      ------------------------------------------
                                        (Registrant)



Date: August 14, 2001                 By:
                                            /s/   Edward W. Stroetz Jr.
                                      ------------------------------------------
                                                  Edward W. Stroetz Jr.
                                                  Secretary

Date: August 14, 2001                 By:
                                            /s/   Daniel J. Blount
                                      ------------------------------------------
                                                  Daniel J. Blount
                                                  Senior Vice President and
                                                  Chief Financial Officer