Form 10-Q
period 2001-09-30
RIVERWOOD HOLDING INC
filed 2001-11-08
CIK 886239

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from               to
                                           --------------   -------------------
             Commission file number 1-11113

                             RIVERWOOD HOLDING, INC.
             (Exact name of registrant as specified in its charter)


        Delaware                                               58-2205241
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

Yes [X]        No [  ]

         At November 2, 2001 there were 7,067,180 shares and 500,000 shares of the registrant's Class A and Class B common stock, respectively, outstanding.

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

                          RIVERWOOD HOLDING, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS OF DOLLARS)

                                                                    SEPTEMBER 30,        DECEMBER 31,
                                                                       2001                  2000
                                                                    ------------         ------------
ASSETS                                                              (UNAUDITED)
Current Assets:
    Cash and Equivalents                                            $     27,338         $     18,417
    Receivables, Net of Allowances                                       174,934              137,695
    Inventories                                                          187,567              175,972
    Prepaid Expenses                                                       6,943               13,594
                                                                    ------------         ------------
Total Current Assets                                                     396,782              345,678

Property, Plant and Equipment, Net of Accumulated
      Depreciation of $632,110 in 2001 and $562,235 in 2000            1,307,490            1,368,591
Goodwill, Net of Accumulated Amortization of $43,559 in 2001
      and $37,753 in 2000                                                276,383              273,436
Other Assets                                                             128,989              133,652
                                                                    ------------         ------------
Total Assets                                                        $  2,109,644         $  2,121,357
                                                                    ============         ============

LIABILITIES
Current Liabilities:
    Short-Term Debt                                                 $      9,962         $     15,908
    Accounts Payable and Other Accrued Liabilities                       277,234              194,059
                                                                    ------------         ------------
Total Current Liabilities                                                287,196              209,967

Long-Term Debt, Less Current Portion                                   1,499,516            1,516,881
Other Noncurrent Liabilities                                              66,158               82,486
                                                                    ------------         ------------
Total Liabilities                                                      1,852,870            1,809,334
                                                                    ------------         ------------

Contingencies and Commitments (Note 5)

Redeemable Common Stock, at Current Redemption Value                       8,061                8,061
                                                                    ------------         ------------

SHAREHOLDERS' EQUITY
Nonredeemable Common Stock                                                    75                   75
Capital in Excess of Par Value                                           748,753              748,813
Accumulated Deficit                                                     (461,263)            (415,875)
Accumulated Derivative Instruments Loss                                   (6,104)                  --
Cumulative Currency Translation Adjustment                               (32,748)             (29,051)
                                                                    ------------         ------------
Total Shareholders' Equity                                               248,713              303,962
                                                                    ------------         ------------
Total Liabilities and Shareholders' Equity                          $  2,109,644         $  2,121,357
                                                                    ============         ============

See Notes to Condensed Consolidated Financial Statements.

                             RIVERWOOD HOLDING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                     ------------------------    ------------------------
                                                      SEPT. 30,     SEPT. 30,     SEPT. 30,     SEPT. 30,
                                                        2001          2000          2001          2000
                                                     ----------    ----------    ----------    ----------
Net Sales                                            $  305,314    $  278,501    $  902,745    $  853,252
Cost of Sales                                           231,144       212,354       704,684       655,871
Selling, General and Administrative                      30,303        23,620        91,056        83,336
Research, Development and Engineering                     1,248         1,467         3,583         3,567
Other Expense, Net                                        2,503         3,517        15,571         5,490
                                                     ----------    ----------    ----------    ----------

Income from Operations                                   40,116        37,543        87,851       104,988
Interest Income                                             151           210           707           603
Interest Expense                                         39,378        47,045       119,581       139,550
                                                     ----------    ----------    ----------    ----------

Income (Loss) before Income Taxes and
   Equity in Net Earnings of Affiliates                     889        (9,292)      (31,023)      (33,959)
Income Tax Expense                                        2,717         1,419         5,142         3,856
                                                     ----------    ----------    ----------    ----------

(Loss) before Equity in Net Earnings of Affiliates       (1,828)      (10,711)      (36,165)      (37,815)
Equity in Net Earnings of Affiliates                         --         1,414            --         3,700
                                                     ----------    ----------    ----------    ----------
(Loss) before Extraordinary Item and Cumulative          (1,828)       (9,297)      (36,165)      (34,115)
   Effect of a Change in Accounting
Extraordinary Loss on Early Extinguishment
   of Debt, Net of Tax of $0                             (5,954)           --        (8,724)           --
                                                     ----------    ----------    ----------    ----------
(Loss) before Cumulative Effect of a Change in
   Accounting                                            (7,782)       (9,297)      (44,889)      (34,115)
Cumulative Effect of a Change in Accounting,
   Net of Tax of $0                                          --            --          (499)           --
                                                     ----------    ----------    ----------    ----------
Net (Loss)                                               (7,782)       (9,297)      (45,388)      (34,115)
                                                     ----------    ----------    ----------    ----------
Other Comprehensive Loss, Net of Tax:
   Derivative Instruments Loss                           (3,657)           --        (6,104)           --
   Foreign Currency Translation Adjustments               3,535        (5,279)       (3,697)      (16,247)
                                                     ----------    ----------    ----------    ----------
Comprehensive Loss                                   $   (7,904)   $  (14,576)   $  (55,189)   $  (50,362)
                                                     ==========    ==========    ==========    ==========


See Notes to Condensed Consolidated Financial Statements.

                             RIVERWOOD HOLDING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                         NINE MONTHS ENDED
                                                                             -------------------------------------
                                                                             SEPT. 30, 2001         SEPT. 30, 2000
                                                                             --------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)                                                                   $      (45,388)        $      (34,115)
Noncash Items Included in Net (Loss):
     Depreciation and Amortization                                                  104,319                113,045
     Cumulative Effect of a Change in Accounting                                        499                     --
     Extraordinary Loss on Early Extinguishment of Debt, Net                          8,724                     --
     Deferred Income Taxes                                                           (1,574)                   179
     Pension, Postemployment and Postretirement Benefits
        Expense, Net of Contributions                                                 4,047                  3,140
     Net Gain on Disposal of Assets                                                      --                   (745)
     Equity in Net Earnings of Affiliates, Net of Dividends                             710                   (901)
     Amortization of Deferred Debt Issuance Costs                                     5,771                  8,226
     Other, Net                                                                       4,505                  1,495
(Increase) Decrease in Current Assets:
     Receivables                                                                    (10,732)                12,607
     Inventories                                                                    (11,590)                (1,130)
     Prepaid Expenses                                                                   501                 (4,429)
Increase (Decrease) in Accounts Payable and Other Accrued Liabilities                12,557                (19,249)
Decrease in Other Noncurrent Liabilities                                             (3,514)                  (193)
                                                                             --------------         --------------
Net Cash Provided by Operating Activities                                            68,835                 77,930
                                                                             --------------         --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property, Plant and Equipment                                          (38,574)               (41,428)
Proceeds from Sale of Assets                                                             --                  5,670
Cash Acquired of Subsidiary Consolidated                                             17,985                     --
Increase in Other Assets                                                             (2,391)                (1,450)
                                                                             --------------         --------------
Net Cash Used in Investing Activities                                               (22,980)               (37,208)
                                                                             --------------         --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Decrease in Notes Payable                                                      (119,718)               (28,417)
Proceeds from Issuance of Debt                                                      592,500                     --
Payments on Debt                                                                   (488,294)                (5,126)
Increase in Debt Issuance Costs                                                     (18,399)                    --
Repurchases of Redeemable Common Stock, Net                                             (60)                   (49)
                                                                             --------------         --------------
Net Cash Used in Financing Activities                                               (33,971)               (33,592)
                                                                             --------------         --------------
Effect of Exchange Rate Changes on Cash                                              (2,963)                (1,355)
                                                                             --------------         --------------
Net Increase in Cash and Equivalents                                                  8,921                  5,775
Cash and Equivalents at Beginning of Period                                          18,417                 14,108
                                                                             --------------         --------------
Cash and Equivalents at End of Period                                        $       27,338         $       19,883
                                                                             ==============         ==============

See Notes to Condensed Consolidated Financial Statements.

                             RIVERWOOD HOLDING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements of the Company included herein have been prepared by the Company without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. The Condensed Consolidated Balance Sheet as of December 31, 2000 was derived from audited financial statements.

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

The preparation of the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

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

NOTE 3 - INVENTORIES

The major classes of inventories were as follows:

(IN THOUSANDS OF DOLLARS)         SEPTEMBER 30, 2001        DECEMBER 31, 2000
-------------------------         ------------------        -----------------
Finished goods                       $     85,085              $     88,101
Work-in-process                            14,306                     9,967
Raw materials                              53,443                    40,374
Supplies                                   34,733                    37,530
                                     ------------              ------------
Total                                $    187,567              $    175,972
                                     ============              ============

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

The following represents the summarized income statement information for Igaras, of which the Company recognized 50 percent in its results of operations:

                                                             NINE MONTHS ENDED
(IN THOUSANDS OF DOLLARS)                                   SEPTEMBER 30, 2000
-------------------------                                   ------------------
Net Sales                                                       $  162,944
Cost of Sales                                                      121,215
                                                                ----------

Gross Profit                                                    $   41,729
                                                                ==========

Income from Operations                                          $   22,682
                                                                ==========

Net Income                                                      $    4,653
                                                                ==========


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

In late 1995, the Louisiana Department of Environmental Quality ("DEQ") notified the Predecessor of potential liability for the remediation of hazardous substances at a wood treatment site in Shreveport, Louisiana that the Predecessor or its predecessors previously operated, and at a former oil refinery site in Caddo Parish, Louisiana which is on land that the Company previously owned. In response to these notices, the Company has provided additional information concerning these sites and has commenced its own evaluation of any claims and remediation liabilities for which it may be responsible. Subsequent to receipt in May 1996 of a Special Demand Letter from DEQ to remediate the site in Shreveport, the Company performed a soil and groundwater investigation at the site pursuant to an agreement with DEQ. In August 2001, the Company entered into a Cooperative Agreement for Remedial Action with DEQ and the landowners of the site, as well as a Mutual Release and Settlement Agreement with the landowners. Under the Cooperative Agreement, the Company will develop the remedial design and carry out the specified remediation at the site. The Company has engaged a qualified contractor and expects completion of the work by the end of 2002. In September 1996, the Company received a Special Demand Letter from DEQ to remediate the site in Caddo Parish. The Company performed a waste inventory and treatability study at the site and subsequently met with DEQ in October 1999. On July 6, 2000, the Company and DEQ entered into a Settlement Agreement that describes in detail the remedial actions necessary for the Company to obtain full release of all future liability at this site. The Company has contracted with a vendor to perform the remedial actions as outlined in the Settlement Agreement and the work is currently proceeding. The Company no longer owns the site since transferring the property to another entity on October 22, 2000. The Company anticipates the remedial actions outlined in the Settlement Agreement will be completed during the fourth quarter of 2001 and, at that time, expects to be relieved of any future liability.

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

The Company is a plaintiff in a lawsuit against The Mead Corporation and in a separate lawsuit against R.A. Jones Co. Inc., in each case claiming infringement of the Company's patents for certain packaging technology. Each of the lawsuits is pending in the U.S. District Court for the Northern District of Georgia. The lawsuit against R.A. Jones recently went to trial. On August 10, 2001, the jury returned a verdict that R.A. Jones had infringed the Company's patents at issue in the lawsuit but that such patents were invalid. The Company has appealed such verdict to the U.S. Court of Appeals for the Federal Circuit. If the Company is not successful in challenging the verdict of invalidity, it is likely that there will be an adverse outcome in the pending lawsuit against Mead because the same patents are at issue in that lawsuit. The lawsuit against Mead has been placed in suspension during the pending of this appeal. There can be no assurance regarding the success of the appeal by the Company in the R.A. Jones lawsuit or regarding the outcome of these lawsuits generally. The Company does not believe that an adverse outcome in the R.A. Jones and/or Mead lawsuits would have a material adverse effect on its business, financial condition or results of operations.

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

                                                                                                         Other
(In thousands of dollars)                                                              Severance        Exit Costs         Total
-------------------------                                                              ----------       ----------       ----------
Balance at 12/31/98                                                                    $   21,205       $    3,537       $   24,742
Charges against accrual in 1999                                                           (11,527)            (791)         (12,318)
                                                                                       ----------       ----------       ----------
Balance at 12/31/99                                                                         9,678            2,746           12,424
Net charges against accrual in 2000                                                        (6,669)          (2,499)          (9,168)
                                                                                       ----------       ----------       ----------
Balance at 12/31/00                                                                         3,009              247            3,256
Charges against accrual in first nine months of 2001                                       (1,998)            (152)          (2,150)
                                                                                       ----------       ----------       ----------
Balance at 9/30/01                                                                     $    1,011       $       95       $    1,106
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

As of September 30, 2001, the Company has reduced its European workforce related to the 1998 restructuring by approximately 250 employees.

NOTE 7 - LONG-TERM DEBT

On June 21, 2001, the Company completed an offering of $250 million principal amount of Senior Notes due 2007, bearing interest at 10 5/8 percent (the "Initial 2001 Notes"). The Initial 2001 Notes were sold at a price of 103 percent of par. The proceeds from this offering of approximately $251.5 million, net of approximately $6 million of transaction fees and expenses, were applied to prepay a portion of the outstanding borrowings under the Term Loan Facility (as defined below). During the second quarter of 2001, the Company recorded a non-cash, extraordinary charge to earnings of approximately $2.8 million, net of tax of nil, related to the write-off of the applicable portion of deferred debt issuance costs on the term loans. A registration statement under the Securities Act registering senior notes of the Company identical in all material respects to the Initial 2001 Notes (the "Exchange 2001 Notes") offered in exchange for the Initial 2001 Notes became effective on August 27, 2001. On October 5, 2001, the Company completed its exchange offer of the Initial 2001 Notes for the Exchange 2001 Notes. The Initial 2001 Notes and the Exchange 2001 Notes are referred to herein as the 2001 Notes.

On August 10, 2001, the Company entered into an amendment and restatement of its credit agreement (the "2001 Senior Secured Credit Agreement") with certain lenders providing for senior secured credit facilities with aggregate commitments not to exceed $635 million (the "2001 Facilities"), including a $335 million term loan facility (the "2001 Term Loan Facility") and a $300 million revolving credit facility (the "2001 Revolving Facility"). The proceeds of the initial borrowings under the 2001 Facilities of approximately $386.0 million, including $51.0 million in revolving credit borrowings, were applied to repay in full the outstanding borrowings under the Term Loan Facility and the Revolving Facility (as defined below) and to pay approximately $12 million of the estimated $14 million of fees and expenses incurred in connection with the amendment and restatement of the credit agreement. During the third quarter of 2001, the Company recorded a non-cash, extraordinary charge to earnings of approximately $6.0 million, net of tax of nil, related to the write-off of the applicable remaining deferred debt issuance costs on the Term Loan Facility and the Revolving Facility. The 2001 Term Loan Facility amortization requirements are in semi-annual installments of $37.5 million beginning June 30, 2003 and amounting to $75.0 million annually in each of 2003 and 2004, with $46.25 million due on June 30, 2005, and the remainder due at maturity on December 31, 2005. The 2001 Revolving Facility matures on December 31, 2005. The final maturities of the 2001 Facilities are extendable from December 31, 2005 to December 31, 2006 if the Company refinances the 1996 Senior Notes on specified terms on or prior to December 31, 2005 (in such event, the 2001 Term Loan Facility will continue to amortize in semi-annual installments of $46.25 million through December 31, 2006). The 2001 Senior Secured Credit Agreement imposes certain financial and other covenants. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, to meet its capital spending program, to provide for unanticipated capital investments or to take advantage of business opportunities. The covenants contained in the 2001 Senior Secured Credit Agreement also, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by Riverwood and its subsidiaries, make capital expenditures and engage in certain transactions with affiliates. At September 30, 2001, the Company was in compliance with the financial covenants in the credit agreement.

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

Business segment information is as follows:


                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                     ------------------------    ------------------------
                                                      SEPT. 30,     SEPT. 30,     SEPT. 30,     SEPT. 30,
(IN THOUSANDS OF DOLLARS)                               2001          2000          2001          2000
-------------------------                            ----------    ----------    ----------    ----------
NET SALES:
Coated Board                                         $  286,270    $  250,607    $  836,998    $  767,935
Containerboard                                           19,044        27,894        65,747        85,317
                                                     ----------    ----------    ----------    ----------
                                                     $  305,314    $  278,501    $  902,745    $  853,252
                                                     ==========    ==========    ==========    ==========

INCOME (LOSS) FROM OPERATIONS:
Coated Board                                         $   49,218    $   41,584    $  118,545    $  118,923
Containerboard                                           (3,970)        1,495       (10,471)        3,374
Corporate And Eliminations                               (5,132)       (5,536)      (20,223)      (17,309)
                                                     ----------    ----------    ----------    ----------
                                                     $   40,116    $   37,543    $   87,851    $  104,988
                                                     ==========    ==========    ==========    ==========

EBITDA:
Coated Board                                         $   76,427    $   76,618    $  213,003    $  218,394
Containerboard                                           (1,147)        5,990           139        16,555
Corporate And Eliminations                               (2,181)       (2,032)       (8,737)       (5,412)
                                                     ----------    ----------    ----------    ----------
                                                     $   73,099    $   80,576    $  204,405    $  229,537
                                                     ==========    ==========    ==========    ==========

The following represents a reconciliation of Income from Operations to EBITDA:

                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                     ------------------------    ------------------------
                                                      SEPT. 30,     SEPT. 30,     SEPT. 30,     SEPT. 30,
(IN THOUSANDS OF DOLLARS)                               2001          2000          2001          2000
-------------------------                            ----------    ----------    ----------    ----------
Income from Operations                               $   40,116    $   37,543    $   87,851    $  104,988
Add: Depreciation and amortization                       31,978        37,918       104,319       113,045
     Dividends from equity investments                       --           696           710         2,798
     Other non-cash charges                               1,005         4,419        11,525         8,706
                                                      ---------    ----------    ----------    ----------
EBITDA                                                $  73,099    $   80,576    $  204,405    $  229,537
                                                      =========    ==========    ==========    ==========

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

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities ("SFAS No. 133"). SFAS No. 133 requires all derivative instruments to be measured at fair value and recognized on the balance sheet as either assets or liabilities. In addition, all derivative instruments used in hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. Upon adoption of SFAS No. 133, the Company recognized a one-time after-tax transition adjustment to decrease earnings by approximately $0.5 million and decrease other comprehensive income by approximately $1.1 million. These amounts have been presented as a cumulative effect of change in accounting principle in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss for the Nine Months Ended September 30, 2001 and Condensed Consolidated Balance Sheet at September 30, 2001, respectively.

The following is a summary of the Company's derivative instruments as of September 30, 2001 and the accounting policies it employs for each:

Hedges of Anticipated Cash Flows

The following is a reconciliation of current period changes in the fair value of the interest rate swap agreements, foreign currency forward and option contracts which have been recorded as Accumulated Derivative Instruments Loss in the accompanying Condensed Consolidated Balance Sheet at September 30, 2001 and as Derivative Instruments Loss in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss for the Nine Months Ended September 30, 2001.

(in thousands of dollars)
-------------------------
SFAS No. 133 transition adjustment                             $   (1,094)
Current period decrease in fair value                              (5,010)
                                                               ----------
Balance at September 30, 2001                                  $   (6,104)
                                                               ==========

During the nine months ended September 30, 2001, there was no ineffective portion related to the changes in fair value of the interest rate swap agreements, foreign currency forward and option contracts and there were no amounts excluded from the measure of effectiveness. The balance of $(6.1) million recorded in Accumulated Derivative Instruments Loss at September 30, 2001 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in the related hedged exposure. The estimated amount to be reclassified into future earnings as interest expense over the next twelve months through September 30, 2002 is approximately $3.9 million. The actual amount that will be reclassified to future earnings over the next twelve months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings during the third quarter of 2001 in connection with forecasted transactions that were no longer considered probable of occurring.

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

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment of Long-Lived Assets", which is effective January 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, as well as eliminating the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company is currently assessing, but has not yet determined, the impact of SFAS No. 144 on its financial position and results of operations.

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

The State of Louisiana completed its audit of the Company's tax return for the period ended March 27, 1996 and on May 9, 2000, the Company received a Notice of Proposed Tax Due for this period in the amount of $47.6 million in tax plus statutory interest. On October 12, 2001, the Company entered into a settlement agreement with the Louisiana Department of Revenue to pay $29.5 million to the State of Louisiana to settle all Louisiana state income tax issues (tax and interest) related to the period ended

March 27, 1996 and the nine month period ended December 31, 1996. The Company made this payment on October 25, 2001 using funds borrowed under its revolving credit facility. As required by accounting principles generally accepted in the United States of America, the Company reported the settlement on the Condensed Consolidated Balance Sheet as of September 30, 2001 as an increase to Goodwill, Net of Accumulated Amortization and an increase to Accounts Payable and Other Accrued Liabilities. The settlement had no impact on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the periods ended September 30, 2001. The settlement had no impact on the Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In connection with the Merger, the Company entered into a credit agreement that provided for senior secured credit facilities consisting of a term loan facility and a $400 million revolving credit facility. Such credit agreement, term loan facility and revolving facility, as in effect prior to the August 10, 2001 amendment and restatement discussed below, are referred to herein as the "Credit Agreement", the "Term Loan Facility" and the "Revolving Facility", respectively. In addition, Riverwood International Machinery, Inc., a wholly-owned subsidiary of Riverwood, entered into a credit agreement providing for a $140 million secured revolving credit facility (the "Machinery Facility") for the purpose of financing or refinancing packaging machinery. In connection with the Merger, the Company also completed an offering of $250 million aggregate principal amount of 10 1/4 percent Senior Notes due 2006 (the "1996 Senior Notes") and $400 million aggregate principal amount of 10 7/8 percent Senior Subordinated Notes due 2008 (the "1996 Senior Subordinated Notes" and together with the 1996 Senior Notes, the "1996 Notes").

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

On June 21, 2001, the Company completed an offering of $250 million principal amount of 10 5/8 percent Senior Notes due 2007 (the "Initial 2001 Notes"). The Initial 2001 Notes were sold at a price of 103 percent of par. The proceeds from this offering of approximately $251.5 million, net of approximately $6 million of transaction fees and expenses, were applied to prepay a portion of the outstanding borrowings under the Term Loan Facility. During the second quarter of 2001, the Company recorded a non-cash, extraordinary charge to earnings of approximately $2.8 million, net of tax of nil, related to the write-off of the applicable portion of deferred debt issuance costs on the term loans. In connection with this offering, on June 6, 2001, the Company entered into Amendment No. 6 to the Credit Agreement. The amendment modified certain financial and other covenants, including minimum EBITDA requirements, in the Credit Agreement to reflect recent financial results and market and operating conditions. A registration statement under the Securities Act registering senior notes of the Company identical in all material respects to the Initial 2001 Notes (the "Exchange 2001 Notes") offered in exchange for the Initial 2001 Notes became effective on August 27, 2001. On October 5, 2001, the Company completed its exchange offer of the Initial 2001 Notes for the Exchange 2001 Notes. The Initial 2001 Notes and the Exchange 2001 Notes are referred to herein as the 2001 Notes.

On August 10, 2001, the Company entered into an amendment and restatement of the Credit Agreement (the "2001 Senior Secured Credit Agreement") with certain lenders providing for senior secured credit facilities with aggregate commitments not to exceed $635 million (the "2001 Facilities"), including a $335 million term loan facility (the "2001 Term Loan Facility") and a $300 million revolving credit facility (the "2001 Revolving Facility"). The proceeds of the initial borrowings under the 2001 Facilities of approximately $386.0 million, including $51.0 million in revolving credit borrowings, were applied to repay in full the outstanding borrowings under the Term Loan Facility and the Revolving Facility and to pay approximately $12 million of the estimated $14 million of fees and expenses incurred in connection with the amendment and restatement of the Credit Agreement. During the third quarter of 2001, the Company recorded a non-cash, extraordinary charge to earnings of approximately $6.0 million, net of tax of nil, related to the write-off of the applicable remaining deferred debt issuance costs on the Term Loan Facility and the Revolving Facility.

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

                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                     ------------------------    ------------------------
                                                      SEPT. 30,     SEPT. 30,     SEPT. 30,     SEPT. 30,
                                                        2001          2000          2001          2000
                                                     ----------    ----------    ----------    ----------
(IN THOUSANDS OF DOLLARS)
 EBITDA (Segment Data):
      Coated Board                                   $   76,427    $   76,618    $  213,003    $  218,394
      Containerboard                                     (1,147)        5,990           139        16,555
      Corporate And Eliminations                         (2,181)       (2,032)       (8,737)       (5,412)
                                                     ----------    ----------    ----------    ----------
EBITDA                                               $   73,099    $   80,576    $  204,405    $  229,537
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

In the Containerboard business segment, conditions in the cyclical worldwide commodity paperboard markets have a substantial impact on the Company's Containerboard sales. During the first nine months of 2001, the Company elected to take 45 days, or approximately 17,700 tons, of medium market related downtime at its U.S. mills that resulted in approximately $3.1 million of under-absorbed fixed costs. The Company expects to take an additional 14 days, or approximately 5,500 tons, of medium market related downtime throughout the remaining three months of 2001 on its medium machine, but the amount of downtime could change depending upon market conditions. The downtime results from a number of factors, but principally a weak containerboard market. As a result of the expected downtime throughout the remainder of 2001, the Company estimates the impact on earnings at its U.S. mills to be approximately $0.9 million related to the under-absorption of fixed costs.

Energy, including natural gas, fuel oil and electricity, represents a significant portion of the Company's manufacturing costs. During the first nine months of 2001, the Company experienced a significant increase in its energy costs compared to the first nine months of 2000, principally at its U.S. mills, equal to approximately $17 million. Until recently, the Company's results had not been significantly affected by energy costs. The Company entered into fixed price contracts designed to mitigate the impact of future energy cost increases through the remainder of 2001 and through a portion of 2002, and will continue to evaluate its hedge position.

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

Effective January 1, 2001, the Company consolidated into its financial statements the accounts of Rengo Riverwood Packaging, Ltd. ("Rengo"), the Company's Japanese joint venture, since the Company has the ability to exercise direct or indirect control over Rengo's operating and financial policies. The consolidation of Rengo contributed approximately $36 million in Net Sales and $4 million in EBITDA in the first nine months of 2001.

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

Packaging machinery placements during the first nine months of 2001 decreased approximately 19 percent when compared to the first nine months of 2000. The Company expects packaging machinery placements for 2001 to be lower when compared to 2000. The Company expects packaging machinery orders for 2001 to be higher when compared to 2000; as a result, the Company anticipates packaging machinery placements for 2002 to exceed 2001 and be comparable to 2000. The Company has been and will continue to be selective in future packaging machinery placements to ensure appropriate returns.

OUTLOOK

The Company expects that its 2001 full year EBITDA will be approximately $20 million to $35 million lower than its 2000 EBITDA, although no assurance can be given in this regard. The achievement of this expectation is dependent upon (among other things) a number of profit improvement initiatives, including increasing worldwide beverage and North American consumer product sales volumes above 2000 levels, improving U.S. mill throughput, continued cost savings from other actions taken to date and stable pricing for the Company's products. In 2001, the Company expects sales volume increases in its worldwide beverage markets, and continued growth in its North American consumer product markets. The Company expects containerboard sales and margins to be negatively affected for the remainder of 2001 due to the recent negative market pressures on containerboard pricing and sales volumes. The Company believes that increased energy costs will continue to significantly impact its results for the remainder of 2001.

RESULTS OF OPERATIONS

                                                           THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                  -------------------------------------   -------------------------------------
                                                              % INCREASE                              % INCREASE
                                                               (DECREASE)                              (DECREASE)
                                                   SEPT. 30,   FROM PRIOR     SEPT. 30,    SEPT. 30,   FROM PRIOR     SEPT. 30,
(IN THOUSANDS OF DOLLARS)                            2001        PERIOD         2000         2001        PERIOD         2000
                                                  ----------   ----------    ----------   ----------   ----------    ----------
Net Sales (Segment Data):
  Coated Board                                    $  286,270         14.2%   $  250,607   $  836,998          9.0%   $  767,935
  Containerboard                                      19,044        (31.7)       27,894       65,747        (22.9)       85,317
                                                  ----------                 ----------   ----------                 ----------
Net Sales                                            305,314          9.6       278,501      902,745          5.8       853,252
Cost of Sales                                        231,144          8.8       212,354      704,684          7.4       655,871
                                                  ----------                 ----------   ----------                 ----------
Gross Profit                                          74,170         12.1        66,147      198,061          0.3       197,381
Selling, General and Administrative                   30,303         28.3        23,620       91,056          9.3        83,336
Research, Development and
  Engineering                                          1,248        (14.9)        1,467        3,583          0.4         3,567
Other Expense, Net                                     2,503        (28.8)        3,517       15,571        183.6         5,490
                                                  ----------                 ----------   ----------                 ----------
Income from Operations                            $   40,116          6.9    $   37,543   $   87,851        (16.3)   $  104,988
                                                  ==========                 ==========   ==========                 ==========
Income (Loss) from Operations
 (Segment Data):
  Coated Board                                    $   49,218         18.4%   $   41,584   $  118,545         (0.3)%  $  118,923
  Containerboard                                      (3,970)      (100.0)        1,495      (10,471)      (100.0)        3,374
  Corporate And Eliminations                          (5,132)         7.3        (5,536)     (20,223)       (16.8)      (17,309)
                                                  ----------                 ----------   ----------                 ----------
Income from Operations                            $   40,116          6.9    $   37,543   $   87,851        (16.3)   $  104,988
                                                  ==========                 ==========   ==========                 ==========

PAPERBOARD SHIPMENTS

The following represents shipments of Coated Board and Containerboard to outside customers. Shipments of Coated Board represent sales to customers of beverage carrierboard and folding cartonboard. Shipments from the Swedish Mill represent sales to customers of WLC produced at this mill. Shipments of Containerboard represent sales to customers of linerboard, corrugating medium, kraft paper and various other items. Total shipments for the three and nine months ended September 30, 2001 and 2000 were as follows:

                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                     ------------------------    ------------------------
                                                      SEPT. 30,     SEPT. 30,     SEPT. 30,      SEPT 30,
                                                        2001          2000          2001           2000
                                                     ----------    ----------    ----------    ----------
(IN THOUSANDS OF TONS)
Coated Board                                              267.7         245.2         766.4         733.4
Swedish Mill                                               36.2          37.8         113.4         111.8
Containerboard                                             56.0          73.7         192.6         230.6
                                                     ----------    ----------    ----------    ----------
                                                          359.9         356.7       1,072.4       1,075.8
                                                     ==========    ==========    ==========    ==========

THIRD QUARTER 2001 COMPARED WITH THIRD QUARTER 2000

NET SALES

As a result of the factors described below, the Company's Net Sales in the third quarter of 2001 increased by $26.8 million, or 9.6 percent, compared with the third quarter of 2000. Net Sales in the Coated Board business segment increased by $35.7 million in the third quarter of 2001, or 14.2 percent, to $286.3 million from $250.6 million in the third quarter of 2000, due primarily to higher sales volume in North American beverage carton and consumer product markets, and the consolidation of Rengo. These increases were somewhat offset by lower sales volume in international consumer product markets and the negative impact of foreign currency exchange rates. Net Sales in the Containerboard business segment decreased by $8.9 million, or 31.7 percent, to $19.0 million in the third quarter of 2001 from $27.9 million in the third quarter of 2000, due principally to lower volumes and pricing.

GROSS PROFIT

As a result of the factors discussed below, the Company's Gross Profit for the third quarter of 2001 increased by $8.1 million, or 12.1 percent, to $74.2 million from $66.1 million in the third quarter of 2000. The Company's gross profit margin increased to 24.3 percent in the third quarter of 2001 from 23.8 percent in the third quarter of 2000. Gross Profit in the Coated Board business segment increased by $12.6 million, or 19.6 percent, to $76.9 million in the third quarter of 2001 from $64.3 million in the third quarter of 2000, while its gross profit margin increased to 26.9 percent in the third quarter of 2001 from
25.7 percent in the third quarter of 2000. The increase in Coated Board Gross Profit was due primarily to worldwide cost reductions, higher Net Sales and lower depreciation expense somewhat offset by increased energy costs. Gross Profit in the Containerboard business segment decreased by $5.1 million to $(3.2) million in the third quarter of 2001 from $1.9 million in the third quarter of 2000, while its gross profit margin decreased to (16.7) percent in the third quarter of 2001 from 6.8 percent in the third quarter of 2000. The decrease in Containerboard Gross Profit resulted principally from lower volumes and pricing.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, General and Administrative expenses increased $6.7 million, or 28.3 percent, to $30.3 million in the third quarter of 2001 from $23.6 million in the third quarter of 2000, due primarily to the consolidation of Rengo and certain non-recurring operating credits recorded in the third quarter of 2000. As a percentage of Net Sales, Selling, General and Administrative expenses increased from 8.5 percent in the third quarter of 2000 to 9.9 percent in the third quarter of 2001.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, Development and Engineering expenses decreased $0.3 million, or 14.9 percent, to $1.2 million in the third quarter of 2001 from $1.5 million in the third quarter of 2000, due primarily to lower research and development investing relating to packaging machinery.

OTHER EXPENSE, NET

Other Expense, Net, was $2.5 million in the third quarter of 2001 as compared to $3.5 million in the third quarter of 2000. This change was principally due to gains on foreign currency transactions recorded in the third quarter of 2001.

INCOME (LOSS) FROM OPERATIONS

Primarily as a result of the factors discussed above, the Company's Income from Operations in the third quarter of 2001 increased by $2.6 million, or 6.9 percent, to $40.1 million from $37.5 million in the third quarter of 2000, while the Company's operating margin decreased to 13.1 percent in the third quarter of 2001 from 13.5 percent in the third quarter of 2000. Income from Operations in the Coated Board business segment increased by $7.6 million, or 18.4 percent, to $49.2 million in the third quarter of 2001 from $41.6 million in the third quarter of 2000, while the operating margin increased to 17.2 percent in the third quarter of 2001 from 16.6 percent in the third quarter of 2000, primarily as a result of the factors described above. Income (Loss) from Operations in the Containerboard business segment decreased by $5.5 million to $(4.0) million in the third quarter of 2001 from $1.5 million in the third quarter of 2000, while the operating margin decreased to (20.8) percent in the third quarter of 2001 from 5.4 percent in the third quarter of 2000, primarily as a result of the factors described above.

FLUCTUATIONS IN U.S. CURRENCY EXCHANGE RATES

The strengthening of the U.S. dollar currency exchange rates as compared to the Euro and related currencies, and the Japanese Yen had a modest impact on Net Sales, Gross Profit, Income from Operations, and operating expenses during the third quarter of 2001.

FIRST NINE MONTHS 2001 COMPARED WITH FIRST NINE MONTHS 2000

NET SALES

As a result of the factors described below, the Company's Net Sales in the first nine months of 2001 increased by $49.5 million, or 5.8 percent, compared with the first nine months of 2000. Net Sales in the Coated Board business segment increased by $69.1 million in the first nine months of 2001, or 9.0 percent, to $837.0 million from $767.9 million in the first nine months of 2000, due primarily to higher sales volume in North American consumer product markets, North American beverage carton markets and international beverage markets, and the consolidation of Rengo. These increases were somewhat offset by the lower sales volume in international consumer product markets and the negative impact of foreign currency exchange rates. Net Sales in the Containerboard business segment decreased by $19.6 million, or 22.9 percent, to $65.7 million in the first nine months of 2001 from $85.3 million in the first nine months of 2000, due principally to lower volumes and pricing.

GROSS PROFIT

As a result of the factors discussed below, the Company's Gross Profit for the first nine months of 2001 increased by $0.7 million, or 0.3 percent, to $198.1 million from $197.4 million in the first nine months of 2000. The Company's gross profit margin decreased to 21.9 percent in the first nine months of 2001 from 23.1 percent in the first nine months of 2000. Gross Profit in the Coated Board business segment increased by $13.0 million, or 6.8 percent, to $205.0 million in the first nine months of 2001 from $192.0 million in the first nine months of 2000, while its gross profit margin decreased to 24.5 percent in the first nine months of 2001 from 25.0 percent in the first nine months of 2000. The increase in Coated Board Gross Profit was due primarily to worldwide cost reductions, higher Net Sales and lower depreciation expense somewhat offset by increased energy costs. Gross Profit in the Containerboard business segment decreased by $13.4 million to $(8.0) million in the first nine months of 2001 from $5.4 million in the first nine months of 2000, while its gross profit margin decreased to (12.2) percent in the first nine months of 2001 from 6.4 percent in the first nine months of 2000. The decrease in Containerboard Gross Profit resulted principally from lower volumes and pricing.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, General and Administrative expenses increased $7.8 million, or 9.3 percent, to $91.1 million in the first nine months of 2001 from $83.3 million in the first nine months of 2000, due primarily to the consolidation of Rengo and certain non-recurring operating charges recorded in the first nine months of 2001. As a percentage of Net Sales, Selling, General and Administrative expenses increased from 9.8 percent in the first nine months of 2000 to 10.1 percent in 2001.

RESEARCH, DEVELOPMENT AND ENGINEERING

Research, Development and Engineering expenses were $3.6 million in the first nine months of 2001 and 2000.

OTHER EXPENSE, NET

Other Expense, Net, was $15.6 million in the first nine months of 2001 as compared to $5.5 million in the first nine months of 2000. This change was principally due to non-recurring operating charges recorded in the first nine months of 2001 primarily relating to a litigation reserve and non-cash asset retirements, and certain non-recurring operating credits recorded in the first nine months of 2000.

INCOME (LOSS) FROM OPERATIONS

Primarily as a result of the factors discussed above, the Company's Income from Operations in the first nine months of 2001 decreased by $17.1 million, or 16.3 percent, to $87.9 million from $105.0 million in the first nine months of 2000, while the Company's operating margin decreased to 9.7 percent in the first nine months of 2001 from 12.3 percent in the first nine months of 2000. Income from Operations in the Coated Board business segment decreased by $0.4 million, or
0.3 percent, to $118.5 million in the first nine months of 2001 from $118.9 million in the first nine months of 2000, while the operating margin decreased to 14.2 percent in the first nine months of 2001 from 15.5 percent in the first nine months of 2000, primarily as a result of the factors described above. Income (Loss) from Operations in the Containerboard business segment decreased by $13.9 million to $(10.5) million in the first nine months of 2001 from $3.4 million in the first nine months of 2000, while the operating margin decreased to (15.9) percent in the first nine months of 2001 from 4.0 percent in the first nine months of 2000, primarily as a result of the factors described above.

FLUCTUATIONS IN U.S. CURRENCY EXCHANGE RATES

The strengthening of the U.S. dollar currency exchange rates as compared to the Euro and related currencies, and the Japanese Yen had a modest impact on Net Sales, Gross Profit, Income from Operations, and operating expenses during the first nine months of 2001.

INTEREST INCOME, INTEREST EXPENSE, INCOME TAX EXPENSE, EQUITY IN NET EARNINGS OF AFFILIATES, EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT, AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE.

INTEREST INCOME

Interest Income increased by $0.1 million to $0.7 million in the first nine months of 2001 from $0.6 million in the first nine months of 2000.

INTEREST EXPENSE

Interest Expense decreased by $20.0 million to $119.6 million in the first nine months of 2001 from $139.6 million in the first nine months of 2000 due primarily to lower average debt balances and, to a lesser extent, lower average interest rates.

INCOME TAX EXPENSE

During the first nine months of 2001, the Company recognized an income tax expense of $5.1 million on a (Loss) before Income Taxes and Equity in Net Earnings of Affiliates of $(31.0) million. During the first nine months of 2000, the Company recognized an income tax expense of $3.9 million on a (Loss) before Income Taxes and Equity in Net Earnings of Affiliates of $(34.0) million. These expenses differed from the statutory federal income tax rate primarily because of valuation allowances established on net operating loss carryforward tax assets in the U.S. and certain international locations where the realization of such benefits is not more likely than not.

EQUITY IN NET EARNINGS OF AFFILIATES

Equity in Net Earnings of Affiliates was comprised primarily of the Company's equity in net earnings of Igaras, which was accounted for under the equity method of accounting. On October 3, 2000, the Company, along with its joint venture partner, Cia Suzano de Papel e Celulose, completed the sale of the jointly-held subsidiary Igaras. Equity in Net Earnings of Affiliates decreased $3.7 million to nil in the first nine months of 2001 from $3.7 million in the first nine months of 2000 as a result of the sale of Igaras and the consolidation of Rengo.

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT

On June 21, 2001, the Company completed an offering of $250 million principal amount of the Initial 2001 Notes, bearing interest at 10 5/8 percent. The net proceeds of this offering were applied to prepay a portion of the outstanding borrowings under the Term Loan Facility resulting in a non-cash, extraordinary charge to earnings of approximately $2.8 million, net of tax of nil, related to the write-off of the applicable portion of deferred debt issuance costs on the term loans.

On August 10, 2001, the Company entered into the 2001 Senior Secured Credit Agreement. The proceeds of the initial borrowings under the 2001 Facilities of approximately $386.0 million, including $51.0 million in revolving credit borrowings, were applied to repay in full the outstanding borrowings under the Term Loan Facility and the Revolving Facility and to pay approximately $12 million of the estimated $14 million of fees and expenses incurred in connection with the amendment and restatement of the

Credit Agreement. During the third quarter of 2001, the Company recorded a non-cash, extraordinary charge to earnings of approximately $6.0 million, net of tax of nil, related to the write-off of the applicable remaining deferred debt issuance costs on the Term Loan Facility and the Revolving Facility.

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

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities ("SFAS No. 133"). SFAS No. 133 requires all derivative instruments to be measured at fair value and recognized on the balance sheet as either assets or liabilities. In addition, all derivative instruments used in hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. Upon adoption of SFAS No. 133, the Company recognized a one-time after-tax transition adjustment to decrease earnings by approximately $0.5 million and decrease other comprehensive income by approximately $1.1 million. These amounts have been presented as a cumulative effect of change in accounting principle in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss for the Nine Months Ended September 30, 2001 and Condensed Consolidated Balance Sheet at September 30, 2001, respectively.

The following is a summary of the Company's derivative instruments as of September 30, 2001 and the accounting policies it employs for each:

Hedges of Anticipated Cash Flows

The following is a reconciliation of current period changes in the fair value of the interest rate swap agreements, foreign currency forward and option contracts which have been recorded as Accumulated Derivative Instruments Loss in the accompanying Condensed Consolidated Balance Sheet at September 30, 2001 and as Derivative Instruments Loss in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss for the Nine Months Ended September 30, 2001.

(in thousands of dollars)
-------------------------
SFAS No. 133 transition adjustment                              $  (1,094)
Current period decrease in fair value                              (5,010)
                                                                ---------
Balance at September 30, 2001                                   $  (6,104)
                                                                =========

During the nine months ended September 30, 2001, there was no ineffective portion related to the changes in fair value of the interest rate swap agreements, foreign currency forward and option contracts and there were no amounts excluded from the measure of effectiveness. The balance of $(6.1) million recorded in Accumulated Derivative Instruments Loss at September 30, 2001 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in the related hedged exposure. The estimated amount to be reclassified into future earnings as interest expense over the next twelve months through September 30, 2002 is approximately $3.9 million. The actual amount that will be reclassified to future earnings over the next twelve months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings during the third quarter of 2001 in connection with forecasted transactions that were no longer considered probable of occurring.

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

CASH FLOWS

Cash and Equivalents increased by approximately $8.9 million in the first nine months of 2001 primarily as a result of the net cash provided by operating activities ($68.8 million) and the consolidation of Rengo ($18.0 million), somewhat offset by the net cash used in financing activities ($34.0 million) and purchases of property, plant and equipment ($38.6 million). Depreciation and amortization during the first nine months of 2001 totaled approximately $104 million, and is expected to be approximately $140 million to $150 million for 2001.

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

On June 21, 2001, the Company completed the offering of the Initial 2001 Notes. The Company applied the net proceeds of the offering of approximately $251.5 million to prepay a portion of the outstanding borrowings under the Term Loan Facility.

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

As of September 30, 2001, the Company had outstanding approximately $1,501 million of long-term debt, consisting primarily of $650 million aggregate principal amount of the 1996 Notes, $250 million of the 1997 Notes, $250 million of the 2001 Notes, $335 million outstanding under the 2001 Term Loan Facility and $12 million under the 2001 Revolving Facility (which does not reflect amounts borrowed to make the Settlement Payment (as defined below) on October 25, 2001), and other debt issues and facilities.

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

The loans under the 2001 Facilities bear interest at floating rates based upon the interest rate option elected by the Company. The term loans under the 2001 Term Loan Facility bore interest as of September 30, 2001 at an average rate per annum of 6.3 percent. The 1996 Senior Notes, the 1997 Notes, the 2001 Notes and the 1996 Senior Subordinated Notes bear interest at rates of 10 1/4 percent, 10 5/8 percent, 10 5/8 percent and 10 7/8 percent, respectively.

Interest expense in 2001 is expected to be approximately $160 million, including approximately $8 million of non-cash amortization of deferred debt issuance costs. During the first nine months of 2001, cash paid for interest was approximately $103 million.

The Company expects that its working capital and business needs will require it to continue to have access to the 2001 Revolving Facility or a similar revolving credit facility after the maturity date, and that the Company accordingly will have to extend, renew, replace or otherwise refinance such facility at or prior to such date. No assurance can be given that it will be able to do so.

The Company uses interest rate swap agreements to fix a portion of its variable rate term loans to a fixed rate in order to reduce the impact of interest rate changes on future income. The difference to be paid or received under these agreements is recognized as an adjustment to interest expense related to that debt. At September 30, 2001, the Company had interest rate swap agreements with a notional amount of $225 million, under which the Company will pay fixed rates of 4.75 percent to 6.53 percent and receive three-month LIBOR.

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

The financial covenants in the 2001 Senior Secured Credit Agreement specify, among other things, the following requirements for each four quarter period ended during the following test periods:


                                                           Consolidated         Consolidated
                                                          Debt to EBITDA      Interest Expense
Test Period                                               Leverage Ratio           Ratio
--------------------------------------                    --------------      ----------------
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

At September 30, 2001, the Company was in compliance with the financial covenants in the 2001 Senior Secured Credit Agreement. The Company's ability to comply in future periods with the financial covenants in the 2001 Senior Secured Credit Agreement will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company's control and will be substantially dependent on the selling prices for the Company's products, raw material and energy costs, and the Company's ability to successfully implement its overall business and profitability strategies (see "--Outlook").

CAPITAL EXPENDITURES

Capital spending for the first nine months of 2001 was approximately $38.6 million, down 6.9 percent from $41.4 million in the first nine months of 2000. Capital spending during the first nine months of 2001 related primarily to improving the Company's process capabilities, manufacturing packaging machinery and environmental cluster rules compliance. Total capital spending for 2001 is expected to be between $50 million and $60 million, and is expected to relate principally to improving the Company's process capabilities, the production of packaging machinery and environmental cluster rules compliance. The Company estimates that the capital spending that may be required to comply with the cluster rules could reach $55 million to be spent at its two U.S. paper mills over a seven-year period that began in 2000 (see "Environmental and Legal Matters"). The Company estimates that it has spent one-quarter to one-third of that amount for such compliance.

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


                                                                                                          Other
(In thousands of dollars)                                                              Severance        Exit Costs         Total
-------------------------                                                              ----------       ----------       ----------
Balance at 12/31/98                                                                    $   21,205       $    3,537       $   24,742
Charges against accrual in 1999                                                           (11,527)            (791)         (12,318)
                                                                                       ----------       ----------       ----------
Balance at 12/31/99                                                                         9,678            2,746           12,424
Net charges against accrual in 2000                                                        (6,669)          (2,499)          (9,168)
                                                                                       ----------       ----------       ----------
Balance at 12/31/00                                                                         3,009              247            3,256
Charges against accrual in first nine months of 2001                                       (1,998)            (152)          (2,150)
                                                                                       ----------       ----------       ----------
Balance at 9/30/01                                                                     $    1,011       $       95       $    1,106
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

As of September 30, 2001, the Company has reduced its European workforce related to the 1998 restructuring by approximately 250 employees.

FINANCING SOURCES AND CASH FLOWS

The 2001 Revolving Facility matures on December 31, 2005, extendable to December 31, 2006 if the Company refinances the 1996 Senior Notes on specified terms on or prior to December 31, 2005. At September 30, 2001, the Company and its U.S. and international subsidiaries had the following amounts of commitments, amounts outstanding and amounts available under revolving credit facilities (which amounts do not reflect borrowings under the 2001 Revolving Facility to make the Settlement Payment on October 25, 2001):

                                                        TOTAL AMOUNT
                                                            OF             TOTAL AMOUNT       TOTAL AMOUNT
(IN THOUSANDS OF DOLLARS)                               COMMITMENTS        OUTSTANDING         AVAILABLE
-------------------------                               ------------       ------------       ------------
2001 Revolving Facility                                 $    300,000       $     11,500       $    288,500
International Facilities                                      15,052              7,469              7,583
                                                        ------------       ------------       ------------
                                                        $    315,052       $     18,969       $    296,083
                                                        ============       ============       ============

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

In late 1995, the Louisiana Department of Environmental Quality ("DEQ") notified the Predecessor of potential liability for the remediation of hazardous substances at a wood treatment site in Shreveport, Louisiana that the Predecessor or its predecessors previously operated, and at a former oil refinery site in

Caddo Parish, Louisiana which is on land that the Company previously owned. In response to these notices, the Company has provided additional information concerning these sites and has commenced its own evaluation of any claims and remediation liabilities for which it may be responsible. Subsequent to receipt in May 1996 of a Special Demand Letter from DEQ to remediate the site in Shreveport, the Company performed a soil and groundwater investigation at the site pursuant to an agreement with DEQ. In August 2001, the Company entered into a Cooperative Agreement for Remedial Action with DEQ and the landowners of the site, as well as a Mutual Release and Settlement Agreement with the landowners. Under the Cooperative Agreement, the Company will develop the remedial design and carry out the specified remediation at the site. The Company has engaged a qualified contractor and expects completion of the work by the end of 2002. In September 1996, the Company received a Special Demand Letter from DEQ to remediate the site in Caddo Parish. The Company performed a waste inventory and treatability study at the site and subsequently met with DEQ in October 1999. On July 6, 2000, the Company and DEQ entered into a Settlement Agreement that describes in detail the remedial actions necessary for the Company to obtain full release of all future liability at this site. The Company has contracted with a vendor to perform the remedial actions as outlined in the Settlement Agreement and the work is currently proceeding. The Company no longer owns the site since transferring the property to another entity on October 22, 2000. The Company anticipates the remedial actions outlined in the Settlement Agreement will be completed during the fourth quarter of 2001 and, at that time, expects to be relieved of any future liability.

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

The Company is a plaintiff in a lawsuit against The Mead Corporation and in a separate lawsuit against R.A. Jones Co. Inc., in each case claiming infringement of the Company's patents for certain packaging technology. Each of the lawsuits is pending in the U.S. District Court for the Northern District of Georgia. The lawsuit against R.A. Jones recently went to trial. On August 10, 2001, the jury returned a verdict that R.A. Jones had infringed the Company's patents at issue in the lawsuit but that such patents were invalid. The Company has appealed such verdict to the U.S. Court of Appeals for the Federal Circuit. If the Company is not successful in challenging the verdict of invalidity, it is likely that there will be an adverse outcome in the pending lawsuit against Mead because the same patents are at issue in that lawsuit. The lawsuit against Mead has been placed in suspension during the pending of this appeal. There can be no assurance regarding the success of the appeal by the Company in the R.A. Jones lawsuit or regarding the outcome of these lawsuits generally. The Company does not believe that an adverse outcome in the R.A. Jones and/or Mead lawsuits would have a material adverse effect on its business, financial condition or results of operations.

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

The State of Louisiana completed its audit of the Company's tax return for the period ended March 27, 1996 and on May 9, 2000, the Company received a Notice of Proposed Tax Due for this period in the amount of $47.6 million in tax plus statutory interest. On October 12, 2001, the Company entered into a settlement agreement with the Louisiana Department of Revenue to pay $29.5 million to the State of Louisiana to settle all Louisiana state income tax issues (tax and interest) related to the period ended March 27, 1996 and the nine month period ended December 31, 1996. The Company made this payment (the "Settlement Payment") on October 25, 2001 using funds borrowed under the 2001 Revolving Facility. See Note 11 to the Condensed Consolidated Financial Statements.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in "-Business Trends and Initiatives" concerning (a) the Company's expectation regarding downtime during the remainder of 2001, (b) the improvements which the Company's long-term initiatives, including, without limitation, its profit center reorganization and global restructuring program, are designed to achieve, (c) the Company's expectation that capital expenditures will range from $50 million to $60 million in 2001, (d) the Company's expectation that its global restructuring program will be completed during 2001, and (e) the Company's expectation regarding packaging machinery placements and orders; (ii) the statements in "-Outlook" concerning (a) the Company's expectation that its 2001 EBITDA will be approximately $20 million to $35 million lower than its 2000 EBITDA as well as each of the factors which the Company believes support such expectation, (b) the Company's expectations regarding sales volumes in its worldwide beverage markets and continued growth in its North American consumer product markets, (c) the Company's expectation regarding containerboard sales and margins, and (d) the Company's expectation regarding increased energy costs;
(iii) the statements in "Financial Condition, Liquidity and Capital Resources" concerning (a) the Company's expectation that depreciation and amortization for 2001 will be approximately $140 million to $150 million, (b) the Company's expectation that 2001 interest expense will be approximately $160 million, including approximately $8 million of non-cash amortization of deferred debt issuance costs, (c) the Company's expectation that total capital spending for 2001 will range from $50 million to $60 million, (d) the Company's belief that cash generated from operations, together with amounts available under available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs until the maturity of the 2001 Revolving Facility and (e) the Company's expectations with respect to capital spending that may be required to comply with the cluster rules and that, based on current knowledge, environmental costs are not expected to have a material impact on the results of operations, cash flows or financial condition of the Company; (iv) other statements as to management's or the Company's expectations and beliefs presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The important factors described elsewhere in this report (including, without limitation, those discussed in "- Financial Condition, Liquidity and Capital Resources - Liquidity and Capital Resources - Environmental and Legal Matters"), the Company's Report on Form 10-K for the year ended December 31, 2000, or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment of Long-Lived Assets", which is effective January 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, as well as eliminating the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company is currently assessing, but has not yet determined, the impact of SFAS No. 144 on its financial position and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II,
Item 7A, "Quantitative and Qualitative Disclosure about Market Risk", in the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 2000. There have been no significant developments with respect to derivatives or exposure to market risk during the first nine months of 2001.

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


                                        RIVERWOOD HOLDING, INC.
                                        ---------------------------------------
                                        (Registrant)


Date:    November 8, 2001                By:
                                             /s/  Edward W. Stroetz Jr.
                                            -----------------------------------
                                                  Edward W. Stroetz Jr.
                                                  Secretary


Date:    November 8, 2001                By:
                                             /s/  Daniel J. Blount
                                            -----------------------------------
                                                  Daniel J. Blount
                                                  Senior Vice President and
                                                  Chief Financial Officer