Form 10-K405
period 2001-12-31
RIVERWOOD HOLDING INC
filed 2002-03-11
CIK 886239

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

                 FOR THE FISCAL PERIOD ENDED DECEMBER 31, 2001

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

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     As of March 1, 2002, there were 7,066,180 shares and 500,000 shares of the registrant's Class A Common Stock, par value $0.01 per share (the "Class A Common Stock"), and Class B Common Stock, par value $0.01 per share (the "Class B Common Stock," and together with the Class A Common Stock, "Holding Common Stock"), respectively, outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         TABLE OF CONTENTS TO FORM 10-K

                                                                                   PAGE
                                                                                   ----
PART I...........................................................................    1
           ITEM 1.   BUSINESS....................................................    1
           ITEM 2.   PROPERTIES..................................................    8
           ITEM 3.   LEGAL PROCEEDINGS...........................................    8
           ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    9
PART II..........................................................................    9
           ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS.........................................    9
           ITEM 6.   SELECTED FIVE-YEAR FINANCIAL DATA...........................   10
           ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS...................................   11
           ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...   32
           ITEM 8.   FINANCIAL STATEMENTS........................................   34
           ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                     AND FINANCIAL DISCLOSURE....................................   71
PART III.........................................................................   71
           ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   71
           ITEM 11.  EXECUTIVE COMPENSATION......................................   75
           ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT..................................................   79
           ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   80
PART IV..........................................................................   82
           ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                     8-K.........................................................   82

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

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     The Company is a leading provider of paperboard packaging solutions and paperboard, either directly or through independent converters, to multinational beverage and consumer products companies, such as Anheuser-Busch Companies, Inc., Miller Brewing Company, numerous Coca-Cola and Pepsi bottling companies, Kraft Foods, Nestle, Unilever, and Mattel, Inc. In the United States, the Company is one of only two major manufacturers of coated unbleached kraft paperboard ("CUK Board"), which, together with white lined chip board production and our packaging machinery business, comprise our Coated Board business segment. CUK Board, which serves as the principal raw material for the Company's packaging products, is a specialized high-quality grade of paperboard with superior strength characteristics and printability for high-resolution graphics that make it particularly well suited for a variety of packaging applications. The Company's Coated Board business segment accounted for approximately 93% of the Company's net sales for the year ended December 31, 2001. The Company also manufactures and sells linerboard, corrugating medium and kraft paper (collectively, "containerboard") through its Containerboard business segment.

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

COATED BOARD

  Overview

     The Company's primary focus is the production and sale of CUK Board for use as multiple packaging beverage cartons ("carrierboard") for beer, soft drinks and other beverages, and as consumer products packaging ("folding cartonboard") for confectionary, frozen and dry foods, toys and other consumer products. The Company sells carrierboard under the brand name Aqua-Kote(R) and folding cartonboard under the brand names Pearl-Kote(R), Omni-Kote(R), Z-Flute(R) and Multiboard(TM). In 2001, carrierboard accounted for approximately 65% of the Company's total CUK Board shipments.

     The Company utilizes almost 90 percent of its carrierboard production in its integrated beverage business and sells the remainder in the open market to independent converters, including licensees of the Company's proprietary carton designs, principally for use in the beverage packaging market. In its integrated beverage business, the Company provides integrated beverage packaging solutions that generally include each of the following elements: (i) the production of carrierboard, (ii) the printing and cutting, or conversion, of carrierboard into beverage cartons for use on packaging machines and (iii) the sale to customers of converted beverage cartons for use on proprietary packaging machines designed, manufactured and installed by the Company. As part of the Company's integrated beverage business, particularly in its international operations, the Company's carrierboard may be sold to and converted by joint ventures and licensees of the Company's beverage carton designs who, in turn, sell converted beverage cartons to end-users for use on the Company's proprietary packaging machines. The Company's integrated beverage business also includes sales of Company produced and converted carrierboard to customers for use on third party packaging machines.

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

  CUK Board Production

     The Company produces CUK Board at its West Monroe, Louisiana paper mill (the "West Monroe Mill") and its Macon, Georgia paper mill (the "Macon Mill"). These mills have a current total combined annual production capacity of approximately 1.2 million tons of CUK Board.

     The Company's total CUK Board production at its West Monroe Mill was approximately 657,000 tons during the year ended December 31, 2001. Total CUK Board production at its Macon Mill was approximately 454,000 tons of CUK Board during the year ended December 31, 2001.

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

  Converting Operations

     The Company converts CUK Board as well as other grades of paperboard into cartons at eleven carton converting plants at ten sites that it operates in the United States, the United Kingdom, Spain, France and Brazil, as well as through converting plants associated with its joint ventures in Japan and Denmark and licensees in other markets outside the United States. The converting plants print, cut and glue paperboard on multi-color printing presses, cutting lines and gluing lines into cartons designed to meet customer specifications.

     The Company's U.S. converting plants are dedicated to converting carrierboard produced by the Company into beverage cartons. The Company continues to invest in its converting plants in order to improve their process capabilities. The Company's international converting plants convert carrierboard and folding cartonboard produced by the Company, as well as paperboard supplied by outside producers, into cartons.

  Proprietary Packaging Machinery and Carton Designs

     The Company employs a "pull through" marketing strategy in its integrated beverage business, the key elements of which are (i) the design and manufacture of proprietary packaging machines, (ii) the installation of the machines at beverage customer locations under multi-year machinery use arrangements and
(iii) the development of proprietary beverage cartons with high-resolution graphics for use on those machines. The Company leases substantially all of its packaging machines to customers, typically under machinery use agreements with original terms of three to six years. Packaging machinery placements during 2001 decreased approximately 24 percent when compared to 2000. The Company expects packaging machinery placements for 2002 to be higher when compared to 2001 and be comparable to 2000 as a result of a 16 percent increase in packaging machinery orders in 2001 when compared to 2000. The Company has been and will continue to be selective in future packaging machinery placements to ensure appropriate returns.

     The Company's packaging machines are designed to package Polyethylene Terephthalate ("PET") bottles and glass bottles, cans and other primary containers, using beverage cartons designed by the Company, made from the Company's CUK Board and converted into beverage cartons by the Company, its joint venture partners or its licensees. In order to meet customer requirements, the Company has developed an extensive portfolio of packaging machines consisting of several principal machinery lines. The Company's machines package cans and PET or glass bottles in a number of formats including baskets, clips, trays, wraps and fully enclosed cartons. These machines have packaging ranges from 2 to 36 cans per package and have the ability to package cans at speeds of up to 3,000 cans per minute. The Company also manufactures ancillary equipment, such as machines for dividing or turning packages and placing coupons in cartons.

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

     Beverage. In its beverage operations, the Company's major customers for beverage cartons include Anheuser-Busch Companies, Inc., Miller Brewing Company, and numerous Coca-Cola and Pepsi bottling companies. The Company also sells carrierboard in the open market to independent converters, including licensees of the Company's proprietary carton designs, for the manufacture of beverage cartons. During 2001, the Company had two customers, Anheuser-Busch Companies, Inc. and Miller Brewing Company, who represented approximately 13 percent and 11 percent respectively, of the Company's net sales.

     Consumer Products Packaging. In its consumer products packaging operations, the Company sells substantially all of its folding cartonboard to numerous independent converters that convert the folding cartonboard into cartons for consumer products. The Company has established account relationships with a number of major independent converters. The terms of these arrangements may include certain limitations on the Company's ability to raise the selling prices of its folding cartonboard.

     Distribution and Sales. Distribution of carrierboard and folding cartonboard is primarily accomplished through direct sales offices in the United States, Argentina, Australia, Brazil, Denmark, Germany, Hong Kong, Italy, Japan, Mexico, Singapore, Spain, Sweden, and the United Kingdom.

     Joint Ventures. The Company is a party to joint ventures with Rengo Company Limited and Danapak Holding A/S to market machinery-based packaging systems in Japan and Scandinavia, respectively. The joint ventures cover CUK Board supply, use of proprietary carton designs and marketing and distribution of packaging systems. Effective January 1, 2001, the Company consolidated into its financial statements the accounts of Rengo Riverwood Packaging, Ltd. ("Rengo"), the Company's Japanese joint venture with Rengo Company Limited, since the Company has the ability to exercise control over Rengo's operating and financial policies. The consolidation of Rengo contributed approximately $47 million in Net Sales and $4 million in EBITDA in 2001.

  Energy and Raw Materials

     Energy, including natural gas, fuel oil and electricity, represents a significant portion of the Company's manufacturing costs. Until recently, the Company's results had not been significantly affected by the volatility of energy costs. The Company has entered into fixed price contracts designed to mitigate the impact of future energy cost increases through 2002, and will continue to evaluate its hedge position. The Company believes that higher energy costs will continue to negatively impact its results for 2002 but the negative impact is expected to be lower than in 2001. Since negotiated contracts and the market largely determine the pricing for the Company's products, the Company is limited in its ability to pass through to its customers any energy or other cost increases that the Company may incur in the future.

     Pine pulpwood, hardwood and recycled fibers, including old corrugated containers, used in the manufacture of paperboard, and various chemicals used in the coating of CUK board, represent the largest components of the Company's variable costs of CUK board and containerboard production. The cost of these materials is subject to market fluctuations caused by factors beyond the Company's control. Old corrugated container pricing tends to be very volatile. With the October 1996 sale of the Company's timberlands, the Company now relies on private landowners and the open market for all of its virgin and recycled fiber requirements, except for CUK board clippings from the Company's converting operations. Under the terms of the sale of those timberlands, the Company and the buyer, Plum Creek Timber Company, L.P., entered into a 20-year supply agreement, with a 10-year renewal option, for the purchase by the Company, at market-based prices, of a majority of the West Monroe Mill's requirements for pine pulpwood and residual chips, as well as a portion of the Company's needs for hardwood pulpwood at the West Monroe Mill. An assignee of Plum Creek supplies residual chips to the Company pursuant to such supply agreement. The Company purchases the remainder of the wood fiber used in CUK Board production at the West Monroe Mill from other private landowners in this region. The Company believes that adequate supplies of open market timber currently are available to meet its fiber needs at the West Monroe Mill.

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

  White Lined Chip Production

     The Company produces WLC at its Swedish Mill, which shipped approximately 150,000 tons of such board during 2001. WLC is used for a variety of folding carton applications principally throughout Europe.

  Competition

     There are only two major producers in the United States of CUK Board, the Company and MeadWestvaco Corporation ("MeadWestvaco"). The Company faces significant competition in its CUK Board business segment from MeadWestvaco. Like the Company, MeadWestvaco produces and converts CUK Board, designs and places packaging machinery with customers and sells CUK Board in the open market. The Company also faces competition from other manufacturers of packaging machinery.

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

     In the consumer product markets, the Company's CUK Board competes principally with MeadWestvaco's CUK Board, recycled clay-coated news ("CCN") and solid bleached sulphate board ("SBS") and, internationally, WLC and folding boxboard ("FBB"). Folding cartonboard grades compete based on price, strength and printability. CUK Board has generally been priced in a range that is higher than CCN and lower than SBS. CUK Board has slightly better tear strength characteristics than SBS and significantly better printability, tear strength and cross-direction stiffness than CCN. There are a large number of producers of paperboard for the folding cartonboard markets, which are subject to significant competitive and other business pressures.

CONTAINERBOARD

     In the United States, the Company manufactures containerboard -- linerboard, corrugating medium and kraft paper -- which is sold in the open market. Corrugating medium is combined with linerboard to make corrugated containers. Kraft paper is used primarily to make grocery bags and sacks. The Company's principal paper machines have the capacity to produce both linerboard and CUK Board. The Company has in the past used its CUK Board machines to produce linerboard and expects to continue to produce and sell linerboard to respond to changes in supply and demand in its businesses. The Company also continues to operate paper machines at the West Monroe Mill dedicated to the production of corrugating medium and kraft paper.

     In 2001, the Company shipped approximately 38,000 tons of linerboard from the Macon Mill and approximately 113,000 tons of corrugating medium, 36,000 tons of kraft bag paper and 52,000 tons of linerboard from its West Monroe Mill. In 2001, the Company also shipped approximately 16,000 tons of various other paperboard products reported as part of the Containerboard segment.

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

PATENTS, TRADEMARKS AND LICENSES

     The Company has a large patent portfolio, presently owning, controlling or holding rights to approximately 2,100 U.S. and foreign patents, with approximately 1,200 patent applications currently pending. The Company's patents fall into two principal categories: packaging machinery and structural carton designs.

     The Company has been a plaintiff in actions against MeadWestvaco, successor by merger to The Mead Corporation ("Mead"), and the R.A. Jones Co. Inc. ("R.A. Jones") claiming infringement of the Company's patents for its packaging machines. The patents in suit were found infringed but invalid by a jury in a trial against R.A. Jones in August 2001. This finding of invalidity has been appealed to the Court of Appeals for The Federal Circuit. The suit against MeadWestvaco was dismissed by mutual agreement pending the outcome of the appeal of the decision in the case against R.A. Jones.

EMPLOYEES AND LABOR RELATIONS

     As of December 31, 2001, the Company had approximately 4,100 employees worldwide (excluding employees of joint ventures), approximately 3,000 of whom were members of unions and covered by collective bargaining agreements.

     There are four unions representing the Company's U.S. employees, one of which, the Paper, Allied-Industrial, Chemical & Energy Workers International Union -- AFL-CIO, CLC, is associated with the West Monroe Mill and converting facility where it represents approximately 1,300 employees, and the Macon Mill where it represents approximately 300 of the 400 union employees.

     At the Company's Macon Mill, the current union contract was negotiated and ratified by the union in the second quarter of 1998 and runs through December 31, 2003. Also at the Macon Mill, the International Association of Machinists and Aerospace Workers, and the Brotherhood of Electrical Workers represent certain maintenance employees.

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

     In 1998, the U.S. Environmental Protection Agency adopted regulations (generally referred to as the "cluster rules") that mandate more stringent controls on air and water discharges from the United States pulp and paper mills. The Company estimates that the capital spending that may be required to comply with the cluster rules could reach $55 million to be spent at its two U.S. paper mills over a seven-year period that began in 2000. The Company estimates that it has spent approximately one-third of that amount for such compliance.

     In late 1995, the Louisiana Department of Environmental Quality ("DEQ") notified the Predecessor of potential liability for the remediation of hazardous substances at a wood treatment site in Shreveport, Louisiana that the Predecessor or its predecessors previously operated, and at a former oil refinery site in Caddo Parish, Louisiana which is on land that the Company previously owned. In response to these notices, the Company has provided additional information concerning these sites and has commenced its own evaluation of any claims and remediation liabilities for which it may be responsible. Subsequent to receipt in May 1996 of a Special Demand Letter from DEQ to remediate the site in Shreveport, the Company performed a soil and groundwater investigation at the site pursuant to an agreement with DEQ. In August 2001, the Company entered into a Cooperative Agreement for Remedial Action with DEQ and the landowners of the site, as well as a Mutual Release and Settlement Agreement with the landowners. Under the Cooperative Agreement, the Company will develop the remedial design and carry out the specified remediation at the site. The Company has engaged a qualified contractor and expects completion of the work by the end of 2002. In September 1996, the Company received a Special Demand Letter from DEQ to remediate the site in Caddo Parish. The Company performed a waste inventory and treatability study at the site and subsequently met with DEQ in October 1999. On July 6, 2000, the Company and DEQ entered into a Settlement Agreement that describes in detail the remedial actions necessary for the Company to obtain full release of all future liability at this site. The Company has contracted with a vendor to perform the remedial actions as outlined in the Settlement Agreement and the work is currently proceeding. The Company no longer owns the site since transferring the property to another entity on October 22, 2000. The Company anticipates the remedial actions outlined in the Settlement Agreement will be completed during the second quarter of 2002 and, at that time, expects to be relieved of any future liability.

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

                                             APPROX. NO. OF
                                              SQ. FEET OF           PRINCIPAL PRODUCTS MANUFACTURED
TYPE OF FACILITY AND LOCATION(1)              FLOOR SPACE                 OR USE OF FACILITY
--------------------------------             --------------   -------------------------------------------
PAPERBOARD MILLS:
West Monroe, LA............................    1,535,000      CUK Board; linerboard; corrugating medium;
                                                              kraft paper
Macon, GA..................................      756,000      CUK Board; linerboard
Norrkoping, Sweden.........................      417,000      White lined chip board

CONVERTING PLANTS:
West Monroe, LA (2 plants).................      621,000      Beverage carriers
Cincinnati, OH.............................      241,800      Beverage carriers
Clinton, MS................................      210,000      Beverage carriers
Perry, GA(2)...............................      130,000      Beverage carriers
Ft. Atkinson, WI...........................      120,000      Beverage carriers
Bristol, Avon, United Kingdom..............      428,000      Beverage carriers; folding cartons
Igualada, Barcelona, Spain.................      131,000      Beverage carriers; folding cartons
Beauvois en Cambresis, France..............       70,000      Folding cartons
Le Pont de Claix, France...................      120,000      Folding cartons
Jundiai, Sao Paulo, Brazil.................       95,216      Beverage carriers; folding cartons

PACKAGING MACHINERY/OTHER:
Crosby, MN.................................      188,000      Packaging machinery engineering design and
                                                              manufacturing
Marietta, GA...............................       64,000      PDC -- Research and development; packaging
                                                              machinery engineering design and carton
                                                              engineering design
Igualada, Barcelona, Spain.................       22,400      Packaging machinery engineering design and
                                                              manufacturing
Kennesaw, GA...............................       62,500      Development and small scale manufacturing
                                                              facility for Z-Flute(R) product

---------------
(1) The Company leases the facilities in Marietta, Georgia; Kennesaw, Georgia; Clinton, Mississippi (part only); Beauvois en Cambresis, France; Le Pont De Claix, France; and Igualada, Barcelona, Spain (packaging machinery facility). All other facilities listed are owned by the Company.

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

     The Company has been a plaintiff in actions against MeadWestvaco, successor by merger to Mead, and R.A. Jones claiming infringement of the Company's patents for its packaging machines. The patents in suit were found infringed but invalid by a jury in a trial against R.A. Jones in August 2001. This finding of invalidity has been appealed to the Court of Appeals for The Federal Circuit. The suit against MeadWestvaco was dismissed by mutual agreement pending the outcome of the appeal of the decision in the case against R.A. Jones.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2001, there were no matters submitted to a vote of security holders.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the Class A Common Stock or Class B Common Stock of the Company. The shares of Class A Common Stock and Class B Common Stock were held of record by 52 stockholders and one stockholder, respectively, at December 31, 2001. The Company did not pay any dividends on either class of Common Stock during 2001, 2000, 1999, 1998 or 1997. The Company's debt instruments restrict the ability of the Company to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition, Liquidity and Capital Resources -- Covenant Restrictions."

ITEM 6.  SELECTED FIVE-YEAR FINANCIAL DATA

                                             YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                            DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                       2001           2000           1999           1998           1997
-------------------------                   ------------   ------------   ------------   ------------   ------------
OPERATIONS
Net Sales(a)..............................   $1,249,886     $1,192,362     $1,174,665     $1,196,221     $1,207,615
Income from Operations....................       98,052        220,489        120,463         27,678          6,912
(Loss) Income from Continuing
  Operations..............................      (68,673)        40,399        (54,671)      (140,304)      (146,957)
Net (Loss) Income(b)(c)(d)(g)(h)..........      (77,896)        38,282        (54,671)      (140,304)      (152,473)
FINANCIAL POSITION
  (as of period end)
Total Assets(g)...........................   $2,057,592     $2,121,357     $2,363,142     $2,417,601     $2,606,185
Long-Term Debt, less current portion(g)...    1,523,082      1,516,881      1,730,898      1,680,415      1,712,944
Redeemable Common Stock...................        8,061          8,061          7,202          6,205          6,045
Shareholders' Equity......................      215,865        303,962        279,648        336,769        479,434
ADDITIONAL DATA
Additions to Property, Plant and
  Equipment(e)............................   $   57,670     $   62,062     $   66,018     $   48,551     $  142,314
Research, Development and Engineering
  Expense.................................        5,111          4,554          4,078          5,570          5,171
EBITDA(f).................................      268,234        300,034        273,475        203,458        165,927

---------------

Notes:

(a) The Company has reclassified the presentation of prior period Net Sales and Cost of Sales information to conform with the current presentation format and Emerging Issues Task Force 00-10, "Accounting for Shipping and Handling Fees and Costs". Shipping and handling costs totaled $64.9 million in 2001, $63.7 million in 2000, $62.0 million in 1999, $60.7 million in 1998 and $68.8 million in 1997. See Note 2 in Notes to Consolidated Financial Statements.

(b) Net (Loss) Income for the years ended December 31, 2001, 2000 and 1997 included an Extraordinary Loss on Early Extinguishment of Debt of $8.7 million, $2.1 million, and $2.5 million, respectively, net of applicable tax (see Note 20 in Notes to Consolidated Financial Statements).

(c) Net (Loss) Income for the year ended December 31, 1997 included a charge of $3.1 million, net of tax, for the cumulative effect of a change in accounting for computer systems development project costs.

(d) Net (Loss) Income for the years ended December 31, 2000 and 1998 included a (credit) charge for the global restructuring program, which is focused in the Company's European operations, of $(2.6) million and of $25.6 million, respectively (see Note 23 in Notes to Consolidated Financial Statements).

(e) Includes amounts invested in packaging machinery and capitalized interest.

(f) EBITDA is defined as consolidated net income (exclusive of non-cash charges resulting from purchase accounting during the periods subsequent to the Merger) before consolidated interest expense, consolidated income taxes, consolidated depreciation and amortization, and other non-cash charges deducted in determining consolidated net income, extraordinary items and the cumulative effect of accounting changes and earnings of, but including dividends from, non-controlled affiliates. The Company believes that EBITDA provides useful information regarding the Company's debt service ability, but should not be considered in isolation or as a substitute for the Condensed Consolidated Statements of Operations or cash flow data. This definition of EBITDA may not be comparable to other companies' definitions of EBITDA as it is calculated based on the definition of EBITDA and GAAP as defined in the 2001 Senior Secured Credit Agreement.

(g) On October 3, 2000, the Company, along with its joint venture partner, completed the sale of the jointly-held subsidiary Igaras for approximately $510 million, including the assumption of $112 million of debt. The Company recognized a gain of approximately $70.9 million in connection with the sale (see Note 6 in Notes to Consolidated Financial Statements).

(h) Net (Loss) Income for the year ended December 31, 2001 included a charge of $0.5 million, net of tax for the cumulative effect of a change in accounting principle for derivatives.

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

     On June 21, 2001, the Company completed an offering of $250 million principal amount of 10 5/8 percent Senior Notes due 2007 (the "Initial 2001 Notes"). The Initial 2001 Notes were sold at a price of 103 percent of par. The proceeds from this offering of approximately $251.5 million, net of approximately $6 million of transaction fees and expenses, were applied to prepay a portion of the outstanding borrowings under the Term Loan Facility. During the second quarter of 2001, the Company recorded a non-cash, extraordinary charge to earnings of approximately $2.8 million, net of tax of nil, related to the write-off of the applicable portion of deferred debt issuance costs on the term loans. In connection with this offering, on June 6, 2001, the Company entered into Amendment No. 6 to the Credit Agreement. The amendment modified certain financial and other covenants, including minimum EBITDA (as defined in the Credit Agreement) requirements, in the Credit Agreement to reflect recent financial results and market and operating conditions. A registration statement under the Securities Act registering senior notes of the Company identical in all material respects to the Initial 2001 Notes (the "Exchange 2001 Notes") offered in exchange for the Initial 2001 Notes became effective on August 27, 2001. On October 5, 2001, the Company completed its exchange offer of the Initial 2001 Notes for the Exchange 2001 Notes. The Initial 2001 Notes and the Exchange 2001 Notes are referred to herein as the 2001 Notes.

     On August 10, 2001, the Company entered into an amendment and restatement of the Credit Agreement (the "2001 Senior Secured Credit Agreement") with certain lenders providing for senior secured credit facilities with aggregate commitments not to exceed $635 million (the "2001 Facilities"), including a $335 million term loan facility (the "2001 Term Loan Facility") and a $300 million revolving credit facility

(the "2001 Revolving Facility"). The proceeds of the initial borrowings under the 2001 Facilities of approximately $386.0 million, including $51.0 million in revolving credit borrowings, were applied to repay in full the outstanding borrowings under the Term Loan Facility and the Revolving Facility and to pay approximately $12 million of the $14 million of fees and expenses incurred in connection with the amendment and restatement of the Credit Agreement. During the third quarter of 2001, the Company recorded a non-cash, extraordinary charge to earnings of approximately $6.0 million, net of tax of nil, related to the write-off of the applicable remaining deferred debt issuance costs on the Term Loan Facility and the Revolving Facility.

GENERAL

     The Company reports its results in two business segments: Coated Board and Containerboard. The Coated Board business segment includes (i) the production and sale of coated unbleached kraft paperboard ("CUK Board") for packaging cartons from the paper mills in Macon, Georgia (the "Macon Mill") and in West Monroe, Louisiana (the "West Monroe Mill") and white lined chip board ("WLC") at its paper mill in Norrkoping, Sweden (the "Swedish Mill"); (ii) converting operations facilities in the United States, Europe and Brazil; and (iii) the design, manufacture and installation of packaging machinery related to the assembly of beverage cartons. The Containerboard business segment includes the production and sale of linerboard, corrugating medium and kraft paper from paperboard mills in the United States.

     The table below sets forth Net Sales, Income from Operations, and EBITDA. EBITDA is defined as consolidated net income (exclusive of non-cash charges resulting from purchase accounting during the periods subsequent to the Merger) before consolidated interest expense, consolidated income taxes, consolidated depreciation and amortization, and other non-cash charges deducted in determining consolidated net income, extraordinary items and the cumulative effect of accounting changes and earnings of, but including dividends from, non-controlled affiliates. The Company believes that EBITDA provides useful information regarding the Company's debt service ability, but should not be considered in isolation or as a substitute for the Consolidated Statements of Operations or cash flow data. This definition of EBITDA may not be comparable to other companies' definitions of EBITDA as it is calculated based on the definition of EBITDA and GAAP as defined in the 2001 Senior Secured Credit Agreement.

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                                     2001           2000           1999
-------------------------                                 ------------   ------------   ------------
Net Sales (Segment Data):
  Coated Board..........................................   $1,156,210     $1,065,813     $1,062,671
  Containerboard........................................       93,676        126,549        111,994
                                                           ----------     ----------     ----------
Net Sales...............................................   $1,249,886     $1,192,362     $1,174,665
                                                           ==========     ==========     ==========
Income from Operations (Segment Data):
  Coated Board..........................................   $  142,929     $  161,372     $  151,453
  Containerboard........................................      (19,366)         5,183        (10,235)
  Corporate and Eliminations............................      (25,511)        53,934        (20,755)
                                                           ----------     ----------     ----------
Income from Operations..................................   $   98,052     $  220,489     $  120,463
                                                           ==========     ==========     ==========
EBITDA (Segment Data):
  Coated Board..........................................   $  280,410     $  286,039     $  269,509
  Containerboard........................................         (986)        20,518          7,000
  Corporate and Eliminations............................      (11,190)        (6,523)        (3,034)
                                                           ----------     ----------     ----------
EBITDA..................................................   $  268,234     $  300,034     $  273,475
                                                           ==========     ==========     ==========

BUSINESS TRENDS AND INITIATIVES

     The Company's cash flow from operations and EBITDA are influenced by sales volume and selling prices for its products and raw material and energy costs, and are affected by a number of significant business, economic and competitive factors. Many of these factors are not within the Company's control. Historically, in the Coated Board business segment, the Company has experienced stable pricing for its integrated beverage carton products, and moderate cyclical pricing for its folding cartonboard, which is principally sold in the open market. The Company's folding cartonboard sales are affected by competition from competitors' CUK Board and other substrates -- solid bleached sulfate ("SBS"), recycled clay coated news ("CCN") and, internationally, WLC -- as well as by general market conditions.

     In the Containerboard business segment, conditions in the cyclical worldwide commodity paperboard markets have a substantial impact on the Company's Containerboard sales. During 2001, the Company elected to take 59 days, or approximately 21,400 tons, of medium and bag market related downtime at its U.S. mills that resulted in approximately $3.7 million of under-absorbed fixed costs. The Company expects to take 39 days, or approximately 15,000 tons, of medium market related downtime during 2002 on its medium machine, but the amount of downtime could change depending upon market conditions. The downtime results from a number of factors, but principally a weak containerboard market. As a result of the expected downtime during 2002, the Company estimates the impact on earnings at its U.S. mills to be approximately $2.8 million related to the under-absorption of fixed costs.

     Energy, including natural gas, fuel oil and electricity, represents a significant portion of the Company's manufacturing costs. During 2001, the Company experienced a significant increase in its energy costs compared to 2000, principally at its U.S. mills, equal to approximately $16 million. Until recently, the Company's results had not been significantly affected by the volatility of energy costs. The Company entered into fixed price contracts designed to mitigate the impact of future energy cost increases through 2002, and will continue to evaluate its hedge position.

     The Company is pursuing a number of long-term initiatives designed to improve productivity and profitability while continuing to implement its Coated Board business strategy. The Company completed a profit center reorganization of its operations, implemented a global restructuring program (see below), implemented a number of cost saving measures and effected several management changes. The Company is continuing to implement a global Total Quality Systems ("TQS") initiative which uses statistical process control to help design and manage all types of activities including production and maintenance.

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

     Effective January 1, 2001, the Company consolidated into its financial statements the accounts of Rengo Riverwood Packaging, Ltd. ("Rengo"), the Company's Japanese joint venture, since the Company has the ability to exercise control over Rengo's operating and financial policies. The consolidation of Rengo contributed approximately $47 million in Net Sales and $4 million in EBITDA in 2001.

     The Company expects capital expenditures will range from $65 million to $80 million in 2002 as the Company invests to improve its process capabilities, in packaging machinery, and to comply with environmental cluster rules. The Company continues to evaluate its current operations and assets with a view to rationalizing its operations and improving profitability, in particular with respect to its international converting assets and strategy. As part of this effort, the Company initiated a $25.6 million global restructuring program in the fourth quarter of 1998 aimed at achieving annualized savings and cost avoidance of approximately $20 million when fully implemented. The global restructuring program is focused in the Company's European operations. The Company completed the restructuring activities during 2001 (see "-- Financial Condition, Liquidity and Capital Resources -- Restructuring Activities"). Finally, the Company is continuing to focus on reducing working capital and increasing liquidity.

     Packaging machinery placements during 2001 decreased approximately 24 percent when compared to 2000. The Company expects packaging machinery placements for 2002 to be higher when compared to 2001 and be comparable to 2000 as a result of a 16 percent increase in packaging machinery orders in 2001 when compared to 2000. The Company has been and will continue to be selective in future packaging machinery placements to ensure appropriate returns.

OUTLOOK

     The Company expects that its 2002 full year EBITDA will exceed its 2001 EBITDA, although no assurance can be given in this regard. The achievement of this expectation is dependent upon (among other things) a number of profit improvement initiatives, including increasing worldwide beverage and North American consumer product sales volumes above 2001 levels, improving U.S. mill throughput, continued cost savings from other actions taken to date and stable pricing for the Company's products. In 2002, the Company expects sales volume increases in its worldwide beverage markets, and continued growth in its North American consumer product markets. The Company expects containerboard sales and margins to be negatively affected in 2002 due to the negative market pressures on containerboard pricing and sales volumes. The Company believes that energy costs will continue to negatively impact its results for 2002 but the negative impact is expected to be lower than in 2001.

2001 COMPARED WITH 2000

RESULTS OF OPERATIONS

     The following discussion of the Company's results of operations is based upon the years ended December 31, 2001 and 2000. The Company has reclassified the presentation of prior period Net Sales and Cost of Sales information to conform with the current presentation format and Emerging Issues Task Force 00-10, "Accounting for Shipping and Handling Fees and Costs". Shipping and handling costs totaled $64.9 million in 2001 and $63.7 million in 2000.

                                                                           % INCREASE
                                                                           (DECREASE)
                                                             YEAR ENDED       FROM       YEAR ENDED
                                                            DECEMBER 31,     PRIOR      DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                                       2001         PERIOD         2000
-------------------------                                   ------------   ----------   ------------
Net Sales (Segment Data):
  Coated Board............................................   $1,156,210         8.5%     $1,065,813
  Containerboard..........................................       93,676       (26.0)        126,549
                                                             ----------                  ----------
Net Sales.................................................    1,249,886         4.8       1,192,362
Cost of Sales.............................................    1,002,059         8.5         923,851
                                                             ----------                  ----------
Gross Profit..............................................      247,827        (7.7)        268,511
Selling, General and Administrative.......................      120,629         7.5         112,200
Research, Development and Engineering.....................        5,111        12.2           4,554
Restructuring Credit......................................           --          NM          (2,600)
Other Expense (Income), Net...............................       24,035          NM         (66,132)
                                                             ----------                  ----------
Income from Operations....................................   $   98,052       (55.5)%    $  220,489
                                                             ==========                  ==========
Income from Operations (Segment Data):
  Coated Board............................................   $  142,929       (11.4)%    $  161,372
  Containerboard..........................................      (19,366)     (100.0)          5,183
  Corporate and Eliminations..............................      (25,511)     (100.0)         53,934
                                                             ----------                  ----------
Income from Operations....................................   $   98,052       (55.5)%    $  220,489
                                                             ==========                  ==========

PAPERBOARD SHIPMENTS

     The following represents shipments of Coated Board and Containerboard to outside customers. Shipments of Coated Board represent sales to customers of beverage carrierboard and folding cartonboard. Shipments from the Swedish Mill represent sales to customers of WLC produced at this mill. Shipments of Containerboard represent sales to customers of linerboard, corrugating medium, kraft paper and various other items. Total shipments for the years ended December 31, 2001 and 2000 were as follows:

(IN THOUSANDS OF TONS)                                         2001      2000
----------------------                                        -------   -------
Coated Board................................................  1,008.3     965.4
Swedish Mill................................................    150.4     150.4
Containerboard..............................................    255.3     319.4
                                                              -------   -------
                                                              1,414.0   1,435.2
                                                              =======   =======

NET SALES

     As a result of the factors described below, the Company's Net Sales in 2001 increased by $57.5 million, or 4.8 percent, compared with 2000. Net Sales in the Coated Board business segment increased by $90.4 million in 2001, or 8.5 percent, to $1,156.2 million from $1,065.8 million in 2000, due primarily to higher sales volume in North American beverage carton markets, North American consumer product markets and the consolidation of Rengo. These increases were somewhat offset by lower sales volumes in international consumer product markets, lower sales volumes in Brazil and the negative impact of foreign currency exchange rates. Net Sales in the Containerboard business segment decreased $32.8 million, or 26.0 percent, to $93.7 million in 2001 from $126.5 million in 2000, due principally to lower volumes and pricing.

GROSS PROFIT

     As a result of the factors discussed below, the Company's Gross Profit for 2001 decreased by $20.7 million, or 7.7 percent, to $247.8 million from $268.5 million in 2000. The Company's gross profit margin decreased to 19.8 percent in 2001 from 22.5 percent in 2000. Gross Profit in the Coated Board business segment increased by $7.3 million, or 2.8 percent, to $262.5 million in 2001 from $255.2 million in 2000, while its gross profit margin decreased to 22.7 percent in 2001 from 23.9 percent in 2000. The increase in Coated Board Gross Profit was due primarily to worldwide cost reductions, higher Net Sales and lower depreciation expense somewhat offset by increased energy costs and last-in, first-out inventory valuation adjustments. Gross Profit in the Containerboard business segment decreased by $23.8 million to a loss of $15.7 million in 2001 from a profit of $8.1 million in 2000, while its gross profit margin decreased to (16.8) percent in 2001 from 6.4 percent in 2000. The decrease in Containerboard Gross Profit resulted principally from lower volumes and pricing.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, General and Administrative expenses increased by $8.4 million, or
7.5 percent, to $120.6 million in 2001 from $112.2 million in 2000, due primarily to the consolidation of Rengo and, to a lesser extent, certain non-recurring operating charges recorded in 2001. As a percentage of Net Sales, Selling, General and Administrative expenses increased from 9.4 percent in 2000 to 9.7 percent in 2001.

RESEARCH, DEVELOPMENT AND ENGINEERING

     Research, Development and Engineering expenses increased by $0.5 million, or 12.2 percent, to $5.1 million in 2001 from $4.6 million in 2000, due primarily to higher research and development investing relating to the Company's new product Z-Flute(R), packaging machinery and the Swedish Mill.

RESTRUCTURING CREDIT

     During 2000, the Company substantially completed the 1998 restructuring plan that related primarily to the restructuring of its European operations, primarily the ongoing rationalization of its international folding carton converting operations (see "-- Restructuring Activities"). The Company reduced the restructuring reserve by $4.8 million. In addition, $2.2 million of new restructuring activities aligned with the overall objectives of the initial plan were recorded and completed during 2000. The Company completed the 1998 restructuring plan during 2001.

OTHER EXPENSE (INCOME), NET

     Other Expense (Income), Net, was $24.0 million in 2001 and $(66.1) million in 2000. This change was primarily due to the gain recognized from the sale of Igaras during 2000 (see "-- Equity in Net Earnings of Affiliates") and, to a lesser extent, non-recurring operating charges recorded in 2001 primarily relating to a litigation reserve and non-cash asset retirements, and certain non-recurring operating credits recorded in 2000.

INCOME FROM OPERATIONS

     Primarily as a result of the factors discussed above, the Company's Income from Operations in 2001 decreased by $122.4 million, or 55.5 percent, to $98.1 million from $220.5 million in 2000, while the Company's operating margin decreased to 7.8 percent in 2001 from 18.5 percent in 2000. Income from Operations in the Coated Board business segment decreased by $18.5 million, or
11.4 percent, to $142.9 million in 2001 from $161.4 million in 2000, while the operating margin decreased to 12.4 percent in 2001 from 15.1 percent in 2000, primarily as a result of the factors described above. Income from Operations in the Containerboard business segment decreased $24.6 million to a loss of $19.4 million in 2001 from a profit of $5.2 million in 2000, while the operating margin decreased to (20.7) percent in 2001 from 4.1 percent in 2000, primarily as a result of the factors described above. Income from Operations in the Corporate business segment decreased $79.4 million to a loss of $25.5 million in 2001 from a profit of $53.9 million in 2000 due primarily to the sale of Igaras during 2000.

FLUCTUATIONS IN U.S. CURRENCY EXCHANGE RATES

     The strengthening of the U.S. Dollar against the Japanese Yen, and the Euro and other European currencies had a modest impact on Net Sales, Gross Profit, Income from Operations, and operating expenses during 2001.

INTEREST INCOME, INTEREST EXPENSE, INCOME TAXES, EQUITY IN NET EARNINGS OF AFFILIATES, EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT, AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE.

INTEREST INCOME

     Interest Income increased by $0.1 million to $0.9 million in 2001 from $0.8 million in 2000.

INTEREST EXPENSE

     Interest Expense decreased by $22.4 million to $158.9 million in 2001 from $181.3 million in 2000 due primarily to lower average debt balances and, to a lesser extent, lower average interest rates.

INCOME TAX EXPENSE

     During 2001, the Company recognized an income tax expense of $8.8 million on a (Loss) before Income Taxes and Equity in Net Earnings of Affiliates of $(59.9) million. During 2000, the Company recognized an income tax expense of $3.0 million on Income before Income Taxes and Equity in Net Earnings of Affiliates of $40.1 million. The income tax expense, in both 2001 and 2000, was due primarily to international operating income. The increase in income tax expense from 2000 to 2001 was due primarily to a 90% increase in international operating income and the consolidation of Rengo. These income tax expenses differed from the statutory federal income tax rate primarily because of valuation allowances established on net operating loss carryforward tax assets in the U.S. and certain international locations where the realization of such benefits is not more likely than not.

EQUITY IN NET EARNINGS OF AFFILIATES

     Equity in Net Earnings of Affiliates was comprised primarily of the Company's equity in net earnings of Igaras. On October 3, 2000, the Company, along with its joint venture partner, completed the sale of the jointly-held subsidiary Igaras for approximately $510 million, including the assumption of $112 million of debt. The Company recognized a gain of approximately $70.9 million in accordance with the sale. Through the date of the sale, Igaras was accounted for under the equity method of accounting. Equity in Net Earnings of Affiliates decreased $3.4 million to nil in 2001 from $3.4 million in 2000 primarily as a result of the sale of Igaras and the consolidation of Rengo.

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

     On August 10, 2001, the Company entered into the 2001 Senior Secured Credit Agreement. The proceeds of the initial borrowings under the 2001 Facilities of approximately $386.0 million, including $51.0 million in revolving credit borrowings, were applied to repay in full the outstanding borrowings under the Term Loan Facility and the Revolving Facility and to pay approximately $12 million of the $14 million of fees and expenses incurred in connection with the amendment and restatement of the Credit Agreement. During the third quarter of 2001, the Company recorded a non-cash, extraordinary charge to earnings of approximately $6.0 million, net of tax of nil, related to the write-off of the applicable remaining deferred debt issuance costs on the Term Loan Facility and the Revolving Facility.

     On October 3, 2000, the Company completed the sale of its 50 percent investment in Igaras. The Company applied $120 million and $25 million of the sale proceeds to its 2001 and 2002 term loan maturities under the Term Loan Facility, respectively. The Company recognized a loss on the early extinguishment of debt of approximately $2.1 million in the fourth quarter of 2000.

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

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities ("SFAS No. 133"). SFAS No. 133 requires all derivative instruments to be measured at fair value and recognized on the balance sheet as either assets or liabilities. In addition, all derivative instruments used in hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. Upon adoption of SFAS No. 133, the Company recognized a one-time after-tax transition adjustment to decrease earnings by approximately $0.5 million and decrease other comprehensive income by approximately $1.1 million. These amounts have been presented as a cumulative effect of change in accounting principle in the accompanying Consolidated Statement of Operations and Comprehensive (Loss) Income for the year ended December 31, 2001.

     The following is a summary of the Company's derivative instruments as of December 31, 2001 and the accounting policies it employs for each:

  Hedges of Anticipated Cash Flows

     The following is a reconciliation of current period changes in the fair value of the interest rate swap agreements, foreign currency forward and option contracts which have been recorded as Accumulated Derivative Instruments Loss in the accompanying Consolidated Balance Sheet at December 31, 2001 and as Derivative Instruments Loss in the accompanying Consolidated Statement of Operations and Comprehensive (Loss) Income for the year ended December 31, 2001.

(IN THOUSANDS OF DOLLARS)
-------------------------
SFAS No. 133 transition adjustment..........................   $(1,094)
Reclass to earnings.........................................       331
Current period decrease in fair value.......................    (3,807)
                                                               -------
Balance at December 31, 2001................................   $(4,570)
                                                               =======

     During the year ended December 31, 2001, there was no ineffective portion related to the changes in fair value of the interest rate swap agreements, foreign currency forward and option contracts and there were no amounts excluded from the measure of effectiveness. The balance of $4.6 million recorded in Accumulated Derivative Instruments Loss at December 31, 2001 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in the related hedged exposure. The estimated amount to be reclassified into future earnings as interest expense and other income over the next twelve months through December 31, 2002 is approximately $5.4 million and $0.8 million, respectively. The actual amount that will be reclassified to future earnings over the next twelve months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings during the fourth quarter of 2001 in connection with forecasted transactions that were no longer considered probable of occurring.

  Derivatives not Designated as Hedges

     The Company has foreign currency forward contracts used to hedge the exposure associated with foreign currency denominated receivables. These contracts are presently being marked-to-market through the income statement and will continue to be marked-to-market through the income statement.

2000 COMPARED WITH 1999

RESULTS OF OPERATIONS

     The following discussion of the Company's results of operations is based upon the years ended December 31, 2000 and 1999. The Company has reclassified the presentation of prior period Net Sales and Cost of Sales information to conform with the current presentation format and Emerging Issues Task Force 00-10, "Accounting for Shipping and Handling Fees and Costs". Shipping and handling costs totaled $63.7 million in 2000 and $62.0 million in 1999.

                                                                          % INCREASE
                                                            YEAR ENDED    (DECREASE)    YEAR ENDED
                                                           DECEMBER 31,   FROM PRIOR   DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                                      2000         PERIOD         1999
-------------------------                                  ------------   ----------   ------------
Net Sales (Segment Data):
  Coated Board...........................................   $1,065,813         0.3%     $1,062,671
  Containerboard.........................................      126,549        13.0         111,994
                                                            ----------                  ----------
Net Sales................................................    1,192,362         1.5       1,174,665
Cost of Sales............................................      923,851        (1.1)        933,924
                                                            ----------                  ----------
Gross Profit.............................................      268,511        11.5         240,741
Selling, General and Administrative......................      112,200        (1.9)        114,402
Research, Development and Engineering....................        4,554        11.7           4,078
Restructuring Credit.....................................       (2,600)         NM              --
Other (Income) Expense, Net..............................      (66,132)     (100.0)          1,798
                                                            ----------                  ----------
Income from Operations...................................   $  220,489        83.0%     $  120,463
                                                            ==========                  ==========
Income from Operations (Segment Data):
  Coated Board...........................................   $  161,372         6.5%     $  151,453
  Containerboard.........................................        5,183          NM         (10,235)
  Corporate and Eliminations.............................       53,934          NM         (20,755)
                                                            ----------                  ----------
Income from Operations...................................   $  220,489        83.0%     $  120,463
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
                                                              =======   =======

NET SALES

     As a result of the factors described below, the Company's Net Sales in 2000 increased by $17.7 million, or 1.5 percent, compared with 1999. Net Sales in the Coated Board business segment increased by $3.1 million in 2000, or 0.3 percent, to $1,065.8 million from $1,062.7 million in 1999, due primarily to higher sales volume in North American consumer product markets due principally to selected switching from competing substrates to the Company's substrate, higher sales volume in international beverage markets due principally to continued market penetration and strong demand in Japan, and slightly improved pricing in North American beverage and North American consumer product markets. These increases were somewhat offset by lower sales volumes in Brazil, by lower North American beverage volumes due primarily to lower soft drink demand and the negative impact of foreign currency exchange rates, primarily in Europe. Net Sales in the Containerboard business segment increased $14.5 million, or 13.0 percent, to $126.5 million in 2000 from $112.0 million in 1999, due principally to higher pricing, somewhat offset by lower sales volume primarily in the medium markets.

GROSS PROFIT

     As a result of the factors discussed below, the Company's Gross Profit for 2000 increased by $27.8 million, or 11.5 percent, to $268.5 million from $240.7 million in 1999. The Company's gross profit margin increased to 22.5 percent in 2000 from 20.5 percent in 1999. Gross Profit in the Coated Board business segment increased by $9.9 million, or 4.0 percent, to $255.2 million in 2000 from $245.3 million in 1999, while its gross profit margin increased to 23.9 percent in 2000 from 23.1 percent in 1999. The increase in Coated Board Gross Profit was due directly to worldwide cost reductions and higher Net Sales somewhat offset by higher energy costs. Gross Profit in the Containerboard business segment increased by $12.4 million to a profit of $8.1 million in 2000 from a loss of $4.3 million in 1999, while its gross profit margin increased to
6.4 percent in 2000 from (3.8) percent in 1999. The increase in Containerboard Gross Profit resulted principally from improved pricing.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, General and Administrative expenses decreased by $2.2 million, or
1.9 percent, to $112.2 million in 2000 from $114.4 million in 1999, due mainly to lower incentive compensation expense somewhat offset by higher depreciation expense, higher stock option compensation expense, expenses related to the TQS initiative, and consulting fees related to a project within the Company's consumer products business. As a percentage of Net Sales, Selling, General and Administrative expenses decreased from 9.7 percent in 1999 to 9.4 percent in 2000.

RESEARCH, DEVELOPMENT AND ENGINEERING

     Research, Development and Engineering expenses increased by $0.5 million, or 11.7 percent, to $4.6 million in 2000 from $4.1 million in 1999, due primarily to higher research and development investing relating to packaging machinery.

RESTRUCTURING CREDIT

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

INCOME FROM OPERATIONS

     Primarily as a result of the factors discussed above, the Company's Income from Operations in 2000 increased by $100.0 million, or 83.0 percent, to $220.5 million from $120.5 million in 1999, while the Company's operating margin increased to 18.5 percent in 2000 from 10.3 percent in 1999. Income from Operations in the Coated Board business segment increased by $9.9 million, or
6.5 percent, to $161.4 million in 2000 from $151.5 million in 1999, while the operating margin increased to 15.1 percent in 2000 from 14.3 percent in 1999, primarily as a result of the factors described above. Income from Operations in the Containerboard business segment increased $15.4 million to a profit of $5.2 million in 2000 from a loss of

$10.2 million in 1999, while the operating margin increased to 4.1 percent in 2000 from (9.1) percent in 1999, primarily as a result of the factors described above. Income from Operations in the Corporate business segment increased $74.7 million to a profit of $53.9 million in 2000 from a loss of $20.8 million in 1999 due primarily to the sale of Igaras.

FLUCTUATIONS IN U.S. CURRENCY EXCHANGE RATES

     The strengthening of the U.S. Dollar against the Euro and other European currencies did have a modest impact on Net Sales, Gross Profit, Income from Operations, and operating expenses during 2000. However, the impact was somewhat offset by the weakening of the U.S. Dollar against the Japanese Yen.

INTEREST INCOME, INTEREST EXPENSE, INCOME TAXES, EQUITY IN NET EARNINGS OF AFFILIATES, AND EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT.

INTEREST INCOME

     Interest Income decreased by $0.1 million to $0.8 million in 2000 from $0.9 million in 1999.

INTEREST EXPENSE

     Interest Expense increased by $2.1 million to $181.3 million in 2000 from $179.2 million in 1999 due primarily to higher average interest rates.

INCOME TAX EXPENSE

     During 2000, the Company recognized an income tax expense of $3.0 million on Income before Income Taxes and Equity in Net Earnings of Affiliates of $40.1 million. During 1999, the Company recognized an income tax expense of $3.9 million on a (Loss) before Income Taxes and Equity in Net Earnings of Affiliates of $(57.8) million. These income tax expenses differed from the statutory federal income tax rate primarily because of valuation allowances established on net operating loss carryforward tax assets in the U.S. and certain international locations where the realization of such benefits is not more likely than not.

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

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT

     On October 3, 2000, the Company completed the sale of its 50 percent investment in Igaras. The Company applied $120 million and $25 million of the sale proceeds to its 2001 and 2002 term loan maturities under the Term Loan Facility, respectively. The Company recognized a loss on the early extinguishment of debt of approximately $2.1 million in the fourth quarter of 2000.

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

CASH FLOWS

     Cash and Equivalents increased by approximately $7.7 million in 2001 primarily as a result of the net cash provided by operating activities ($89.6 million) and the consolidation of Rengo ($18.0 million), somewhat offset by the purchases of property, plant and equipment ($57.7 million), the payment for settlement of all Louisiana state income tax issues (tax and interest) related to the period ended March 27, 1996 and the nine month period ended December 31, 1996 ($29.5 million) and net cash used in financing activities ($8.6 million). Depreciation and amortization during 2001 totaled $137 million, and is expected to be approximately $130 million to $140 million for 2002.

     The Company's cash flows from its operations and EBITDA are subject to moderate seasonality with demand usually increasing in the spring and summer due to the seasonality of the worldwide multiple packaging beverage segment.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity needs arise primarily from debt service on its substantial indebtedness, and from the funding of its capital expenditures, ongoing operating costs, and working capital.

     On June 21, 2001, the Company completed the offering of the Initial 2001 Notes. The proceeds of the offering of $251.5 million, net of approximately $6 million of transaction fees and expenses, were applied to prepay a portion of the outstanding borrowings under the Term Loan Facility.

     On August 10, 2001, the Company entered into the 2001 Senior Secured Credit Agreement with certain lenders providing for senior secured credit facilities with aggregate commitments not to exceed $635 million, including the $335 million 2001 Term Loan Facility and the $300 million 2001 Revolving Facility. The proceeds of the initial borrowings under the 2001 Facilities of approximately $386.0 million, including $51.0 million in revolving credit borrowings, were applied to repay in full the outstanding borrowings under the Term Loan Facility and the Revolving Facility and to pay approximately $12 million of the $14 million of fees and expenses incurred in connection with the amendment and restatement of the Credit Agreement.

     As of December 31, 2001, the Company had outstanding approximately $1,525 million of long-term debt, consisting primarily of $650 million aggregate principal amount of the 1996 Notes, $250 million of the 1997 Notes, $250 million of the 2001 Notes, $335 million outstanding under the 2001 Term Loan Facility and $35 million under the 2001 Revolving Facility, and other debt issues and facilities.

DEBT SERVICE

     Principal and interest payments under the 2001 Term Loan Facility and the 2001 Revolving Facility, together with interest payments on the 2001 Notes, 1997 Notes and 1996 Notes, represent significant liquidity requirements for the Company. The 2001 Term Loan Facility amortization requirements are in semi-annual installments of $37.5 million beginning June 30, 2003 and amounting to $75 million annually in each of 2003 and 2004, with $46.25 million due on June 30, 2005, and the remainder due at maturity on December 31, 2005. The 2001 Revolving Facility matures on December 31, 2005. The final maturities of the 2001 Facilities are extendable from December 31, 2005 to December 31, 2006 if the Company refinances the 1996 Senior Notes on specified terms on or prior to December 31, 2005 (in such event, the 2001 Term Loan Facility will continue to amortize in semi-annual installments of $46.25 million through December 31,
2006). See Note 10 to Notes to Consolidated Financial Statements.

     The loans under the 2001 Facilities bear interest at floating rates based upon the interest rate option elected by the Company. The term loans under the 2001 Term Loan Facility bore interest as of December 31, 2001 at an average rate per annum of 4.85 percent. The 1996 Senior Notes, the 1997 Notes, the 2001 Notes and the 1996 Senior Subordinated Notes bear interest at rates of 10 1/4 percent, 10 5/8 percent, 10 5/8 percent and 10 7/8 percent, respectively.

     Interest expense in 2001 totaled $159 million, including approximately $8 million of non-cash amortization of deferred debt issuance costs. During 2001, cash paid for interest was approximately $146 million.

Interest expense in 2002 is expected to be approximately $159 million, including approximately $7 million of non-cash amortization of deferred debt issuance costs.

     The Company expects that its working capital and business needs will require it to continue to have access to the 2001 Revolving Facility or a similar revolving credit facility after the maturity date, and that the Company accordingly will have to extend, renew, replace or otherwise refinance such facility at or prior to such date. No assurance can be given that it will be able to do so. The Company has in the past refinanced and in the future may seek to refinance its debt prior to the respective maturities of such debt.

     The Company uses interest rate swap agreements to fix a portion of its variable rate term loans to a fixed rate in order to reduce the impact of interest rate changes on future income. The difference to be paid or received under these agreements is recognized as an adjustment to interest expense related to that debt. At December 31, 2001, the Company had interest rate swap agreements with a notional amount of $225 million, under which the Company will pay fixed rates of 4.75 percent to 6.53 percent and receive three-month LIBOR.

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

     The financial covenants in the 2001 Senior Secured Credit Agreement specify, among other things, the following requirements for each four quarter period ended during the following test periods:

                                                          CONSOLIDATED      CONSOLIDATED
                                                         DEBT TO EBITDA   INTEREST EXPENSE
                      TEST PERIOD                        LEVERAGE RATIO        RATIO
                      -----------                        --------------   ----------------
September 30, 2001 -- December 30, 2002................   5.85 to 1.00      1.75 to 1.00
December 31, 2002 -- December 30, 2003.................   5.50 to 1.00      2.00 to 1.00
December 31, 2003 -- December 30, 2004.................   5.00 to 1.00      2.10 to 1.00
December 31, 2004 -- December 30, 2005.................   4.70 to 1.00      2.25 to 1.00
December 31, 2005 -- December 30, 2006.................   4.40 to 1.00      2.25 to 1.00

     At December 31, 2001, the Company was in compliance with the financial covenants in the 2001 Senior Secured Credit Agreement. The Company's ability to comply in future periods with the financial covenants in the 2001 Senior Secured Credit Agreement will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company's control and will be substantially dependent on the selling prices for the Company's products, raw material and energy costs, and the Company's ability to successfully implement its overall business and profitability strategies (see "-- Outlook"). If a violation of any of the covenants occurred, the Company would attempt to get a waiver or an amendment from its lenders, although no assurance can be given that the Company would be successful in this regard. The 2001 Senior Secured Credit Agreement and the indentures governing the 1996 Notes, 1997 Notes and 2001 Notes have covenants as well as certain cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions.

CAPITAL EXPENDITURES

     Capital spending for 2001 was $57.7 million, down 7.1 percent from $62.1 million in 2000. Capital spending during 2001 related primarily to improving the Company's process capabilities, manufacturing packaging machinery and environmental cluster rules compliance. Total capital spending for 2002 is expected to be between $65 million and $80 million, and is expected to relate principally to improving the Company's process capabilities, the production of packaging machinery and environmental cluster rules compliance. The Company estimates that the capital spending that may be required to comply with the cluster rules could reach $55 million to be spent at its two U.S. paper mills over a seven-year period that began in 2000 (see "Environmental and Legal Matters"). The Company estimates that it has spent approximately one-third of that amount for such compliance.

RESTRUCTURING ACTIVITIES

     In connection with the global restructuring program initiated in the fourth quarter of 1998, the Company began reducing its European workforce by approximately 300 employees and implemented other initiatives designed to improve productivity and profitability across the global organization. The initial cost of this program was approximately $25.6 million of which approximately $0.8 million was used in December 1998 and related to severance payments. The following table provides information that details payments on this restructuring plan since December 31, 1998:

                                                                     OTHER
(IN THOUSANDS OF DOLLARS)                              SEVERANCE   EXIT COSTS    TOTAL
-------------------------                              ---------   ----------   --------
Balance at 12/31/98..................................  $  21,205    $ 3,537     $ 24,742
Charges against accrual in 1999......................    (11,527)      (791)     (12,318)
                                                       ---------    -------     --------
Balance at 12/31/99..................................      9,678      2,746       12,424
Net charges against accrual in 2000..................     (6,669)    (2,499)      (9,168)
                                                       ---------    -------     --------
Balance at 12/31/00..................................      3,009        247        3,256
Net charges against accrual in 2001..................     (3,009)      (247)      (3,256)
                                                       ---------    -------     --------
Balance at 12/31/01..................................  $      --    $    --     $     --
                                                       =========    =======     ========

     During 2000, the Company substantially completed the restructuring plan and reduced the reserve by $4.8 million. In addition, $2.2 million of new restructuring activities aligned with the overall objectives of the initial plan were completed in 2000. The Company completed this program during 2001 resulting in the reduction of its European workforce related to the 1998 restructuring by approximately 250 employees.

FINANCING SOURCES AND CASH FLOWS

     The 2001 Revolving Facility matures on December 31, 2005, extendable to December 31, 2006 if the Company refinances the 1996 Senior Notes on specified terms on or prior to December 31, 2005. At December 31, 2001, the Company and its U.S. and international subsidiaries had the following amounts of commitments, amounts outstanding and amounts available under revolving credit facilities:

                                                 TOTAL AMOUNT
                                                      OF        TOTAL AMOUNT   TOTAL AMOUNT
(IN THOUSANDS OF DOLLARS)                        COMMITMENTS    OUTSTANDING     AVAILABLE
-------------------------                        ------------   ------------   ------------
2001 Revolving Facility........................    $300,000       $35,429        $264,571
International Facilities.......................      14,581        10,015           4,566
                                                   --------       -------        --------
                                                   $314,581       $45,444        $269,137
                                                   ========       =======        ========

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

COMMITMENTS

     At December 31, 2001, total commitments of the Company under long-term, non-cancelable contracts were as follows:

                                                    PAYMENT DUE BY PERIOD
CONTRACTUAL OBLIGATIONS         --------------------------------------------------------------
-----------------------         LESS THAN
(IN THOUSAND OF DOLLARS)         1 YEAR     1-3 YEARS   4-5 YEARS   AFTER 5 YEARS     TOTAL
------------------------        ---------   ---------   ---------   -------------   ----------
Long-Term Debt................   $ 1,742    $151,548    $470,506      $901,028      $1,524,824
Operating Leases..............    13,821      17,975       2,588           946          35,330
Unconditional Purchase
  Obligations.................    31,345      16,373      14,693        69,556         131,967
                                 -------    --------    --------      --------      ----------
Total Contractual Cash
  Obligations.................   $46,908    $185,896    $487,787      $971,530      $1,692,121
                                 =======    ========    ========      ========      ==========

ENVIRONMENTAL AND LEGAL MATTERS

     The Company is committed to compliance with all applicable foreign, federal, state and local environmental laws and regulations. Environmental law is, however, dynamic rather than static. As a result, costs, which are unforeseeable at this time, may be incurred when new laws are enacted, and when environmental agencies adopt or revise rules and regulations.

     In 1998, the U.S. Environmental Protection Agency adopted regulations (generally referred to as the "cluster rules") that mandate more stringent controls on air and water discharges from the United States pulp and paper mills. The Company estimates that the capital spending that may be required to comply with the cluster rules could reach $55 million to be spent at its two U.S. paper mills over a seven-year period that began in 2000. The Company estimates that it has spent approximately one-third of that amount for such compliance.

     In late 1995, the Louisiana Department of Environmental Quality ("DEQ") notified the Predecessor of potential liability for the remediation of hazardous substances at a wood treatment site in Shreveport, Louisiana that the Predecessor or its predecessors previously operated, and at a former oil refinery site in Caddo Parish, Louisiana which is on land that the Company previously owned. In response to these notices, the Company has provided additional information concerning these sites and has commenced its own evaluation of any claims and remediation liabilities for which it may be responsible. Subsequent to receipt in May 1996 of a Special Demand Letter from DEQ to remediate the site in Shreveport, the Company performed a soil and groundwater investigation at the site pursuant to an agreement with DEQ. In August 2001, the Company entered into a Cooperative Agreement for Remedial Action with DEQ and the landowners of the site, as well as a Mutual Release and Settlement Agreement with the landowners. Under the Cooperative Agreement, the Company will develop the remedial design and carry out the specified remediation at the site. The Company has engaged a qualified contractor and expects completion of the work by the end of 2002. In September 1996, the Company received a Special Demand Letter from DEQ to remediate the site in Caddo Parish. The Company performed a waste inventory and treatability study at the site and subsequently met with DEQ in October 1999. On July 6, 2000, the Company and DEQ entered into a Settlement Agreement that describes in detail the remedial actions necessary for the Company to obtain full release of all future liability at this site. The Company has contracted with a vendor to perform the remedial actions as outlined in the Settlement Agreement and the work is currently proceeding. The Company no longer owns the site since transferring the property to another entity on October 22, 2000. The Company anticipates the remedial actions outlined in the Settlement Agreement will be completed during the second quarter of 2002 and, at that time, expects to be relieved of any future liability.

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

     The Company has been a plaintiff in actions against MeadWestvaco, successor by merger to Mead, and R.A. Jones claiming infringement of the Company's patents for its packaging machines. The patents in suit were found infringed but invalid by a jury in a trial against R.A. Jones in August 2001. This finding of invalidity has been appealed to the Court of Appeals for The Federal Circuit. The suit against MeadWestvaco was dismissed by mutual agreement pending the outcome of the appeal of the decision in the case against R.A. Jones.

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

     The State of Louisiana completed its audit of the Company's tax return for the period ended March 27, 1996 and on May 9, 2000, the Company received a Notice of Proposed Tax Due for this period in the amount of $47.6 million in tax plus statutory interest. On October 12, 2001, the Company entered into a settlement agreement with the Louisiana Department of Revenue to pay $29.5 million to the State of Louisiana to settle all Louisiana state income tax issues (tax and interest) related to the period ended March 27, 1996 and the nine month period ended December 31, 1996. The Company made this payment on October 25, 2001 using funds borrowed under the 2001 Revolving Facility. See
Note 15 in Notes to the Consolidated Financial Statements.

INTERNATIONAL OPERATIONS

     At December 31, 2001, approximately 12 percent of the Company's total net assets were denominated in currencies other than the U.S. dollar. The Company has significant operations in countries that use the Swedish krona, the British pound sterling, the Japanese yen, the Spanish peseta, or the French franc as their functional currencies. The effect of a generally stronger U.S. Dollar against the currencies of Japan, Sweden, Britain, Germany, Spain, and France produced a net currency translation adjustment loss of approximately $5.6 million, which was recorded as an adjustment to shareholders' equity for the year ended December 31, 2001. The magnitude and direction of this adjustment in the future depends on the relationship of the U.S. dollar to other currencies. The Company cannot predict major currency fluctuations. The Company's revenues from export sales fluctuate with changes in foreign currency exchange rates. The Company pursues a currency hedging program in order to limit the impact of foreign currency exchange fluctuations on financial results. See "-- Financial Instruments."

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

     On January 1, 1999, the participating countries adopted the Euro as their local currency, initially available for currency trading on currency exchanges for use in noncash (banking) transactions. Beginning on January 1, 2002, Euro-denominated bills and coins were issued for cash transactions. Before the end of the first quarter of 2002, the participating countries are expected to withdraw all local currencies and use exclusively the Euro.

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

FINANCIAL INSTRUMENTS

     The functional currency for most of the Company's international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to shareholders' equity. Gains and losses on foreign currency transactions are included in Other Expense (Income), Net for the period in which the exchange rate changes.

     The Company pursues a currency hedging program which utilizes derivatives to limit the impact of foreign currency exchange fluctuations on its consolidated financial results. Under this program, the Company has entered into forward exchange and option contracts in the normal course of business to hedge certain foreign currency denominated transactions. Realized and unrealized gains and losses on these forward contracts are included in the measurement of the basis of the related foreign currency transaction when recorded. The premium on an option contract is reflected in Other Expense (Income), Net, during the period in which the contract expires. These instruments involve, to varying degrees, elements of market and credit risk in excess of the amounts recognized in the Consolidated Balance Sheets. The Company does not hold or issue financial instruments for trading purposes. See "Item 7A -- Quantitative and Qualitative Disclosure About Market Risk."

IMPACT OF INFLATION

     In the U.S., the inflation rate was approximately 2.8 percent for 2001. In Europe, where the Company has manufacturing facilities, the inflation rate for 2001 was approximately 2.7 percent. Net sales from international operations during the period amounted to approximately $409 million, or 33 percent of the Company's combined Net Sales in 2001.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

     Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in "-- Business Trends and Initiatives" concerning (a) the Company's expectation regarding downtime during 2002, (b) the improvements which the Company's long-term initiatives, including, without limitation, its profit center reorganization and global restructuring program, are designed to achieve, (c) the Company's expectation that capital expenditures will range from $65 million to $80 million in 2002, and (d) the Company's expectation regarding packaging machinery placements; (ii) the statements in "-- Outlook" concerning (a) the Company's expectation that its 2002 EBITDA will exceed its 2001 EBITDA as well as each of the factors which the Company believes support such expectation, (b) the Company's expectations regarding sales volumes in its worldwide beverage markets and continued growth in its North American consumer product markets, (c) the Company's expectation regarding containerboard sales and margins, and (d) the Company's expectations regarding increased energy costs; (iii) the statements in "Financial Condition, Liquidity and Capital Resources" concerning
(a) the Company's expectation that depreciation and amortization for 2002 will be approximately $130 million to $140 million, (b) the Company's expectation that 2002 interest expense will be approximately $159 million including approximately $7 million of non-cash amortization of deferred debt issuance costs, (c) the Company's expectation that total capital spending for 2002 will range from $65 million to $80 million, (d) the Company's belief that cash generated from operations, together with amounts available under available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs until the maturity of the Revolving Facility, and (e) the Company's expectations with respect to capital spending that may be required to comply with the cluster rules and that, based on current knowledge, environmental costs are not expected to have a material impact on the results of operations, cash flows or financial condition of the Company, (iv) other statements as to management's or the Company's expectations and beliefs presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The following important factors, and those important factors described elsewhere in this report (including, without limitation, those discussed in "-- Financial Condition, Liquidity and Capital Resources -- Liquidity and Capital
Resources -- Environmental and Legal Matters", or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements:

     - The Company's substantial amount of debt could have important consequences to the Company, including but not limited to the following:
       (i) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired in the future; (ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for other purposes; (iii) certain of the Company's borrowings are at variable rates of interest, which exposes the Company to the risk of increased interest rates; and
       (iv) the Company's flexibility to adjust to changing market conditions and ability to withstand competitive pressures could be limited, and the Company may be more vulnerable to a downturn in general economic conditions or its business or be unable to carry out capital spending that is important to its strategy and productivity improvement programs.

     - The Company's ability to make scheduled payments or to refinance its obligations with respect to its indebtedness, and to comply with the covenants and restrictions contained in the instruments governing such indebtedness, will depend on its financial and operating performance, which, in turn, is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond its control, including operating difficulties, increased operating costs, increased raw materials and energy costs, market cyclicality, product prices, the response of competitors, regulatory developments, and delays in implementing strategic projects.

     - The Company's ability to meet its debt service and other obligations will depend in significant part on the selling prices that the Company realizes for its products and the extent to which the Company can implement its business strategy (which is subject to significant business, economic and competitive uncertainties and contingencies).

     - The Company currently estimates that it will take several years for coated board markets to absorb the significant increase in the Company's CUK Board capacity resulting from the upgrade of the second Macon Mill paper machine, which was completed in June 1997. The Company expects to sell a significant portion of its additional CUK Board production in open markets. There can be no assurance that additional CUK Board output can be sold in these markets or that such additional CUK Board can be sold without experiencing price reductions.

     - All of the Company's CUK Board is produced at its West Monroe and Macon Mills. Any prolonged disruption in either facility's production due to labor difficulties (including strikes or work stoppages), equipment failures, destruction of or material damage to such facility, or other reasons, could have a material adverse effect on the Company's results of operations.

     - The Company faces significant competition in its CUK Board business segment from MeadWestvaco, as well as from other manufacturers of packaging machinery. The highly leveraged nature of the Company could limit the Company's ability to respond to market conditions or to make necessary or desirable capital expenditures as effectively as its competitors, which may not be as leveraged as the Company. In addition, there can be no assurance that there will not be new entrants in the CUK Board market segment. In the beverage packaging industry, cartons made from CUK Board compete with plastics and corrugated packaging for packaging glass or plastic bottles, cans and other primary containers. The Company's folding cartonboard sales are affected by competition from MeadWestvaco's CUK Board and from other substrates: SBS and CCN and, internationally, WLC and folding boxboard. There are a large number of suppliers of paperboard for folding carton applications. CUK Board competes in niche applications in folding cartonboard open markets, serving only a small portion thereof. There can be no assurance that the Company will be able to continue to compete successfully in folding cartonboard open markets.

     - Energy, including natural gas, fuel oil and electricity, represents a significant portion of the Company's manufacturing costs. Until recently, the Company's results had not been significantly affected by the volatility of energy costs. The Company entered into fixed price contracts designed to mitigate the impact of future energy cost increases through 2002, and will continue to evaluate its hedge position. The Company believes that higher energy costs will continue to negatively impact its results for 2002, but the negative impact is expected to be lower than in 2001. Since negotiated contracts and the market largely determine the pricing for the Company's products, the Company is limited in its ability to pass through to it customers any energy or other cost increases that the Company may incur in the future. Amounts paid by the Company for pine pulpwood, hardwood and recycled fibers, including old corrugated containers, used in the manufacture of paperboard, and various chemicals used in the coating of CUK Board, represent the largest components of the Company's variable costs of CUK Board and containerboard production. The cost of these materials is subject to market fluctuations caused by factors beyond the Company's control. Old corrugated container pricing tends to be very volatile. With the October 1996 sale of the Company's timberlands, the Company now relies on private land owners and the open market for all of its virgin and recycled fiber requirements (except for CUK Board clippings from its converting operations). Under the terms of the sale of those timberlands, the Company and the buyer entered into a 20-year supply agreement, with a 10-year renewal option, for the purchase by the Company, at market-based prices, of a majority of the West Monroe Mill's requirements for pine pulpwood and residual chips, as well as a portion of the Company's needs for hardwood pulpwood at the West Monroe Mill. An assignee of Plum Creek supplies residual chips to the Company pursuant to such supply agreement. While the Company has not experienced any significant difficulty in obtaining adequate supplies of virgin or recycled fiber for its West Monroe Mill or Macon Mill, there can be no assurance that this will continue to be the case for either such mill. Moreover, significant increases in the cost of these materials, to the extent not reflected in prices for the Company's products, could have a material adverse effect on the Company's results of operations.

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

SIGNIFICANT ACCOUNTING POLICIES

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

     The Company believes the following accounting policies are the most critical since these policies require significant judgment or involve complex estimations that are important to the portrayal of the Company's financial conditions and operating results:

     - The Company recognizes revenue when pervasive evidence of a sales arrangement exists, delivery has occurred, the price to the buyer is fixed and determinable, and the collectibility of the sales price is reasonably assured which is primarily when goods are shipped to customers. Revenues from packaging machinery use agreements received in advance are recognized on a straight-line basis over the term of the agreements. Customer returns and allowances are provided for based on estimates.

     - The Company's inventories are stated at the lower of cost or market. Cost of inventories is determined principally on the last-in, first-out ("LIFO") basis. Average cost basis is used to determine the cost of supplies inventories. Inventories are stated net of an allowance for slow-moving and obsolete inventory, which is based on estimates. If the condition of the inventories or the state of the Company's business would deteriorate, additional allowances may be required which would reduce income.

     - The Company reviews long-lived assets, including goodwill and certain identifiable intangibles for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Upon determination that the carrying value of the assets is impaired, the Company would record and impairment charge or loss.

     - The Company faces uncertainties relating to pending litigation and environmental remediation obligations (see "-- Environmental and Legal Matters"). The Company records accruals for such items based on estimates developed in consultation with legal counsel and environmental consultants at the time when the liability is probable and reasonably estimated. While there can be no assurance as to the ultimate outcome of any current lawsuits, claims or investigations relating to such uncertainties, the Company does not believe that such uncertainties will have a material adverse impact on the results of operations, cash flows or financial condition of the Company. However, future uncertainties may have a material adverse impact on the results of operations, cash flows or financial condition of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations", which is effective January 1, 2002. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company adopted SFAS No. 141 on January 1, 2002 and does not believe that the adoption will have a significant impact on its financial position and results of operations.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The adoption of SFAS No. 142 will result in the discontinuation of amortization of goodwill recorded at December 31, 2001 of approximately $8 million annually. Intangible assets with a determinable life will continue to be amortized over that period. The Company will adopt SFAS No. 142 as of January 1, 2002 and does not believe that any impairment charges will result from the adoption.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective January 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, as well as eliminating the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company adopted SFAS No. 144 on January 1, 2002 and the adoption did not have a significant impact on its financial position and results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates, foreign currency and commodity prices. To minimize these risks, the Company enters into various hedging transactions.

INTEREST RATES

     The Company is exposed to changes in interest rates, primarily as a result of its short-term and long-term debt with both fixed and floating interest rates. The Company uses interest rate swap agreements effectively to fix the LIBOR rate on $225,000,000 of variable rate borrowings.

INTEREST RATE SENSITIVITY -- PRINCIPAL (NOTIONAL) AMOUNT BY EXPECTED MATURITY -- AVERAGE INTEREST (SWAP) RATE

                                                                    DECEMBER 31,
                                ------------------------------------------------------------------------------------
                                                                                                             FAIR
(IN THOUSANDS OF DOLLARS)        2002      2003      2004      2005      2006     THEREAFTER     TOTAL       VALUE
-------------------------       -------   -------   -------   -------   -------   ----------   ---------   ---------
LIABILITIES:
Long-term debt, including
  current portion:
  Fixed Rate..................    1,742       769       779       356   250,000    901,028     1,154,674   1,182,100
  Average Interest Rate.......      8.7       6.5       6.5       6.5      10.3       10.7
  Variable Rate...............       --    75,000    75,000   220,150        --         --       370,150     373,945
  Average Interest Rate,
    spread range is 2.75%.....  LIBOR +   LIBOR +   LIBOR +   LIBOR +   LIBOR +    LIBOR +
                                 spread    spread    spread    spread    spread     spread
INTEREST RATE DERIVATIVE
  FINANCIAL INSTRUMENTS
  RELATED TO DEBT:
Interest rate swap:
  Pay fixed/receive
    variable..................  225,000                                                          225,000      (5,389)
  Average pay rate............    5.55%
  Average receive rate........   Three-
                                  Month
                                  LIBOR

FOREIGN EXCHANGE RATES

     The Company enters into forward exchange contracts to effectively hedge substantially all accounts receivable and certain accounts payable resulting from transactions denominated in foreign currencies. The purpose of these forward exchange contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from the collection of the hedged accounts receivable or payment of the hedged accounts payable will be adversely affected by changes in exchange rates. The Company also enters into foreign currency options and forward exchange contracts to hedge certain anticipated foreign currency transactions. The purpose of these contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from anticipated foreign currency transactions will be adversely affected by changes in exchange rates.

FOREIGN EXCHANGE RATES SENSITIVITY -- CONTRACTUAL AMOUNT BY EXPECTED MATURITY -- AVERAGE CONTRACTUAL EXCHANGE RATE

                                                              DECEMBER 31,   FAIR
(IN THOUSANDS OF DOLLARS)                                         2001       VALUE
-------------------------                                     ------------   -----
FORWARD EXCHANGE AGREEMENTS:
  Functional Currency:
     Yen
       Receive $US/Pay Yen..................................      7,282       244
       Weighted average contractual exchange rate...........     127.25
       Pay $US/Receive Yen..................................      3,608       (89)
       Weighted average contractual exchange rate...........     128.40
     Euro
       Receive $US/Pay Euro.................................      9,539        52
       Weighted average contractual exchange rate...........       0.90
       Pay $US/Receive Euro.................................      4,398       (40)
       Weighted average contractual exchange rate...........       0.90
     British Pound
       Receive $US/Pay GBP..................................      5,800       (52)
       Weighted average contractual exchange rate...........       1.44
       Pay $US/Receive GBP..................................      2,010        36
       Weighted average contractual exchange rate...........       1.43
     Australian Dollar
       Receive $US/Pay AUD..................................      2,856        (3)
       Weighted average contractual exchange rate...........       0.51
       Pay $US/Receive AUD..................................      1,693       (10)
       Weighted average contractual exchange rate...........       0.51
     Other
       Net Receive various/ Pay various.....................      6,249        74
       Weighted average contractual exchange rate...........    Various

     The remaining forward exchange agreements (other than the Yen, Australian Dollar, British Pound and Euro) listed above represent contracts in several other countries' currencies, including the Euro, British Pound, Norway Kroner and the Denmark Kroner. In each instance, the fair value of the net position of the Company's forward exchange agreements in the respective currencies is not material at December 31, 2001.

NATURAL GAS HEDGING CONTRACTS

     The Company enters into fixed price natural gas contracts designed to effectively hedge prices for a substantial portion of its natural gas requirements at its two U.S. mills. The purpose of the fixed price natural gas contracts is to eliminate or reduce price risk with a focus on making cash flows more predictable. As of December 31, 2001, the Company had entered into contracts to hedge substantially all of its natural gas requirements for its two U.S. mills through December 31, 2002. The contract price and fair value of these natural gas contracts was approximately $22.3 million and $14.9 million, respectively. These contracts are not accounted for as derivative instruments under SFAS No. 133 because they qualify for the normal purchase exemption.

ITEM 8.  FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
RIVERWOOD HOLDING, INC.
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................   35
Consolidated Statements of Operations and Comprehensive
  (Loss) Income for each of the three years in the period
  ended December 31, 2001...................................   36
Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 2001...............   37
Consolidated Statements of Shareholders' Equity for each of
  the three years in the period ended December 31, 2001.....   38
Notes to Consolidated Financial Statements..................   39
Selected Quarterly Financial Data (Unaudited)...............   68
Independent Auditors' Report................................   69
Management's Report.........................................   70

                            RIVERWOOD HOLDING, INC.

                          CONSOLIDATED BALANCE SHEETS

                           (IN THOUSANDS OF DOLLARS)

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2001            2000
                                                              ------------    ------------
ASSETS
------------------------------------------------------------
Current Assets:
  Cash and Equivalents......................................   $   26,107      $   18,417
  Receivables, Net of Allowances............................      140,099         137,695
  Inventories...............................................      181,305         175,972
  Prepaid Expenses..........................................        6,770          13,594
                                                               ----------      ----------
Total Current Assets........................................      354,281         345,678
Property, Plant and Equipment, at Cost:
  Land and Improvements.....................................       38,216          38,801
  Buildings.................................................      109,988         109,870
  Machinery and Equipment...................................    1,801,656       1,782,155
                                                               ----------      ----------
                                                                1,949,860       1,930,826
Less, Accumulated Depreciation..............................      659,945         562,235
                                                               ----------      ----------
Property, Plant and Equipment, Net..........................    1,289,915       1,368,591
Deferred Tax Assets.........................................        8,530           1,897
Investments in Net Assets of Equity Affiliates..............        1,934           5,882
Goodwill, Net of Accumulated Amortization of $45,494 in 2001
  and $37,753 in 2000.......................................      276,482         273,436
Other Assets................................................      126,450         125,873
                                                               ----------      ----------
         Total Assets.......................................   $2,057,592      $2,121,357
                                                               ==========      ==========
LIABILITIES
------------------------------------------------------------
Current Liabilities:
  Short-Term Debt...........................................   $   11,817      $   15,908
  Accounts Payable..........................................      123,293         100,261
  Compensation and Employee Benefits........................       24,689          31,297
  Income Taxes..............................................        4,178           1,481
  Interest Payable..........................................       41,588          33,924
  Other Accrued Liabilities.................................       31,281          27,096
                                                               ----------      ----------
Total Current Liabilities...................................      236,846         209,967
Long-Term Debt, Less Current Portion........................    1,523,082       1,516,881
Deferred Income Taxes.......................................       14,422           9,132
Other Noncurrent Liabilities................................       59,316          73,354
                                                               ----------      ----------
         Total Liabilities..................................    1,833,666       1,809,334
                                                               ----------      ----------
CONTINGENCIES AND COMMITMENTS (Note 15)
REDEEMABLE COMMON STOCK,
  at Current Redemption Value...............................        8,061           8,061
                                                               ----------      ----------
SHAREHOLDERS' EQUITY
------------------------------------------------------------
Nonredeemable Common Stock..................................           75              75
Capital in Excess of Par Value..............................      748,753         748,813
Accumulated Deficit.........................................     (493,771)       (415,875)
Accumulated Derivative Instruments Loss.....................       (4,570)             --
Cumulative Currency Translation Adjustment..................      (34,622)        (29,051)
                                                               ----------      ----------
Total Shareholders' Equity..................................      215,865         303,962
                                                               ----------      ----------
Total Liabilities and Shareholders' Equity..................   $2,057,592      $2,121,357
                                                               ==========      ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                            RIVERWOOD HOLDING, INC.

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

                           (IN THOUSANDS OF DOLLARS)

                                                             YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                            DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                2001           2000           1999
                                                            ------------   ------------   ------------
Net Sales.................................................   $1,249,886     $1,192,362     $1,174,665
Cost of Sales.............................................    1,002,059        923,851        933,924
Selling, General and Administrative.......................      120,629        112,200        114,402
Research, Development and Engineering.....................        5,111          4,554          4,078
Restructuring Credit......................................           --         (2,600)            --
Other Expense (Income), Net...............................       24,035        (66,132)         1,798
                                                             ----------     ----------     ----------
Income from Operations....................................       98,052        220,489        120,463
Interest Income...........................................          944            848            889
Interest Expense..........................................      158,910        181,285        179,197
                                                             ----------     ----------     ----------
(Loss) Income before Income Taxes and Equity in Net
  Earnings of Affiliates..................................      (59,914)        40,052        (57,845)
Income Tax Expense........................................        8,759          3,009          3,936
                                                             ----------     ----------     ----------
(Loss) Income before Equity in Net Earnings of
  Affiliates..............................................      (68,673)        37,043        (61,781)
Equity in Net Earnings of Affiliates......................           --          3,356          7,110
                                                             ----------     ----------     ----------
(Loss) Income before Extraordinary Item and Cumulative
  Effect of a Change in Accounting Principle..............      (68,673)        40,399        (54,671)
Extraordinary Loss on Early Extinguishment of Debt, Net of
  Tax of $0...............................................       (8,724)        (2,117)            --
                                                             ----------     ----------     ----------
(Loss) Income before Cumulative Effect of a Change in
  Accounting Principle....................................      (77,397)        38,282        (54,671)
Cumulative Effect of a Change In Accounting Principle Net
  of Tax of $0............................................         (499)            --             --
                                                             ----------     ----------     ----------
Net (Loss) Income.........................................      (77,896)        38,282        (54,671)
                                                             ----------     ----------     ----------
Other Comprehensive (Loss) Income, Net of Tax:
  Derivative Instruments:
     Transition Adjustment................................       (1,094)            --             --
     Derivative Loss, Net.................................       (3,476)            --             --
  Foreign Currency Translation Adjustments................       (5,571)       (13,620)            62
                                                             ----------     ----------     ----------
Comprehensive (Loss) Income...............................   $  (88,037)    $   24,662     $  (54,609)
                                                             ==========     ==========     ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                            RIVERWOOD HOLDING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (IN THOUSANDS OF DOLLARS)

                                                         YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                        DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                            2001            2000            1999
                                                        ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income.....................................    $(77,896)       $ 38,282        $(54,671)
Noncash Items Included in Net (Loss) Income:
  Depreciation and Amortization.......................     137,258         143,541         142,597
  Cumulative Effect of a Change in Accounting
     Principle........................................         499              --              --
  Extraordinary Loss on Early Extinguishment of
     Debt.............................................       8,724           2,117              --
  Deferred Income Taxes...............................      (1,247)         (2,538)           (586)
  Pension, Postemployment and Postretirement Benefits
     Expense, Net of Contributions....................       4,908           1,822           4,761
  Restructuring Credit................................          --          (2,600)             --
  Net Gain on Sale of Assets..........................          --         (71,554)             --
  Equity in Net Earnings of Affiliates, Net of
     Dividends........................................         710           1,727          (2,596)
  Amortization of Deferred Debt Issuance Costs........       7,564          10,261          10,268
  LIFO Valuation Adjustments..........................      12,335          (6,936)         (4,876)
  Other, Net..........................................       7,280              --           1,426
Net (Loss) of International Entities for the Month of
  December 1999 (See Note 2)..........................          --              --          (1,573)
Changes in Operating Assets & Liabilities, Net of
  Subsidiary Consolidated:
  Receivables.........................................      15,381          15,677         (16,884)
  Inventories.........................................     (14,394)          1,904         (12,426)
  Prepaid Expenses....................................       2,094          (3,181)         (2,242)
  Accounts Payable....................................      (3,852)          5,582         (13,674)
  Compensation and Employee Benefits..................     (11,614)         (7,606)        (10,642)
  Income Taxes........................................       2,731           1,024            (786)
  Other Accrued Liabilities...........................         993         (28,815)         (8,903)
  Other Noncurrent Liabilities........................      (1,875)            147         (12,552)
                                                          --------        --------        --------
Net Cash Provided by Operating Activities.............      89,599          98,854          16,641
                                                          --------        --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property, Plant and Equipment............     (57,670)        (62,062)        (66,018)
Payment for Acquisitions..............................          --         (12,500)             --
Payment for Settlement of Tax Matters Relating to the
  Merger..............................................     (29,500)             --              --
Cash Acquired of Subsidiary Consolidated..............      17,985              --              --
Proceeds from Sales of Assets, Net of Selling Costs...          --         205,714           5,324
Increase in Other Assets..............................      (3,305)         (3,849)         (7,062)
                                                          --------        --------        --------
Net Cash (Used in) Provided by Investing Activities...     (72,490)        127,303         (67,756)
                                                          --------        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (Decrease) Increase in Notes Payable..............     (93,727)        (72,290)         55,900
Payments on Debt......................................    (488,372)       (151,469)         (6,290)
Proceeds from Issuance of Debt........................     592,500              --              --
Increase in Debt Issuance Costs.......................     (18,983)             --              --
(Repurchases) Issuance of Redeemable Common Stock,
  Net.................................................         (60)            512              58
                                                          --------        --------        --------
Net Cash (Used in) Provided by Financing Activities...      (8,642)       (223,247)         49,668
                                                          --------        --------        --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH...............        (777)          1,399           1,715
                                                          --------        --------        --------
Net Increase in Cash and Equivalents..................       7,690           4,309             268
Cash and Equivalents at Beginning of Period...........      18,417          14,108          13,840
                                                          --------        --------        --------
CASH AND EQUIVALENTS AT END OF PERIOD.................    $ 26,107        $ 18,417        $ 14,108
                                                          ========        ========        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                            RIVERWOOD HOLDING, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                           (IN THOUSANDS OF DOLLARS)

                                            CAPITAL IN     RETAINED     CUMULATIVE    ACCUMULATED
                            NONREDEEMABLE   EXCESS OF      EARNINGS      CURRENCY     DERIVATIVE        TOTAL
                               COMMON          PAR       (ACCUMULATED   TRANSLATION   INSTRUMENTS   SHAREHOLDERS'
                                STOCK         VALUE        DEFICIT)     ADJUSTMENT       LOSS          EQUITY
                            -------------   ----------   ------------   -----------   -----------   -------------
BALANCES AT DECEMBER 31,
  1998....................       $75         $750,100     $(397,913)     $(15,493)      $    --       $336,769
  Net (Loss)..............        --               --       (54,671)           --            --        (54,671)
  Net (Loss) of
    International Entities
    for the Month of
    December 1999 (See
    Note 2)...............        --               --        (1,573)           --            --         (1,573)
  Currency Translation
    Adjustment............        --               --            --            62            --             62
  Adjustment to Redemption
    Value of Redeemable
    Common Stock, Net of
    (Repurchases)
    Issuance..............        --             (939)           --            --            --           (939)
                                 ---         --------     ---------      --------       -------       --------
BALANCES AT DECEMBER 31,
  1999....................        75          749,161      (454,157)      (15,431)           --        279,648
  Net Income..............        --               --        38,282            --            --         38,282
  Currency Translation
    Adjustment............        --               --            --       (13,620)           --        (13,620)
  Adjustment to Redemption
    Value of Redeemable
    Common Stock, Net of
    (Repurchases)
    Issuance..............        --             (348)           --            --            --           (348)
                                 ---         --------     ---------      --------       -------       --------
BALANCES AT DECEMBER 31,
  2000....................        75          748,813      (415,875)      (29,051)           --        303,962
  Net (Loss)..............        --               --       (77,896)           --            --        (77,896)
  Accumulated Derivative
    Instruments Loss......        --               --            --            --        (4,570)        (4,570)
  Currency Translation
    Adjustment............        --               --            --        (5,571)           --         (5,571)
  (Repurchases) Issuance
    of Redeemable Common
    Stock, Net............        --              (60)           --            --            --            (60)
                                 ---         --------     ---------      --------       -------       --------
BALANCES AT DECEMBER 31,
  2001....................       $75         $748,753     $(493,771)     $(34,622)      $(4,570)      $215,865
                                 ===         ========     =========      ========       =======       ========

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

(A) PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include all of the accounts of Riverwood Holding, Inc. and its majority-owned and controlled subsidiaries. The accompanying consolidated financial statements include the worldwide operations of the Coated Board segment which includes the paperboard, packaging, and packaging machinery businesses and the Containerboard segment. All significant transactions and balances between the consolidated operations have been eliminated.

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

                            RIVERWOOD HOLDING, INC.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

(C) INVENTORIES

     Inventories are stated at the lower of cost or market. Cost of inventories is determined principally on the last-in, first-out ("LIFO") basis. Average cost basis is used to determine the cost of supplies inventories. Inventories are stated net of an allowance for slow-moving and obsolete inventory.

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

     Costs directly associated with the development and testing of computer information systems for internal use are deferred and included in property, plant and equipment. Such costs are amortized on a straight-line basis over the expected useful life of 5 years. Costs indirectly associated with such projects and ongoing maintenance costs are expensed as incurred. A total of $1.4 million and $1.8 million in costs relating to software development were capitalized in 2001 and 2000, respectively, and were included in property, plant and equipment at December 31, 2001 and December 31, 2000.

     Interest is capitalized on major projects. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Capitalized interest was approximately $2.1 million, $1.3 million, and $1.4 million in the years ended December 31, 2001, 2000, and 1999, respectively.

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

     Goodwill is amortized on a straight-line basis over 40 years. The cost of patents, licenses and trademarks is amortized on a straight-line basis over 15 to 20 years. The related amortization expense is included in Other Expense (Income), Net. The Company assesses goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, the Company

                            RIVERWOOD HOLDING, INC.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

projects future cash flows, undiscounted and before interest, over the remaining life of the goodwill. If these projected cash flows are less than the carrying amount of the goodwill, an impairment would be recognized, resulting in a write down of goodwill with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amount of the goodwill and the undiscounted future cash flows before interest (see Note 26).

(F) INTERNATIONAL CURRENCY

     The functional currency for most of the international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to Shareholders' Equity. Gains and losses on foreign currency transactions are included in Other Expense (Income), Net for the period in which the exchange rate changes.

     The Company enters into forward exchange contracts to hedge certain foreign currency denominated exposures and option contracts to hedge anticipated transactions denominated in foreign currency. Realized and unrealized gains and losses on these contracts are included in Other Expense (Income), Net. The discount or premium on an option or forward exchange contract is included in the measurement of the basis of the related foreign currency transaction when recorded.

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

(H) REVENUE RECOGNITION

     The Company recognizes revenue when pervasive evidence of a sales arrangement exists, delivery has occurred, the price to the buyer is fixed and determinable, and the collectibility of the sales price is reasonably assured which is primarily when goods are shipped to customers. Revenues from packaging machinery use agreements received in advance are recognized on a straight-line basis over the term of the agreements. Customer returns and allowances have been provided for based on estimates.

(I) SHIPPING AND HANDLING COSTS

     During 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." Previously, the Company recognized shipping and handling costs as a reduction to Net Sales. EITF 00-10 requires shipping and handling costs to be included in Cost of Sales. Accordingly, shipping and handling costs have been reclassified to Cost of Sales for all periods presented. Such costs totaled approximately $64.9 million in 2001, $63.7 million in 2000 and $62.0 million in 1999.

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

(K) ENVIRONMENTAL REMEDIATION RESERVES

     The Company records accruals for environmental obligations based on estimates developed in consultation with environmental consultants and legal counsel. Accruals for environmental liabilities are established in accordance with the American Institute of Certified Public Accountants Statement of Position 96-1, "Environmental Remediation Liabilities." The Company records a liability at the time when it is probable and can be reasonably estimated. Such liabilities are not reduced for potential recoveries from insurance carriers. Costs of future expenditures are not discounted to their present value.

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

NOTE 3 -- RECEIVABLES

     The components of receivables at December 31 were as follows:

(IN THOUSANDS OF DOLLARS)                                       2001        2000
-------------------------                                     --------    --------
Trade.......................................................  $137,462    $136,192
Less, allowance.............................................     3,416       2,769
                                                              --------    --------
                                                               134,046     133,423
Other.......................................................     6,053       4,272
                                                              --------    --------
                                                              $140,099    $137,695
                                                              ========    ========

NOTE 4 -- FINANCIAL INSTRUMENTS

     The Company has financial instruments which include foreign currency option and forward exchange contracts and interest rate swap agreements. These instruments involve, to varying degrees, elements of market and credit risk in excess of the amounts recognized in the Consolidated Balance Sheets. The Company does not hold or issue such financial instruments for trading purposes.

     The Company enters into forward exchange contracts to effectively hedge substantially all accounts receivable and certain accounts payable resulting from transactions denominated in foreign currencies. The purpose of the forward exchange contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from the collection of the hedged accounts receivable or payment of the hedged accounts payable will be adversely affected by changes in exchange rates. At December 31, 2001 and 2000, the Company had various foreign currency forward exchange contracts, with maturities ranging up to one year. When aggregated and measured in U.S. dollars at year-end exchange rates, the notional amount of these

                            RIVERWOOD HOLDING, INC.

NOTE 4 -- FINANCIAL INSTRUMENTS -- (CONTINUED)

forward currency exchange contracts totaled approximately $20.0 million and $29.7 million at December 31, 2001 and 2000, respectively. Generally, unrealized gains and losses resulting from these contracts are recognized currently in operations and approximately offset corresponding unrealized gains and losses recognized on the hedged accounts receivable or accounts payable.

     During 2001 and 2000, the Company entered into option contracts and forward exchange contracts to hedge certain anticipated foreign currency transactions. The purpose of the option contracts and forward exchange contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from anticipated foreign currency transactions will be adversely affected by changes in exchange rates. At December 31, 2001, no option contracts existed. At December 31, 2000, various option contracts existed, which expired on various dates through the year 2001. When measured in U.S. dollars at year-end exchange rates, the year 2000 notional amount of the purchased option contracts totaled approximately $37.1 million. Gains and losses, if any, related to these contracts are recognized in income when the anticipated transaction affects income. As of December 31, 2001 and 2000, when aggregated and measured in U.S. dollars at year-end exchange rates, the notional amount of these forward exchange contracts totaled approximately nil and $33.4 million, respectively.

     The Company uses interest rate swap agreements to fix a portion of its variable rate Term Loan Facility to a fixed rate in order to reduce the impact of interest rate changes on future income. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense related to the debt. At December 31, 2001, the Company had interest rate swap agreements with a notional amount of $225 million, which expire on various dates through the year 2002, under which the Company will pay fixed rates of
4.75 percent to 6.53 percent and receive three-month LIBOR. At December 31, 2000, the Company had interest rate swap agreements with a notional amount of $200 million, which expire on various dates through the year 2002, under which the Company paid fixed rates of 6.53 percent to 6.92 percent and receive three-month LIBOR.

     The Company's customers are not concentrated in any specific geographic region, but are concentrated in certain industries. Customers of the Coated Board business segment include the beverage and packaged foods industries. Customers of the Containerboard business segment include integrated and non-integrated containerboard converters. During 2001, the Company had one customer who accounted for approximately 13 percent of the Company's net sales and another customer who accounted for approximately 11 percent of the Company's net sales. During 2000, the Company had two customers who each accounted for approximately 11 percent of the Company's net sales. During 1999, one customer accounted for approximately 11 percent of the Company's net sales. There were no significant accounts receivable from a single customer at December 31, 2001 or 2000. The Company reviews a customer's credit history before extending credit. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

     The Company enters into fixed price natural gas contracts designed to effectively hedge prices for a substantial portion of its natural gas requirements at its two U.S. mills. The purpose of the fixed price natural gas contracts is to eliminate or reduce price risk with a focus on making cash flows more predictable. As of December 31, 2001, the Company had entered into contracts to hedge substantially all of its natural gas requirements for its two U.S. mills through December 31, 2002. The contract price and fair value of these natural gas contracts was approximately $22.3 million and $14.9 million, respectively. These contracts are not accounted for as derivative instruments under Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities ("SFAS No. 133"), as they qualify for the normal purchase exemption.

                            RIVERWOOD HOLDING, INC.

NOTE 4 -- FINANCIAL INSTRUMENTS -- (CONTINUED)

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

  INTEREST RATE SWAP AGREEMENTS

     The fair value of interest rate swap agreements is based on quoted market prices by counter parties.

     The carrying amounts and estimated fair value of the Company's financial instruments as of December 31 were as follows:

                                                2001                      2000
                                       -----------------------   -----------------------
                                        CARRYING       FAIR       CARRYING       FAIR
(IN THOUSANDS OF DOLLARS)               AMOUNTS       VALUE       AMOUNTS       VALUE
-------------------------              ----------   ----------   ----------   ----------
Nontrade receivables.................  $    6,053   $    6,053   $    4,272   $    4,272
Short-term borrowings................  $   10,075   $   10,075   $   15,192   $   15,192
Long-term debt.......................  $1,524,824   $1,556,045   $1,517,597   $1,473,433
Currency forward exchange
  contracts..........................  $      212   $      212   $      686   $      686
Currency option contracts............  $       --   $       --   $    1,027   $      528
Interest rate swap contracts.........  $   (5,389)  $   (5,389)  $       --   $   (1,094)

NOTE 5 -- INVENTORIES

     The major classes of inventories at December 31 were as follows:

(IN THOUSANDS OF DOLLARS)                                       2001       2000
-------------------------                                     --------   --------
Finished goods..............................................  $ 87,728   $ 88,101
Work-in progress............................................    12,194      9,967
Raw materials...............................................    45,656     40,374
Supplies....................................................    35,727     37,530
                                                              --------   --------
                                                              $181,305   $175,972
                                                              ========   ========

     Inventories in the amount of $38.9 million and $37.7 million at December 31, 2001 and 2000, respectively, were valued using the first-in, first-out ("FIFO") or average cost method. The balance of the inventories was valued using the LIFO method. The shortage of FIFO values over amounts for financial reporting purposes (LIFO) was $5.9 million and $14.8 million at December 31, 2001 and 2000, respectively. During the years ended December 31, 2001, 2000 and 1999, the Company recognized a charge (credit) relating to LIFO valuation of $12.3 million, $(6.9) million, and $(4.9) million, respectively.

     In connection with the Merger, the Company adjusted its inventory balances to its estimated fair value which resulted in a write-up to inventory of approximately $13.6 million and is being charged to cost of sales

                            RIVERWOOD HOLDING, INC.

NOTE 5 -- INVENTORIES -- (CONTINUED)

when the March 27, 1996 LIFO base inventory layers are liquidated. There was no write-up of inventories charged to cost of sales during the three years in the period ended December 31, 2001. At December 31, 2001 and 2000, $11.5 million of the write-up remained in Inventory on the Consolidated Balance Sheets.

NOTE 6 -- INVESTMENTS IN NET ASSETS OF EQUITY AFFILIATES

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

     During 2001 and 2000, the Company received dividends from its equity investments other than Igaras totaling $0.6 million and $0.5 million, respectively, net of taxes of $0.1 million and $0.1 million, respectively.

     Effective January 1, 2001, the Company consolidated into its financial statements the accounts of Rengo Riverwood Packaging, Ltd. ("Rengo"), the Company's Japanese joint venture, since the Company has the ability to exercise control over Rengo's operating and financial policies. The consolidation of Rengo contributed approximately $47 million in Net Sales.

NOTE 7 -- OTHER ASSETS

     Other Assets included intangible assets at December 31, and consisted of the following:

(IN THOUSANDS OF DOLLARS)                                        2001       2000
-------------------------                                      --------   --------
Patents, licenses and trademarks............................   $ 67,148   $ 66,314
Less, accumulated amortization..............................    (20,353)   (16,628)
                                                               --------   --------
                                                                 46,795     49,686
Deferred debt issuance costs, net...........................     32,385     29,713
Pension assets..............................................     13,594     14,431
Capitalized spare parts.....................................     23,303     21,717
Deferred design costs.......................................      1,985      3,025
Other.......................................................      8,388      7,301
                                                               --------   --------
                                                               $126,450   $125,873
                                                               ========   ========

NOTE 8 -- SHORT-TERM DEBT

     Short-Term Debt at December 31, consisted of the following:

(IN THOUSANDS OF DOLLARS)                                       2001      2000
-------------------------                                      -------   -------
Short-term borrowings.......................................   $10,075   $15,192
Current portion of long-term debt...........................     1,742       716
                                                               -------   -------
                                                               $11,817   $15,908
                                                               =======   =======

                            RIVERWOOD HOLDING, INC.

NOTE 8 -- SHORT-TERM DEBT -- (CONTINUED)

     Short-term borrowings are principally at the Company's international subsidiaries. The weighted average interest rate on Short-term borrowings as of December 31, 2001 and 2000 was 3.4 percent and 2.6 percent, respectively.

     In connection with the Merger, the Company called $125 million of Convertible Subordinated Notes, of which $0.2 million was not redeemed at December 31, 2001 and 2000, and is included in Current portion of long-term debt.

NOTE 9 -- COMPENSATION AND EMPLOYEE BENEFITS

     Accruals for future compensated employee absences, principally vacation, were $12.1 million and $11.4 million at December 31, 2001 and 2000, respectively, and were included in Compensation and Employee Benefits on the Consolidated Balance Sheets.

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

     On June 21, 2001, the Company completed an offering of $250 million principal amount of 10 5/8 percent Senior Notes due 2007 (the "Initial 2001 Notes"). The Initial 2001 Notes were sold at a price of 103 percent of par. The proceeds from this offering of approximately $251.5 million, net of approximately $6 million of transaction fees and expenses, were applied to prepay a portion of the outstanding borrowings under the Term

                            RIVERWOOD HOLDING, INC.

NOTE 10 -- LONG-TERM DEBT -- (CONTINUED)

Loan Facility. During the second quarter of 2001, the Company recorded a non-cash, extraordinary charge to earnings of approximately $2.8 million, net of tax of nil, related to the write-off of the applicable portion of deferred debt issuance costs on the term loans. In connection with this offering, on June 6, 2001, the Company entered into Amendment No. 6 to the Credit Agreement. The amendment modified certain financial and other covenants, including minimum EBITDA (as defined in the Credit Agreement) requirements, in the Credit Agreement to reflect recent financial results and market and operating conditions. A registration statement under the Securities Act registering senior notes of the Company identical in all material respects to the Initial 2001 Notes (the "Exchange 2001 Notes") offered in exchange for the Initial 2001 Notes became effective on August 27, 2001. On October 5, 2001, the Company completed its exchange offer of the Initial 2001 Notes for the Exchange 2001 Notes. The Initial 2001 Notes and the Exchange 2001 Notes are referred to herein as the 2001 Notes.

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

                            RIVERWOOD HOLDING, INC.

NOTE 10 -- LONG-TERM DEBT -- (CONTINUED)

     The financial covenants in the 2001 Senior Secured Credit Agreement specify, among other things, the following requirements for each four quarter period ended during the following test periods:

                                                         CONSOLIDATED        CONSOLIDATED
                                                      DEBT TO EBITDA(A)    INTEREST EXPENSE
TEST PERIOD                                             LEVERAGE RATIO          RATIO
-----------                                           ------------------   ----------------
September 30, 2001 -- December 30, 2002.............     5.85 to 1.00        1.75 to 1.00
December 31, 2002 -- December 30, 2003..............     5.50 to 1.00        2.00 to 1.00
December 31, 2003 -- December 30, 2004..............     5.00 to 1.00        2.10 to 1.00
December 31, 2004 -- December 30, 2005..............     4.70 to 1.00        2.25 to 1.00
December 31, 2005 -- December 30, 2006..............     4.40 to 1.00        2.25 to 1.00

---------------

Note:
(a) EBITDA as defined in the 2001 Senior Secured Credit Agreement

     At December 31, 2001, the Company was in compliance with the financial covenants in the 2001 Senior Secured Credit Agreement. The Company's ability to comply in future periods with the financial covenants in the 2001 Senior Secured Credit Agreement will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company's control and will be substantially dependent on the selling prices for the Company's products, raw material and energy costs, and the Company's ability to successfully implement its overall business and profitability strategies. If a violation of any of the covenants occurred, the Company would attempt to get a waiver or an amendment from its lenders, although no assurance can be given that the Company would be successful in this regard. The 2001 Senior Secured Credit Agreement and the indentures governing the 1996 Notes, 1997 Notes and 2001 Notes have covenants as well as certain cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions.

     At December 31, 2001, the Company and its U.S. and international subsidiaries had the following amounts available under revolving credit facilities:

                                                                     TOTAL AMOUNT
                                                     TOTAL AMOUNT   OUTSTANDING AT     TOTAL AMOUNT
                                                          OF         DECEMBER 31,      AVAILABLE AT
(IN THOUSANDS OF DOLLARS)                            COMMITMENTS         2001        DECEMBER 31, 2001
-------------------------                            ------------   --------------   -----------------
Revolving Facility.................................    $300,000        $35,429           $264,571
International Facilities...........................      14,581         10,015              4,566
                                                       --------        -------           --------
                                                       $314,581        $45,444           $269,137
                                                       ========        =======           ========

     The Company anticipates pursuing additional working capital financing for its foreign operations as necessary. The Company believes that cash generated from operations, together with amounts available under its 2001 Revolving Facility and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs until the maturity of the 2001 Revolving Facility, although no assurance can be given in this regard. The Company's future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements, will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control and will be substantially dependent on the selling prices for the Company's products, raw material and energy costs, and the Company's ability to successfully implement its overall business and profitability strategies.

                            RIVERWOOD HOLDING, INC.

NOTE 10 -- LONG-TERM DEBT -- (CONTINUED)

     Long-Term Debt at December 31 consisted of the following:

(IN THOUSANDS OF DOLLARS)                                        2001         2000
-------------------------                                     ----------   ----------
Senior Notes with interest payable semi-annually at 10.625
  percent, payable in 2007..................................  $  250,000   $  250,000
Senior Notes with interest payable semi-annually at 10.25
  percent, payable in 2006..................................     250,000      250,000
Senior Subordinated Notes with interest payable
  semi-annually at 10.875 percent, payable in 2008..........     400,000      400,000
Senior Secured Term Loan Facility with interest payable at
  various dates less than one year at floating rates (9.25
  percent to 10.25 percent at December 31, 2000)............          --      488,118
Senior Secured Term Loan Facility with interest payable at
  various dates less than one year at floating rates (4.85
  percent at December 31, 2001), payable through 2005.......     335,000           --
Senior Notes with interest payable semi-annually at 10.625
  percent, payable in 2007..................................     250,000           --
Senior Secured Revolving Facility with interest payable at
  various dates less than one year at floating rates (4.67
  percent to 6.5 percent at December 31, 2001) payable in
  2005......................................................      35,150           --
Senior Secured Revolving Facility with interest payable at
  various dates less than one year at floating rates (9.14
  percent to 10.5 percent at December 31, 2000).............          --      124,550
Senior Subordinated Notes with interest payable
  semi-annually at 11.25 percent, payable in 2002...........         804          804
Convertible Subordinated Notes with interest payable
  semi-annually at 6.75 percent, payable in 2002,
  convertible beginning March 27, 1996......................         209          209
Pollution control revenue bonds with interest payable
  semi-annually at 6.25 percent, payable through 2007.......       1,000        1,000
International Notes payable to banks with interest payable
  at various dates at interest rates of 7.79 percent to 10.0
  percent at December 31, 2001, payable through 2004........         533           99
Capitalized leases with interest payable of 3.6 percent,
  payable through 2005......................................       2,099        2,785
Other.......................................................          29           32
                                                              ----------   ----------
                                                               1,524,824    1,517,597
Less, current portion.......................................       1,742          716
                                                              ----------   ----------
                                                              $1,523,082   $1,516,881
                                                              ==========   ==========

     The 2001 Term Loan Facility and the 2001 Revolving Facility were collateralized by substantially all of the net assets (including the capital stock of certain international subsidiaries) of the Company.

                            RIVERWOOD HOLDING, INC.

NOTE 10 -- LONG-TERM DEBT -- (CONTINUED)

     Long-term debt maturities and expirations of funded long-term working capital commitments at December 31, 2001, were as follows:

(IN THOUSANDS OF DOLLARS)
-------------------------
2002........................................................  $    1,742
2003........................................................      75,769
2004........................................................      75,779
2005........................................................     220,506
2006........................................................     250,000
After 2006..................................................     901,028
                                                              ----------
                                                              $1,524,824
                                                              ==========

NOTE 11 -- REDEEMABLE COMMON STOCK

     During the nine months ended December 31, 1996, Holding completed an offering of Holding Common Stock to certain members of management and key employees of the Company. As of December 31, 1996, the Company had issued 111,900 shares of Holding Class A Common Stock to Management Investors at fair value for gross cash proceeds of $11.2 million. During 2000, the Company issued 5,000 shares of additional Redeemable Common Stock to Management Investors at fair value for gross cash proceeds of $0.6 million. The common stock held by Management Investors is mandatorily redeemable at fair market value as determined by the Executive Committee of the Board of Directors and in certain circumstances the Management Investors can require the Company to repurchase the Holding Class A Common Stock. These shares are classified as Redeemable Common Stock on the Consolidated Balance Sheets and are carried at their redemption value at December 31, 2001. Accordingly, during 2001 and 2000, the Company recorded a charge to Capital in Excess of Par Value of nil and $0.3 million, respectively, due to a change in the redemption value from the beginning of the year compared to the end of the year as determined considering a wide variety of factors including a valuation report from an independent outside firm and approved by the Executive Committee of the Board of Directors. During 2001 and 2000, the Company repurchased 3,000 and 450 shares of Redeemable Common Stock at a weighted average price of $120.00 per share and $106.67 per share, respectively.

     In connection with the issuance of Redeemable Common Stock to Management Investors, the Company has guaranteed loans, with full recourse, from a bank to certain Management Investors totaling approximately $0.3 million and $0.7 million at December 31, 2001 and 2000, respectively.

NOTE 12 -- NONREDEEMABLE COMMON STOCK

     On March 27, 1996, Holding completed an offering of 7,000,000 shares of Class A Common Stock with a par value of $0.01 per share to certain institutional investors for $700 million. Total Class A Common Stock authorized for issuance at December 31, 2001 was 9,000,000 shares, of which amount 7,067,180 shares were outstanding, including 67,180 shares issued to Management Investors as Redeemable Common Stock (see Note 11). Also on March 27, 1996, Holding completed an offering of 500,000 shares of Class B Common Stock with a par value of $0.01 per share to an institutional investor for $50 million. Total Class B Common Stock, which is non-voting, authorized for issuance at December 31, 2001 was 3,000,000 shares, of which 500,000 shares were outstanding.

                            RIVERWOOD HOLDING, INC.

NOTE 13 -- STOCK INCENTIVE PLANS

     In 1996, the Company developed a Long-Term Incentive Plan (LTP) designed to provide certain key executives and management options to purchase shares of redeemable Class A Common Stock. Additionally, in 1999 the Company developed a Supplemental Long-Term Incentive Plan (SLTP) to provide additional options to certain key executives and management. The following table summarizes information pertaining to options outstanding and exercisable at December 31, 2001:

                                              GRANTED                                 EXERCISABLE
                                              WEIGHTED                                 WEIGHTED
                                              AVERAGE                                   AVERAGE
                                  NUMBER      EXERCISE    VESTING        NUMBER        EXERCISE
                                OUTSTANDING    PRICE     REFERENCE   EXERCISABLE(8)      PRICE
PLAN GRANT DATE                 -----------   --------   ---------   --------------   -----------
----
----------
LTP        November 2000......      4,800      $  115       (1)           1,600         $  115
SLTP       November 2000......      5,000         115       (2)           1,667            115
SLTP       May-Dec, 1999......    180,500         100       (3)          81,929            100
LTP        June-Dec, 1999.....     50,200         100       (4)          14,480            100
LTP        August 1998........     22,500         100       (5)           9,600            100
LTP        March 1997.........    225,000          75       (6)         172,833             75
LTP        June 1996..........     57,410         100       (7)          50,660            100
                                  -------      ------                   -------         ------
               Total..........    545,410      $89.96                   332,769         $87.16
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

(4) 35,600 of the options will vest in five equal annual installments on each of the first five anniversaries of the date of grant, subject to continuous employment. The remaining 14,600 options vest on the date that the Company achieves certain financial targets. Should those options not vest as described above, they will vest assuming the employee is still employed at the Company, nine years and six months following the date of grant.

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

                            RIVERWOOD HOLDING, INC.

NOTE 13 -- STOCK INCENTIVE PLANS -- (CONTINUED)

(7) 50,660 of the options will vest in five equal annual installments on the first five anniversaries of the date of grant, subject to continuous employment. The remaining 6,750 options vest on the date that the Company achieves certain financial targets. Should those options not vest as described above, they will vest assuming the employee is still employed at the Company, nine years and six months following the date of grant.

(8) As of December 31, 2000 and 1999, there was exercisable options in the amount of 277,397 and 157,241, respectively.

     A summary of option activity during the three years ended December 31, 2001 is as follows:

                                                              SHARES    EXERCISE PRICE
                                                              -------   --------------
Outstanding -- December 31, 1998............................  348,346      $  83.85
  Granted...................................................  237,300        100.00
  Exercised.................................................   (6,000)      (100.00)
  Canceled..................................................  (25,736)      (100.00)
                                                              -------      --------
Outstanding -- December 31, 1999............................  553,910      $  89.84
  Granted...................................................   13,000        115.00
  Exercised.................................................       --            --
  Canceled..................................................   (1,700)      (100.00)
                                                              -------      --------
Outstanding -- December 31, 2000............................  565,210      $  90.39
  Granted...................................................       --            --
  Exercised.................................................   (7,069)      (120.00)
  Canceled..................................................  (12,731)      (103.77)
                                                              -------      --------
Outstanding -- December 31, 2001............................  545,410      $  89.70
                                                              =======      ========

     The weighted average contractual life of the outstanding options at December 31, 2001, is 6 years. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the Stock Options. Accordingly, the Company recognizes compensation expense for Stock Options when the exercise price is less than the related fair value at the date of grant or when the performance criteria is met. During the years ended December 31, 2001, 2000 and 1999, the Company recognized compensation expense of $1.5 million, $1.8 million, and $0.7 million, respectively, related to Stock Options. Had compensation expense for the Company's grants of Stock Options been determined in accordance with Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company's Net (Loss) Income for the years ended December 31, 2001, 2000, and 1999, would have been approximately $(78.3) million, $37.8 million, and $(57.0) million, respectively. The weighted average fair value of the stock options was estimated to be $30.91 per option on the date of grant for stock options granted in 2000, and $28.03 per option on the date of grant for stock options granted in 1999. The Company used the Black-Scholes option-pricing model to value the Stock Options with the following assumptions: dividend yield of zero, no volatility, risk-free interest rates ranging from 5.304 to 6.75 percent, a zero forfeiture rate and an expected life of 3 to 10 years.

                            RIVERWOOD HOLDING, INC.

NOTE 14 -- CURRENCY TRANSLATION ADJUSTMENT

     An analysis of changes in the Cumulative Currency Translation Adjustment included in Shareholders' Equity at December 31 was as follows:

(IN THOUSANDS OF DOLLARS)                                2001       2000       1999
-------------------------                              --------   --------   --------
Cumulative currency translation adjustment at
  beginning of period................................  $(29,051)  $(15,431)  $(15,493)
Currency translation adjustments.....................    (5,571)   (13,620)        62
                                                       --------   --------   --------
                                                       $(34,622)  $(29,051)  $(15,431)
                                                       ========   ========   ========

NOTE 15 -- CONTINGENCIES AND COMMITMENTS

     Total rental expense was approximately $10.4 million, $11.7 million, and $16.6 million for the years ended December 31, 2001, 2000, and 1999.

     At December 31, 2001, total commitments of the Company under long-term, non-cancelable contracts were as follows:

                                                                PAYMENT DUE BY PERIOD
                                            --------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                     LESS THAN
(IN THOUSANDS OF DOLLARS)                    1 YEAR     1-3 YEARS   4-5 YEARS   AFTER 5 YEARS     TOTAL
-------------------------                   ---------   ---------   ---------   -------------   ----------
Long-Term Debt............................  $   1,742   $151,548    $470,506      $901,028      $1,524,824
Operating Leases..........................     13,821     17,975       2,588           946          35,330
Unconditional Purchase Obligations........     31,345     16,373      14,693        69,556         131,967
                                            ---------   --------    --------      --------      ----------
          Total Contractual Cash
            Obligations...................  $  46,908   $185,896    $487,787      $971,530      $1,692,121
                                            =========   ========    ========      ========      ==========

     As of December 31, 2001, the Company had approximately 4,100 employees worldwide (excluding employees of joint ventures), approximately 3,000 of whom were members of unions and covered by collective bargaining agreements.

     The Company is committed to compliance with all applicable foreign, federal, state and local environmental laws and regulations. Environmental law is, however, dynamic rather than static. As a result, costs, which are unforeseeable at this time, may be incurred when new laws are enacted, and when environmental agencies adopt or revise rules and regulations.

     In 1998, the U.S. Environmental Protection Agency adopted regulations (generally referred to as the "cluster rules") that mandate more stringent controls on air and water discharges from the United States pulp and paper mills. The Company estimates that the capital spending that may be required to comply with the cluster rules could reach $55 million to be spent at its two U.S. paper mills over a seven-year period that began in 2000. The Company estimates that it has spent approximately one-third of that amount for such compliance.

     In late 1995, the Louisiana Department of Environmental Quality ("DEQ") notified the Predecessor of potential liability for the remediation of hazardous substances at a wood treatment site in Shreveport, Louisiana that the Predecessor or its predecessors previously operated, and at a former oil refinery site in Caddo Parish, Louisiana which is on land that the Company previously owned. In response to these notices, the Company has provided additional information concerning these sites and has commenced its own evaluation of any claims and remediation liabilities for which it may be responsible. Subsequent to receipt in May 1996 of a Special Demand Letter from DEQ to remediate the site in Shreveport, the Company performed a soil and groundwater investigation at the site pursuant to an agreement with DEQ. In August 2001, the Company entered into a Cooperative Agreement for Remedial Action with DEQ and the landowners of the site, as well as a Mutual Release and Settlement Agreement with the landowners. Under the Cooperative Agreement, the Company will develop the remedial design and carry out the specified remediation at the site. The Company has engaged a qualified contractor and expects completion of the work by the end of 2002. In September 1996, the Company received a Special Demand Letter from DEQ to remediate the site in Caddo Parish. The Company performed a waste inventory and treatability study at the site and subsequently met with DEQ in October 1999. On July 6, 2000, the Company and DEQ entered into a

                            RIVERWOOD HOLDING, INC.

NOTE 15 -- CONTINGENCIES AND COMMITMENTS -- (CONTINUED)

Settlement Agreement that describes in detail the remedial actions necessary for the Company to obtain full release of all future liability at this site. The Company has contracted with a vendor to perform the remedial actions as outlined in the Settlement Agreement and the work is currently proceeding. The Company no longer owns the site since transferring the property to another entity on October 22, 2000. The Company anticipates the remedial actions outlined in the Settlement Agreement will be completed during the second quarter of 2002 and, at that time, expects to be relieved of any future liability.

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

     The Company has been a plaintiff in actions against The MeadWestvaco Corporation, successor by merger to The Mead Corporation, and R.A. Jones claiming infringement of the Company's patents for its packaging machines. The patents in suit were found infringed but invalid by a jury in a trial against R.A. Jones in August 2001. This finding of invalidity has been appealed to the Court of Appeals for The Federal Circuit. The suit against MeadWestvaco was dismissed by mutual agreement pending the outcome of the appeal of the decision in the case against R.A. Jones.

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

     The State of Louisiana completed its audit of the Company's tax return for the period ended March 27, 1996 and on May 9, 2000, the Company received a Notice of Proposed Tax Due for this period in the amount of $47.6 million in tax plus statutory interest. On October 12, 2001, the Company entered into a settlement agreement with the Louisiana Department of Revenue to pay $29.5 million to the State of Louisiana to settle all Louisiana state income tax issues (tax and interest) related to the period ended March 27, 1996 and the nine month period ended December 31, 1996. As required by accounting principles generally accepted in the United States of America, the Company recorded the settlement as an increase to Goodwill, Net of Accumulated Amortization. The Company made this payment on October 25, 2001 using funds borrowed under its revolving credit facility. See Consolidated Statements of Cash Flows.

                            RIVERWOOD HOLDING, INC.

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

(A) PENSION EXPENSE

     The pension expense related to the Hourly plan and Salaried plan consisted of the following:

                                                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                             2001           2000           1999
-------------------------                         ------------   ------------   ------------
Components of net periodic pension cost
  (credit):
  Service cost..................................    $  5,142       $  4,806       $  5,395
  Interest cost.................................      16,106         15,444         14,231
  Expected return on plan assets................     (21,019)       (22,101)       (20,454)
  Amortizations:
     Prior service cost.........................       1,029          1,026          1,023
     Actuarial (gain)/loss......................         (10)        (2,039)            53
                                                    --------       --------       --------
  Net periodic pension cost (credit)............    $  1,248       $ (2,864)      $    248
                                                    ========       ========       ========

     Certain assumptions used in determining the pension expense related to the Hourly plan and Salaried plan were as follows:

                                                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      2001           2000           1999
                                                  ------------   ------------   ------------
Assumptions:
  Discount rate.................................      7.50%          7.50%          6.50%
  Rate of increase in future compensation
     levels.....................................      4.50%          4.50%          4.50%
Expected long-term rate of return on plan
  assets........................................      8.50%          8.50%          8.50%

                            RIVERWOOD HOLDING, INC.

(B) FUNDED STATUS

     The funded status of the Company's U.S. Hourly plan and Salaried plan as of December 31, were as follows:

(IN THOUSANDS OF DOLLARS)                                       2001       2000
-------------------------                                     --------   --------
Change in benefit obligation:
  Benefit obligation at beginning of year...................  $220,881   $206,445
  Service cost..............................................     5,142      4,806
  Interest cost.............................................    16,106     15,444
  Actuarial (gain) loss.....................................      (504)     6,085
  Amendments................................................       130      1,423
  Benefits paid.............................................   (13,511)   (13,322)
                                                              --------   --------
  Benefit obligation at end of year.........................  $228,244   $220,881
                                                              ========   ========
Change in plan assets:
  Fair value of plan assets at beginning of year............  $253,831   $266,455
  Actual return on plan assets..............................   (12,783)       670
  Employer contributions....................................        29         28
  Benefits paid.............................................   (13,511)   (13,322)
                                                              --------   --------
  Fair value of plan assets at end of year..................  $227,566   $253,831
                                                              ========   ========
  Plan assets (less than) in excess of projected benefit
     obligation.............................................  $   (678)  $ 32,950
  Unrecognized net actuarial loss (gain)....................     9,252    (24,055)
  Unrecognized prior service cost...........................     2,206      3,105
                                                              --------   --------
  Net amount recognized.....................................  $ 10,780   $ 12,000
                                                              ========   ========
Amounts recognized in the Consolidated Balance Sheets
  consist of:
  Prepaid pension cost......................................  $ 13,601   $ 14,468
  Accrued pension liability.................................    (2,821)    (2,468)
                                                              --------   --------
  Net amount recognized.....................................  $ 10,780   $ 12,000
                                                              ========   ========
Assumptions:
  Discount rate.............................................      7.50%      7.50%
  Rates of increase in future compensation levels...........      4.50%      4.50%

                            RIVERWOOD HOLDING, INC.

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

     The pension expense related to the international plans consisted of the following:

                                                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                             2001           2000           1999
-------------------------                         ------------   ------------   ------------
Components of net periodic pension cost:
  Service cost..................................    $   431        $ 1,229        $ 1,647
  Interest cost.................................      5,210          4,697          4,788
  Expected return on plan assets................     (5,485)        (5,384)        (5,406)
  Amortizations:
     Actuarial loss.............................      2,072             --          1,947
                                                    -------        -------        -------
  Net periodic pension cost.....................    $ 2,228        $   542        $ 2,976
                                                    =======        =======        =======
Assumptions:
  Discount rate.................................       5.75%          5.50%          5.50%
  Rates of increase in future compensation
     levels.....................................       4.00%          4.00%          4.00%
  Expected long-term rate of return on plan
     assets.....................................       6.00%          6.00%          6.50%

     Approximately 295 employees participate in a multi-employer pension plan that provides defined benefits to employees under certain union-employer organization agreements. Pension expense for this plan was $3.5 million, $4.0 million, and $4.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Effective March 31, 2001, the Company's Defined Benefit Pension Plan in the U.K. (the "U.K. Plan") was curtailed. No curtailment gain was recorded as the unrecognized net loss of the U.K. Plan at March 31, 2001 exceeded any gain calculated as a result of the curtailment. Effective March 31, 2001, the Company began a defined contribution savings plan in the U.K. to replace the curtailed U.K. Plan.

                            RIVERWOOD HOLDING, INC.

(B) FUNDED STATUS

     The following table sets forth the funded status of the international pension plans as of December 31:

(IN THOUSANDS OF DOLLARS)                                       2001       2000
-------------------------                                     --------   --------
Change in benefit obligation:
  Benefit obligation at beginning of year...................  $101,529   $ 93,887
  Service cost..............................................       431      1,229
  Interest cost.............................................     5,210      4,697
  Plan participants contributions...........................       173        536
  Amendments................................................        --         --
  Actuarial (gain) loss.....................................    (6,431)     4,461
  Benefits paid.............................................    (4,358)    (3,281)
                                                              --------   --------
  Benefit obligation at end of year.........................  $ 96,554   $101,529
                                                              ========   ========
Change in plan assets:
  Fair value of plan assets at beginning of year............  $ 97,003   $ 96,784
  Actual return on plan assets..............................    (5,524)       490
  Employer contributions....................................     2,382      2,474
  Plan participants contributions...........................       173        536
  Benefits paid.............................................    (4,358)    (3,281)
                                                              --------   --------
  Fair value of plan assets at end of year..................  $ 89,676   $ 97,003
                                                              ========   ========
  Plan assets less than projected benefit obligation........  $ (6,878)  $ (4,526)
  Unrecognized net actuarial loss...........................     8,099      5,909
                                                              --------   --------
  Net amount recognized.....................................  $  1,221   $  1,383
                                                              ========   ========
Amounts recognized in the Consolidated Balance Sheets
  consist of:
  Prepaid pension cost......................................  $  1,221   $  1,383
  Accrued pension liability.................................        --         --
                                                              --------   --------
  Net amount recognized.....................................  $  1,221   $  1,383
                                                              ========   ========
Assumptions:
  Discount rate.............................................      5.75%      5.50%
  Rates of increase in future compensation levels...........      4.00%      4.00%

     As of December 31, 2001 and 2000, accrued retirement contributions for the international pension plans included in Compensation and Employee Benefits on the Consolidated Balance Sheets were $1.4 million and $1.6 million, respectively.

DEFINED CONTRIBUTION PLANS

     The Company provides defined contribution plans for eligible U.S. employees. Salaried employees may make contributions of up to 16 percent of their compensation (6 percent pretax and 10 percent after tax). The Company matches 3 percent and may match up to a total of 6 percent of the eligible compensation, depending on the Company's performance.

                            RIVERWOOD HOLDING, INC.

     Hourly employees may make contributions of up to 16 percent of their compensation (pretax and after tax percentages vary based on negotiated union contracts). The Company matches various percentages of the eligible compensation based on negotiated union contracts.

     Contributions to these plans for the years ended December 31, 2001, 2000, and 1999 were $2.5 million, $2.3 million, and $2.4 million, respectively.

     Accrued plan contributions included in Compensation and Employee Benefits on the Consolidated Balance Sheets were $0.1 million and $0.1 million at December 31, 2001 and 2000, respectively.

NOTE 17 -- OTHER POSTRETIREMENT BENEFITS

     The Company sponsors postretirement health care plans that provide medical and life insurance coverage to eligible salaried and hourly retired U.S. employees and their dependents. No postretirement medical benefits are offered to salaried employees who began employment after December 31, 1993.

     The other postretirement benefits expense consisted of the following:

                                                 YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                           2001            2000            1999
-------------------------                       ------------    ------------    ------------
Service cost..................................     $  272          $  255          $  291
  Interest cost...............................      1,669           1,645           1,663
  Amortizations:
     Prior service cost.......................       (162)           (162)           (162)
     Actuarial loss...........................        151             124             184
                                                   ------          ------          ------
  Net periodic pension cost...................     $1,930          $1,862          $1,976
                                                   ======          ======          ======
Assumptions:
  Discount rate...............................        7.5%            7.5%            6.5%
  Initial health care cost trend rate.........        7.5%            5.5%            5.5%
  Ultimate health care cost trend rate*.......        5.0%            4.5%            4.5%
  Ultimate year*..............................       2006            2001            2001

---------------

* The salaried plan's cost was capped beginning in 1999.

                            RIVERWOOD HOLDING, INC.

NOTE 17 -- OTHER POSTRETIREMENT BENEFITS -- (CONTINUED)

     The accrued postretirement benefit obligation at December 31 was as follows:

(IN THOUSANDS OF DOLLARS)                                       2001       2000
-------------------------                                     --------   --------
Change in benefit obligation:
  Benefit obligation at beginning of year...................  $ 22,703   $ 24,242
  Service cost..............................................       272        255
  Interest cost.............................................     1,669      1,645
  Actuarial loss (gain).....................................     2,013       (564)
  Assumptions...............................................        --        176
  Benefits paid.............................................    (3,717)    (3,051)
                                                              --------   --------
  Benefit obligation at end of year.........................  $ 22,940   $ 22,703
                                                              ========   ========
  Fair value of plan assets at end of year..................        --         --
                                                              --------   --------
  Accumulated postretirement benefit obligation in excess of plan assets............................................  $(22,940)  $(22,703)
  Unrecognized net actuarial loss...........................     2,660        860
  Unrecognized prior service credit.........................    (1,676)    (1,838)
                                                              --------   --------
          Total accrued postretirement benefit obligation...  $(21,956)  $(23,681)
                                                              ========   ========
Assumptions:
  Discount rate.............................................      7.50%      7.50%
  Initial health care cost trend rate.......................      7.00%      7.50%
  Ultimate health care cost trend rate *....................      5.00%      5.00%
  Ultimate year*............................................      2006       2006

                                                              1 PERCENTAGE     1 PERCENTAGE
                                                             POINT INCREASE   POINT DECREASE
                                                             --------------   --------------
Health care trend rate sensitivity:
  Effect on total of interest and service cost
     components............................................       $ 26            $ (24)
  Effect on year-end postretirement benefit obligation.....       $234            $(211)

---------------
* The salaried plan's cost was capped beginning in 1999.

NOTE 18 -- FOREIGN CURRENCY MOVEMENT EFFECT

     Net international currency transaction (losses) gains included in determining Income from Operations for the years ended December 31, 2001, 2000 and 1999 were $(1.4) million, $(0.1) million and $1.2 million, respectively.

NOTE 19 -- INCOME TAXES

     The U.S. and international components of (Loss) Income before Income Taxes and Equity in Net Earnings of Affiliates consisted of the following:

                                                     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                               2001           2000           1999
-------------------------                           ------------   ------------   ------------
U.S. .............................................    $(78,540)      $30,274        $(53,190)
International.....................................      18,626         9,778          (4,655)
                                                      --------       -------        --------
(Loss) Income before Income Taxes and Equity in
  Net Earnings of Affiliates......................    $(59,914)      $40,052        $(57,845)
                                                      ========       =======        ========

                            RIVERWOOD HOLDING, INC.

NOTE 19 -- INCOME TAXES -- (CONTINUED)

     The provisions for Income Tax Expense on (Loss) Income before Income Taxes and Equity in Net Earnings of Affiliates consisted of the following:

                                                     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                               2001           2000           1999
-------------------------                           ------------   ------------   ------------
Current:
  U.S. Federal....................................     $   --         $  850         $   --
  U.S. State and Local............................      1,651           (768)         1,787
  International...................................      7,108          2,927          2,149
                                                       ------         ------         ------
Total Current.....................................      8,759          3,009          3,936
                                                       ------         ------         ------
  Income Tax Expense..............................     $8,759         $3,009         $3,936
                                                       ======         ======         ======

     A reconciliation of Income Tax Expense on (Loss) Income before Extraordinary Item and Cumulative Effect of a Change in Accounting Principle including Equity in Net Earnings of Affiliates at the federal statutory rate of 35% compared with the Company's actual Income Tax Expense is as follows:

                                                     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                               2001           2000           1999
-------------------------                           ------------   ------------   ------------
Income (benefit) tax at U.S. statutory rate.......    $(20,970)      $ 15,193       $(17,757)
U.S. federal taxes -- AMT.........................          --            850             --
U.S. state and local tax (benefit)................       1,651           (768)         1,787
Limitation on use of U.S. net operating losses....      27,490        (11,771)        16,128
International tax rate differences................         (47)        (1,637)         2,850
Foreign withholding tax...........................         635          1,142            928
                                                      --------       --------       --------
Income Tax Expense................................    $  8,759       $  3,009       $  3,936
                                                      ========       ========       ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, were as follows:

(IN THOUSANDS OF DOLLARS)                                       2001        2000
-------------------------                                     ---------   ---------
Property, plant and equipment...............................  $(274,081)  $(263,786)
Other.......................................................     (5,321)     (2,014)
                                                              ---------   ---------
  Gross deferred tax liabilities............................  $(279,402)  $(265,800)
                                                              ---------   ---------
Net operating loss carryforwards............................    498,795     426,469
Other.......................................................     (5,538)      6,955
                                                              ---------   ---------
  Gross deferred tax assets.................................    493,257     433,424
                                                              ---------   ---------
Valuation allowance.........................................   (219,747)   (174,859)
                                                              ---------   ---------
  Net deferred tax liability................................  $  (5,892)  $  (7,235)
                                                              =========   =========

     The Company has determined that, as of both December 31, 2001 and 2000, it is more likely than not that no net deferred tax assets will be realized. The valuation allowance of $219.7 million and $174.9 million at December 31, 2001 and 2000, respectively, is maintained on net deferred tax assets for which the Company has not determined that realization is more likely than not.

     The U.S. federal net operating loss carryforward amount totals $1,136.4 million, and expires in 2012, 2013, 2019, 2020 and 2021 in the amounts of $85.0 million, $421.5 million, $295.0 million, $196.8 million and

                            RIVERWOOD HOLDING, INC.

NOTE 19 -- INCOME TAXES -- (CONTINUED)

$138.1 million, respectively. International net operating loss carryforward amounts total $114.5 million of which $9.5 million expire through 2011 and $105.0 million have no expiration date.

     Undistributed earnings intended to be reinvested indefinitely by the international subsidiaries totaled approximately $42.0 million at December 31, 2001. No U.S. deferred income tax has been recorded on these undistributed earnings.

NOTE 20 -- EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT

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

     On October 3, 2000, the Company completed the sale of its 50 percent investment in Igaras (see Note 6). The Company applied $120 million and $25 million of the sale proceeds to its 2001 and 2002 term loan maturities under the Term Loan Facility, respectively. The Company recognized a loss on the early extinguishment of debt of approximately $2.1 million in the fourth quarter of 2000.

NOTE 21 -- DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

     On January 1, 2001, the Company adopted SFAS No. 133 which requires all derivative instruments to be measured at fair value and recognized on the balance sheet as either assets or liabilities. In addition, all derivative instruments used in hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. Upon adoption of SFAS No. 133, the Company recognized a one-time after-tax transition adjustment to decrease earnings by approximately $0.5 million and decrease other comprehensive income by approximately $1.1 million. These amounts have been presented as a cumulative effect of change in accounting principle in the accompanying Consolidated Statement of Operations and Comprehensive (Loss) Income for the year ended December 31, 2001.

                            RIVERWOOD HOLDING, INC.

NOTE 21 -- DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES -- (CONTINUED)

     The following is a summary of the Company's derivative instruments as of December 31, 2001 and the accounting policies it employs for each:

  Hedges of Anticipated Cash Flows

     The following is a reconciliation of current period changes in the fair value of the interest rate swap agreements, foreign currency forward and option contracts which have been recorded as Accumulated Derivative Instruments Loss in the accompanying Condensed Consolidated Balance Sheet at December 31, 2001 and as Derivative Instruments Loss in the accompanying Consolidated Statement of Operations and Comprehensive (Loss) Income for the year ended December 31, 2001.

(IN THOUSANDS OF DOLLARS)
-------------------------
SFAS No. 133 transition adjustment..........................   $(1,094)
Reclassification to earnings................................       331
Current period decrease in fair value.......................    (3,807)
                                                               -------
Balance at December 31, 2001................................   $(4,570)
                                                               =======

     During the year ended December 31, 2001, there was no ineffective portion related to the changes in fair value of the interest rate swap agreements, foreign currency forward and option contracts and there were no amounts excluded from the measure of effectiveness. The balance of $4.6 million recorded in Accumulated Derivative Instruments Loss at December 31, 2001 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in the related hedged exposure. The estimated amount to be reclassified into future earnings as interest expense and other income over the next twelve months through December 31, 2002 is approximately $5.4 million and $0.8 million, respectively. The actual amount that will be reclassified to future earnings over the next twelve months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings during the fourth quarter of 2001 in connection with forecasted transactions that were no longer considered probable of occurring.

  Derivatives not Designated as Hedges

     The Company has foreign currency forward contracts used to hedge the exposure associated with foreign currency denominated receivables. These contracts are presently being marked-to-market through the income statement and will continue to be marked-to-market through the income statement.

NOTE 22 -- SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest and cash paid (received), net of refunds, for income and franchise taxes was as follows:

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
IN THOUSANDS OF DOLLARS)                                      2001           2000           1999
------------------------                                  ------------   ------------   ------------
Interest................................................    $145,752       $173,180       $169,623
                                                            ========       ========       ========
Income and Franchise Taxes..............................    $ 32,483       $  5,780       $ (5,293)
                                                            ========       ========       ========

     See Note 15 to the Consolidated Financial Statements.

                            RIVERWOOD HOLDING, INC.

NOTE 23 -- RESTRUCTURING ACTIVITIES

     In connection with the global restructuring program initiated in the fourth quarter of 1998, the Company began reducing its European workforce by approximately 300 employees and implemented other initiatives designed to improve productivity and profitability across the global organization. The initial cost of this program was approximately $25.6 million of which approximately $0.8 million was used in December 1998 and related to severance payments. The following table provides information that details payments on this restructuring plan since December 31, 1998:

                                                                       OTHER
(IN THOUSANDS OF DOLLARS)                                SEVERANCE   EXIT COSTS    TOTAL
-------------------------                                ---------   ----------   --------
Balance at 12/31/98....................................    21,205       3,537       24,742
Charges against accrual in 1999........................   (11,527)       (791)     (12,318)
                                                         --------     -------     --------
Balance at 12/31/99....................................     9,678       2,746       12,424
Net charges against accrual in 2000....................    (6,669)     (2,499)      (9,168)
                                                         --------     -------     --------
Balance at 12/31/00....................................  $  3,009     $   247     $  3,256
Net charges against accrual in 2001....................    (3,009)       (247)      (3,256)
                                                         --------     -------     --------
Balance at 12/31/01....................................  $     --     $    --     $     --
                                                         ========     =======     ========

     During 2000, the Company substantially completed the restructuring plan and reduced the reserve by $4.8 million. In addition, $2.2 million of new restructuring activities aligned with the overall objectives of the initial plan were completed in 2000. The Company completed this program during 2001 resulting in a reduction of its European workforce related to the 1998 restructuring by approximately 250 employees.

NOTE 24 -- BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

     The Company reports its results in two business segments: Coated Board and Containerboard. These segments are evaluated by the chief operating decision maker based primarily on income from operations and EBITDA. The Coated Board business segment includes the production and sale of coated board for beverage carrierboard and folding cartons from its West Monroe, Louisiana and Macon, Georgia mills and from its mill in Sweden; carton converting facilities in the United States, Europe and Brazil; and the design, manufacture and installation of packaging machinery related to the assembly of beverage cartons. The Containerboard business segment includes the production and sale of linerboard, corrugating medium and kraft paper from paperboard mills in the United States.

     The Company's four separate geographic areas are the United States, Central/South America, Europe and Asia-Pacific. The United States area includes paper mills, beverage and folding carton plants, and packaging machinery facilities. The Central/South America area includes beverage and folding carton operations. The Europe area includes a coated recycled paperboard mill, beverage and folding carton operations, and a packaging machinery facility. The Asia-Pacific area includes beverage and folding carton operations.

                            RIVERWOOD HOLDING, INC.

NOTE 24 -- BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION -- (CONTINUED)

     Business segment information is as follows:

                                                         YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                        DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                                   2001            2000            1999
-------------------------                               ------------    ------------    ------------
NET SALES:
Coated Board..........................................   $1,156,210      $1,065,813      $1,062,671
Containerboard........................................       93,676         126,549         111,994
                                                         ----------      ----------      ----------
                                                         $1,249,886      $1,192,362      $1,174,665
                                                         ==========      ==========      ==========
INCOME FROM OPERATIONS:
Coated Board..........................................   $  142,929      $  161,372      $  151,453
Containerboard........................................      (19,366)          5,183         (10,235)
Corporate(A)..........................................      (25,511)         53,934         (20,755)
                                                         ----------      ----------      ----------
                                                         $   98,052      $  220,489      $  120,463
                                                         ==========      ==========      ==========
EBITDA(F):
Coated Board..........................................   $  280,410      $  286,039      $  269,509
Containerboard........................................         (986)         20,518           7,000
Corporate and Eliminations............................      (11,190)         (6,523)         (3,034)
                                                         ----------      ----------      ----------
                                                         $  268,234      $  300,034      $  273,475
                                                         ==========      ==========      ==========
RECONCILIATION OF INCOME FROM
OPERATIONS TO EBITDA:
Income from Operations................................   $   98,052      $  220,489      $  120,463
Add: Depreciation and Amortization....................      137,258         143,541         142,597
     Dividends from equity investments................          710           5,083           4,515
     Other non-cash charges(E)........................       32,214         (69,079)          5,900
                                                         ----------      ----------      ----------
EBITDA(F).............................................   $  268,234      $  300,034      $  273,475
                                                         ==========      ==========      ==========
CAPITAL EXPENDITURES:
Coated Board..........................................   $   51,852      $   57,669      $   42,505
Containerboard........................................        2,562           3,231           3,782
Corporate.............................................        3,256           1,162          19,731
                                                         ----------      ----------      ----------
                                                         $   57,670      $   62,062      $   66,018
                                                         ==========      ==========      ==========
DEPRECIATION AND AMORTIZATION:
Coated Board..........................................   $  115,868      $  123,893      $  120,991
Containerboard........................................       13,787          17,252          18,068
Corporate.............................................        7,603           2,396           3,538
                                                         ----------      ----------      ----------
                                                         $  137,258      $  143,541      $  142,597
                                                         ==========      ==========      ==========

(IN THOUSANDS OF DOLLARS)                                   2001           2000            1999
-------------------------                               ------------    -----------    ------------
IDENTIFIABLE ASSETS AT DECEMBER 31:
Coated Board(B).......................................   $1,759,787     $1,734,802      $1,824,297
Containerboard(B).....................................      191,598        287,335         293,852
Corporate(C)..........................................      106,207         99,220         244,993
                                                         ----------     ----------      ----------
                                                         $2,057,592     $2,121,357      $2,363,142
                                                         ==========     ==========      ==========

                            RIVERWOOD HOLDING, INC.

NOTE 24 -- BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION -- (CONTINUED)

     Business geographic area information is as follows:

                                                         YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                        DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
(IN THOUSANDS OF DOLLARS)                                   2001            2000            1999
-------------------------                               ------------    ------------    ------------
NET SALES:
United States.........................................   $  939,985      $  974,868      $  966,006
Central/South America.................................       17,372          15,473           6,313
Europe................................................      203,393         208,794         228,503
Asia Pacific..........................................      188,309          97,357          80,522
Eliminations(D).......................................      (99,173)       (104,130)       (106,679)
                                                         ----------      ----------      ----------
                                                         $1,249,886      $1,192,362      $1,174,665
                                                         ==========      ==========      ==========
INCOME FROM OPERATIONS:
Unites States.........................................   $   67,947      $  195,074      $  131,070
Central/South America.................................       (4,023)           (925)         (1,954)
Europe................................................       12,477          12,030          (2,779)
Asia Pacific..........................................       17,199           7,668           4,707
Eliminations(D).......................................        4,452           6,642         (10,581)
                                                         ----------      ----------      ----------
                                                         $   98,052      $  220,489      $  120,463
                                                         ==========      ==========      ==========

(IN THOUSANDS OF DOLLARS)                                   2001            2000            1999
-------------------------                               ------------    ------------    ------------
IDENTIFIABLE ASSETS AT DECEMBER 31:
Unites States.........................................   $1,709,686      $1,805,760      $1,904,349
Central/South America.................................       29,330          35,851          10,803
Europe................................................      147,050         142,502         165,799
Asia Pacific..........................................       64,893          38,569          36,228
Corporate(C)..........................................      106,207          99,220         244,993
Eliminations(D).......................................          426            (545)            970
                                                         ----------      ----------      ----------
                                                         $2,057,592      $2,121,357      $2,363,142
                                                         ==========      ==========      ==========

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

(E) Other non-cash charges include non-cash charges for LIFO accounting, pension, postretirement and postemployment benefits, and amortization of premiums on hedging contracts deducted in determining net income.

(F) EBITDA is defined as consolidated net income (exclusive of non-cash charges resulting from purchase accounting during the periods subsequent to the Merger) before consolidated interest expense, consolidated income taxes, consolidated depreciation and amortization, and other non-cash charges deducted in

                            RIVERWOOD HOLDING, INC.

NOTE 24 -- BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION -- (CONTINUED)

determining consolidated net income, extraordinary items and the cumulative effect of accounting changes and earnings of, but including dividends from, non-controlled affiliates. The Company believes that EDITDA provides useful information regarding the Company's debt service ability, but should not be considered in isolation or as a substitute for the Consolidated Statements of Operations or cash flow data. This definition of EBITDA may not be comparable to other companies' definitions of EBITDA as it is calculated based on the definition of EBITDA and GAAP as defined in the 2001 Senior Secured Credit Agreement.

NOTE 25 -- RELATED PARTY TRANSACTIONS

     On November 18, 1999, the Company loaned $5.0 million to a principal employee in a non-interest bearing note due March 26, 2002. On December 19, 2001, the Company extended the maturity of the loan through March 26, 2007. At December 31, 2001 and 2000 this receivable was included in Other Assets on the Consolidated Balance Sheets.

     The Company receives certain management services provided by Clayton, Dubilier and Rice, Inc. ("CD&R"), an affiliate of an equity investor in the Company. Charges for such services, including reimbursement of expenses, totaled approximately $0.5 million, $0.6 million, and $0.6 million for the years ended December 31, 2001, 2000, and 1999, respectively, and were included in Selling, General and Administrative in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

NOTE 26 -- NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations", which is effective January 1, 2002. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company adopted SFAS No. 141 on January 1, 2002 and does not believe that the adoption will have a significant impact on its financial position and results of operations.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The adoption of SFAS No. 142 will result in the discontinuation of amortization of goodwill recorded at December 31, 2001 of approximately $8 million annually. Intangible assets with a determinable life will continue to be amortized over that period. The Company will adopt SFAS No. 142 as of January 1, 2002 and does not believe that any impairment charges will result from the adoption.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective January 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, as well as eliminating the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company adopted SFAS No. 144 on January 1, 2002 and the adoption did not have a significant impact on its financial position and results of operations.

                            RIVERWOOD HOLDING, INC.

                       SELECTED QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)

     Results of operations for the four quarters of 2001 and 2000 are shown below:

                                                                        (LOSS) INCOME
                                                             INCOME        BEFORE
(IN THOUSANDS OF DOLLARS)             NET         GROS        FROM      EXTRAORDINARY        NET
(QUARTER)                           SALES(F)     PROFIT    OPERATIONS       ITEM        (LOSS) INCOME
-------------------------          ----------   --------   ----------   -------------   -------------
Company:
2001
First............................  $  288,600   $ 50,719    $ 10,817      $(29,665)       $(30,164)
Second(A)........................     340,873     73,172      36,918        (4,672)         (7,442)
Third(B).........................     321,682     74,170      40,116        (1,828)         (7,782)
Fourth(C)........................     298,731     49,766      10,201       (32,508)        (32,508)
                                   ----------   --------    --------      --------        --------
          Total..................  $1,249,886   $247,827    $ 98,052      $(68,673)       $(77,896)
                                   ==========   ========    ========      ========        ========
2000
First............................  $  286,329   $ 58,301    $ 24,096      $(21,163)       $(21,163)
Second...........................     321,725     72,933      43,349        (3,655)         (3,655)
Third............................     293,826     66,147      37,543        (9,297)         (9,297)
Fourth(D)(E).....................     290,482     71,130     115,501        74,514          72,397
                                   ----------   --------    --------      --------        --------
          Total..................  $1,192,362   $268,511    $220,489      $ 40,399        $ 38,282
                                   ==========   ========    ========      ========        ========

---------------

Notes:

(A) During the second quarter of 2001, the Company recorded an extraordinary charge to earnings of approximately $2.8 million, net of tax of nil, related to the write-off deferred debt issuance costs (see Note 20 in Notes to Consolidated Financial Statements).

(B) During the third quarter of 2001, the Company recorded an extraordinary charge to earnings of approximately $6.0 million, net of tax of nil, related to the write-off deferred debt issuance costs (see Note 20 in Notes to Consolidated Financial Statements).

(C) During the fourth quarter of 2001, the Company recorded a charge of $12.3 million related to LIFO inventory valuation. The net debit relating to LIFO inventory valuation for the year ended December 31, 2001, was $12.3 million (see Note 5 in Notes to Consolidated Financial Statements).

(D) During the fourth quarter of 2000, the Company recorded a credit of $6.9 million related to LIFO inventory valuation. The net credit relating to LIFO inventory valuation for the year ended December 31, 2000, was $6.9 million (see Note 5 in Notes to Consolidated Financial Statements).

(E) On October 3, 2000, the Company completed the sale of the jointly-held subsidiary Igaras and recognized a gain of approximately $70.9 million in accordance with the sale (see Note 6 in Notes to Consolidated Financial Statements). During the fourth quarter of 2000, the Company recorded an extraordinary charge to earnings of approximately $2.1 million, net of tax of nil, related to the write-off of the applicable portion of deferred debt issuance costs (see Note 20 in Notes to Consolidated Financial Statements).

(F) The Company has reclassified the presentation of prior period Net Sales and Cost of Sales information to conform with the current presentation format and Emerging Issues Task Force 00-10, "Accounting for Shipping and Handling Fees and Costs". Shipping and handling costs totaled $15.0 million in the first quarter of 2001, $17.0 million in the second quarter of 2001, $16.4 million in the third quarter of 2001, $16.5 million in the fourth quarter of 2001, $16.1 million in the first quarter of 2000, $17.2 million in the second quarter of 2000, $15.3 million in the third quarter of 2000 and $15.1 million in the fourth quarter of 2000. See Note 2 in Notes to Consolidated Financial Statements.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors of Riverwood Holding, Inc.:

     We have audited the accompanying consolidated balance sheets of Riverwood Holding, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive (loss) income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement Schedule listed in the Index at Item 14. These consolidated financial statements and financial statement Schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Riverwood Holding, Inc. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 21 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 15, 2002

                              MANAGEMENT'S REPORT

     The accompanying consolidated financial statements have been prepared by Management in conformity with accounting principles generally accepted in the United States of America. The representations in the financial statements and the fairness and integrity of such statements are the responsibility of Management. All of the other financial information in the Annual Report and Form 10-K is consistent with the financial statements.

     The financial statements necessarily include some amounts that are based on Management's best estimates and judgments. Management believes that the financial statements reflect, in all material respects, the substance of transactions that should be included and appropriately account for or disclose all material uncertainties.

     The consolidated financial statements prepared by Management have been audited in accordance with auditing standards generally accepted in the United States of America by Deloitte & Touche LLP (for the years ended December 31, 2001, 2000 and 1999), Independent Auditors, whose report is also presented.

     Riverwood International Corporation maintains internal accounting control systems to provide reliable financial information for preparation of financial statements, to safeguard assets against loss or unauthorized use and to ensure proper authorization and accounting for all transactions. Management is responsible for maintenance of these systems, which is accomplished through communication of established written codes of conduct, systems, policies and procedures, employee training, and appropriate delegation of authority and segregation of responsibilities.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The names, ages as of March 1, 2002 and positions of the current directors of the Company and executive officers of Riverwood are set forth below.

NAME                          AGE                           POSITION
----                          ---                           --------
Stephen M. Humphrey.........  57    President, Chief Executive Officer and Director
Thomas M. Gannon............  52    Chief Operating Officer
Daniel J. Blount............  46    Senior Vice President and Chief Financial Officer
Wayne E. Juby...............  54    Senior Vice President, Human Resources
Steven D. Saucier...........  48    Senior Vice President, Paperboard Operations
B. Charles Ames.............  76    Chairman and Director
Kevin J. Conway.............  43    Director
Leon J. Hendrix, Jr.........  60    Director
Hubbard C. Howe.............  73    Director
Alberto Cribiore............  56    Director
Brian J. Richmand...........  48    Director
Lawrence C. Tucker..........  59    Director
Samuel M. Mencoff...........  45    Director
G. Andrea Botta.............  48    Director
Gianluigi Gabetti...........  77    Director

     Stephen M. Humphrey is the President and Chief Executive Officer and a director of Holding, RIC Holding and Riverwood. Mr. Humphrey joined Riverwood in March 1997. From 1994 through 1996, Mr. Humphrey was Chairman, President and Chief Executive Officer of National Gypsum Company, a manufacturer and supplier of building products and services. From 1981 until 1994 Mr. Humphrey was employed by Rockwell International Corporation, a manufacturer of industrial automation products, telecommunications systems and automotive components products and systems ("Rockwell"), where he held a number of key executive positions.

     Thomas M. Gannon is Chief Operating Officer of Holding, RIC Holding and Riverwood, a position he assumed in July 2001. From September 1998 until July 2001, Mr. Gannon served as Executive Vice President, Commercial Operations of Riverwood and from July 1997 until September 1998, Mr. Gannon was Senior Vice President and Chief Financial Officer of Riverwood. Prior to joining Riverwood, Mr. Gannon was employed from August 1995 until July 1997 by Libby-Owens-Ford Co., a manufacturer of home, commercial and automobile flat glass products, most recently as Corporate Vice President of Finance and Administration and Chief Financial Officer. From April 1976 through August 1995, Mr. Gannon served in various positions with Rockwell.

     Daniel J. Blount is Senior Vice President and Chief Financial Officer of Holding, RIC Holding and Riverwood, positions he assumed in September 1999. From September 1998 until September 1999, Mr. Blount was Vice President and Chief Financial Officer. Prior to joining Riverwood, Mr. Blount spent 13 years at Montgomery Kone, Inc., an elevator, escalator and moving ramp product manufacturer, installer and service provider, most recently as Senior Vice President, Finance. From 1983 until 1985, Mr. Blount was an international auditor at United Technologies Corporation, where he conducted and led operational and financial audits of subsidiary companies, mainly outside the United States. From 1979 until 1983, Mr. Blount served in various positions at Ernst and Whinney, most recently as Audit Manager.

     Wayne E. Juby is Senior Vice President, Human Resources of Holding, RIC Holding and Riverwood. Mr. Juby joined Riverwood in November 2000. From November 2000 until April 2001, Mr. Juby was Director, Corporate Training, of Riverwood. From 1994 until 1996, Mr. Juby was Vice President, Human Resources, of National Gypsum Company.

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

     B. Charles Ames is Chairman of the Boards of Holding, RIC Holding and Riverwood. Since 1987, Mr. Ames has been a principal of Clayton, Dubilier & Rice, Inc., a New York-based private investment firm ("CD&R"). Mr. Ames is a director of CD&R Investment Associates II, Inc. ("Associates II Inc."), a Cayman Islands exempted company that is the managing general partner of CD&R Associates V Limited Partnership, a Cayman Islands exempted limited partnership ("Associates V"), the general partner of Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership ("CD&R Fund V"). Mr. Ames is also a limited partner of Associates V and serves as a director of Remington Arms Company, Inc., a manufacturer of sporting goods products for the hunting, shooting sports and fishing markets ("Remington"), and its parent RACI Holding, Inc. ("RACI"). RACI is a company in which an investment fund managed by CD&R has an investment. He is also a director of Kinko's, The Progressive Corporation, Schulte GmbH & Co., KG, and Lexmark International, Inc.

     Kevin J. Conway is a principal of CD&R, a director of Associates II Inc. and a limited partner of Associates V. Mr. Conway is also a director of Allied Worldwide, a moving services and logistics company and Covansys, an IT services company. Prior to joining CD&R in 1994, Mr. Conway worked at Goldman, Sachs & Co., an investment banking firm.

     Leon J. Hendrix, Jr. is the Chairman and a director of Remington and RACI. He was a principal of CD&R from 1993 until 2000. From 1973 until 1993, Mr. Hendrix was employed by Reliance Electric Company, a manufacturer of industrial drives, electrical motors and telecommunications equipment, most recently as its Chief Operating Officer and a director. Mr. Hendrix serves as a director of Keithley Instruments, Inc., a manufacturer of electronic test and measurement instruments and systems, NACCO Industries Inc., a manufacturer of forklift trucks and small electric appliances, a supplier of kitchenware, and the mining and marketing of fuel for power generation by electric utilities, and Cambrex Corporation, an international manufacturer of a broad line of specialty and fine chemicals.

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

     Alberto Cribiore is currently the Managing Principal of Brera Capital Partners, LLC, a private equity investment firm in New York. Mr. Cribiore serves on the Board of Directors of Western Industries, Inc., Classic Cable, Inc. and GAB Robins North America. Mr. Cribiore was a principal of CD&R from 1985 to March 1997 and a co-President of CD&R from 1995 to March 1997. Mr. Cribiore also serves as a director of Hansberger Global Investors, Inc., an international money management firm. Mr. Cribiore also currently serves as the Chairman and a director of Global Decisions Group, LLC, the parent company of Cambridge Energy Research Associates, Inc., a leading strategic knowledge firm focusing on the energy industry.

     Brian J. Richmand has served as a Special Limited Partner of J.P. Morgan Partners LLC (formerly Chase Capital Partners), since January 1, 2000, and as a General Partner of J.P. Morgan Partners LLC from August 1, 1993 to December 31, 1999. Prior to joining J.P. Morgan Partners LLC, Mr. Richmand was a partner at the law firm of Kirkland & Ellis. Mr. Richmand is also currently a director of Reiman Publishing, LLC, Transtar Metals, LLC and EMP Group, L.L.C. J.P. Morgan Partners LLC is an affiliate of J.P. Morgan Partners (BHCA), L.P.

     Lawrence C. Tucker has been a General Partner of Brown Brothers Harriman & Co., a private banking firm, since 1979. He also serves as an advisory director of WorldCom, Inc., an international provider of telecommunications, data and Internet services, WorldCom Ventures, Inc., a venture capital fund, National Healthcare Corp., an owner, operator and manager of long-term care facilities, retirement apartments and assisted living units, VAALCO Energy Inc., an international oil and gas exploration company, US Unwired, Inc., a digital wireless telephone carrier, Z-tel Technologies, Inc., a provider of voice and enhanced communications services to residential customers and other carriers, Digex, Inc., a provider of web hosting and related services and Xspedius, Inc., a competitive local exchange company. Brown Brothers Harriman & Co. is the general partner of The 1818 Fund, L.P., The 1818 Fund II, L.P. ("1818 Fund"), The 1818 Fund III, L.P., The 1818 Mezzanine Fund, L.P. and The 1818 Mezzanine Fund II, L.P.

     Samuel M. Mencoff has been employed principally as a Managing Director of Madison Dearborn Partners, LLC, a private equity investment firm, which he co-founded in January, 1993. From 1987 until 1993, Mr. Mencoff served as Vice President of First Chicago Venture Capital, a private equity investment firm. Mr. Mencoff is a director of Buckeye Technologies Inc., a manufacturer of specialty cellulose pulps and non-woven fiber products, Bay State Paper Holding Company, a producer of recycled containerboard and related products and Packaging Corporation of America, an integrated producer of containerboard and corrugated packaging products.

     G. Andrea Botta has been a managing director of Morgan Stanley from September 5, 1999. Previously he was President of EXOR America, Inc. (formerly IFINT-USA Inc.) ("EXOR America") from 1993 until September 5, 1999 and for more than five years prior thereto, Vice President of Acquisitions of IFINT-USA, Inc. Mr. Botta is also a director of Key 3 Media.

     Gianluigi Gabetti has been Vice Chairman of IFI S.p.A. -- Istituto Finanziario Industriale (the holding company of the Agnelli family) since 1993, and had been its Chief Executive Officer from 1972 to 1993. Mr. Gabetti is also a director of IFIL -- Finanziaria di Partecipazioni, a holding company of the Agnelli Group. Mr. Gabetti had been a director of FIAT S.p.A. from 1971 to 1999 where, upon mandatory retirement, he was appointed Director Emeritus. Mr. Gabetti is also Vice Chairman of EXOR Group, an international investment holding company of the Agnelli Group; Chairman of FIAT U.S.A., the U.S. arm of the Italian industrial group; and a director of Club Mediterranee S.A., an international leisure and travel organization.

ELECTION AND COMPENSATION OF DIRECTORS

     All directors are elected annually and hold office until their successors are elected and qualified, or until their earlier removal or resignation. The Stockholders Agreement entered into among Holding and each of CD&R Fund V, EXOR Group S.A. ("EXOR"), 1818 Fund, HWH Investment Pte Ltd, J.P. Morgan, First Plaza Group Trust, Madison Dearborn Capital Partners, L.P. and Wolfensohn-River LLC (collectively, the "Equity Investors"), provides that CD&R Fund V is entitled to nominate five persons, EXOR is entitled to nominate two persons, the 1818 Fund is entitled to nominate one person and Madison Dearborn Capital Partners, L.P. is entitled to nominate one person to serve on the Boards of Directors (the "Boards") of each of

Holding, RIC Holding and Riverwood. There is also an understanding between J.P. Morgan Partners (BHCA), L.P. (formerly Chase Equity Associates, L.P.) ("J.P. Morgan") and CD&R Fund V with respect to the nomination of CD&R Fund V's fifth nominee to such Boards. CD&R Fund V exercised its intention to nominate a designee of J.P. Morgan (the "J.P. Morgan Designee") as its nominee to such Boards; however, J.P. Morgan does not have a legally enforceable right to such directorship. The Chairman of each of the Boards is to be selected from one of the CD&R Fund V nominees (other than the J.P. Morgan Designee). Each of the Boards of Holding, RIC Holding and Riverwood has an Executive Committee, a Compensation and Benefits Committee and an Audit Committee. The Executive Committee consists of the Chief Executive Officer, two of the CD&R Fund V-nominated directors (other than the J.P. Morgan Designee), one of the EXOR-nominated directors and the director nominated by 1818 Fund. The Compensation and Benefits Committee consists of two of the CD&R Fund V-nominated directors (other than the J.P. Morgan Designee), one of the EXOR-nominated directors and two directors nominated by the Equity Investors other than CD&R Fund V and EXOR (but including the J.P. Morgan Designee) (the "Other Investors"). The Audit Committee consists of one of the CD&R Fund V-nominated directors (other than the J.P. Morgan Designee), one of the EXOR-nominated directors, two of the Other Investor-nominated directors and one independent director. The Executive Committee's current members are Messrs. Ames, Botta, Conway, Humphrey and Tucker. The members of the Compensation and Benefits Committee are currently Messrs. Hendrix, Ames, Botta and Cribiore; and the Audit Committee consists of Messrs. Tucker, Conway, Mencoff and Richmand.

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

                                                                                           LONG-TERM
                                                                                      COMPENSATION AWARD
                                 ANNUAL COMPENSATION                            -------------------------------
                              --------------------------                         SECURITIES
                                      SALARY     BONUS        OTHER ANNUAL       UNDERLYING        ALL OTHER
NAME                          YEAR      $          $       COMPENSATION($)(1)   STOCK OPTIONS   COMPENSATION(9)
----                          ----   --------   --------   ------------------   -------------   ---------------
Stephen M. Humphrey.........  2001   $807,667   $     --        $282,535(2)            --               --
  President and Chief         2000    766,000    350,000         284,040(3)            --               --
  Executive Officer           1999    558,833    511,612         119,295(4)        75,000               --
Thomas M. Gannon............  2001   $380,250   $     --        $  6,471               --           $5,100
  Chief Operating Officer     2000    343,167    200,000           6,305               --            5,100
                              1999    318,167    353,782              --           24,000            8,789
Daniel J. Blount............  2001   $262,583   $     --              --               --               --
  Sr. Vice President and      2000    239,000    130,000              --               --               --
  Chief Financial Officer     1999    210,000    192,255              --           15,000               --
Steven D. Saucier...........  2001   $270,917   $     --        $ 67,841(5)            --           $5,100
  Sr. Vice President,         2000    246,083    200,000          20,043(6)            --            5,100
  Paperboard Operations       1999    225,000    205,988         113,406(7)        25,667            8,789
Wayne E. Juby...............  2001   $188,542   $     --        $ 33,046(8)            --           $5,100
  Sr. Vice President,         2000         --         --              --               --               --
  Human Resources             1999         --         --              --               --               --

---------------

(1) Except as otherwise noted, amounts consist of certain taxable perquisites the value of none of which exceeded 25% of the total value of the perquisites provided.
(2) Includes $9,685 of perquisites. Also includes $272,850, which is the amount of interest that would have been paid on a $5,000,000 non-interest bearing loan made by Holding to the named Executive Officer had such loan borne interest at 5.49% per annum through December 18, 2001 and 3.93% per annum from December 19, 2001, the applicable federal rates at the time such loan was made and extended respectively.
(3) Includes $9,540 of perquisites. Also includes $274,500 which is the amount of interest that would have been paid by the Named Executive Officer on a $5,000,000 non-interest bearing loan made by Holding to the Named Executive Officer had such loan borne interest at 5.49% per annum, the applicable federal rate at the time such loan was made.
(4) Includes $86,957 of perquisites of which $76,898 consisted of tax reimbursements paid in respect of certain taxable perquisites. Also includes $32,338 which is the amount of interest that would have been paid by the Named Executive Officer on a $5,000,000 non-interest bearing loan made by Holding to the Named Executive Officer had such loan borne interest at 5.49% per annum, the applicable federal rate at the time such loan was made.
(5) Includes $7,841 of perquisites. Also, includes $60,000 of income attributable to the purchase of shares below the estimated fair market value of Holding Common Stock.
(6) Includes $5,043 of perquisites of which $100 consisted of tax reimbursements paid in respect of certain taxable perquisites. Also, includes $15,000 of income attributable to the purchase of shares below the estimated fair market value of Holding Common Stock.
(7) Includes $78,632 of tax reimbursements paid in respect of taxable perquisites.
(8) Includes $13,555 of tax reimbursements paid in respect of taxable perquisites.
(9) Amounts consist of Company contributions on behalf of the Named Executive Officers to the Company's savings plan.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

     The following table sets forth information for each Named Executive Officer with regard to stock option exercises during 2001 and the aggregate value of options held at December 31, 2001.

                                                            NUMBER OF SECURITIES     VALUE OF UNEXERCISED
                                                           UNDERLYING UNEXERCISED        IN-THE-MONEY
                                                              OPTIONS/SARS AT       OPTIONS/SARS AT FISCAL
                                                              FISCAL YEAR-END            YEAR-END($)
                                SHARES                     ----------------------   ----------------------
                               ACQUIRED         VALUE           EXERCISABLE/             EXERCISABLE/
NAME                        ON EXERCISE(#)   REALIZED($)       UNEXERCISABLE           UNEXERCISBLE(1)
----                        --------------   -----------   ----------------------   ----------------------
S. Humphrey...............       --              --            206,875/93,125       $8,458,325/$3,166,675
T. Gannon.................       --              --             20,493/26,007       $   409,860/$ 520,140
D. Blount.................       --              --              5,123/ 9,877       $   102,460/$ 197,540
S. Saucier................       --              --              8,841/16,826       $   176,820/$ 336,520
W. Juby...................       --              --                 --/--           $        --/--

---------------

(1) The dollar amounts set forth under this heading are calculated based on a price per share of Holding Common Stock of $120, the estimated fair market value of Holding Common Stock as of December 31, 2001 as determined considering a wide variety of factors including a valuation report from an independent outside firm and approved by the Executive Committee of the Board of Directors, minus the exercise price for such options.

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

                               PENSION PLAN TABLE

                                                            YEARS OF SERVICE
                                          ----------------------------------------------------
REMUNERATION                                 15         20         25         30         35
------------                              --------   --------   --------   --------   --------
$ 125,000...............................  $ 24,249   $ 32,332   $ 40,416   $ 48,499   $ 56,582
   150,000..............................    29,499     39,332     49,166     58,999     68,832
   175,000..............................    34,749     46,332     57,915     69,499     81,082
   200,000..............................    39,999     53,332     66,666     79,999     93,332
   225,000..............................    45,249     60,332     75,416     90,499    105,582
   250,000..............................    50,499     67,332     84,165    100,999    117,832
   300,000..............................    60,999     81,332    101,666    121,999    142,332
   400,000..............................    81,999    109,332    136,665    163,999    191,332
   450,000..............................    92,499    123,332    154,166    184,999    215,832
   500,000..............................   102,999    137,332    171,666    205,999    240,332
   600,000..............................   123,999    165,332    206,666    247,999    289,332
   700,000..............................   144,999    193,332    241,665    289,999    338,332
   800,000..............................   165,999    221,332    276,666    331,999    387,332
   900,000..............................   186,999    249,332    311,666    373,999    436,332
 1,000,000..............................   207,999    277,332    346,666    415,999    485,332

---------------

(A) Had the Named Executive Officers in the Summary Compensation Table retired as of December 31, 2001, their respective five-year average salaries, plus bonuses, for purposes of the table set forth above, would have been as follows: Mr. Blount, $342,337; Mr. Gannon, $495,354; Mr. Humphrey, $959,708;
    Mr. Juby, $144,271; and Mr. Saucier, $343,247.
(B) On December 31, 2001, the Named Executive Officers in the Summary Compensation Table had the following years of credited service under the Retirement Plan: Mr. Blount 4; Mr. Gannon, 4; Mr. Humphrey, 5; Mr. Juby 1; and Mr. Saucier, 3.
(C) Salary as defined in the Retirement Plan includes payment under the annual incentive compensation plan but excludes payments under any equity incentive plan of the Company or Predecessor Company.

EMPLOYMENT AGREEMENTS

     Each of Messrs. Humphrey, Gannon, Blount, Saucier and Juby are parties to employment agreements with the Company. Mr. Humphrey's agreement was entered into on March 31, 1997, and has an initial term of five years that automatically extends for additional one-year periods following the expiration of the initial term. The agreements with Messrs. Gannon, Blount, Saucier and Juby, entered into as of July 14, 1997, September 1, 1998, November 1, 1998 and May 1, 2001, have an initial three year term that also automatically extends for additional one-year periods following the expiration of the initial term. The agreements provide for minimum base salaries of at least $500,000, $265,000, $200,000, $225,000 and $225,000, for each of Messrs. Humphrey, Gannon, Blount, Saucier and Juby, respectively, and for bonuses and other benefits set forth in the Summary Compensation Table. Mr. Saucier's employment agreement provides that he will apply the after-tax proceeds of his bonuses for 1999 and 2000 toward the purchase of 5,000 shares of Holding Common Stock. In the event of termination of employment by the Company without cause or by the executive for good reason (in each case as defined in the respective employment agreement), the agreements provide for severance of a pro rata incentive bonus for the year in which termination of employment occurs and base salary and continued welfare benefits for, in the case of Mr. Humphrey, the remainder of the employment term or, if shorter, three years, or in the case of Messrs. Gannon, Blount, Saucier and Juby, the longer of the reminder of the employment term, one year or one month for each year of service. The agreements also contain certain non-competition and nonsolicitation provisions.

CERTAIN CHANGE IN CONTROL ARRANGEMENTS

     Under the Company's Stock Incentive Plan and Supplemental Long-Term Incentive Plan, in the event of a change in control (as defined in the plans), the Company may be obligated to make certain payments to the Named Executive Officers and options held by those individuals may vest.

COMPENSATION COMMITTEE INTERLOCKS

     During fiscal year 2001, Messrs. Hendrix, Ames, Botta and Cribiore served on the Compensation and Benefits Committee of the Holding Board. Mr. Hendrix, one of the two CD&R Fund V-nominated directors, was a principal of CD&R until 2000. CD&R received a fee from RIC Holding of $12 million in connection with the Merger and arranging the financing thereof. CD&R received an annual fee of $470,000 for advisory, management, consulting and monitoring services from Riverwood. Holding, RIC Holding and Riverwood have also agreed to indemnify the members of the Boards employed by CD&R and CD&R against liabilities incurred under securities laws with respect to their services for Holding, RIC Holding and Riverwood.

     Messrs. Hendrix and Cribiore are the CD&R Fund V-nominated directors on the Compensation and Benefits Committees of Holding, RIC Holding and Riverwood.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Holding owns all of the outstanding common stock of RIC Holding. RIC Holding owns all of the outstanding common stock of Riverwood. As of March 1, 2002, the Holding Common Stock was beneficially owned as follows:

                                                              NUMBER OF   PERCENT OF
NAME OF BENEFICIAL OWNER                                       SHARES       CLASS
------------------------                                      ---------   ----------
Clayton, Dubilier & Rice Fund V Limited Partnership(1)......  2,250,000      29.7%
  1403 Foulk Road
  Suite 106
  Wilmington, DE 19803
EXOR Group S.A.(2)..........................................  2,250,000      29.7
  22-24, Boulevard Royal
  L-2449 Luxembourg
The 1818 Fund II, L.P.(3)...................................    750,000       9.9
  c/o Brown Brothers Harriman & Co.
  59 Wall Street
  New York, NY 10005
HWH Investment Pte Ltd......................................    700,000       9.3
  250 North Bridge Road
  Singapore 179101
  Republic of Singapore
J.P. Morgan Partners (BHCA), L.P.(4)........................    500,000       6.6
  1221 Avenue of the Americas
  New York, NY 10020
First Plaza Group Trust.....................................    500,000       6.6
  Mellon Bank, N.A., as Trustee
  c/o General Motors Investment Management Corporation
  767 Fifth Avenue
  New York, NY 10153
Madison Dearborn Capital Partners, L.P.(5)..................    500,000       6.6
  Three First National Plaza
  Chicago, IL 60602
Wolfensohn-River LLC........................................     50,000       0.7
  130 Liberty Avenue
  New York, NY 10006
                                                              ---------      ----
          Total Equity Investors............................  7,500,000      99.1%
                                                              =========      ====
B. Charles Ames(6)..........................................          0        --
Kevin J. Conway(6)..........................................          0        --
Leon J. Hendrix, Jr.(6).....................................          0        --
Hubbard C. Howe(6)..........................................          0        --
Alberto Cribiore(6).........................................          0        --
Brian J. Richmand...........................................          0        --
Samuel M. Mencoff(5)........................................          0        --
Lawrence C. Tucker(3).......................................          0        --
G. Andrea Botta.............................................          0        --
Gianluigi Gabetti...........................................          0        --
Stephen M. Humphrey(7)......................................    216,875        (8)
Thomas M. Gannon(7).........................................     26,493        (8)
Steven D. Saucier(7)........................................     12,841        (8)
Daniel J. Blount(7).........................................      8,123        (8)
All directors and executive officers as a group (15
  persons)(3)(5)(6)(7)......................................    264,332       3.5%
          Total Management Investors(9).....................     66,180       0.9%
          Total Equity Investors and Management
            Investors(9)....................................  7,566,180       100%
                                                              =========      ====

---------------

(1) CD&R Associates V Limited Partnership, a Cayman Islands exempted limited partnership ("CD&R Associates V"), is the general partner of Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership ("CD&R Fund V"), and has the power to direct CD&R Fund V as to the voting and disposition of shares held by CD&R Fund V. CD&R Investment Associates II, Inc., a Cayman Islands exempted company ("Investment Associates II"), is the managing general partner of CD&R Associates V and has the power to direct CD&R Associates V as to its direction of CD&R Fund V's voting and disposition of the shares held by CD&R Fund V. No person controls the voting and dispositive power of Investment Associates II with respect to the shares owned by CD&R Fund V. Each of CD&R Associates V and Investment Associates II expressly disclaims beneficial ownership of the shares owned by CD&R Fund V. The business address for each of CD&R Fund V, CD&R Associates V and Investment Associates II is 1403 Foulk Road, Suite 106, Wilmington, Delaware 19803.
(2) Reflects transfer on March 2, 1999 of shares formerly held by FIMA Finance Management Inc. to EXOR Group S.A.
(3) Mr. Tucker may be deemed to share beneficial ownership of the shares owned of record by The 1818 Fund II, L.P. by virtue of his affiliation with such organization. Mr. Tucker expressly disclaims any such beneficial ownership.
(4) J.P. Morgan Partners (BHCA), L.P., formerly known as Chase Equity Associates, L.P., purchased shares of the Class B Common Stock which do not have voting rights.
(5) Mr. Mencoff may be deemed to share beneficial ownership of the shares owned of record by Madison Dearborn Capital L.P. by virtue of his affiliation with such organization. Mr. Mencoff expressly disclaims any such beneficial ownership.
(6) Excludes shares of Holding Common Stock owned by CD&R Fund V, as to which Messrs. Ames, Conway, Hendrix, Howe and Cribiore may be deemed to share beneficial ownership or have an economic interest. See footnote (1).
(7) Includes options to purchase 206,875; 20,493; 8,841; and 5,123 shares of Holding Common Stock which may be exercised by Messrs. Humphrey, Gannon, Saucier and Blount, respectively.
(8) Less than 1%.
(9) Excludes options to purchase shares of Holding Common Stock. As of March 1, 2002, a total of 83,570 shares of management investor stock have been repurchased as a result of death, resignation and other termination of employment. As of March 1, 2002, Mr. Humphrey and the Named Executive Officers owned an aggregate of 23,000 shares of Holding Common Stock.

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

     In April 1996, CD&R began to receive monthly payments of an aggregate annual fee of $375,000 for providing management and financial consulting services to the Company and reimbursement of out-of-pocket expenses it incurred during the nine months ended December 31, 1996. Pursuant to a consulting agreement dated as of March 27, 1996, so long as CD&R Fund V has an investment in the Company, CD&R will continue to receive an annual fee (and reimbursement of out-of-pocket expenses) for providing such management and financial consulting services to the Company. The indentures relating to the Company's outstanding Notes allow the payment to CD&R of annual fees for management and financial consulting services of up to $1 million, although there is no current intention to increase the amount of the annual fee to be received by CD&R above $500,000. During the year ended December 31, 2001, the Company paid CD&R annual fees in the amount of $470,000 for providing such management and financial consulting services.

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

     During 2001 and through March 1, 2002, the Company repurchased 4,000 shares of Holding Common Stock from management investors at $120.00 per share.

     During 2000, the Company repurchased 450 shares of Holding Common Stock from management investors. Of this total, 250 shares were repurchased at $100.00 per share and 200 shares were repurchased at $115.00 per share.

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

     In November 1999, Holding lent to Mr. Humphrey $5,000,000 pursuant to a full-recourse non-interest bearing promissory note due March 26, 2002 entered into by Mr. Humphrey and Holding. On December 19, 2001, Holding extended the maturity of the loan through March 26, 2007; or, earlier, if Mr. Humphrey voluntarily terminates his employment other than for "good reason" or the Company terminates his employment for "cause" (in each case, as defined in Mr. Humphrey's employment agreement).

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     a. Financial statements, financial statement schedule and exhibits filed as part of this report:

     1. Consolidated financial statements of Riverwood Holding, Inc. and subsidiaries as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001, and Independent Auditors' Report.

     2. Schedule II -- Valuation and Qualifying Accounts.

          All other schedules are omitted as the information required is either included elsewhere in the consolidated financial statements herein or is not applicable.

     c. Exhibit Index to Annual Report on Form 10-K for Year Ended December 31, 2001.

                      DESCRIPTION                        CROSS REFERENCE OR PAGE NUMBER
                      -----------                        ------------------------------
 3.1   Certificate of Incorporation of Riverwood   Filed as Exhibit 3.3 to the Registration
       Holding, Inc. (formerly known as New River  Statement on Form S-1 (Registration No.
       Holding, Inc.).                             33-80475) of New River Holding, Inc.
                                                   (renamed Riverwood Holding, Inc.) under
                                                   the Securities Act of 1933, as amended,
                                                   and incorporated herein by reference.
 3.2   Certificate of Amendment of Certificate of  Filed as Exhibit 3.2 to the Registrant's
       Incorporation of Riverwood Holding, Inc.    Annual Report on Form 10-K filed March 27,
                                                   1997 (Commission File No. 1-11113), and
                                                   incorporated herein by reference.
 3.3   Restated By-Laws of Riverwood Holding,      Filed as Exhibit 3.4 to the Riverwood
       Inc.                                        Holding, Inc.'s Annual Report on Form 10-K
                                                   filed March 17, 2000 (Commission File No.
                                                   1-11113), and incorporated herein by
                                                   reference.
 3.4   Certificate of Incorporation of RIC         Filed as Exhibit 3.1 to RIC Holding,
       Holding, Inc.                               Inc.'s Annual Report on Form 10-K filed
                                                   April 16, 1996 (Commission File No.
                                                   1-11113), and incorporated herein by
                                                   reference.
 3.5   Restated By-Laws of RIC Holding, Inc.       Filed as Exhibit 3.5 to Riverwood Holding,
                                                   Inc.'s Annual Report on Form 10-K filed
                                                   March 17, 2000 (Commission File No.
                                                   1-11113), and incorporated herein by
                                                   reference.
 3.6   Certificate of Incorporation of Riverwood   Filed as Exhibit 3.1 to Registration
       International Corporation (formerly known   Statement on Form S-1 (Registration No.
       as Riverwood International, USA, Inc.)      33-80475) of New River Holding, Inc.
                                                   (renamed Riverwood Holding, Inc.) under
                                                   the Securities Act of 1933, as amended,
                                                   and incorporated herein by reference.
 3.7   Certificate of Amendment of Certificate of  Filed as Exhibit 3.7 to the Registration
       Incorporation of Riverwood International    Statement on Form S-4 (Registration No.
       USA, Inc. (renamed Riverwood International  333-67550) of Riverwood International
       Corporation)                                Corporation, Riverwood Holding, Inc. and
                                                   RIC Holding, Inc. under the Securities Act
                                                   of 1933, as amended, and incorporated
                                                   herein by reference.

                      DESCRIPTION                        CROSS REFERENCE OR PAGE NUMBER
                      -----------                        ------------------------------
 3.8   Restated By-Laws of Riverwood               Filed as Exhibit 3.6 to Riverwood Holding,
       International Corporation                   Inc.'s Annual Report on Form 10-K filed
                                                   March 17, 2000 (Commission File No.
                                                   1-11113), and incorporated herein by
                                                   reference.
 4.1   Amended and Restated Credit Agreement,      Filed as Exhibit 4.4 to Riverwood Holding,
       dated as of August 10, 2001, among          Inc.'s Quarterly Report on Form 10-Q filed
       Riverwood International Corporation, the    August 14, 2001 (Commission File No.
       several banks and other financial           1-11113), and incorporated herein by
       institutions from time to time parties      reference.
       thereto, Deutsche Banc Alex Brown Inc., as
       syndication agent and the Chase Manhattan
       Bank, as administrative agent.
 4.2   Indenture, dated March 27, 1996, among RIC  Filed as Exhibit 4.6 to RIC Holding,
       Holding, Inc., Riverwood Holding, Inc.,     Inc.'s Annual Report on Form 10-K filed
       CDRO Acquisition Corporation and Fleet      April 16, 1996 (Commission File No.
       National Bank of Connecticut, as trustee,   1-11113), and incorporated herein by
       relating to the 10 1/4% Senior Notes due    reference.
       2006 of Riverwood International
       Corporation, together with the First
       Supplemental Indenture and the Second
       Supplemental Indenture thereto.
 4.3   Indenture, dated March 27, 1996, among RIC  Filed as Exhibit 4.7 to RIC Holding,
       Holding, Inc., Riverwood Holding, Inc.,     Inc.'s Annual Report on Form 10-K filed
       CDRO Acquisition Corporation and Fleet      April 16, 1996 (Commission File No.
       National Bank of Massachusetts, as          1-11113), and incorporated herein by
       trustee, relating to the 10 7/8% Senior     reference.
       Subordinated Notes due 2008 of Riverwood
       International Corporation, together with
       the First Supplemental Indenture and the
       Second Supplemental Indenture thereto.
 4.4   Indenture, dated as of July 28, 1997,       Filed as Exhibit 4.1 to the Registration
       among Riverwood International Corporation,  Statement on Form S-4 (Registration No.
       RIC Holding, Inc., Riverwood Holding, Inc.  333-33499) of Riverwood International
       and State Street Bank & Trust Company, as   Corporation, Riverwood Holding, Inc. and
       trustee, relating to the 10 5/8% Senior     RIC Holding, Inc. under the Securities Act
       Notes due 2007 of Riverwood International   of 1933, as amended, and incorporated
       Corporation.                                herein by reference.
 4.5   Indenture, dated June 21, 2001, among       Filed as Exhibit 4.1 to the Registrant's
       Riverwood International Corporation, RIC    Quarterly Report on Form 10-Q filed August
       Holding, Inc., Riverwood Holding, Inc. and  14, 2001 (Commission File No. 1-11113),
       State Street Bank & Trust Company, as       and incorporated herein by reference.
       trustee, relating to the 10 5/8% Senior
       Notes due 2007 of Riverwood International
       Corporation.
10.1   Wood Products Supply Agreement, dated as    Filed as Exhibit 2c to the Registrant's
       of October 18, 1996, between Plum Creek     Current Report on Form 8-K filed October
       Timber Company, L.P. and Riverwood          21, 1996 (Commission File No. 1-11113),
       International Corporation, including a      and incorporated herein by reference.
       list of omitted annexes and an undertaking
       of the Registrant to furnish
       supplementally a copy of any such omitted
       annex to the Securities and Exchange
       Commission upon request.

                      DESCRIPTION                        CROSS REFERENCE OR PAGE NUMBER
                      -----------                        ------------------------------
10.2   Form of Investor Stock Subscription         Filed as Exhibit 10.6 to Registration
       Agreement between Riverwood Holding, Inc.   Statement on Form S-1 (Registration No.
       (formerly named New River Holding, Inc.)    33-80475) of New River Holding, Inc.
       and each of the investors named on the      (renamed Riverwood Holding, Inc.) under
       schedule thereto.                           the Securities Act of 1933, as amended,
                                                   and incorporated herein by reference.
10.3   Form of Management Stock Subscription       Filed as Exhibit 10.4 to Registration
       Agreement between New River Holding, Inc.   Statement on Form S-1 (Registration No.
       (renamed Riverwood Holding, Inc.) and the   33-80475) of New River Holding, Inc.
       purchasers named therein.                   (renamed Riverwood Holding, Inc.) under
                                                   the Securities Act of 1933, as amended,
                                                   and incorporated herein by reference.
10.4   Form of Management Stock Option Agreement   Filed as Exhibit 10.5 to Registration
       between New River Holding, Inc. (renamed    Statement on Form S-1 (Registration No.
       Riverwood Holding, Inc.) and the grantees   33-80475) of New River Holding, Inc.
       named therein.                              (renamed Riverwood Holding, Inc.) under
                                                   the Securities Act of 1933, as amended,
                                                   and incorporated herein by reference.
10.5   Form of Registration and Participation      Filed as Exhibit 10.7 to Registration
       Agreement among New River Holding, Inc.     Statement on Form S-1 (Registration
       (renamed Riverwood Holding, Inc.) and       No. 33-80475) of New River Holding, Inc.
       certain stockholders of New River Holding,  (renamed Riverwood Holding, Inc.) under
       Inc.                                        the Securities Act of 1933, as amended,
                                                   and incorporated herein by reference.
10.6   Form of New River Holding, Inc. Stock       Filed as Exhibit 10.10 to Registration
       Incentive Plan.                             Statement on Form S-1 (Registration No.
                                                   33-80475) of New River Holding, Inc.
                                                   (renamed Riverwood Holding, Inc.) under
                                                   the Securities Act of 1933, as amended,
                                                   and incorporated herein by reference.
10.7   Form of Stockholders Agreement among New    Filed as Exhibit 10.11 to Registration
       River Holding, Inc. (renamed Riverwood      Statement on Form S-1 (Registration No.
       Holding, Inc.) and the stockholders of New  33-80475) of New River Holding, Inc.
       River Holding, Inc. named therein.          (renamed Riverwood Holding, Inc.) under
                                                   the Securities Act of 1933, as amended,
                                                   and incorporated herein by reference.
10.8   Form of Indemnification Agreement among     Filed as Exhibit 10.8 to the Registration
       Riverwood Holding, Inc., RIC Holding,       Statement on Form S-1 (Registration No.
       Inc., Riverwood International Corporation,  33-80475) of New River Holding, Inc.
       Clayton, Dubilier & Rice, Inc. and          (renamed Riverwood Holding, Inc.) under
       Clayton, Dubilier & Rice Fund V Limited     the Securities Act of 1933, as amended,
       Partnership.                                and incorporated herein by reference.
10.9   Form of Consulting Agreement among          Filed as Exhibit 10.12 to the Registration
       Riverwood Holding, Inc., RIC Holding,       Statement on Form S-1 (Registration No.
       Inc., the corporation formerly known as     33-80475) of New River Holding, Inc.
       Riverwood International Corporation,        (renamed Riverwood Holding, Inc.) under
       Riverwood International Corporation and     the Securities Act of 1933, as amended,
       Clayton, Dubilier & Rice, Inc.              and incorporated herein by reference.
10.10  Employment Agreement, dated as of March     Filed as Exhibit 10.1 to the Registrant's
       31, 1997, among Riverwood International     Quarterly Report on Form 10-Q filed May 9,
       Corporation, Riverwood Holding, Inc. and    1997 (Commission File No. 1-11113), and
       Stephen Humphrey.                           incorporated herein by reference.

                      DESCRIPTION                        CROSS REFERENCE OR PAGE NUMBER
                      -----------                        ------------------------------
10.11  Management Stock Option Agreement, dated    Filed as Exhibit 10.2 to the Registrant's
       as of March 31, 1997, between Riverwood     Quarterly Report on Form 10-Q filed May 9,
       Holding, Inc. and Stephen Humphrey.         1997 (Commission File No. 1-11113), and
                                                   incorporated herein by reference.
10.12  Employment Agreement, dated as of July 14,  Filed as Exhibit 10.13 to the Registrant's
       1997, among Riverwood International         Annual Report on Form 10-K filed March 5,
       Corporation, Riverwood Holding, Inc. and    1999 (Commission File No. 1-11113), and
       Thomas M. Gannon.                           incorporated herein by reference.
10.13  Management Stock Option Agreement, dated    Filed as Exhibit 10.14 to the Registrant's
       as of August 19, 1998, between Riverwood    Annual Report on Form 10-K filed March 5,
       Holding, Inc. and Thomas M. Gannon.         1999 (Commission File No. 1-11113), and
                                                   incorporated herein by reference.
10.14  Form of Riverwood Holding, Inc.             Filed as Exhibit 10.15 to the Registrant's
       Supplemental Long-Term Incentive Plan.      Annual Report on Form 10-K filed March 17,
                                                   2000 (Commission File No. 1-11113), and
                                                   incorporated herein by reference.
10.15  Employment Agreement, dated as of           Filed as Exhibit 10.16 to the Registrant's
       September 1, 1998, among Riverwood          Annual Report on Form 10-K filed March 17,
       International Corporation, Riverwood        2000 (Commission File No. 1-11113), and
       Holding, Inc. and Daniel J. Blount.         incorporated herein by reference.
10.16  Employment Agreement, dated as of November  Filed as Exhibit 10.17 to the Registrant's
       1, 1998, among Riverwood International      Annual Report on Form 10-K filed March 17,
       Corporation, Riverwood Holding, Inc. and    2000 (Commission File No. 1-11113), and
       Steven D. Saucier.                          incorporated herein by reference.
10.17  Agreement, dated as of November 18, 1999,   Filed as Exhibit 10.18 to the Registrant's
       between Riverwood Holding, Inc. and         Annual Report on Form 10-K filed March 17,
       Stephen M. Humphrey.                        2000 (Commission File No. 1-11113), and
                                                   incorporated herein by reference.
10.18  Promissory Note, dated as of November 18,   Filed as Exhibit 10.19 to the Registrant's
       1999, by Stephen M. Humphrey.               Annual Report on Form 10-K filed March 17,
                                                   2000 (Commission File No. 1-11113), and
                                                   incorporated herein by reference.
10.19  Amendment to Promissory Note, dated as of   Filed as an exhibit hereto.
       December 19, 2001, by Stephen M. Humphrey.
10.20  Employment Agreement, dated as of May 1,    Filed as an exhibit hereto.
       2001, among Riverwood International
       Corporation, Riverwood Holding, Inc. and
       Wayne E. Juby.
21     List of subsidiaries.                       Filed as an exhibit hereto.
99     Reconciliation of Income (Loss) from        Filed as an exhibit hereto.
       Operations to EBITDA.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 11th day of March, 2002.

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

                     SIGNATURES                                     TITLE                    DATE
                     ----------                                     -----                    ----
                 /s/ B. CHARLES AMES                   Chairman of the Board            March 11, 2002
-----------------------------------------------------
                   B. Charles Ames

               /s/ STEPHEN M. HUMPHREY                 President and Chief Executive    March 11, 2002
-----------------------------------------------------    Officer (Principal Executive
                 Stephen M. Humphrey                     Officer)

                /s/ DANIEL J. BLOUNT                   Senior Vice President and Chief  March 11, 2002
-----------------------------------------------------    Financial Officer (Principal
                  Daniel J. Blount                       Financial and Accounting
                                                         Officer)

                 /s/ KEVIN J. CONWAY                   Director                         March 11, 2002
-----------------------------------------------------
                   Kevin J. Conway

              /s/ LEON J. HENDRIX, JR.                 Director                         March 11, 2002
-----------------------------------------------------
                Leon J. Hendrix, Jr.

                 /s/ HUBBARD C. HOWE                   Director                         March 11, 2002
-----------------------------------------------------
                   Hubbard C. Howe

                /s/ ALBERTO CRIBIORE                   Director                         March 11, 2002
-----------------------------------------------------
                  Alberto Cribiore

                /s/ BRIAN J. RICHMAND                  Director                         March 11, 2002
-----------------------------------------------------
                  Brian J. Richmand

                 /s/ G. ANDREA BOTTA                   Director                         March 11, 2002
-----------------------------------------------------
                   G. Andrea Botta

                /s/ GIANLUIGI GABETTI                  Director                         March 11, 2002
-----------------------------------------------------
                  Gianluigi Gabetti

                     SIGNATURES                                     TITLE                    DATE
                     ----------                                     -----                    ----

               /s/ LAWRENCE C. TUCKER                  Director                         March 11, 2002
-----------------------------------------------------
                 Lawrence C. Tucker

                /s/ SAMUEL M. MENCOFF                  Director                         March 11, 2002
-----------------------------------------------------
                  Samuel M. Mencoff

                            RIVERWOOD HOLDING, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                           (IN THOUSANDS OF DOLLARS)

                                                  BALANCE    (CREDITS) CHARGES                 BALANCE
                                                 BEGINNING     TO COSTS AND      DEDUCTIONS    AT END
(CLASSIFICATION)                                 OF PERIOD       EXPENSES           (A)       OF PERIOD
----------------                                 ---------   -----------------   ----------   ---------
YEAR ENDED DECEMBER 31, 2001:
Allowances Reducing the Assets in the Balance
  Sheet:
  Doubtful accounts receivable.................  $  2,769        $  2,286         $(1,639)    $  3,416
  Deferred tax assets..........................   174,859          44,888              --      219,747
                                                 --------        --------         -------     --------
          Total................................  $177,628        $ 47,174         $(1,639)    $223,163
                                                 ========        ========         =======     ========
YEAR ENDED DECEMBER 31, 2000:
Allowances Reducing the Assets in the Balance
  Sheet:
  Doubtful accounts receivable.................  $  4,474        $    404         $(2,109)    $  2,769
  Deferred tax assets..........................   214,911         (40,052)             --      174,859
                                                 --------        --------         -------     --------
          Total................................  $219,385        $(39,648)        $(2,109)    $177,628
                                                 ========        ========         =======     ========
YEAR ENDED DECEMBER 31, 1999:
Allowances Reducing the Assets in the Balance
  Sheet:
  Doubtful accounts receivable.................  $  2,132        $  3,148         $  (806)    $  4,474
  Deferred tax assets..........................   175,612          39,299              --      214,911
                                                 --------        --------         -------     --------
          Total................................  $177,744        $ 42,447         $  (806)    $219,385
                                                 ========        ========         =======     ========

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

     The Company did not send an annual report or proxy materials to security holders during the year ended December 31, 2001.