Form 10-Q
period 2002-03-31
RIVERWOOD HOLDING INC
filed 2002-05-13
CIK 886239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

3350 Riverwood Parkway, S.E.
Suite 1400
Atlanta, Georgia 30339
(Address of principal executive offices)
(Zip Code)

(770) 644-3000

(Registrant’s telephone number, including area code)

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

Yes [  ]          No [X]

     At May 6, 2002 there were 7,064,180 shares and 500,000 shares of the registrant’s Class A and Class B common stock, respectively, outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

As used in this Form 10-Q, unless the context otherwise requires, “RIC” refers to the corporation formerly named Riverwood International Corporation; the “Predecessor” refers to RIC and its subsidiaries in respect of periods prior to the acquisition on March 27, 1996 by Holding, through its wholly-owned subsidiaries, of RIC (the “Merger”); the “Company” refers to the registrant, Riverwood Holding, Inc., a Delaware corporation (“Holding”) and its subsidiaries; and “Riverwood” refers to Riverwood International Corporation, a Delaware corporation and an indirect wholly-owned subsidiary of Holding.

RIVERWOOD HOLDING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	March 31,	December 31,
	2002	2001

	(unaudited)
ASSETS
Current Assets:
Cash and Equivalents	$19,562	$26,107
Receivables, Net of Allowances	147,650	140,099
Inventories	186,225	181,305
Prepaid Expenses	9,436	6,770

Total Current Assets	362,873	354,281

Property, Plant and Equipment, Net of Accumulated Depreciation of $687,284 in 2002 and $659,945 in 2001	1,272,098	1,289,915
Goodwill	276,482	276,482
Other Assets	134,546	136,914

Total Assets	$2,045,999	$2,057,592

LIABILITIES
Current Liabilities:
Short-Term Debt	$10,388	$11,817
Accounts Payable and Other Accrued Liabilities	212,234	225,029

Total Current Liabilities	222,622	236,846
Long-Term Debt, Less Current Portion	1,534,556	1,523,082
Other Noncurrent Liabilities	72,418	73,738

Total Liabilities	1,829,596	1,833,666

Contingencies and Commitments (Note 4)

Redeemable Common Stock, at Current Redemption Value	7,941	8,061

SHAREHOLDERS’ EQUITY
Nonredeemable Common Stock	75	75
Capital in Excess of Par Value	748,753	748,753
Accumulated Deficit	(501,486)	(493,771)
Accumulated Derivative Instruments Loss	(3,420)	(4,570)
Cumulative Currency Translation Adjustment	(35,460)	(34,622)

Total Shareholders’ Equity	208,462	215,865

Total Liabilities and Shareholders’ Equity	$2,045,999	$2,057,592

See Notes to Condensed Consolidated Financial Statements.

RIVERWOOD HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS)
(In thousands of dollars)
(unaudited)

	Three Months Ended

	March 31,	March 31,
	2002	2001

Net Sales	$300,112	$288,600
Cost of Sales	240,589	237,881
Selling, General and Administrative	28,607	30,776
Research, Development and Engineering	1,315	1,170
Other (Income) Expense, Net	(1,580)	7,956

Income from Operations	31,181	10,817
Interest Income	455	206
Interest Expense	39,060	40,214

(Loss) before Income Taxes	(7,424)	(29,191)
Income Tax Expense	291	474

(Loss) before Cumulative Effect of a Change in Accounting Principle	(7,715)	(29,665)
Cumulative Effect of a Change in Accounting Principle, Net of Tax of $0	—	(499)

Net (Loss)	(7,715)	(30,164)

Other Comprehensive (Loss), Net of Tax:
Derivative Instruments Gain (Loss)	1,150	(1,059)
Foreign Currency Translation Adjustments	(838)	(5,138)

Comprehensive (Loss)	$(7,403)	$(36,361)

See Notes to Condensed Consolidated Financial Statements.

RIVERWOOD HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(unaudited)

	Three Months Ended

	March 31, 2002	March 31, 2001

Cash Flows from Operating Activities:
Net (Loss)	$(7,715)	$(30,164)
Noncash Items Included in Net (Loss):
Depreciation and Amortization	32,134	41,268
Cumulative Effect of a Change in Accounting Principle	—	499
Deferred Income Taxes	901	(1,491)
Pension, Postemployment and Postretirement Benefits Expense, Net of Contributions	1,375	1,228
Amortization of Deferred Debt Issuance Costs	1,784	1,968
Other, Net	(2,851)	5,228
Changes in Operating Assets & Liabilities, Net of Subsidiary Consolidated:
Receivables	(8,109)	9,155
Inventories	(5,439)	(23,006)
Prepaid Expenses	(2,829)	2,745
Accounts Payable and Other Accrued Liabilities	(11,737)	(6,736)
Other Noncurrent Liabilities	79	402

Net Cash (Used in) Provided by Operating Activities	(2,407)	1,096

Cash Flows from Investing Activities:
Purchases of Property, Plant and Equipment	(12,282)	(13,457)
Cash Acquired of Subsidiary Consolidated	—	17,985
(Increase) Decrease in Other Assets	(1,624)	232

Net Cash (Used in) Provided by Investing Activities	(13,906)	4,760

Cash Flows from Financing Activities:
Net Increase in Notes Payable	10,111	5,887
Repurchases of Redeemable Common Stock, Net	(120)	—

Net Cash Provided by Financing Activities	9,991	5,887

Effect of Exchange Rate Changes on Cash	(223)	(3,123)

Net (Decrease) Increase in Cash and Equivalents	(6,545)	8,620
Cash and Equivalents at Beginning of Period	26,107	18,417

Cash and Equivalents at End of Period	$19,562	$27,037

See Notes to Condensed Consolidated Financial Statements.

RIVERWOOD HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements of the Company included herein have been prepared by the Company without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. The Condensed Consolidated Balance Sheet as of December 31, 2001 was derived from audited financial statements.

Holding and RIC Holding, Inc., a wholly-owned subsidiary, conducted no significant business and have no independent assets or operations other than in connection with the Merger and related transactions through March 27, 1996. Holding and RIC Holding, Inc. fully and unconditionally guarantee substantially all of the debt of Riverwood.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a summary of the Company’s significant accounting policies, please refer to the Company’s report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

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

The Company’s condensed consolidated financial statements include all significant subsidiaries in which the Company has the ability to exercise control over operating and financial policies. Intercompany transactions and balances are eliminated in consolidation.

During 2000, the Emerging Issues Task Force (“EITF”) issued EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.” Previously, the Company recognized shipping and handling costs as a reduction to Net Sales. EITF 00-10 requires shipping and handling costs to be included in Cost of Sales. Accordingly, shipping and handling costs have been reclassified to Cost of Sales for all periods presented.

The Company has reclassified the presentation of certain prior period information to conform with the current presentation format.

NOTE 3 – INVENTORIES

The major classes of inventories were as follows:

(In thousands of dollars)	March 31, 2002	December 31, 2001

Finished goods	$89,921	$87,728
Work-in-process	11,229	12,194
Raw materials	49,206	45,656
Supplies	35,869	35,727

Total	$186,225	$181,305

NOTE 4 – CONTINGENCIES AND COMMITMENTS

The Company is committed to compliance with all applicable foreign, federal, state and local environmental laws and regulations. Environmental law is, however, dynamic rather than static. As a result, costs, which are unforeseeable at this time, may be incurred when new laws are enacted, and when environmental agencies adopt or revise rules and regulations.

In 1998, the U.S. Environmental Protection Agency adopted regulations (generally referred to as the “cluster rules”) that mandate more stringent controls on air and water discharges from the United States pulp and paper mills. The Company estimates that the capital spending that may be required to comply with the cluster rules could reach $55 million to be spent at its two U.S. paper mills over a seven-year period that began in 2000. As of March 31, 2002, the Company estimates that it has spent approximately one-third of that amount for such compliance.

In late 1995, the Louisiana Department of Environmental Quality (“DEQ”) notified the Predecessor of potential liability for the remediation of hazardous substances at a wood treatment site in Shreveport, Louisiana that the Predecessor or its predecessors previously operated, and at a former oil refinery site in Caddo Parish, Louisiana which is on land that the Company previously owned. In response to these notices, the Company has provided additional information concerning these sites and has commenced its own evaluation of any claims and remediation liabilities for which it may be responsible. Subsequent to receipt in May 1996 of a Special Demand Letter from DEQ to remediate the site in Shreveport, the Company performed a soil and groundwater investigation at the site pursuant to an agreement with DEQ. In August 2001, the Company entered into a Cooperative Agreement for Remedial Action with DEQ and the landowners of the site, as well as a Mutual Release and Settlement Agreement with the landowners. Under the Cooperative Agreement, the Company will develop the remedial design and carry out the specified remediation at the site. The Company has engaged a qualified contractor and expects completion of the work by the end of 2002. In September 1996, the Company received a Special Demand Letter from DEQ to remediate the site in Caddo Parish. The Company performed a waste inventory and treatability study at the site and subsequently met with DEQ in October 1999. On July 6, 2000, the Company and DEQ entered into a Settlement Agreement that describes in detail the remedial actions necessary for the Company to obtain full release of all future liability at this site. The Company has contracted with a vendor to perform the remedial actions as outlined in the Settlement Agreement and the work is currently proceeding. The Company no longer owns the site since transferring the property to another entity on October 22, 2000. The Company anticipates the remedial actions outlined in the Settlement Agreement will be completed during the second quarter of 2002 and, at that time, expects to be relieved of any future liability.

The Company is involved in environmental remediation projects for certain properties currently or formerly owned or operated by the Company, certain properties divested by the Company for which responsibility was retained, and waste disposal sites where waste was shipped by the Predecessor or its predecessors or for which the Company might have corporate successor liability. Some of these projects are being addressed under federal and state statutes, such as the Comprehensive Environmental Response, Compensation and Liability Act and analogous state laws. The Company’s costs in certain instances cannot be reliably estimated until the remediation process is substantially underway or liability at multi-party sites has been addressed. To address these contingent environmental costs, the Company has accrued reserves when such costs are probable and can be reasonably estimated. The Company believes that, based on current information and regulatory requirements, the accruals established by the Company for environmental expenditures are adequate. Based on current knowledge, to the extent that additional costs may be incurred that exceed the accrued reserves, such amounts are not expected to have a material impact on the results of operations, cash flows or financial condition of the Company, although no assurance can be given that material costs in excess of accrued reserves will not be incurred in connection with clean-up activities at these properties, including the Shreveport and Caddo Parish sites referred to above.

The Company is a party to a number of lawsuits arising out of the ordinary conduct of its business. While there can be no assurance as to their ultimate outcome, the Company does not believe that these lawsuits will have a material impact on the results of operations, cash flows or financial condition of the Company.

The Company has been a plaintiff in actions against The MeadWestvaco Corporation, successor by merger to The Mead Corporation, and R.A. Jones Co. Inc. claiming infringement of the Company’s patents for its packaging machines. The patents in suit were found infringed but invalid by a jury in a trial against R.A. Jones in August 2001. This finding of invalidity has been appealed to the Court of Appeals for the Federal Circuit. The suit against MeadWestvaco was dismissed by mutual agreement pending the outcome of the appeal of the decision in the case against R.A. Jones.

NOTE 5 – BUSINESS SEGMENT INFORMATION

The Company reports its results in two business segments: Coated Board and Containerboard. These segments are evaluated by the chief operating decision maker based primarily on income from operations and EBITDA. The Coated Board business segment includes the production and sale of coated board for cartons from its West Monroe, Louisiana and Macon, Georgia mills and white lined chip board from its mill in Sweden; carton converting facilities in the United States, the United Kingdom, Spain, France and Brazil; and the design, manufacture and installation of packaging machinery related to the assembly of beverage cartons. The Containerboard business segment includes the production and sale of linerboard, corrugating medium and kraft paper from paperboard mills in the United States.

Business segment information is as follows:

	Three Months Ended

	March 31,	March 31,
(In thousands of dollars)	2002	2001

NET SALES:
Coated Board	$280,954	$260,994
Containerboard	19,158	27,606

	$300,112	$288,600

INCOME FROM OPERATIONS:
Coated Board	$44,450	$26,309
Containerboard	(8,276)	(3,476)
Corporate And Eliminations	(4,993)	(12,016)

	$31,181	$10,817

Credit Agreement EBITDA(A):
Coated Board	$69,635	$64,273
Containerboard	(5,049)	594
Corporate And Eliminations	(1,880)	(5,683)

	$62,706	$59,184

The following represents a reconciliation of Income from Operations to Credit Agreement EBITDA:

	Three Months Ended

	March 31,	March 31,
(In thousands of dollars)	2002	2001

Income from Operations	$31,181	$10,817
Add: Depreciation and amortization	32,134	41,268
Other non-cash charges(B)	(609)	7,099

Credit Agreement EBITDA(A)	$62,706	$59,184

Notes:

(A)  Credit Agreement EBITDA is calculated based on the definitions of EBITDA and GAAP contained in the Company’s Senior Secured Credit Agreement. Credit Agreement EBITDA is defined as consolidated net income (exclusive of non-cash charges resulting from purchase accounting during the periods subsequent to the Merger) before consolidated interest expense, consolidated income taxes, consolidated depreciation and amortization, and other non-cash charges deducted in determining consolidated net income, extraordinary items and the cumulative effect of accounting changes and earnings of, but including dividends from, non-controlled affiliates. The Company believes that EBITDA provides useful information regarding the Company’s ability to service debt, but should not be considered in isolation or as a substitute for the Condensed Consolidated Statements of Operations or cash flow data. The Company's definition of EBITDA may not be comparable to other companies’ definitions of EBITDA.

(B)  Other non-cash charges include non-cash charges for LIFO accounting, pension, postretirement and postemployment benefits, and amortization of premiums on hedging contracts deducted in determining net income.

NOTE 6 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to fluctuations in interest rates on its variable rate debt and fluctuations in foreign currency transaction cash flows. The Company actively monitors these fluctuations and uses derivative instruments from time to time to manage its exposure. In accordance with its risk management strategy, the Company uses derivative instruments only for the purpose of managing risk associated with fluctuations in the cash flow of the underlying exposures identified by management. The Company does not trade or use derivative instruments with the objective of earning financial gains on interest or currency rates, nor does it use leveraged instruments or instruments where there are no underlying exposures identified. The Company’s use of derivative instruments may result in short-term gains or losses and may increase volatility in its earnings.

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (‘‘SFAS’’) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (‘‘SFAS No. 133’’), which requires all derivative instruments to be measured at fair value and recognized on the balance sheet as either assets or liabilities. In addition, all derivative instruments used in hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. Upon adoption of SFAS No. 133, the Company recognized a one-time after-tax transition adjustment to decrease earnings by approximately $0.5 million and decrease other comprehensive income by approximately $1.1 million. These amounts have been presented as a cumulative effect of change in accounting principle in the accompanying Condensed Consolidated Statement of Operations and Comprehensive (Loss) for the year ended December 31, 2001.

The following is a summary of the Company’s derivative instruments as of March 31, 2002 and the accounting policies it employs:

Hedges of Anticipated Cash Flows

The following is a reconciliation of current period changes in the fair value of the interest rate swap agreements and foreign currency forward and option contracts which have been recorded as Accumulated Derivative Instruments Loss in the accompanying Condensed Consolidated Balance Sheet at March 31, 2002 and as Derivative Instruments Gain (Loss) in the accompanying Condensed Consolidated Statement of Operations and Comprehensive (Loss) for the Three Months Ended March 31, 2002.

(In thousands of dollars)

SFAS No. 133 transition adjustment	$(1,094)
Reclassification to earnings	3,898
Current period decrease in fair value	(7,374)

Balance at December 31, 2001	(4,570)
Reclassification to earnings	942
Current period increase in fair value	208

Balance at March 31, 2002	$(3,420)

During the first three months ended March 31, 2002, there was no ineffective portion related to the changes in fair value of the interest rate swap agreements, or foreign currency forward and option contracts and there were no amounts excluded from the measure of effectiveness. The balance of $3.4 million recorded in Accumulated Derivative Instruments Loss at March 31, 2002 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in the related hedged exposure. The estimated amount to be reclassified into future earnings as interest expense over the next twelve months through March 31, 2003 is approximately $3.4 million. The actual amount that will be reclassified to future earnings over the next twelve months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings during the first quarter of 2002 in connection with forecasted transactions that were no longer considered probable of occurring.

The Company uses interest rate swap agreements to fix a portion of its variable rate Term Loan Facility to a fixed rate in order to reduce the impact of interest rate changes on future income. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense related to the debt. At March 31, 2002, the Company had interest rate swap agreements with a notional amount of $225 million, which expire on various dates through the year 2002, under which the Company will pay fixed rates of 4.75 percent to 6.53 percent and receive three-month LIBOR. At December 31, 2001, the Company had interest rate swap agreements with a notional amount of $225 million, which expire on various dates through the year 2002, under which the Company will pay fixed rates of 4.75 percent to 6.53 percent and receive three-month LIBOR.

Derivatives not Designated as Hedges

The Company has foreign currency forward contracts used to hedge the exposure associated with foreign currency denominated receivables. These contracts are presently being marked-to-market through the income statement and will continue to be marked-to-market through the income statement.

The Company enters into fixed price natural gas contracts designed to effectively hedge prices for a substantial portion of its natural gas requirements at its two U.S. mills. The purpose of the fixed price natural gas contracts is to eliminate or reduce price risk with a focus on making cash flows more predictable. As of March 31, 2002, the Company had entered into contracts to hedge substantially all of its natural gas requirements for its two U.S. mills through December 31, 2002. The contract price and fair value of these natural gas contracts was approximately $16.6 million and $14.1 million, respectively. These contracts are not accounted for as derivative instruments under SFAS No. 133, as they qualify for the normal purchase exemption.

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (“SFAS No. 141”), “Business Combinations”, which was effective as of January 1, 2002. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company adopted SFAS No. 141 on January 1, 2002 and the adoption did not have a significant impact on its financial position and results of operations.

In June 2001, the FASB issued SFAS No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, which was effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The adoption of SFAS No. 142 resulted in the discontinuation of amortization of goodwill recorded at December 31, 2001 of approximately $8 million annually. Intangible assets with a determinable life will continue to be amortized over that period. The Company adopted SFAS No. 142 on January 1, 2002 and is in the process of implementing SFAS No. 142 and does not believe that any impairment charges will result from the adoption. The following table shows Net (Loss) for the first quarter of 2002 and adjusted Net (Loss) for the first quarter of 2001 exclusive of goodwill amortization.

	Three Months Ended

	March 31,	March 31,
(In thousands of dollars)	2002	2001

Net (Loss)	$(7,715)	$(30,164)
Plus: Amortization of Goodwill	—	1,935

Adjusted Net (Loss)	$(7,715)	$(28,229)

The following table displays the intangible assets that continue to be subject to amortization and aggregate amortization expense as well as intangible assets not subject to amortization as of March 31, 2002 and December 31, 2001:

	As of March 31, 2002

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:

Patents	$24,063	$8,385	$15,678

Licenses	3,598	1,059	2,539

Trademarks	39,635	11,865	27,770

	$67,296	$21,309	$45,987

Unamortized intangible assets:
Goodwill	$276,482	—	$276,482

	As of December 31, 2001

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:

Patents	$23,926	$7,986	$15,940

Licenses	3,598	997	2,601

Trademarks	39,624	11,370	28,254

	$67,148	$20,353	$46,795

Unamortized intangible assets:
Goodwill	$321,976	$45,494	$276,482

Amortization expense for intangible assets subject to amortization was approximately $0.9 million for the first three months of 2002, and is expected to be approximately $4 million annually for the next five fiscal years.

In August 2001, the FASB issued SFAS No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, which was effective January 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, as well as eliminating the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company adopted SFAS No. 144 on January 1, 2002 and the adoption did not have a significant impact on its financial position and results of operations.

NOTE 8 – SUBSEQUENT EVENT

On April 23, 2002, the Company borrowed $250 million pursuant to an amendment to its senior secured credit agreement and will apply the proceeds therefrom to redeem in full the 1996 senior notes, which is expected to occur on May 23, 2002. In addition, the Company borrowed approximately $12 million under its revolving credit facility to pay fees, costs and expenses related to the refinancing transaction.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In connection with the Merger, the Company entered into a credit agreement that provided for senior secured credit facilities consisting of a term loan facility and a $400 million revolving credit facility. Such credit agreement, term loan facility and revolving facility, as in effect prior to the August 10, 2001 amendment and restatement discussed below, are referred to herein as the “Prior Credit Agreement”, the “Prior Term Loan Facility” and the “Prior Revolving Facility”, respectively. In addition, Riverwood International Machinery, Inc., a wholly-owned subsidiary of Riverwood, entered into a credit agreement providing for a $140 million secured revolving credit facility (the “Machinery Facility”) for the purpose of financing or refinancing packaging machinery. In connection with the Merger, the Company also completed an offering of $250 million aggregate principal amount of 10 1/4 percent Senior Notes due 2006 (the “1996 Senior Notes”) and $400 million aggregate principal amount of 10 7/8 percent Senior Subordinated Notes due 2008 (the “1996 Senior Subordinated Notes” and together with the 1996 Senior Notes, the “1996 Notes”).

On July 28, 1997, the Company completed an offering of $250 million principal amount of 10 5/8 percent Senior Notes due 2007 (the “Initial Notes”). The net proceeds of this offering were applied to prepay certain revolving credit borrowings under the Prior Revolving Facility (without any commitment reduction) and to refinance certain tranche A term loans and other borrowings under the Prior Credit Agreement. A registration statement under the Securities Act of 1933, as amended, registering senior notes of the Company identical in all material respects to the Initial Notes (the “Exchange Notes”) offered in exchange for the Initial Notes became effective October 1, 1997. On November 3, 1997, the Company completed its exchange offer of the Initial Notes for the Exchange Notes. The Initial Notes and the Exchange Notes are referred to herein as the 1997 Notes.

In connection with the sale of Igaras on October 3, 2000, the Company entered into Amendment No. 5 dated September 12, 2000, effective October 3, 2000, to the Prior Credit Agreement. Pursuant to the amendment, the Company applied $120 million and $25 million of the sale proceeds to its 2001 and 2002 term loan maturities under the Prior Term Loan Facility, respectively. The Company recognized a loss on the early extinguishment of debt of approximately $2.1 million in the fourth quarter of 2000. The Company applied the remaining portion of the proceeds (approximately $48 million) to the Prior Revolving Facility (without any commitment reduction). In connection with Amendment No. 5, the Company canceled its Machinery Facility. In addition, certain of the financial covenants included in the Prior Credit Agreement were amended.

On June 21, 2001, the Company completed an offering of $250 million principal amount of 10 5/8 percent Senior Notes due 2007 (the “Initial 2001 Notes”). The Initial 2001 Notes were sold at a price of 103 percent of par. The proceeds from this offering of approximately $251.5 million, net of approximately $6 million of transaction fees and expenses, were applied to prepay a portion of the outstanding borrowings under the Prior Term Loan Facility. During the second quarter of 2001, the Company recorded a non-cash, extraordinary charge to earnings of approximately $2.8 million, net of tax of nil, related to the write-off of the applicable portion of deferred debt issuance costs on the term loans. In connection with this offering, on June 6, 2001, the Company entered into Amendment No. 6 to the Prior Credit Agreement. The amendment modified certain financial and other covenants, including minimum EBITDA requirements, in the Prior Credit Agreement to reflect recent financial results and market and operating conditions. A registration statement under the Securities Act registering senior notes of the Company identical in all material respects to the Initial 2001 Notes (the “Exchange 2001 Notes”) offered in exchange for the Initial 2001 Notes became effective on August 27, 2001. On October 5, 2001, the Company completed its exchange offer of the Initial 2001 Notes for the Exchange 2001 Notes. The Initial 2001 Notes and the Exchange 2001 Notes are referred to herein as the 2001 Notes.

On August 10, 2001, the Company entered into an amendment and restatement of the Prior Credit Agreement (the “Senior Secured Credit Agreement”) with certain lenders providing for senior secured credit facilities with aggregate commitments not to exceed $635 million (together with the 2002 Term Loan Facility referred to below, the “Facilities”), including a $335 million term loan facility (the “Term Loan Facility”) and a $300 million revolving credit facility (the “Revolving Facility”). The proceeds of the initial borrowings under the Facilities of approximately $386.0 million, including $51.0 million in revolving credit borrowings, were applied to repay in full the outstanding borrowings under the Prior Term Loan Facility and the Prior Revolving Facility and to pay approximately $12 million of the $14 million of fees and expenses incurred in connection with the amendment and restatement of the Prior Credit Agreement. During the third quarter of 2001, the Company recorded a non-cash, extraordinary charge to earnings of approximately $6.0 million, net of tax of nil, related to the write-off of the applicable remaining deferred debt issuance costs on the Prior Term Loan Facility and the Prior Revolving Facility.

In April 2002, the Company entered into an amendment of the Senior Secured Credit Agreement which provided for a new, tranche B, term loan facility of $250 million (“2002 Term Loan Facility”). The 2002 Term Loan Facility was drawn on April 23, 2002 and the proceeds, together with borrowings under the Revolving Facility of approximately $12.0 million, are to be used to redeem the 1996 Senior Notes which is expected to occur on May 23, 2002 and to pay related fees, costs and expenses. In the second quarter of 2002, the Company expects to record a non-cash extraordinary charge to earnings of approximately $3.3 million, net of tax, related to the write-off of the remaining deferred debt issuance costs on the 1996 Senior Notes and an extraordinary charge of approximately $8.6 million, net of tax, related to the call premium paid upon redemption of the 1996 Senior Notes.

On May 3, 2002, Holding filed a Form S-1 registration statement with the Securities and Exchange Commission for the registration under the Securities Act of 1933 of $350 million of its common stock in a proposed initial public offering. Concurrently with the proposed initial public offering, the Company anticipates borrowing additional amounts under the Senior Secured Credit Agreement through an add-on term loan and selling senior notes. The Company intends to use the net proceeds from these proposed financings to repay in full the 1997 Notes, the 2001 Notes and the 1996 Senior Subordinated Notes and to repay a portion of the amounts outstanding under the Revolving Facility. There can be no assurance that any of these financing transactions will be completed.

General

The Company reports its results in two business segments: Coated Board (relating to the Company’s coated unbleached kraft paperboard (“CUK Board”) used in its beverage multiple packaging and consumer products packaging businesses) and Containerboard. The Coated Board business segment includes the production and sale of coated board for cartons from the Company’s West Monroe, Louisiana and Macon, Georgia mills and white lined chip board (“WLC”) from its mill in Sweden; carton converting facilities in the United States, the United Kingdom, Spain, France and Brazil; and the design, manufacture and installation of packaging machinery related to the assembly of beverage cartons. The Containerboard business segment includes the production and sale of linerboard, corrugating medium and kraft paper from paperboard mills in the United States. The Company intends to stop producing linerboard as it continues to shift production capacity to higher margin CUK Board.

The table below sets forth Net Sales, Income from Operations, and EBITDA. The Company believes that EBITDA provides useful information regarding the Company’s ability to service debt, but should not be considered in isolation or as a substitute for the Condensed Consolidated Statements of Operations or cash flow data. The Company’s definition of EBITDA may not be comparable to other companies’ definitions of EBITDA.

	Three Months Ended

	March 31,	March 31,
(In thousands of dollars)	2002	2001

Net Sales:
Coated Board	$280,954	$260,994
Containerboard	19,158	27,606

Net Sales	$300,112	$288,600

Income from Operations:
Coated Board	$44,450	$26,309
Containerboard	(8,276)	(3,476)
Corporate and Eliminations	(4,993)	(12,016)

Income from Operations	$31,181	$10,817

Credit Agreement EBITDA (A):
Coated Board	$69,635	$64,273
Containerboard	(5,049)	594
Corporate And Eliminations	(1,880)	(5,683)

Credit Agreement EBITDA (A)	62,706	59,184
Less: Certain non-cash charges (B)	(904)	(3,398)

EBITDA (B)	$61,802	$55,786

Notes:

(A)	Credit Agreement EBITDA is calculated based on the definitions of EBITDA and GAAP contained in the Company’s Senior Secured Credit Agreement. Credit Agreement EBITDA is defined as consolidated net income (exclusive of non-cash charges resulting from purchase accounting during the periods subsequent to the Merger) before consolidated interest expense, consolidated income taxes, consolidated depreciation and amortization, and other non-cash charges deducted in determining consolidated net income, extraordinary items and the cumulative effect of accounting changes and earnings of, but including dividends from, non-controlled affiliates.

(B)	For purposes of Credit Agreement EBITDA, as reported above, the Company adds back to income from operations non-cash charges for pension, post-retirement and post-employment benefits, and expenses (credits) relating to changes in GAAP subsequent to March 1996, which are excluded from EBITDA, as reported above. EBITDA is defined as income from operations before depreciation and amortization expense, loss (gain) on asset write-downs/unusual asset disposals, loss on impairment of assets and LIFO related expenses (credits) plus dividends from equity investments recorded in the relevant period. This definition of EBITDA conforms to the presentation in the Form S-1 registration statement for Holding’s proposed initial public offering.

A reconciliation of Income from Operations to EBITDA is set forth in Exhibit 99 of this Form 10-Q.

Business Trends and Initiatives

The Company’s cash flow from operations and EBITDA are influenced by sales volume and selling prices for its products and raw material and energy costs, and are affected by a number of significant business, economic and competitive factors. Many of these factors are not within the Company’s control. Historically, in the Coated Board business segment, the Company has experienced stable pricing for its integrated beverage carton products, and moderate cyclical pricing for its cartonboard, which historically has been principally sold in the open market. The Company’s cartonboard sales are affected by competition from competitors’ CUK Board and other substrates – solid bleached sulfate (“SBS”), recycled clay coated news (“CCN”) and, internationally, WLC — as well as by general market conditions.

In the Containerboard business segment, conditions in the cyclical worldwide commodity paperboard markets have a substantial impact on the Company’s Containerboard sales. During the first three months of 2002, the Company elected to take 14 days, or approximately 5,000 tons, of medium market related downtime at its U.S. mills that resulted in approximately $1.0 million of under-absorbed fixed costs. The Company expects to take an additional 32 days, or approximately 13,000 tons, of medium market related downtime throughout the remainder of 2002 on its medium machine, but the amount of downtime could change depending upon market conditions. The downtime results from a number of factors, but principally a weak containerboard market. As a result of the expected downtime during 2002, the Company estimates the impact on earnings at its U.S. mills for the remainder of 2002 to be approximately $2.3 million related to the under-absorption of fixed costs.

Energy, including natural gas, fuel oil and electricity, represents a significant portion of the Company’s manufacturing costs. During the first three months of 2002, the Company’s financial results were positively affected by approximately $2 million compared to the first three months of 2001 due to a decrease in its energy costs, principally at its U.S. mills. Until recently, the Company’s results had not been significantly affected by the volatility of energy costs. The Company entered into fixed price contracts designed to mitigate the impact of future energy cost increases through 2002, and will continue to evaluate its hedge position.

The Company is pursuing a number of long-term initiatives designed to improve productivity and profitability. The Company completed a profit center reorganization of its operations, completed a global restructuring program, implemented a number of cost saving measures and effected several management changes. The Company is continuing to implement a global Total Quality Systems (“TQS”) initiative which uses statistical process control to help design and manage all types of activities including production and maintenance.

In addition, the Company is continuing to implement a strategy focused on the expansion into the high-growth segments of the consumer products packaging market. The Company has identified a number of new end-use markets and strategic alliance partners to position the Company to provide a broad portfolio of new and enhanced products to generate additional growth in the consumer products packaging market.

The Company expects capital expenditures will range from $65 million to $80 million in 2002 as the Company invests to improve its process capabilities, in packaging machinery, and to comply with environmental cluster rules. The Company continues to evaluate its current operations and assets with a view to rationalizing its operations and improving profitability, in particular with respect to its international converting assets and strategy. As part of this effort, the Company initiated a $25.6 million global restructuring program, focused on the Company’s European operations, in the fourth quarter of 1998 aimed at achieving annualized savings and cost avoidance of approximately $20 million. The Company completed the restructuring activities during 2001. Finally, the Company is continuing to focus on reducing working capital and increasing liquidity.

Packaging machinery placements during the first three months of 2002 increased approximately 113 percent when compared to 2001. This increase was partially due to the timing of shipments. The Company expects packaging machinery placements for 2002 to be higher when compared to 2001 and be comparable to 2000 as a result of a 16 percent increase in packaging machinery orders in 2001 when compared to 2000. The Company has been and will continue to be selective in future packaging machinery placements to ensure appropriate returns.

Outlook

The Company expects that its 2002 full year EBITDA will exceed its 2001 EBITDA, although no assurance can be given in this regard. The achievement of this expectation is dependent upon (among other things) a number of profit improvement initiatives, including increasing worldwide beverage and North American consumer products sales volumes above 2001 levels, improving U.S. mill throughput, continued cost savings from other actions taken to date and stable pricing for the Company’s products. In 2002, the Company expects sales volume increases in its worldwide beverage markets, and continued growth in its North American consumer products markets. The Company expects containerboard sales and margins to be negatively affected in 2002 due to the negative market pressures on containerboard pricing and sales volumes. The Company believes that energy costs will continue to negatively impact its results for 2002 but the negative impact is expected to be lower than in 2001.

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

The Company believes the following accounting policies are the most critical since these policies require significant judgment or involve complex estimations that are important to the portrayal of the Company’s financial conditions and operating results:

•	The Company recognizes revenue when pervasive evidence of a sales arrangement exists, delivery has occurred, the price to the buyer is fixed and determinable, and the collectibility of the sales price is reasonably assured, which is primarily when goods are shipped to customers. Revenues received in advance from packaging machinery use agreements are recognized on a straight-line basis over the term of the agreements. Customer returns and allowances are provided for based on estimates.

•	The Company’s inventories are stated at the lower of cost or market. Cost of inventories is determined principally on the last-in, first-out (“LIFO”) basis. Average cost basis is used to determine the cost of supplies inventories. Inventories are stated net of an allowance for slow-moving and obsolete inventory, which is based on estimates. If the condition of the inventories or the state of the Company’s business would deteriorate, additional allowances may be required which would reduce income.

•	The Company reviews long-lived assets, including goodwill and certain identifiable intangibles for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Upon determination that the carrying value of the assets is impaired, the Company would record an impairment charge or loss.

•	The Company faces uncertainties relating to pending litigation and environmental remediation obligations. The Company records accruals for such items based on estimates developed in consultation with legal counsel and environmental consultants at the time when the liability is probable and reasonably estimated. While there can be no assurance as to the ultimate outcome of any current lawsuits, claims or investigations relating to such uncertainties, the Company does not believe that such uncertainties will have a material adverse impact on the results of operations, cash flows or financial condition of the Company. However, future uncertainties may have a material adverse impact on the results of operations, cash flows or financial condition of the Company.

RESULTS OF OPERATIONS

The following discussion of the Company’s results of operations is based upon the first three months ended March 31, 2002 and 2001. The Company has reclassified the presentation of Net Sales and Cost of Sales information to conform with the current presentation format and Emerging Issues Task Force 00-10, “Accounting for Shipping and Handling Fees and Costs".

	Three Months Ended

		% Increase
		(Decrease)
	March 31,	From Prior	March 31,
(In thousands of dollars)	2002	Period	2001

Net Sales:
Coated Board	$280,954	7.6%	$260,994
Containerboard	19,158	(30.6)	27,606

Net Sales	300,112	4.0	288,600
Cost of Sales	240,589	1.1	237,881

Gross Profit	59,523	17.4	50,719
Selling, General and Administrative	28,607	(7.0)	30,776
Research, Development and Engineering	1,315	12.4	1,170
Other (Income) Expense, Net	(1,580)	(100.0)	7,956

Income from Operations	$31,181	188.3	$10,817

Income from Operations:
Coated Board	$44,450	69.0%	$26,309
Containerboard	(8,276)	(138.1)	(3,476)
Corporate And Eliminations	(4,993)	58.4	(12,016)

Income from Operations	$31,181	188.3	$10,817

Other Financial Data:

Net Sales:
Carrierboard	$197,036	11.1%	$177,405
Cartonboard	56,164	3.7	54,165
White lined chip board	19,035	(4.7)	19,972
Containerboard	19,158	(30.6)	27,606
Other (A)	8,719	(7.8)	9,452

Note:

(A)	Other primarily represents revenue recognized from packaging machinery service and use agreements and sales of certain by-products.

Paperboard Shipments

The following represents shipments of Coated Board and Containerboard to outside customers. Shipments of Coated Board represent sales to customers of carrierboard and cartonboard. Shipments from the Swedish Mill represent sales to customers of WLC produced at this mill. Shipments of Containerboard represent sales to customers of linerboard, corrugating medium, kraft paper and various other items. Other primarily represents shipments of certain by-products. Total shipments for the three months ended March 31, 2002 and 2001 were as follows:

	Three Months Ended

		% Increase
		(Decrease)
	March 31,	From Prior	March 31,
(In thousands of tons)	2002	Period	2001

Coated Board
Carrierboard	154.3	17.7%	131.1
Cartonboard	90.5	7.6	84.1
White Lined Chip Board	39.3	(0.8)	39.6
Containerboard	57.5	(21.8)	73.5
Other	6.5	6.6	6.1

	348.1	4.1	334.4

FIRST QUARTER 2002 COMPARED WITH FIRST QUARTER 2001

Net Sales

As a result of the factors described below, the Company’s Net Sales in the first quarter of 2002 increased by $11.5 million, or 4.0 percent, compared with the first quarter of 2001. Net Sales in the Coated Board business segment increased by $20.0 million in the first quarter of 2002, or 7.6 percent, to $281.0 million from $261.0 million in the first quarter of 2001, due primarily to higher sales volume in North American beverage carton markets (resulting, in large part, from increased volumes under a multi-year agreement with a beer customer) and, to a lesser extent, higher sales volume in North American consumer products markets and international beverage and consumer products markets. These increases were somewhat offset by the negative impact of foreign currency exchange rates on sales in international markets. Net Sales in the Containerboard business segment decreased by $8.4 million, or 30.6 percent, to $19.2 million in the first quarter of 2002 from $27.6 million in the first quarter of 2001, due principally to lower volumes and pricing.

Gross Profit

As a result of the factors discussed below, the Company’s Gross Profit for the first quarter of 2002 increased by $8.8 million, or 17.4 percent, to $59.5 million from $50.7 million in the first quarter of 2001. The Company’s gross profit margin increased to 19.8 percent in the first quarter of 2002 from 17.6 percent in the first quarter of 2001. Gross Profit in the Coated Board business segment increased by $11.8 million, or 21.4 percent, to $66.8 million in the first quarter of 2002 from $55.0 million in the first quarter of 2000, while its gross profit margin increased to 23.8 percent in the first quarter of 2002 from 21.1 percent in the first quarter of 2001. The increase in Coated Board Gross Profit was due primarily to worldwide cost reductions, higher Net Sales and lower depreciation expense. Gross Profit in the Containerboard business segment decreased by $4.5 million to a loss of $7.2 million in the first quarter of 2002 from a loss of $2.7 million in the first quarter of 2001, while its gross profit margin decreased to (37.7) percent in the first quarter of 2002 from (9.8) percent in the first quarter of 2001. The decrease in Containerboard Gross Profit resulted principally from lower volumes and pricing.

Selling, General and Administrative

Selling, General and Administrative expenses decreased $2.2 million, or 7.0 percent, to $28.6 million in the first quarter of 2002 from $30.8 million in the first quarter of 2001, due primarily to lower warehousing expenses recorded in the first quarter of 2002 and, to a lesser extent, certain non-recurring operating charges that were recorded in the first quarter of 2001. As a percentage of Net Sales, Selling, General and Administrative expenses decreased from 10.7 percent in the first quarter of 2001 to 9.5 percent in the first quarter of 2002.

Research, Development and Engineering

Research, Development and Engineering expenses increased $0.1 million, or 12.4 percent, to $1.3 million in the first quarter of 2002 from $1.2 million in the first quarter of 2001, due primarily to higher research and development investing relating to the Company’s new Z-Flute® product.

Other (Income) Expense, Net

Other (Income) Expense, Net, was $(1.6) million in the first quarter of 2002 as compared to $8.0 million in the first quarter of 2001. This change was principally due to certain non-recurring operating charges that were recorded in the first quarter of 2001 primarily relating to a litigation reserve and an asset retirement, the cessation of goodwill amortization in the first quarter of 2002 and hedging related gains recorded in the first quarter of 2002.

Income from Operations

Primarily as a result of the factors discussed above, the Company’s Income from Operations in the first quarter of 2002 increased by $20.4 million, or 188.3 percent, to $31.2 million from $10.8 million in the first quarter of 2001, while the Company’s operating margin increased to 10.4 percent in the first quarter of 2002 from 3.7 percent in the first quarter of 2001. Income from Operations in the Coated Board business segment increased by $18.2 million, or 69.0 percent, to $44.5 million in the first quarter of 2002 from $26.3 million in the first quarter of 2001, while the operating margin increased to 15.8 percent in the first quarter of 2002 from 10.1 percent in the first quarter of 2001, primarily as a result of the factors described above. Income from Operations in the Containerboard business segment decreased by $4.8 million to a loss of $8.3 million in the first quarter of 2002 from a loss of $3.5 million in the first quarter of 2001, while the operating margin decreased to (43.2) percent in the first quarter of 2002 from (12.6) percent in the first quarter of 2001, primarily as a result of the factors described above.

Fluctuations in U.S. Currency Exchange Rates

The strengthening of the U.S. dollar currency exchange rates as compared to the Euro, other European currencies, and the Japanese Yen had a modest negative impact on Net Sales, Gross Profit, Income from Operations, and operating expenses during the first quarter of 2002.

INTEREST INCOME, INTEREST EXPENSE, INCOME TAX EXPENSE AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

Interest Income

Interest Income increased by $0.3 million to $0.5 million in the first three months of 2002 from $0.2 million in the first three months of 2001.

Interest Expense

Interest Expense decreased by $1.1 million to $39.1 million in the first three months of 2002 from $40.2 million in the first three months of 2001 due primarily to lower average interest rates.

Income Tax Expense

During the first three months of 2002, the Company recognized an income tax expense of $0.3 million on a (Loss) before Income Taxes of $(7.4) million. During the first three months of 2001, the Company recognized an income tax expense of $0.5 million on a (Loss) before Income Taxes of $(29.2) million. These expenses differed from the statutory federal income tax rate primarily because of valuation allowances established on net operating loss carryforward tax assets in the U.S. and certain international locations where the realization of such benefits is not more likely than not.

Cumulative Effect of a Change in Accounting Principle

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (‘‘SFAS’’) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (‘‘SFAS No. 133’’), which requires all derivative instruments to be measured at fair value and recognized on the balance sheet as either assets or liabilities. In addition, all derivative instruments used in hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. Upon adoption of SFAS No. 133, the Company recognized a one-time after-tax transition adjustment to decrease earnings by approximately $0.5 million.

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

Cash Flows

Cash and Equivalents decreased by approximately $6.5 million in the first three months of 2002 compared to December 31, 2001 primarily as a result of the purchases of property, plant and equipment ($12.3 million) and cash used in Operating Activities ($2.4 million) offset by net cash provided by Financing Activities ($10.0 million). Depreciation and amortization during the first three months of 2002 totaled approximately $32.1 million, and is expected to be approximately $125 million to $135 million for the full year 2002.

The Company’s cash flows from its operations and EBITDA are subject to moderate seasonality with demand usually increasing in the spring and summer due to the seasonality of worldwide beverage multiple packaging markets.

Liquidity and Capital Resources

The Company’s liquidity needs arise primarily from debt service on the substantial indebtedness incurred in connection with the Merger, and from the funding of its capital expenditures, ongoing operating costs, and working capital.

As of March 31, 2002, the Company had outstanding approximately $1,536 million of long-term debt, consisting primarily of $250 million aggregate principal amount of the 1996 Senior Notes, $400 million of the 1996 Senior Subordinated Notes, $250 million of the 1997 Notes, $250 million of the 2001 Notes, $335 million outstanding under the Term Loan Facility and $47 million under the Revolving Facility, and other debt issues and facilities.

In April 2002, the Company entered into an amendment of the Senior Secured Credit Agreement which provided for the 2002 Term Loan Facility. The 2002 Term Loan Facility was drawn on April 23, 2002 and the proceeds, together with borrowings under the Revolving Facility of approximately $12.0 million, are to be used to redeem the 1996 Senior Notes which is expected to occur on May 23, 2002 and to pay related fees, costs and expenses.

On May 3, 2002, Holding filed a Form S-1 registration statement with the Securities and Exchange Commission for the registration under the Securities Act of 1933 of $350 million of its common stock in a proposed initial public offering. Concurrently with the proposed initial public offering, the Company anticipates borrowing additional amounts under the Senior Secured Credit Agreement through an add-on term loan and selling senior notes. The Company intends to use the net proceeds from these proposed financings to repay in full the 1997 Notes, the 2001 Notes and the 1996 Senior Subordinated Notes and to repay a portion of the amounts outstanding under the Revolving Facility. There can be no assurance that any of these proposed financing transactions will be completed.

The following discussion of the Company’s debt service requirements, covenant restrictions and financing sources and cash flows does not give effect to any of the proposed financing transactions.

Debt Service

Principal and interest payments under the 2001 Term Loan Facility, the Revolving Facility and the 2002 Term Loan Facility, together with interest payments on the 2001 Notes, 1997 Notes and 1996 Senior Subordinated Notes, represent significant liquidity requirements for the Company. The 2001 Term Loan Facility matures on December 31, 2006 and amortizes in semi-annual installments of $37.5 million beginning June 30, 2003 and of $46.25 million beginning June 30, 2005, amounting to principal payments of $75.0 million, $75.0 million, $92.5 million and $92.5 million in 2003, 2004, 2005 and 2006 respectively. The 2002 Term Loan Facility amortizes in semi-annual installments of $1.25 million in 2002 and $2.5 million annually in each of 2003, 2004, 2005 and 2006 with the remaining principal due at maturity on March 31, 2007. The Revolving Facility matures on December 31, 2006.

The loans under the Facilities bear interest at floating rates based upon the interest rate option elected by the Company. The term loans under the 2001 Term Loan Facility bore interest as of March 31, 2002 at an average rate per annum of 4.71 percent. The 1997 Notes, the 2001 Notes and the 1996 Senior Subordinated Notes bear interest at rates of 10 5/8 percent, 10 5/8 percent and 10 7/8 percent, respectively.

Interest expense in 2002 is expected to be approximately $151 million, including approximately $7 million of non-cash amortization of deferred debt issuance costs (giving effect to the 2002 Term Loan Facility and the redemption of the 1996 Senior Notes). During the first three months of 2002, cash paid for interest was approximately $34.0 million.

The Company expects that its working capital and business needs will require it to continue to have access to the Revolving Facility or a similar revolving credit facility after the maturity date, and that the Company accordingly will have to extend, renew, replace or otherwise refinance such facility at or prior to such date. No assurance can be given that it will be able to do so. The Company has in the past refinanced and in the future may seek to refinance its debt prior to the respective maturities of such debt.

Covenant Restrictions

The Senior Secured Credit Agreement, which governs the Facilities, imposes restrictions on the Company’s ability to make capital expenditures and both the Senior Secured Credit Agreement and the indentures governing the 1996 Senior Subordinated Notes, the 1997 Notes and the 2001 Notes limit the Company’s ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company’s ability to respond to market conditions, meet its capital spending program, provide for unanticipated capital investments or take advantage of business opportunities. The covenants contained in the Senior Secured Credit Agreement, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by Riverwood and its subsidiaries, make capital expenditures and engage in certain transactions with affiliates. The covenants contained in the indentures governing the 1996 Senior Subordinated Notes, the 1997 Notes and the 2001 Notes also impose restrictions on the operation of the Company’s business.

The financial covenants in the Senior Secured Credit Agreement specify, among other things, the following requirements for each four quarter period ended during the following test periods:

Consolidated
	Debt to Credit Agreement	Consolidated
	EBITDA	Interest Expense
Test Period	Leverage Ratio	Ratio

September 30, 2001 - December 30, 2002	5.85 to 1.00	1.75 to 1.00
December 31, 2002 - December 30, 2003	5.50 to 1.00	2.00 to 1.00
December 31, 2003 - December 30, 2004	5.00 to 1.00	2.10 to 1.00
December 31, 2004 - December 30, 2005	4.70 to 1.00	2.25 to 1.00
December 31, 2005 - December 30, 2006	4.40 to 1.00	2.25 to 1.00
December 31, 2006 - March 31, 2007	4.40 to 1.00	2.25 to 1.00

At March 31, 2002, the Company was in compliance with the financial covenants in the Senior Secured Credit Agreement. The Company’s ability to comply in future periods with the financial covenants in the Senior Secured Credit Agreement will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company’s control and will be substantially dependent on the selling prices for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business and profitability strategies (see “—Outlook”). If a violation of any of the covenants occurred, the Company would attempt to get a waiver or an amendment from its lenders, although no assurance can be given that the Company would be successful in this regard. The Senior Secured Credit Agreement and the indentures governing the 1996 Senior Subordinated Notes, 1997 Notes and 2001 Notes have covenants as well as certain cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions.

Capital Expenditures

Capital spending for the first three months of 2002 was approximately $12.3 million, down 8.7 percent from $13.5 million in the first three months of 2001. Capital spending during the first three months of 2002 related primarily to improving the Company’s process capabilities, manufacturing packaging machinery and environmental cluster rules compliance. Total capital spending for 2002 is expected to be between $65 million and $80 million, and is expected to relate principally to improving the Company’s process capabilities, the production of packaging machinery and environmental cluster rules compliance. The Company estimates that the capital spending that may be required to comply with the cluster rules could reach $55 million to be spent at its two U.S. paper mills over a seven-year period that began in 2000 (see “Environmental and Legal Matters”). As of March 31, 2002, the Company estimates that it has spent approximately one-third of that amount for such compliance.

Financing Sources and Cash Flows

The Revolving Facility matures on December 31, 2006. At March 31, 2002, the Company and its U.S. and international subsidiaries had the following amounts of commitments, amounts outstanding and amounts available under revolving credit facilities:

	Total Amount of	Total Amount	Total Amount
(In thousands of dollars)	Commitments	Outstanding	Available

Revolving Facility	$300,000	$46,800	$252,558
International Facilities	15,269	8,123	7,146

	$315,269	$54,923	$259,704

In accordance with its debt agreements, the Company’s availability under its Revolving Facility as of March 31, 2002 has been reduced by the amount of standby letter of credits issued of approximately $0.6 million. The Company anticipates pursuing additional working capital financing for its foreign operations as necessary. The Company believes that cash generated from operations, together with amounts available under its Revolving Facility and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs until the maturity of the Revolving Facility, although no assurance can be given in this regard. The Company’s future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see “—Covenant Restrictions”), will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company’s control and will be substantially dependent on the selling prices and demand for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business and profitability strategies.

Derivative Instruments and Hedging Activities

The Company is exposed to fluctuations in interest rates on its variable rate debt and fluctuations in foreign currency transaction cash flows. The Company actively monitors these fluctuations and uses derivative instruments from time to time to manage its exposure. In accordance with its risk management strategy, the Company uses derivative instruments only for the purpose of managing risk associated with fluctuations in the cash flow of the underlying exposures identified by management. The Company does not trade or use derivative instruments with the objective of earning financial gains on interest or currency rates, nor does it use leveraged instruments or instruments where there are no underlying exposures identified. The Company’s use of derivative instruments may result in short-term gains or losses and may increase volatility in its earnings.

On January 1, 2001, the Company adopted SFAS No. 133 which requires all derivative instruments to be measured at fair value and recognized on the balance sheet as either assets or liabilities. In addition, all derivative instruments used in hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. Upon adoption of SFAS No. 133, the Company recognized a one-time after-tax transition adjustment to decrease earnings by approximately $0.5 million and decrease other comprehensive income by approximately $1.1 million. These amounts have been presented as a cumulative effect of change in accounting principle in the accompanying Condensed Consolidated Statement of Operations and Comprehensive (Loss) for the year ended December 31, 2001.

The following is a summary of the Company’s derivative instruments as of March 31, 2002 and the accounting policies it employs:

Hedges of Anticipated Cash Flows

The following is a reconciliation of current period changes in the fair value of the interest rate swap agreements, and foreign currency forward and option contracts which have been recorded as Accumulated Derivative Instruments Loss in the accompanying Condensed Consolidated Balance Sheet at March 31, 2002 and as Derivative Instruments Gain (Loss) in the accompanying Condensed Consolidated Statement of Operations and Comprehensive (Loss) for the Three Months Ended March 31, 2002.

(In thousands of dollars)

SFAS No. 133 transition adjustment	$(1,094)
Reclassification to earnings	3,898
Current period decrease in fair value	(7,374)

Balance at December 31, 2001	(4,570)
Reclassification to earnings	942
Current period increase in fair value	208

Balance at March 31, 2002	$(3,420)

During the three months ended March 31, 2002, there was no ineffective portion related to the changes in fair value of the interest rate swap agreements, or foreign currency forward and option contracts and there were no amounts excluded from the measure of effectiveness. The balance of $3.4 million recorded in Accumulated Derivative Instruments Loss at March 31, 2002 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in the related hedged exposure. The estimated amount to be reclassified into future earnings as interest expense over the next twelve months through March 31, 2003 is approximately $3.4 million. The actual amount that will be reclassified to future earnings over the next twelve months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings during the first quarter of 2002 in connection with forecasted transactions that were no longer considered probable of occurring.

The Company uses interest rate swap agreements to fix a portion of its variable rate Term Loan Facility to a fixed rate in order to reduce the impact of interest rate changes on future income. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense related to the debt. At March 31, 2002, the Company had interest rate swap agreements with a notional amount of $225 million, which expire on various dates through the year 2002, under which the Company will pay fixed rates of 4.75 percent to 6.53 percent and receive three-month LIBOR.

Derivatives not Designated as Hedges

The Company has foreign currency forward contracts used to hedge the exposure associated with foreign currency denominated receivables. These contracts are presently being marked-to-market through the income statement and will continue to be marked-to-market through the income statement.

The Company enters into fixed price natural gas contracts designed to effectively hedge prices for a substantial portion of its natural gas requirements at its two U.S. mills. The purpose of the fixed price natural gas contracts is to eliminate or reduce price risk with a focus on making cash flows more predictable. As of March 31, 2002, the Company had entered into contracts to hedge substantially all of its natural gas requirements for its two U.S. mills through December 31, 2002. The contract price and fair value of these natural gas contracts was approximately $16.6 million and $14.1 million, respectively. These contracts are not accounted for as derivative instruments under SFAS No. 133, as they qualify for the normal purchase exemption.

Environmental and Legal Matters

The Company is committed to compliance with all applicable foreign, federal, state and local environmental laws and regulations. Environmental law is, however, dynamic rather than static. As a result, costs, which are unforeseeable at this time, may be incurred when new laws are enacted, and when environmental agencies adopt or revise rules and regulations.

In 1998, the U.S. Environmental Protection Agency adopted regulations (generally referred to as the “cluster rules”) that mandate more stringent controls on air and water discharges from the United States pulp and paper mills. The Company estimates that the capital spending that may be required to comply with the cluster rules could reach $55 million to be spent at its two U.S. paper mills over a seven-year period that began in 2000. As of March 31, 2002, the Company estimates that it has spent approximately one-third of that amount for such compliance.

In late 1995, the Louisiana Department of Environmental Quality (“DEQ”) notified the Predecessor of potential liability for the remediation of hazardous substances at a wood treatment site in Shreveport, Louisiana that the Predecessor or its predecessors previously operated, and at a former oil refinery site in Caddo Parish, Louisiana which is on land that the Company previously owned. In response to these notices, the Company has provided additional information concerning these sites and has commenced its own evaluation of any claims and remediation liabilities for which it may be responsible. Subsequent to receipt in May 1996 of a Special Demand Letter from DEQ to remediate the site in Shreveport, the Company performed a soil and groundwater investigation at the site pursuant to an agreement with DEQ. In August 2001, the Company entered into a Cooperative Agreement for Remedial Action with DEQ and the landowners of the site, as well as a Mutual Release and Settlement Agreement with the landowners. Under the Cooperative Agreement, the Company will develop the remedial design and carry out the specified remediation at the site. The Company has engaged a qualified contractor and expects completion of the work by the end of 2002. In September 1996, the Company received a Special Demand Letter from DEQ to remediate the site in Caddo Parish. The Company performed a waste inventory and treatability study at the site and subsequently met with DEQ in October 1999. On July 6, 2000, the Company and DEQ entered into a Settlement Agreement that describes in detail the remedial actions necessary for the Company to obtain full release of all future liability at this site. The Company has contracted with a vendor to perform the remedial actions as outlined in the Settlement Agreement and the work is currently proceeding. The Company no longer owns the site since transferring the property to another entity on October 22, 2000. The Company anticipates the remedial actions outlined in the Settlement Agreement will be completed during the second quarter of 2002 and, at that time, expects to be relieved of any future liability.

The Company is involved in environmental remediation projects for certain properties currently or formerly owned or operated by the Company, certain properties divested by the Company for which responsibility was retained, and waste disposal sites where waste was shipped by the Predecessor or its predecessors or for which the Company might have corporate successor liability. Some of these projects are being addressed under federal and state statutes, such as the Comprehensive Environmental Response, Compensation and Liability Act and analogous state laws. The Company’s costs in certain instances cannot be reliably estimated until the remediation process is substantially underway or liability at multi-party sites has been addressed. To address these contingent environmental costs, the Company has accrued reserves when such costs are probable and can be reasonably estimated. The Company believes that, based on current information and regulatory requirements, the accruals established by the Company for environmental expenditures are adequate. Based on current knowledge, to the extent that additional costs may be incurred that exceed the accrued reserves, such amounts are not expected to have a material impact on the results of operations, cash flows or financial condition of the Company, although no assurance can be given that material costs in excess of accrued reserves will not be incurred in connection with clean-up activities at these properties, including the Shreveport and Caddo Parish sites referred to above.

The Company is a party to a number of lawsuits arising out of the ordinary conduct of its business. While there can be no assurance as to their ultimate outcome, the Company does not believe that these lawsuits will have a material impact on the results of operations, cash flows or financial condition of the Company.

The Company has been a plaintiff in actions against The MeadWestvaco Corporation, successor by merger to The Mead Corporation, and R.A. Jones Co. Inc. claiming infringement of the Company’s patents for its packaging machines. The patents in suit were found infringed but invalid by a jury in a trial against R.A. Jones in August 2001. This finding of invalidity has been appealed to the Court of Appeals for the Federal Circuit. The suit against MeadWestvaco was dismissed by mutual agreement pending the outcome of the appeal of the decision in the case against R.A. Jones.

Information Concerning Forward-Looking Statements

Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in “—Business Trends and Initiatives” concerning (a) the Company’s expectation regarding downtime during 2002, (b) the improvements which the Company’s long-term initiatives, including, without limitation, its profit center reorganization and global restructuring program, are designed to achieve, (c) the Company’s expectation that capital expenditures will range from $65 million to $80 million in 2002, and (d) the Company’s expectation regarding packaging machinery placements; (ii) the statements in “—Outlook” concerning (a) the Company’s expectation that its 2002 EBITDA will exceed its 2001 EBITDA as well as each of the factors which the Company believes support such expectation, (b) the Company’s expectations regarding sales volumes in its worldwide beverage multiple packaging markets and continued growth in its North American consumer products packaging markets, (c) the Company’s expectation regarding containerboard sales and margins, and (d) the Company’s expectations regarding increased energy costs; (iii) the statements in “Financial Condition, Liquidity and Capital Resources” concerning (a) the Company’s expectation that depreciation and amortization for 2002 will be approximately $125 million to $135 million, (b) the Company’s expectation that 2002 interest expense will be approximately $151 million including approximately $7 million of non-cash amortization of deferred debt issuance costs (giving effect to the 2002 Term Loan Facility and the redemption of the 1996 Senior Notes), (c) the Company’s expectation that total capital spending for 2002 will range from $65 million to $80 million, (d) the Company’s belief that cash generated from operations, together with amounts available under available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs until the maturity of the Revolving Facility, and (e) the Company’s expectations with respect to capital spending that may be required to comply with the cluster rules and that, based on current knowledge, environmental costs are not expected to have a material impact on the results of operations, cash flows or financial condition of the Company, and (iv) other statements as to management’s or the Company’s expectations and beliefs presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. The important factors described elsewhere in this report (including, without limitation, those discussed in “— Financial Condition, Liquidity and Capital Resources”), the Company’s Report on Form 10-K for the year ended December 31, 2001, or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) the Company’s actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

While the Company periodically reassesses material trends and uncertainties affecting the Company’s results of operations and financial condition in connection with its preparation of management’s discussion and analysis of results of operations and financial condition contained in its quarterly and annual reports, the Company does not intend to review or revise any particular forward-looking statement referenced in this report in light of future events.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (“SFAS No. 141”), “Business Combinations”, which was effective January 1, 2002. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company adopted SFAS No. 141 on January 1, 2002 and the adoption did not have a significant impact on its financial position and results of operations.

In June 2001, the FASB issued SFAS No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, which was effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The adoption of SFAS No. 142 resulted in the discontinuation of amortization of goodwill recorded at December 31, 2001 of approximately $8 million annually. Intangible assets with a determinable life will continue to be amortized over that period. The Company adopted SFAS No. 142 on January 1, 2002 and is in the process of implementing SFAS No. 142 and does not believe that any impairment charges will result from the adoption. The following table shows Net (Loss) for the first quarter of 2002 and adjusted Net (Loss) for the first quarter of 2001 exclusive of goodwill amortization.

	Three Months Ended

	March 31,	March 31,
(In thousands of dollars)	2002	2001

Net (Loss)	$(7,715)	$(30,164)
Plus: Amortization of Goodwill	—	1,935

Adjusted Net (Loss)	$(7,715)	$(28,229)

The following table displays the intangible assets that continue to be subject to amortization and aggregate amortization expense as well as intangible assets not subject to amortization as of March 31, 2002 and December 31, 2001:

	As of March 31, 2002

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:

Patents	$24,063	$8,385	$15,678

Licenses	3,598	1,059	2,539

Trademarks	39,635	11,865	27,770

	$67,296	$21,309	$45,987

Unamortized intangible assets:
Goodwill	$276,482	—	$276,482

	As of December 31, 2001

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:

Patents	$23,926	$7,986	$15,940

Licenses	3,598	997	2,601

Trademarks	39,624	11,370	28,254

	$67,148	$20,353	$46,795

Unamortized intangible assets:
Goodwill	$321,976	$45,494	$276,482

Amortization expense for intangible assets subject to amortization was approximately $0.9 million for the first three months of 2002, and is expected to be approximately $4 million annually for the next five fiscal years.

In August 2001, the FASB issued SFAS No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, which was effective January 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, as well as eliminating the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company adopted SFAS No. 144 on January 1, 2002 and the adoption did not have a significant impact on its financial position and results of operations.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II, Item 7A, “Quantitative and Qualitative Disclosure about Market Risk”, in the Company’s Annual Report on Form 10-K for the fiscal period ended December 31, 2001. There have been no significant developments with respect to derivatives or exposure to market risk during the first three months of 2002.

PART II – OTHER INFORMATION

ITEM 1.         Legal Proceedings.

Not applicable

ITEM 2.         Changes in Securities and Use of Proceeds.

Not applicable

ITEM 3.         Defaults Upon Senior Securities.

Not applicable

ITEM 4.         Submission of Matters to a Vote of Security Holders.

Not applicable

ITEM 5.         Other Information.

Not applicable

ITEM 6.         Exhibits and Reports on Form 8-K.

(a)	Exhibits.

99 Reconciliation of Income from Operations to EBITDA. Filed as an exhibit hereto.

(b)	Reports on Form 8-K.

Filed on May 3, 2002 reporting intention for proposed initial public offering of $350 million of common stock.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVERWOOD HOLDING, INC.

(Registrant)
(Registrant)

Date:	May 13, 2002	By:
			/s/	Edward W. Stroetz Jr.

Edward W. Stroetz Jr.
Secretary

Date:	May 13, 2002	By:
			/s/	Daniel J. Blount

Daniel J. Blount
Senior Vice President and
Chief Financial Officer