Form 10-Q
period 2002-06-30
RIVERWOOD HOLDING INC
filed 2002-08-14
CIK 886239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to ____________________________

Commission file number 1-11113

RIVERWOOD HOLDING, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2205241 (I.R.S. Employer Identification No.)

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

Yes   ☐   No   ☒

     At August 2, 2002 there were 7,063,680 shares and 500,000 shares of the registrant’s Class A and Class B common stock, respectively, outstanding.

PART I. FINANCIAL INFORMATION
SIGNATURE
RECONCILIATION OF INCOME FROM OPERATIONS TO EBITDA

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

As used in this Form 10-Q, unless the context otherwise requires, “RIC” refers to the corporation formerly named Riverwood International Corporation; the “Predecessor” refers to RIC and its subsidiaries in respect of periods prior to the acquisition on March 27, 1996 by Holding, through its wholly-owned subsidiaries, of RIC (the “Merger”); the “Company” refers to the registrant, Riverwood Holding, Inc., a Delaware corporation formerly named New River Holding, Inc. (“Holding”) and its subsidiaries; and “Riverwood” refers to Riverwood International Corporation, a Delaware corporation formerly named Riverwood International USA, Inc. and an indirect wholly-owned subsidiary of Holding.

RIVERWOOD HOLDING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(unaudited)

	June 30,	December 31,
	2002	2001

ASSETS
Current Assets:
Cash and Equivalents	$31,433	$27,983
Receivables, Net of Allowances	176,157	140,099
Inventories	184,152	181,305
Prepaid Expenses	11,229	6,770

Total Current Assets	402,971	356,157
Property, Plant and Equipment, Net of Accumulated Depreciation of $713,548 in 2002 and $659,945 in 2001	1,262,106	1,289,915
Goodwill	276,482	276,482
Other Assets	129,836	136,914

Total Assets	$2,071,395	$2,059,468

LIABILITIES
Current Liabilities:
Short-Term Debt	$60,810	$19,958
Accounts Payable and Other Accrued Liabilities	222,188	218,764

Total Current Liabilities	282,998	238,722
Long-Term Debt, Less Current Portion	1,499,772	1,523,082
Other Noncurrent Liabilities	71,870	73,738

Total Liabilities	1,854,640	1,835,542

Contingencies and Commitments (Note 4)
Class A Redeemable Common Stock $120/share redemption value; 63,680 and 67,180 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	7,641	8,061

SHAREHOLDERS’ EQUITY
Common Stock par value $.01 per Share;
Class A Common Stock, 9,000,000 shares authorized; 7,063,680 and 7,067,180 shares designated at June 30, 2002 and December 31, 2001, respectively; 7,000,000 shares of non-redeemable Common Stock issued and outstanding at June 30, 2002 and December 31, 2001	70	70
Class B Common Stock, 3,000,000 shares authorized; 500,000 shares of non-redeemable Common Stock issued and outstanding at June 30, 2002 and at December 31, 2001	5	5
Capital in Excess of Par Value	748,753	748,753
Accumulated Deficit	(511,171)	(493,771)
Accumulated Derivative Instruments Loss	(4,032)	(4,570)
Cumulative Currency Translation Adjustment	(24,511)	(34,622)

Total Shareholders’ Equity	209,114	215,865

Total Liabilities and Shareholders’ Equity	$2,071,395	$2,059,468

See Notes to Condensed Consolidated Financial Statements.

RIVERWOOD HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands of dollars)
(unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Net Sales	$348,046	$340,873	$648,158	$629,473
Cost of Sales	269,975	267,701	510,564	505,582
Selling, General and Administrative	32,656	29,977	61,263	60,753
Research, Development and Engineering	1,146	1,165	2,461	2,335
Other Expense, Net	3,118	5,112	1,538	13,068

Income from Operations	41,151	36,918	72,332	47,735
Interest Income	613	350	1,068	556
Interest Expense	38,369	39,989	77,429	80,203

Income (Loss) before Income Taxes	3,395	(2,721)	(4,029)	(31,912)
Income Tax Expense	1,571	1,951	1,862	2,425

Income (Loss) before Extraordinary Item and Cumulative Effect of a Change in Accounting Principle	1,824	(4,672)	(5,891)	(34,337)
Extraordinary Loss on Early Extinguishment of Debt, Net of Tax of $0	(11,509)	(2,770)	(11,509)	(2,770)

(Loss) before Cumulative Effect of a Change in Accounting Principle	(9,685)	(7,442)	(17,400)	(37,107)
Cumulative Effect of a Change in Accounting Principle Net of Tax of $0	—	—	—	(499)

Net (Loss)	(9,685)	(7,442)	(17,400)	(37,606)

Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments (Loss) Gain	(612)	(1,388)	538	(2,447)
Foreign Currency Translation Adjustments	10,949	(2,094)	10,111	(7,232)

Comprehensive Income (Loss)	$652	$(10,924)	$(6,751)	$(47,285)

See Notes to Condensed Consolidated Financial Statements.

RIVERWOOD HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(unaudited)

	Six Months Ended

	June 30, 2002	June 30, 2001

Cash Flows from Operating Activities:
Net (Loss)	$(17,400)	$(37,606)
Noncash Items Included in Net (Loss):
Depreciation and Amortization	64,772	72,341
Cumulative Effect of a Change in Accounting Principle	—	499
Extraordinary Loss on Early Extinguishment of Debt, Net of Tax of $0	2,967	2,770
Deferred Income Taxes	609	(1,638)
Pension, Postemployment and Postretirement Benefits Expense, Net of Contributions	5,155	2,635
Equity in Net Earnings of Affiliates, Net of Dividends	—	710
Amortization of Deferred Debt Issuance Costs	3,313	3,938
Other	(527)	5,549
Changes in Operating Assets & Liabilities, Net of Subsidiary Consolidated:
Receivables	(29,500)	(19,132)
Inventories	(561)	(9,698)
Prepaid Expenses	(5,374)	(141)
Accounts Payable and Other Accrued Liabilities	(7,445)	(1,870)
Other Noncurrent Liabilities	(1,315)	(2,864)

Net Cash Provided by Operating Activities	14,694	15,493

Cash Flows from Investing Activities:
Purchases of Property, Plant and Equipment	(23,182)	(25,316)
Cash Acquired of Subsidiary Consolidated	—	17,985
Increase in Other Assets	(2,126)	(846)

Net Cash Used in Investing Activities	(25,308)	(8,177)

Cash Flows from Financing Activities:
Borrowings under Revolving Credit Facilities	164,150	256,135
Payments on Revolving Credit Facilities	(137,920)	(247,282)
Proceeds from Issuance of Debt	250,000	257,500
Increase in Debt Issuance Costs	(3,336)	(6,004)
Premium Paid on Early Extinguishment of Debt	(8,542)	—
Payments on Debt	(250,938)	(251,781)
Repurchases of Redeemable Common Stock	(420)	—
Issuance of Redeemable Common Stock	—	300

Net Cash Provided by Financing Activities	12,994	8,868
Effect of Exchange Rate Changes on Cash	1,070	667

Net Increase in Cash and Equivalents	3,450	16,851
Cash and Equivalents at Beginning of Period	27,983	18,417

Cash and Equivalents at End of Period	$31,433	$35,268

See Notes to Condensed Consolidated Financial Statements.

RIVERWOOD HOLDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

Riverwood Holding, Inc. (“Riverwood Holding”) and its wholly-owned subsidiary RIC Holding, Inc. (“RIC Holding”) and the corporation formerly named CDRO Acquisition Corporation were incorporated in 1995 to acquire the stock of our predecessor, the corporation formerly named Riverwood International Corporation (the “Predecessor”).

On March 27, 1996, Riverwood Holding, through its wholly-owned subsidiaries, acquired all of the outstanding shares of common stock of the Predecessor. On such date, CDRO Acquisition Corporation was merged into the Predecessor. The Predecessor, as the surviving corporation in the Merger, became a wholly-owned subsidiary of RIC Holding. On March 28, 1996, the Predecessor transferred substantially all of its properties and assets to the corporation formerly named Riverwood International USA, Inc., other than the capital stock of Riverwood International USA, Inc, and the Predecessor was merged into RIC Holding. Thereupon, Riverwood International USA, Inc. was renamed “Riverwood International Corporation.” Upon consummation of the Subsequent Merger, RIC Holding, as the surviving corporation in the Subsequent Merger, became the parent company of Riverwood International Corporation (“Riverwood International”).

Riverwood Holding and RIC Holding, a wholly-owned subsidiary, conducted no significant business and have no independent assets or operations other than in connection with the Merger and related transactions through March 27, 1996. Riverwood Holding and RIC Holding fully and unconditionally guarantee substantially all of the debt of Riverwood International.

In connection with the Merger, the purchase method of accounting was used to establish and record a new cost basis for the assets acquired and liabilities assumed. The difference between the purchase price and the fair market values of the assets acquired and liabilities assumed was recorded as goodwill.

References to the “Company” are to Riverwood Holding and its subsidiaries.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company has reclassified the presentation of certain prior period information to conform with the current presentation format.

NOTE 3 — INVENTORIES

The major classes of inventories were as follows:

(In thousands of dollars)	June 30, 2002	December 31, 2001

Finished goods	$81,506	$87,728
Work-in-process	13,989	12,194
Raw materials	52,704	45,656
Supplies	35,953	35,727

Total	$184,152	$181,305

NOTE 4 — CONTINGENCIES AND COMMITMENTS

The Company is committed to compliance with all applicable foreign, federal, state and local environmental laws and regulations. Environmental law is, however, dynamic rather than static. As a result, costs, which are unforeseeable at this time, may be incurred when new laws are enacted, and when environmental agencies adopt or revise rules and regulations.

In general, the environmental laws that the Company is subject to regulate discharges and emissions of constituents to the air, soil and water, prescribe procedures for the use, reuse, reclamation, recycling and disposal of designated waste materials and impose liability and requirements relating to the cleanup of contamination. In certain instances, state environmental laws may be stricter than their federal counterparts.

The federal Clean Air Act imposes stringent limits on air emissions, establishes a federal permit program (Title V) and provides for civil and criminal enforcement sanctions. In response to these requirements, in the early 1990’s the Company switched from solvent-based to water-based inks and varnishes at our converting operations in order to reduce and meet requirements with respect to emissions of volatile organic compounds. Where necessary, our plants have received or submitted an application to the appropriate permitting authority for a Title V permit.

The federal Clean Water Act establishes a system of minimum national effluent standards for each industry, water quality standards for the nation’s waterways and a permit program that provides discharge limitations. It also regulates releases and spills of oil and toxic chemicals and wastewater and stormwater discharges. The Company’s mill in West Monroe, Louisiana is the only one of the Company’s facilities that is a direct discharger to a water body and a permit currently covers its discharges to the Ouachita River. The Company’s other operations discharge to publicly owned treatment works and are subject to pretreatment requirements and limitations.

The federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) establishes liability for waste generators, current and former site owners and operators and others in connection with releases of hazardous materials. The Company has been, and in the future may again be, identified as a potentially responsible party at sites under CERCLA and similar state laws.

In 1998, the U.S. Environmental Protection Agency adopted regulations (generally referred to as the “cluster rules”) that mandate more stringent controls on air and water discharges from the United States pulp and paper mills. The Company estimates that the capital spending that may be required to comply with the cluster rules could reach $55 million to be spent at its two U.S. paper mills over a seven-year period that began in 2000. As of June 30, 2002, the Company estimates that it has spent approximately one-third of that amount for such compliance.

In late 1995, the Louisiana Department of Environmental Quality (“DEQ”) notified the Predecessor of potential liability for the remediation of hazardous substances at a wood treatment site in Shreveport, Louisiana that the Predecessor or its predecessors previously operated, and at a former oil refinery site in Caddo Parish, Louisiana which is on land that the Company previously owned. In response to these notices, the Company has provided additional information concerning these sites and has commenced its own evaluation of any claims and remediation liabilities for which it may be responsible. Subsequent to receipt in May 1996 of a Special Demand Letter from DEQ to remediate the site in Shreveport, the Company performed a soil and groundwater investigation at the site pursuant to an agreement with DEQ. In August 2001, the Company entered into a Cooperative Agreement for Remedial Action with DEQ and the landowners of the site, as well as a Mutual Release and Settlement Agreement with the landowners. Under the Cooperative Agreement, the Company developed a remedial design which included, among other things, removing contaminated soils, capping a portion of the site and future operations and maintenance, or O&M. If the Company fails to comply with the requirements of the cooperative agreement, including the prescribed time periods, the DEQ can impose stipulated penalties as specified in the cooperative agreement ranging from $250 to $1,000 per day of non-compliance. The Company has engaged a qualified contractor and expects completion of the work by the end of 2002. Total costs for the Shreveport remedial action are approximately $1.3 million. The Company has reached a settlement agreement with another responsible party that has already reimbursed the Company for certain past costs and will reimburse the Company for 50% of future costs incurred in connection with the remediation plan. To date, the Company has paid approximately $50,000 to the contractor. Costs could increase if, for example, there is an increase in the amount of contaminated soils found on site. In addition, for the initial five years, O&M costs are estimated to be approximately $0.1 million and groundwater monitoring costs are estimated to be approximately $0.1 million. The Company has not estimated O&M or groundwater monitoring costs beyond this initial five-year period because the extent of any such O&M or groundwater monitoring obligation is unknown. The Company has accrued $0.8 million for its approximate 50 percent share of the Shreveport remedial action.

In September 1996, the Company received a Special Demand Letter from DEQ to remediate the site in Caddo Parish. On July 6, 2000, the Company and DEQ entered into a Settlement Agreement that describes in detail the remedial actions necessary for the Company to obtain full release of all future liability at this site. The Company contracted with a vendor to perform the remedial actions as outlined in the Settlement Agreement. The remedial action required, among other things, the neutralization, stabilization and consolidation of sludges and soils at the site, the capping of the consolidated materials, the establishment of a vegetative cover and five years of post-closure care of the capped area. The lump sum contract price with the contractor is approximately $1.6 million, of which the Company has already paid approximately $1.3 million. The Company no longer owns the site since transferring the property to another entity on October 22, 2000. The remedial actions outlined in the Settlement Agreement have been completed and the Company expects to obtain the appropriate release from DEQ in the fourth quarter of 2002.

The Company is involved in environmental remediation projects for certain properties currently or formerly owned or operated by the Company, certain properties divested by the Company for which responsibility was retained, and waste disposal sites where waste was shipped by the Predecessor or its predecessors or for which the Company might have corporate successor liability. Some of these projects are being addressed under federal and state statutes, such as the CERCLA and analogous state laws. The Company’s costs in certain instances cannot be reliably estimated until the remediation process is substantially underway or liability has been addressed. To address these contingent environmental costs, the Company has accrued reserves when such costs are probable and can be reasonably estimated. The Company believes that, based on current information and regulatory requirements, the accruals established by the Company for environmental expenditures are adequate. Based on current knowledge, to the extent that additional costs may be incurred that exceed the accrued reserves, such amounts are not expected to have a material impact on the results of operations, cash flows or financial condition although the Company may incur significant costs in excess of accrued reserves in connection with clean-up activities at these properties, including the Shreveport and Caddo Parish sites referred to above.

The Company is a party to a number of lawsuits arising out of the ordinary conduct of its business. While there can be no assurance as to their ultimate outcome, the Company does not believe that these lawsuits will have a material impact on the results of operations, cash flows or financial condition of the Company.

The Company has been a plaintiff in actions against The MeadWestvaco Corporation (“MeadWestvaco”), successor by merger to The Mead Corporation, and R.A. Jones Co. Inc. (“R.A. Jones”) claiming infringement of the Company’s patents for its packaging machines. The patents in suit were found infringed but invalid by a jury in a trial against R.A. Jones in August 2001. This finding of invalidity has been appealed to the Court of Appeals for the Federal Circuit. The suit against MeadWestvaco was dismissed by mutual agreement pending the outcome of the appeal of the decision in the case against R.A. Jones. If the finding of invalidity is upheld on appeal, the Company anticipates it will be required to take an approximate $11 million charge associated with writing off the unamortized carrying cost of the patents in suit.

NOTE 5 – BUSINESS SEGMENT INFORMATION

The Company reports its results in two business segments: Coated Board and Containerboard. These segments are evaluated by the chief operating decision maker based primarily on income from operations and EBITDA. The Company’s reportable segments are strategic business units that offer different products. The Coated Board business segment includes the production and sale of coated board for cartons from its West Monroe, Louisiana and Macon, Georgia mills and white lined chip board from its mill in Sweden; carton converting facilities in the United States, the United Kingdom, Spain, France and Brazil; and the design, manufacture and installation of packaging machinery related to the assembly of beverage cartons. The Containerboard business segment includes the production and sale of linerboard, corrugating medium and kraft paper from paperboard mills in the United States.

Business segment information is as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
(In thousands of dollars)	2002	2001	2002	2001

NET SALES:
Coated Board	$329,371	$317,596	$610,325	$578,590
Containerboard	18,675	23,277	37,833	50,883

	$348,046	$340,873	$648,158	$629,473

INCOME FROM OPERATIONS:
Coated Board	$51,862	$43,018	$96,312	$69,327
Containerboard	(4,888)	(3,025)	(13,164)	(6,501)
Corporate And Eliminations	(5,823)	(3,075)	(10,816)	(15,091)

	$41,151	$36,918	$72,332	$47,735

Credit Agreement EBITDA(A):
Coated Board	$82,796	$72,303	$152,431	$136,576
Containerboard	(1,251)	692	(6,300)	1,286
Corporate And Eliminations	(1,740)	(873)	(3,620)	(6,556)

	$79,805	$72,122	$142,511	$131,306

The following represents a reconciliation of Income from Operations to Credit Agreement EBITDA:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
(In thousands of dollars)	2002	2001	2002	2001

Income from Operations	$41,151	$36,918	$72,332	$47,735
Add: Depreciation and amortization	32,638	31,073	64,772	72,341
Dividends	—	710	—	710
Other non-cash charges(B)	6,016	3,421	5,407	10,520

Credit Agreement EBITDA(A)	$79,805	$72,122	$142,511	$131,306

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

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (“SFAS No. 133”), which requires all derivative instruments to be measured at fair value and recognized on the balance sheet as either assets or liabilities. In addition, all derivative instruments used in hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. Upon adoption of SFAS No. 133, the Company recognized a one-time after-tax transition adjustment to decrease earnings by approximately $0.5 million and decrease other comprehensive income by approximately $1.1 million. These amounts have been presented as a cumulative effect of change in accounting principle in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2001.

The following is a summary of the Company’s derivative instruments as of June 30, 2002 and the accounting policies it employs:

Hedges of Anticipated Cash Flows

The following is a reconciliation of current period changes in the fair value of the interest rate swap agreements and foreign currency forward and option contracts which have been recorded as Accumulated Derivative Instruments Loss in the accompanying Condensed Consolidated Balance Sheet at June 30, 2002 and as Derivative Instruments (Loss) Gain in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the Six Months Ended June 30, 2002.

(In thousands of dollars)

SFAS No. 133 transition adjustment	$(1,094)
Reclassification to earnings	3,898
Current period decrease in fair value	(7,374)

Balance at December 31, 2001	(4,570)
Reclassification to earnings	2,986
Current period decrease in fair value	(2,448)

Balance at June 30, 2002	$(4,032)

During the first six months ended June 30, 2002, there was no material ineffective portion related to the changes in fair value of the interest rate swap agreements or foreign currency forward and option contracts and there were no amounts excluded from the measure of effectiveness. During the second quarter of 2002, the Company de-designated certain of its foreign currency forward and option contracts due to such contracts no longer meeting the Company’s established effectiveness test. As a result, during the second quarter of 2002, the Company recognized a mark-to-market loss of approximately $1.8 million dollars in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income (Loss); had the foreign currency forward and option contracts not been de-designated, this approximate $1.8 million mark-to-market loss would have been deferred into Other Comprehensive Income (Loss) and would have been recognized in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) at the time the underlying hedged transaction was recognized. Included in Accumulated Derivative Instruments Loss in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2002, is a balance of approximately $0.2 million related to the foreign currency forward and option contracts that were de-designated in the second quarter of 2002 that will be recognized as income in its statement of operations at the time the underlying hedged transaction occurs.

The balance of $4.0 million recorded in Accumulated Derivative Instruments Loss at June 30, 2002 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in the related hedged exposure. The estimated amount to be reclassified into future earnings as interest expense over the next twelve months through June 30, 2003 is approximately $3.3 million. The actual amount that will be reclassified to future earnings over the next twelve months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings during the first six months of 2002 in connection with forecasted transactions that were no longer considered probable of occurring.

The Company uses interest rate swap agreements to fix a portion of its variable rate Term Loan Facility to a fixed rate in order to reduce the impact of interest rate changes on future income. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense related to the debt. At June 30, 2002, the Company had interest rate swap agreements with a notional amount of $310 million, which expire on various dates through the year 2003, under which the Company will pay fixed rates of 2.96 percent to 5.36 percent and receive three-month LIBOR.

Derivatives not Designated as Hedges

The Company has foreign currency forward contracts used to hedge the exposure associated with foreign currency denominated receivables. These contracts are presently being marked-to-market through the income statement and will continue to be marked-to-market through the income statement.

The Company enters into fixed price natural gas contracts designed to effectively hedge prices for a substantial portion of its natural gas requirements at its two U.S. mills. The purpose of the fixed price natural gas contracts is to eliminate or reduce price risk with a focus on making cash flows more predictable. As of June 30, 2002, the Company had entered into contracts to hedge substantially all of its natural gas requirements for its two U.S. mills through June 30, 2003. The contract price and fair value of these natural gas contracts was approximately $21.4 million and $20.1 million, respectively. These contracts are not accounted for as derivative instruments under SFAS No. 133, as they qualify for the normal purchase exemption.

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

In June 2001, the FASB issued SFAS No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, which was effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The adoption of SFAS No. 142 resulted in the discontinuation of amortization of goodwill recorded at December 31, 2001 of approximately $8 million annually. Intangible assets with a determinable life will continue to be amortized over that period. The Company adopted SFAS No. 142 on January 1, 2002 and upon implementation recorded a write-off of approximately $0.8 million related to patents to which no value was associated at June 30, 2002 which is reflected in Other Expense, Net in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the Six Months Ended June 30, 2002. The following table shows Net (Loss) for the first six months of 2002 and adjusted Net (Loss) for the first six months of 2001 exclusive of goodwill amortization.

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
(In thousands of dollars)	2002	2001	2002	2001

Net (Loss)	$(9,685)	$(7,442)	$(17,400)	$(37,606)
Plus: Amortization of Goodwill	—	1,935	—	3,870

Adjusted Net (Loss)	$(9,685)	$(5,507)	$(17,400)	$(33,736)

The following table shows Income (Loss) before Extraordinary Item and Cumulative Effect of a Change in Accounting Principle for the first six months of 2002 and adjusted Income (Loss) before Extraordinary Item and Cumulative Effect of a Change in Accounting Principle for the first six months of 2001 exclusive of goodwill amortization.

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
(In thousands of dollars)	2002	2001	2002	2001

Income (Loss) before Extraordinary Item and Cumulative Effect of a Change in Accounting Principle	$1,824	$(4,672)	$(5,891)	$(34,337)
Plus: Amortization of Goodwill	—	1,935	—	3,870

Adjusted Income (Loss) before Extraordinary Item and Cumulative Effect of a Change in Accounting Principle	$1,824	$(2,737)	$(5,891)	$(30,467)

The following table displays the intangible assets that continue to be subject to amortization and aggregate amortization expense as well as intangible assets not subject to amortization as of June 30, 2002 and December 31, 2001:

	As of June 30, 2002

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Patents	$23,276	$8,703	$14,573
Licenses	3,598	1,102	2,496
Trademarks	39,638	12,360	27,278

	$66,512	$22,165	$44,347

Unamortized intangible assets:
Goodwill	$276,482	—	$276,482

	As of December 31, 2001

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Patents	$23,926	$7,986	$15,940
Licenses	3,598	997	2,601
Trademarks	39,624	11,370	28,254

	$67,148	$20,353	$46,795

Unamortized intangible assets:
Goodwill	$321,976	$45,494	$276,482

Amortization expense for intangible assets subject to amortization was approximately $1.9 million for the first six months of 2002, and is expected to be approximately $4 million annually for the next five fiscal years.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Riverwood Holding, its wholly-owned subsidiary RIC Holding and the corporation formerly named CDRO Acquisition Corporation were organized to acquire our predecessor, the corporation formerly named Riverwood International Corporation. Riverwood Holding, RIC Holding and CDRO Acquisition Corporation were incorporated in 1995 under the laws of the State of Delaware. On March 27, 1996, Riverwood Holding, through its wholly-owned subsidiaries, acquired all of the outstanding shares of common stock of the corporation formerly named Riverwood International Corporation, which we refer to as the predecessor. On such date, CDRO Acquisition Corporation was merged into the predecessor. The predecessor, as the surviving corporation in the merger, became a wholly-owned subsidiary of RIC Holding.

On March 28, 1996, the predecessor transferred substantially all of its properties and assets to the corporation formerly named Riverwood International USA, Inc., other than the capital stock of Riverwood International USA, Inc., and the predecessor was merged into RIC Holding. Thereupon, Riverwood International USA, Inc. was renamed Riverwood International Corporation.

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

In connection with the sale of Igaras on October 3, 2000, the Company entered into Amendment No. 5 dated September 12, 2000, effective October 3, 2000, to the Prior Credit Agreement. Pursuant to the amendment, the Company applied $145 million of the sale proceeds to term loan maturities under the Prior Term Loan Facility. The Company recognized a loss on the early extinguishment of debt of approximately $2.1 million in the fourth quarter of 2000. The Company applied the remaining portion of the proceeds (approximately $48 million) to the Prior Revolving Facility (without any commitment reduction). In connection with Amendment No. 5, the Company canceled its Machinery Facility.

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

On August 10, 2001, the Company entered into an amendment and restatement of the Prior Credit Agreement (the “Senior Secured Credit Agreement”) with certain lenders providing for senior secured credit facilities with aggregate commitments not to exceed $635 million (together with the 2002 Term Loan Facility referred to below, the “Facilities”), including a $335 million term loan facility (the “2001 Term Loan Facility”) and a $300 million revolving credit facility (the “Revolving Facility”). The proceeds of the initial borrowings under the Facilities of approximately $386 million, including $51 million under the revolving facility, were applied to repay in full the outstanding borrowings under the Prior Term Loan Facility and the Prior Revolving Facility and to pay approximately $12 million of the $14 million of fees and expenses incurred in connection with the amendment and restatement of the Prior Credit Agreement. During the third quarter of 2001, the Company recorded a non-cash, extraordinary charge to earnings of approximately $6.0 million, net of tax of nil, related to the write-off of the applicable remaining deferred debt issuance costs on the Prior Term Loan Facility and the Prior Revolving Facility.

In April 2002, the Company entered into an amendment of the Senior Secured Credit Agreement which provided for a new, tranche B, term loan facility of $250 million (“2002 Term Loan Facility”). The 2002 Term Loan Facility was drawn on April 23, 2002 and the proceeds, together with borrowings under the Revolving Facility of approximately $12.0 million, were used to redeem the 1996 Senior Notes which occurred on May 23, 2002 and to pay related fees, costs and expenses. In the second quarter of 2002, the Company recorded a non-cash extraordinary charge to earnings of approximately $3.0 million, net of tax, related to the write-off of the remaining deferred debt issuance costs on the 1996 Senior Notes and an extraordinary charge of approximately $8.6 million, net of tax, related to the call premium paid upon redemption of the 1996 Senior Notes.

On May 3, 2002, Riverwood Holding filed a Form S-1 registration statement with the Securities and Exchange Commission for the registration under the Securities Act of 1933 of $350 million of its common stock in a proposed initial public offering. Concurrently with the proposed initial public offering, the Company anticipates borrowing additional amounts under the Senior Secured Credit Agreement through an add-on term loan and selling senior notes. The Company intends to use the net proceeds from these proposed financings to purchase all of the 1997 Notes, the 2001 Notes and the 1996 Senior Subordinated Notes and to repay a portion of the amounts outstanding under the Revolving Facility.

On May 30, 2002, Riverwood International commenced tender offers to purchase all of the outstanding 1997 Notes, 2001 Notes and 1996 Senior Subordinated Notes and made related consent solicitations for proposed amendments to eliminate substantially all of the restrictive covenants and a number of events of default and related provisions in the indentures for these notes. On July 1, 2002, Riverwood International and the trustee for each issue of notes signed supplemental indentures with respect to the proposed amendments, which will become effective upon the consummation of the tender offers. On July 30, 2002, Riverwood International amended the terms of the consideration for the tender offers and granted tendering holders of notes withdrawal rights. As of August 8, 2002, approximately $201 million in principal amount of 1997 Notes, approximately $204 million in principal amount of 2001 Notes and approximately $301 million in principal amount of 1996 Senior Subordinated Notes had been tendered. The consummation of each of the tender offers and related consent solicitations is conditioned upon the consummation of the proposed initial public offering and each of the related financing transactions.

If the Company does not complete the related financing transactions, the Company intends to use the net proceeds of the proposed initial public offering to repay a portion of its indebtedness. There can be no assurance that the proposed initial public offering or any of the related financing transactions will be completed on the terms anticipated, or at all. The Company continues to work towards the completion of the initial public offering and related financing transactions, subject to market conditions.

General

The Company reports its results in two business segments: Coated Board (relating to the Company’s coated unbleached kraft paperboard (“CUK Board”) used in its beverage multiple packaging and consumer products packaging businesses) and Containerboard. The Coated Board business segment includes (1) the production and sale of CUK Board for cartons from the Company’s West Monroe, Louisiana and Macon, Georgia mills and white lined chip board (“WLC”) from its paper mill in Norrköping, Sweden; (2) carton converting plants in the United States, Europe and Brazil; and (3) the design, manufacture and installation of packaging machinery related to the assembly of beverage cartons. The Containerboard business segment includes the production and sale of linerboard, corrugating medium and kraft paper from paperboard mills in the United States. The Company intends to stop producing linerboard as it continues to shift production capacity to higher margin CUK Board.

The table below sets forth Net Sales, Income from Operations, and EBITDA. The Company believes that EBITDA provides useful information regarding the Company’s ability to service debt, but should not be considered in isolation or as a substitute for the Condensed Consolidated Statements of Operations or cash flow data. The Company’s definition of EBITDA may not be comparable to other companies’ definitions of EBITDA and is not a defined term under U.S. generally accepted accounting principles.

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
(In thousands of dollars)	2002	2001	2002	2001

Net Sales:
Coated Board	$329,371	$317,596	$610,325	$578,590
Containerboard	18,675	23,277	37,833	50,883

Net Sales	$348,046	$340,873	$648,158	$629,473

Income from Operations:
Coated Board	$51,862	$43,018	$96,312	$69,327
Containerboard	(4,888)	(3,025)	(13,164)	(6,501)
Corporate and Eliminations	(5,823)	(3,075)	(10,816)	(15,091)

Income from Operations	$41,151	$36,918	$72,332	$47,735

Credit Agreement EBITDA (A):
Coated Board	$82,796	$72,303	$152,431	$136,576
Containerboard	(1,251)	692	(6,300)	1,286
Corporate And Eliminations	(1,740)	(873)	(3,620)	(6,556)

Credit Agreement EBITDA (A)	79,805	72,122	142,511	131,306
Less: Certain non-cash charges (B)	(4,566)	(909)	(5,470)	(4,307)

EBITDA, as adjusted (B)	$75,239	$71,213	$137,041	$126,999

Notes:

(A)	Credit Agreement EBITDA is calculated based on the definitions of EBITDA and GAAP contained in the Company’s Senior Secured Credit Agreement. Credit Agreement EBITDA is defined as consolidated net income (exclusive of non-cash charges resulting from purchase accounting during the periods subsequent to the Merger) before consolidated interest expense, consolidated income taxes, consolidated depreciation and amortization, and other non-cash charges deducted in determining consolidated net income, extraordinary items and the cumulative effect of accounting changes and earnings of, but including dividends from, non-controlled affiliates.

(B)	For purposes of Credit Agreement EBITDA, as reported above, the Company adds back to income from operations non-cash charges for pension, post-retirement and post-employment benefits, and expenses (credits) relating to changes in GAAP subsequent to March 1996, which are excluded from Credit Agreement EBITDA, as reported above. EBITDA, as adjusted, is defined as income (loss) from operations before depreciation and amortization expense, loss (gain) on asset write-downs/unusual asset disposals, loss on impairment of assets and LIFO related expenses (credits) plus dividends from equity investments recorded in the relevant period. This definition of EBITDA, as adjusted, conforms to the presentation in the Form S-1 registration statement for Riverwood Holding’s proposed initial public offering.

A reconciliation of Income from Operations to EBITDA, as adjusted, is set forth in Exhibit 99 of this Form 10-Q.

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

In the Containerboard business segment, conditions in the cyclical worldwide commodity paperboard markets have a substantial impact on the Company’s Containerboard sales. During the first six months of 2002, the Company elected to take 14 days, or approximately 5,000 tons, of medium market related downtime at its U.S. mills that resulted in approximately $1.0 million of under-absorbed fixed costs. The Company expects to take an additional 7 days, or approximately 3,000 tons, of medium market related downtime throughout the remainder of 2002 on its medium machine, but the amount of downtime could change depending upon market conditions. The downtime results from a number of factors, but principally a weak containerboard market. As a result of the expected downtime during 2002, the Company estimates the impact on earnings at its U.S. mills for the remainder of 2002 to be approximately $0.5 million related to the under-absorption of fixed costs.

Energy, including natural gas, fuel oil and electricity, represents a significant portion of the Company’s manufacturing costs. During the first six months of 2002, the Company’s financial results were not negatively affected by energy costs when compared to the first six months of 2001. Until the latter part of 2000, the Company’s results had not been significantly affected by the volatility of energy costs. The Company entered into fixed price contracts designed to mitigate the impact of future energy cost increases through June 30, 2003, and will continue to evaluate its hedge position.

The Company is pursuing a number of long-term initiatives designed to improve productivity and profitability. The Company realigned its business into commercially-focused operating units, implemented a global restructuring program described below, implemented a number of cost saving measures and effected several management changes. The Company is continuing to implement a global Total Quality Systems (“TQS”) initiative which uses statistical process control to help design and manage all types of activities including production and maintenance.

In addition, the Company is continuing to implement a strategy focused on the expansion into the high-growth segments of the consumer products packaging market. The Company is targeting segments of the non-beverage consumer products packaging market where it intends to capitalize on its expertise in beverage multiple packaging.

The Company expects capital expenditures will range from $65 million to $80 million in 2002 as the Company invests to improve its process capabilities, in packaging machinery, and to comply with environmental cluster rules. See “Environmental and Legal Matters.” The Company continues to evaluate its current operations and assets with a view to rationalizing its operations and improving profitability, in particular with respect to its international converting assets and strategy. As part of this effort, the Company initiated a $25.6 million global restructuring program, focused on the Company’s European operations, in the fourth quarter of 1998 aimed at achieving annualized savings and cost avoidance of approximately $20 million. The Company completed the restructuring activities during 2001. Finally, the Company is continuing to focus on reducing working capital and increasing liquidity.

Packaging machinery placements during the first six months of 2002 increased approximately 65 percent when compared to the first six months of 2001, which was partially due to the timing of shipments. The Company expects packaging machinery placements for 2002 to be higher when compared to 2001 and be comparable to 2000 as a result of a 16 percent increase in packaging machinery orders in 2001 when compared to 2000. The Company has been and will continue to be selective in future packaging machinery placements to ensure appropriate returns.

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

The Company believes the following accounting policies are the most critical since these policies require significant judgment or involve complex estimations that are important to the portrayal of the Company’s financial conditions and operating results:

•	The Company recognizes revenue when pervasive evidence of a sales arrangement exists, delivery has occurred, the price to the buyer is fixed and determinable, and the collectibility of the sales price is reasonably assured, which is primarily when goods are shipped to customers. Revenues received in advance from packaging machinery use agreements are recognized on a straight-line basis over the term of the agreements. Customer returns and allowances are provided for based on estimates.

•	The Company’s inventories are stated at the lower of cost or market. Cost of inventories is determined principally on the last-in, first-out (“LIFO”) basis. Average cost basis is used to determine the cost of supplies inventories. Inventories are stated net of an allowance for slow-moving and obsolete inventory, which is based on estimates. If the condition of the inventories or the state of the Company’s business would deteriorate, additional allowances may be required which would reduce income.

•	The Company reviews long-lived assets, including goodwill and certain identifiable intangibles for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Upon determination that the carrying value of the assets is impaired, the Company would record an impairment charge or loss.

•	The Company faces uncertainties relating to pending litigation and environmental remediation obligations. The Company records accruals for such items based on estimates developed in consultation with legal counsel and environmental consultants at the time when the liability is probable and reasonably estimated. While there can be no assurance as to the ultimate outcome of any current lawsuits, claims or investigations relating to such uncertainties, the Company does not believe that such uncertainties will have a material adverse impact on the results of operations, cash flows or financial condition of the Company. However, future uncertainties may have a material adverse impact on the results of operations, cash flows or financial condition of the Company.

RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended

		% Increase			% Increase
		(Decrease)			(Decrease)
	June 30,	From Prior	June 30,	June 30,	From Prior	June 30,
(In thousands of dollars)	2002	Period	2001	2002	Period	2001

Net Sales (Segment Data):
Coated Board	$329,371	3.7%	$317,596	$610,325	5.5%	$578,590
Containerboard	18,675	(19.8)	23,277	37,833	(25.6)	50,883

Net Sales	348,046	2.1	340,873	648,158	3.0	629,473
Cost of Sales	269,975	0.8	267,701	510,564	1.0	505,582

Gross Profit	78,071	6.7	73,172	137,594	11.1	123,891
Selling, General and Administrative	32,656	8.9	29,977	61,263	0.8	60,753
Research, Development and Engineering	1,146	(1.6)	1,165	2,461	5.4	2,335
Other Expense, Net	3,118	(39.0)	5,112	1,538	(88.2)	13,068

Income from Operations	$41,151	11.5	$36,918	$72,332	51.5	$47,735

Income (Loss) from Operations
(Segment Data):
Coated Board	$51,862	20.6%	$43,018	$96,312	38.9%	$69,327
Containerboard	(4,888)	(61.6)	(3,025)	(13,164)	(102.5)	(6,501)
Corporate And Eliminations	(5,823)	(89.4)	(3,075)	(10,816)	28.3	(15,091)

Income from Operations	$41,151	11.5	$36,918	$72,332	51.5	$47,735

Other Financial Data:
Net Sales:
Carrierboard	$241,838	4.2%	$232,183	$438,874	7.2%	$409,588
Cartonboard	59,898	2.8	58,256	116,062	3.2	112,421
White lined chip board	19,208	7.3	17,907	38,243	1.0	37,879
Containerboard	18,675	(19.8)	23,277	37,833	(25.6)	50,883
Other (A)	8,427	(8.9)	9,250	17,146	(8.3)	18,702

Note:

(A)	Other primarily represents revenue recognized from packaging machinery service and use agreements and sales of certain by-products.

Paperboard Shipments

The following represents shipments of Coated Board and Containerboard to outside customers. Shipments of Coated Board represent sales to customers of carrierboard and cartonboard. Shipments from the Swedish Mill represent sales to customers of WLC produced at this mill. Shipments of Containerboard represent sales to customers of linerboard, corrugating medium, kraft paper and various other items. Other primarily represents shipments of certain by-products. Total shipments for the three and six months ended June 30, 2002 and 2001 were as follows:

	Three Months Ended			Six Months Ended

		% Increase			% Increase
		(Decrease)			(Decrease)
	June 30,	From Prior	June 30,	June 30,	From Prior	June 30,
	2002	Period	2001	2002	Period	2001

(In thousands of tons)
Coated Board
Carrierboard	187.5	5.4%	177.9	341.8	10.7%	308.9
Cartonboard	96.4	4.2	92.5	186.9	5.8	176.6
White Lined Chip Board	38.8	3.2	37.6	78.1	1.2	77.2
Containerboard	55.5	(12.0)	63.1	113.0	(17.3)	136.6
Other	4.9	(30.0)	7.0	11.4	(13.6)	13.2

	383.1	1.3	378.1	731.2	2.6	712.5

SECOND QUARTER 2002 COMPARED WITH SECOND QUARTER 2001

Net Sales

As a result of the factors described below, the Company’s Net Sales in the second quarter of 2002 increased by $7.2 million, or 2.1 percent, compared with the second quarter of 2001. Net Sales in the Coated Board business segment increased by $11.8 million in the second quarter of 2002, or 3.7 percent, to $329.4 million from $317.6 million in the second quarter of 2001, due primarily to higher sales volume in North American beverage carton markets (resulting, in large part, from increased volumes under a multi-year agreement with a beer producer customer) and, to a lesser extent, higher sales volumes in international beverage markets and worldwide consumer products markets. Net Sales in the Containerboard business segment decreased by $4.6 million, or 19.8 percent, to $18.7 million in the second quarter of 2002 from $23.3 million in the second quarter of 2001, due to lower linerboard volumes resulting from the continued shift from linerboard production to value-added CUK Board production and lower containerboard pricing.

Gross Profit

As a result of the factors discussed below, the Company’s Gross Profit for the second quarter of 2002 increased by $4.9 million, or 6.7 percent, to $78.1 million from $73.2 million in the second quarter of 2001. The Company’s gross profit margin increased to 22.4 percent in the second quarter of 2002 from 21.5 percent in the second quarter of 2001. Gross Profit in the Coated Board business segment increased by $8.5 million, or 11.6 percent, to $81.6 million in the second quarter of 2002 from $73.1 million in the second quarter of 2001, while its gross profit margin increased to 24.8 percent in the second quarter of 2002 from 23.0 percent in the second quarter of 2001. The increase in Coated Board Gross Profit was due primarily to worldwide cost reductions as a result of savings gained from the Company’s TQS initiative and higher Net Sales. Gross Profit in the Containerboard business segment decreased by $1.4 million to a loss of $3.5 million in the second quarter of 2002 from a loss of $2.1 million in the second quarter of 2001, while its gross profit margin decreased to (18.8) percent in the second quarter of 2002 from (9.2) percent in the second quarter of 2001. The decrease in Containerboard Gross Profit resulted principally from lower containerboard pricing.

Selling, General and Administrative

Selling, General and Administrative expenses increased $2.7 million, or 8.9 percent, to $32.7 million in the second quarter of 2002 from $30.0 million in the second quarter of 2001, due primarily to higher incentive expenses and pension costs somewhat offset by lower warehousing, rent and consulting expenses. As a percentage of Net Sales, Selling, General and Administrative expenses increased from 8.8 percent in the second quarter of 2001 to 9.4 percent in the second quarter of 2002.

Research, Development and Engineering

Research, Development and Engineering expenses decreased $0.1 million, or 1.6 percent, to $1.1 million in the second quarter of 2002 from $1.2 million in the second quarter of 2001.

Other Expense, Net

Other Expense, Net, was $3.1 million in the second quarter of 2002 as compared to $5.1 million in the second quarter of 2001. This change was principally due to the cessation of goodwill amortization in 2002.

Income from Operations

Primarily as a result of the factors discussed above, the Company’s Income from Operations in the second quarter of 2002 increased by $4.3 million, or 11.5 percent, to $41.2 million from $36.9 million in the second quarter of 2001, while the Company’s operating margin increased to 11.8 percent in the second quarter of 2002 from 10.8 percent in the second quarter of 2001. Income from Operations in the Coated Board business segment increased by $8.9 million, or 20.6 percent, to $51.9 million in the second quarter of 2002 from $43.0 million in the second quarter of 2001, while the operating margin increased to 15.8 percent in the second quarter of 2002 from 13.5 percent in the second quarter of 2001, primarily as a result of the factors described above. Income from Operations in the Containerboard business segment decreased by $1.9 million to a loss of $4.9 million in the second quarter of 2002 from a loss of $3.0 million in the second quarter of 2001, while the operating margin decreased to (26.2) percent in the second quarter of 2002 from (13.0) percent in the second quarter of 2001, primarily as a result of the factors described above.

Fluctuations in U.S. Currency Exchange Rates

The weakening of the U.S. dollar currency exchange rates as compared to the Euro and other European currencies had a modest impact on Net Sales, Gross Profit, Income from Operations, and operating expenses during the second quarter of 2002. However, the impact was somewhat offset by the strengthening of the U.S. Dollar against the Japanese Yen.

FIRST SIX MONTHS 2002 COMPARED WITH FIRST SIX MONTHS 2001

Net Sales

As a result of the factors described below, the Company’s Net Sales in the first six months of 2002 increased by $18.7 million, or 3.0 percent, compared with the first six months of 2001. Net Sales in the Coated Board business segment increased by $31.7 million in the first six months of 2002, or 5.5 percent, to $610.3 million from $578.6 million in the first six months of 2001, due primarily to higher sales volume in North American beverage carton markets (resulting, in large part, from increased volumes under a multi-year agreement with a beer producer customer) and, to a lesser extent, higher sales volumes in international beverage markets and worldwide consumer products markets. These increases were somewhat offset by the negative impact of foreign currency exchange rates on sales in international markets. Net Sales in the Containerboard business segment decreased by $13.1 million, or 25.6 percent, to $37.8 million in the first six months of 2002 from $50.9 million in the first six months of 2001, due to lower linerboard volumes resulting from the continued shift from linerboard production to value-added CUK Board production and lower containerboard pricing.

Gross Profit

As a result of the factors discussed below, the Company’s Gross Profit for the first six months of 2002 increased by $13.7 million, or 11.1 percent, to $137.6 million from $123.9 million in the first six months of 2001. The Company’s gross profit margin increased to 21.2 percent in the first six months of 2002 from 19.7 percent in the first six months of 2001. Gross Profit in the Coated Board business segment increased by $20.2 million, or 15.8 percent, to $148.3 million in the first six months of 2002 from $128.1 million in the first six months of 2001, while its gross profit margin increased to 24.3 percent in the first six months of 2002 from 22.1 percent in the first six months of 2001. The increase in Coated Board Gross Profit was due primarily to worldwide cost reductions as a result of savings gained from the Company’s TQS initiative, higher Net Sales and lower depreciation expense. Gross Profit in the Containerboard business segment decreased by $5.9 million to a loss of $10.7 million in the first six months of 2002 from a loss of $4.8 million in the first six months of 2001, while its gross profit margin decreased to (28.4) percent in the first six months of 2002 from (9.5) percent in the first six months of 2001. The decrease in Containerboard Gross Profit resulted principally from lower containerboard pricing.

Selling, General and Administrative

Selling, General and Administrative expenses increased $0.5 million, or 0.8 percent, to $61.3 million in the first six months of 2002 from $60.8 million in the first six months of 2001. As a percentage of Net Sales, Selling, General and Administrative expenses decreased from 9.7 percent in the first six months of 2001 to 9.5 percent in the first six months of 2002.

Research, Development and Engineering

Research, Development and Engineering expenses increased $0.2 million, or 5.4 percent, to $2.5 million in the first six months of 2002 from $2.3 million in the first six months of 2001, due primarily to higher research and development investing at the Swedish Mill.

Other Expense, Net

Other Expense, Net, was $1.5 million in the first six months of 2002 as compared to $13.1 million in the first six months of 2001. This change was principally due to the cessation of goodwill amortization and a non-cash pension adjustment recorded in the first six months of 2002 as well as non-recurring operating charges that were recorded in the first six months of 2001 primarily relating to non-cash asset retirements and a litigation reserve.

Income from Operations

Primarily as a result of the factors discussed above, the Company’s Income from Operations in the first six months of 2002 increased by $24.6 million, or 51.5 percent, to $72.3 million from $47.7 million in the first six months of 2001, while the Company’s operating margin increased to 11.2 percent in the first six months of 2002 from 7.6 percent in the first six months of 2001. Income from Operations in the Coated Board business segment increased by $27.0 million, or 38.9 percent, to $96.3 million in the first six months of 2002 from $69.3 million in the first six months of 2001, while the operating margin increased to 15.8 percent in the first six months of 2002 from 12.0 percent in the first six months of 2001, primarily as a result of the factors described above. Income from Operations in the Containerboard business segment decreased by $6.7 million to a loss of $13.2 million in the first six months of 2002 from a loss of $6.5 million in the first six months of 2001, while the operating margin decreased to (34.8) percent in the first six months of 2002 from (12.8) percent in the first six months of 2001, primarily as a result of the factors described above.

Fluctuations in U.S. Currency Exchange Rates

The strengthening of the U.S. dollar currency exchange rates as compared to the Japanese Yen had a modest impact on Net Sales, Gross Profit, Income from Operations, and operating expenses during the first six months of 2002.

INTEREST INCOME, INTEREST EXPENSE, INCOME TAX EXPENSE, EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT, AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE.

Interest Income

Interest Income increased by $0.5 million to $1.1 million in the first six months of 2002 from $0.6 million in the first six months of 2001 due primarily to interest earned on the temporary investment of the proceeds associated with the 2002 Term Loan Facility pursuant to a 30-day call notice period required under the indentures governing the 1996 Senior Notes.

Interest Expense

Interest Expense decreased by $2.8 million to $77.4 million in the first six months of 2002 from $80.2 million in the first six months of 2001 due primarily to lower average interest rates somewhat offset by the additional interest expense incurred on the 1996 Senior Notes during the 30-day call notice period required under such indentures.

Income Tax Expense

During the first six months of 2002, the Company recognized an income tax expense of $1.9 million on a (Loss) before Income Taxes of $(4.0) million. During the first six months of 2001, the Company recognized an income tax expense of $2.4 million on a (Loss) before Income Taxes of $(31.9) million. These expenses differed from the statutory federal income tax rate primarily because of valuation allowances established on net operating loss carryforward tax assets in the U.S. and certain international locations where the realization of such benefits is not more likely than not.

Extraordinary Loss on Early Extinguishment of Debt

On April 23, 2002, the Company borrowed $250 million pursuant to an amendment to its senior secured credit agreement. The proceeds were applied to redeem in full the 1996 Senior Notes. In addition, the Company borrowed approximately $12 million under its revolving credit facility to pay fees, costs and expenses related to the refinancing transaction.

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

Cumulative Effect of a Change in Accounting Principle

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (''SFAS’’) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (''SFAS No. 133’’), which requires all derivative instruments to be measured at fair value and recognized on the balance sheet as either assets or liabilities. In addition, all derivative instruments used in hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. Upon adoption of SFAS No. 133, the Company recognized a one-time after-tax transition adjustment to decrease earnings by approximately $0.5 million.

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

Cash Flows

Cash and Equivalents increased by approximately $3.5 million in the first six months of 2002 primarily as a result of the net cash provided by operating activities ($14.7 million) and the net cash provided by financing activities ($13.0 million), somewhat offset by purchases of property, plant and equipment ($23.2 million). Depreciation and amortization during the first six months of 2002 totaled approximately $65 million, and is expected to be approximately $125 million to $135 million for the full year 2002.

The Company’s cash flows from its operations and EBITDA are subject to moderate seasonality with demand usually increasing in the spring and summer due to the seasonality of the worldwide beverage multiple packaging markets.

Liquidity and Capital Resources

The Company’s liquidity needs arise primarily from debt service on the substantial indebtedness incurred in connection with the Merger, and from the funding of its capital expenditures, ongoing operating costs and working capital.

In April 2002, the Company entered into an amendment of the Senior Secured Credit Agreement which provided for the 2002 Term B Loan Facility. The 2002 Term B Loan Facility was drawn on April 23, 2002 and the proceeds, together with borrowings under the Revolving Facility of approximately $12.0 million, were used to redeem the 1996 Senior Notes on May 23, 2002 and to pay related fees, costs and expenses.

As of June 30, 2002, the Company had outstanding approximately $1,541 million of long-term debt, consisting primarily of $400 million of the 1996 Senior Subordinated Notes, $250 million of the 1997 Notes, $250 million of the 2001 Notes, $585 million outstanding under the Term Loan Facility and $52 million under the Revolving Facility, and other debt issues and facilities.

On May 3, 2002, Riverwood Holding filed a Form S-1 registration statement with the Securities and Exchange Commission for the registration under the Securities Act of 1933 of $350 million of its common stock in a proposed initial public offering. Concurrently with the proposed initial public offering, the Company anticipates borrowing additional amounts under the Senior Secured Credit Agreement through an add-on term loan and selling senior notes. The Company intends to use the net proceeds from these proposed financings to purchase all of the 1997 Notes, the 2001 Notes and the 1996 Senior Subordinated Notes through tender offers, or otherwise to redeem or repay these notes in full, and to repay a portion of the amounts outstanding under the Revolving Facility.

On May 30, 2002, Riverwood International commenced tender offers to purchase all of the outstanding 1997 Notes, 2001 Notes and 1996 Senior Subordinated Notes and made related consent solicitations for proposed amendments to eliminate substantially all of the restrictive covenants and a number of events of default and related provisions in the indentures for these notes. On July 1, 2002, Riverwood International and the trustee for each issue of notes signed supplemental indentures with respect to the proposed amendments, which will become effective upon the consummation of the tender offers. On July 30, 2002, Riverwood International amended the terms of the consideration for the tender offers and granted tendering holders of notes withdrawal rights. As of August 8, 2002, approximately $201 million in principal amount of 1997 Notes, approximately $204 million in principal amount of 2001 Notes and approximately $301 million in principal amount of 1996 Senior Subordinated Notes had been tendered. The consummation of each of the tender offers and related consent solicitations is conditioned upon the consummation of the proposed initial public offering and each of the related financing transactions. Subject to the satisfaction of such conditions, Riverwood International intends to redeem all of the notes not tendered and accepted for payment pursuant to such offers.

If the Company does not complete the related financing transactions, the Company intends to use the net proceeds of the proposed initial public offering to repay a portion of its indebtedness. There can be no assurance that the proposed initial public offering or any of the related financing transactions will be completed on the terms anticipated, or at all. The Company continues to work towards the completion of the initial public offering and related financing transactions, subject to market conditions.

Debt Service

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

The loans under the Facilities bear interest at floating rates based upon the interest rate option elected by the Company. The term loans under the Senior Secured Credit Agreement bore interest as of June 30, 2002 at an average rate per annum of 4.62 percent. The 1997 Notes, the 2001 Notes and the 1996 Senior Subordinated Notes bear interest at rates of 10 5/8 percent, 10 5/8 percent and 10 7/8 percent, respectively. The loans under the Revolving Facility bore interest as of June 30, 2002 at an average rate per annum of 4.89 percent.

Interest expense in 2002 is expected to be approximately $146 million, including approximately $7 million of non-cash amortization of deferred debt issuance costs. During the first six months of 2002, cash paid for interest was approximately $78.8 million.

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

The Company uses interest rate swap agreements to fix a portion of its variable rate term loans to a fixed rate in order to reduce the impact of interest rate changes on future income. The difference to be paid or received under these agreements is recognized as an adjustment to interest expense related to that debt. At June 30, 2002, the Company had interest rate swap agreements with a notional amount of $310 million, under which the Company will pay fixed rates of 2.96 percent to 5.36 percent and receive three-month LIBOR.

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

At June 30, 2002, the Company was in compliance with the financial covenants in the Senior Secured Credit Agreement. The Company’s ability to comply in future periods with the financial covenants in the Senior Secured Credit Agreement will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company’s control and will be substantially dependent on the selling prices for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business and profitability strategies (see “—Outlook”). If a violation of any of the covenants occurred, the Company would attempt to get a waiver or an amendment from its lenders, although no assurance can be given that the Company would be successful in this regard. The Senior Secured Credit Agreement and the indentures governing the 1996 Senior Subordinated Notes, 1997 Notes and 2001 Notes have covenants as well as certain cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions.

The Senior Secured Credit Agreement is secured by substantially all of the Company’s assets.

Capital Expenditures

Capital spending for the first six months of 2002 was approximately $23.2 million, down 8.4 percent from $25.3 million in the first six months of 2001. Capital spending during the first six months of 2002 related primarily to improving the Company’s process capabilities, manufacturing packaging machinery and environmental cluster rules compliance. During the first six months of 2002, the Company had capital spending of approximately $17.8 million for improving process capabilities, approximately $5.0 million for packaging machinery manufacturing and approximately $0.4 million for compliance with the cluster rules. Total capital spending for 2002 is expected to be between $65 million and $80 million, and is expected to relate principally to improving the Company’s process capabilities, the production of packaging machinery and environmental cluster rules compliance. The Company estimates that the capital spending that may be required to comply with the cluster rules could reach $55 million to be spent at its two U.S. paper mills over a seven-year period that began in 2000 (see “Environmental and Legal Matters”). As of June 30, 2002, the Company estimates that it has spent approximately one-third of that amount for such compliance.

Financing Sources and Cash Flows

The Revolving Facility matures on December 31, 2006. At June 30, 2002, the Company and its U.S. and international subsidiaries had the following amounts of commitments, amounts outstanding and amounts available under revolving credit facilities:

	Total Amount of	Total Amount	Total Amount
	Commitments	Outstanding	Available

(In thousands of dollars)
Revolving Facility	$300,000	$51,950	$247,408
International Facilities	16,105	11,901	4,204

	$316,105	$63,851	$251,612

In accordance with its debt agreements, the Company’s availability under its Revolving Facility as of June 30, 2002 has been reduced by the amount of standby letter of credits issued of approximately $0.6 million. The Company anticipates pursuing additional working capital financing for its foreign operations as necessary. The Company believes that cash generated from operations, together with amounts available under its Revolving Facility and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs until the maturity of the Revolving Facility, although no assurance can be given in this regard. The Company’s future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see “—Covenant Restrictions”), will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company’s control and will be substantially dependent on the selling prices and demand for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business and profitability strategies.

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

On January 1, 2001, the Company adopted SFAS No. 133 which requires all derivative instruments to be measured at fair value and recognized on the balance sheet as either assets or liabilities. In addition, all derivative instruments used in hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. Upon adoption of SFAS No. 133, the Company recognized a one-time after-tax transition adjustment to decrease earnings by approximately $0.5 million and decrease other comprehensive income by approximately $1.1 million. These amounts have been presented as a cumulative effect of change in accounting principle in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2001.

The following is a summary of the Company’s derivative instruments as of June 30, 2002 and the accounting policies it employs:

Hedges of Anticipated Cash Flows

The following is a reconciliation of current period changes in the fair value of the interest rate swap agreements, and foreign currency forward and option contracts which have been recorded as Accumulated Derivative Instruments Loss in the accompanying Condensed Consolidated Balance Sheet at June 30, 2002 and as Derivative Instruments (Loss) Gain in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the Six Months Ended June 30, 2002.

(In thousands of dollars)

SFAS No. 133 transition adjustment	$(1,094)
Reclassification to earnings	3,898
Current period decrease in fair value	(7,374)

Balance at December 31, 2001	(4,570)
Reclassification to earnings	2,986
Current period decrease in fair value	(2,448)

Balance at June 30, 2002	$(4,032)

During the six months ended June 30, 2002, there was no material ineffective portion related to the changes in fair value of the interest rate swap agreements, or foreign currency forward and option contracts and there were no amounts excluded from the measure of effectiveness. During the second quarter of 2002, the Company de-designated certain of its foreign currency forward and option contracts due to such contracts no longer meeting the Company’s established effectiveness test. As a result, during the second quarter of 2002, the Company recognized a mark-to-market loss of approximately $1.8 million dollars in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income (Loss); had the foreign currency forward and option contracts not been de-designated, this approximate $1.8 million mark-to-market loss would have been deferred into Other Comprehensive Income (Loss) and would have been recognized in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) at the time the underlying hedged transaction was recognized. Included in Accumulated Derivative Instruments Loss in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2002, is a balance of approximately $0.2 million related to foreign currency forward and option contracts that were de-designated in the second quarter of 2002 that will be recognized as income in its statement of operations at the time the underlying hedged transaction occurs.

The balance of $4.0 million recorded in Accumulated Derivative Instruments Loss at June 30, 2002 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in the related hedged exposure. The estimated amount to be reclassified into future earnings as interest expense over the next twelve months through June 30, 2003 is approximately $3.3 million. The actual amount that will be reclassified to future earnings over the next twelve months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings during the first six months of 2002 in connection with forecasted transactions that were no longer considered probable of occurring.

The Company uses interest rate swap agreements to fix a portion of its variable rate Term Loan Facility to a fixed rate in order to reduce the impact of interest rate changes on future income. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense related to the debt. At June 30, 2002, the Company had interest rate swap agreements with a notional amount of $310 million, which expire on various dates through the year 2003, under which the Company will pay fixed rates of 2.96 percent to 5.36 percent and receive three-month LIBOR.

Derivatives not Designated as Hedges

The Company has foreign currency forward contracts used to hedge the exposure associated with foreign currency denominated receivables. These contracts are presently being marked-to-market through the income statement and will continue to be marked-to-market through the income statement.

The Company enters into fixed price natural gas contracts designed to effectively hedge prices for a substantial portion of its natural gas requirements at its two U.S. mills. The purpose of the fixed price natural gas contracts is to eliminate or reduce price risk with a focus on making cash flows more predictable. As of June 30, 2002, the Company had entered into contracts to hedge substantially all of its natural gas requirements for its two U.S. mills through June 30, 2003. The contract price and fair value of these natural gas contracts was approximately $21.4 million and $20.1 million, respectively. These contracts are not accounted for as derivative instruments under SFAS No. 133, as they qualify for the normal purchase exemption.

Environmental and Legal Matters

The Company is committed to compliance with all applicable foreign, federal, state and local environmental laws and regulations. Environmental law is, however, dynamic rather than static. As a result, costs, which are unforeseeable at this time, may be incurred when new laws are enacted, and when environmental agencies adopt or revise rules and regulations.

In general, the environmental laws that the Company is subject to regulate discharges and emissions of constituents to the air, soil and water, prescribe procedures for the use, reuse, reclamation, recycling and disposal of designated waste materials and impose liability and requirements relating to the cleanup of contamination. In certain instances, state environmental laws may be stricter than their federal counterparts.

The federal Clean Air Act imposes stringent limits on air emissions, establishes a federal permit program (Title V) and provides for civil and criminal enforcement sanctions. In response to these requirements, in the early 1990’s the Company switched from solvent-based to water-based inks and varnishes at our converting operations in order to reduce and meet requirements with respect to emissions of volatile organic compounds. Where necessary, our plants have received or submitted an application to the appropriate permitting authority for a Title V permit.

The federal Clean Water Act establishes a system of minimum national effluent standards for each industry, water quality standards for the nation’s waterways and a permit program that provides discharge limitations. It also regulates releases and spills of oil and toxic chemicals and wastewater and stormwater discharges. The Company’s mill in West Monroe, Louisiana is the only one of the Company’s facilities that is a direct discharger to a water body and a permit currently covers its discharges to the Ouachita River. The Company’s other operations discharge to publicly owned treatment works and are subject to pretreatment requirements and limitations.

The federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) establishes liability for waste generators, current and former site owners and operators and others in connection with releases of hazardous materials. The Company has been, and in the future may again be, identified as a potentially responsible party at sites under CERCLA and similar state laws.

In 1998, the U.S. Environmental Protection Agency adopted regulations (generally referred to as the “cluster rules”) that mandate more stringent controls on air and water discharges from the United States pulp and paper mills. The Company estimates that the capital spending that may be required to comply with the cluster rules could reach $55 million to be spent at its two U.S. paper mills over a seven-year period that began in 2000. As of June 30, 2002, the Company estimates that it has spent approximately one-third of that amount for such compliance.

In late 1995, the Louisiana Department of Environmental Quality (“DEQ”) notified the Predecessor of potential liability for the remediation of hazardous substances at a wood treatment site in Shreveport, Louisiana that the Predecessor or its predecessors previously operated, and at a former oil refinery site in Caddo Parish, Louisiana which is on land that the Company previously owned. In response to these notices, the Company has provided additional information concerning these sites and has commenced its own evaluation of any claims and remediation liabilities for which it may be responsible. Subsequent to receipt in May 1996 of a Special Demand Letter from DEQ to remediate the site in Shreveport, the Company performed a soil and groundwater investigation at the site pursuant to an agreement with DEQ. In August 2001, the Company entered into a Cooperative Agreement for Remedial Action with DEQ and the landowners of the site, as well as a Mutual Release and Settlement Agreement with the landowners. Under the Cooperative Agreement, the Company developed a remedial design which included, among other things, removing contaminated soils, capping a portion of the site and future operations and maintenance, or O&M. If the Company fails to comply with the requirements of the cooperative agreement, including the prescribed time periods, the DEQ can impose stipulated penalties as specified in the cooperative agreement ranging from $250 to $1,000 per day of non-compliance. The Company has engaged a qualified contractor and expects completion of the work by the end of 2002. Total costs for the Shreveport remedial action are approximately $1.3 million. The Company has reached a settlement agreement with another responsible party that has already reimbursed the Company for certain past costs and will reimburse the Company for 50% of future costs incurred in connection with the remediation plan. To date, the Company has paid approximately $50,000 to the contractor. Costs could increase if, for example, there is an increase in the amount of contaminated soils found on site. In addition, for the initial five years, O&M costs are estimated to be approximately $0.1 million and groundwater monitoring costs are estimated to be approximately $0.1 million. The Company has not estimated O&M or groundwater monitoring costs beyond this initial five-year period because the extent of any such O&M or groundwater monitoring obligation is unknown. The Company has accrued $0.8 million for its approximate 50 percent share of the Shreveport remedial action.

In September 1996, the Company received a Special Demand Letter from DEQ to remediate the site in Caddo Parish. On July 6, 2000, the Company and DEQ entered into a Settlement Agreement that describes in detail the remedial actions necessary for the Company to obtain full release of all future liability at this site. The Company contracted with a vendor to perform the remedial actions as outlined in the Settlement Agreement. The remedial action required, among other things, the neutralization, stabilization and consolidation of sludges and soils at the site, the capping of the consolidated materials, the establishment of a vegetative cover and five years of post-closure care of the capped area. The lump sum contract price with the contractor is approximately $1.6 million, of which the Company has already paid approximately $1.3 million. The Company no longer owns the site since transferring the property to another entity on October 22, 2000. The remedial actions outlined in the Settlement Agreement have been completed and the Company expects to obtain the appropriate release from DEQ in the fourth quarter of 2002.

The Company is involved in environmental remediation projects for certain properties currently or formerly owned or operated by the Company, certain properties divested by the Company for which responsibility was retained, and waste disposal sites where waste was shipped by the Predecessor or its predecessors or for which the Company might have corporate successor liability. Some of these projects are being addressed under federal and state statutes, such as the CERCLA and analogous state laws. The Company’s costs in certain instances cannot be reliably estimated until the remediation process is substantially underway or liability has been addressed. To address these contingent environmental costs, the Company has accrued reserves when such costs are probable and can be reasonably estimated. The Company believes that, based on current information and regulatory requirements, the accruals established by the Company for environmental expenditures are adequate. Based on current knowledge, to the extent that additional costs may be incurred that exceed the accrued reserves, such amounts are not expected to have a material impact on the results of operations, cash flows or financial condition although the Company may incur significant costs in excess of accrued reserves in connection with clean-up activities at these properties, including the Shreveport and Caddo Parish sites referred to above.

The Company is a party to a number of lawsuits arising out of the ordinary conduct of its business. While there can be no assurance as to their ultimate outcome, the Company does not believe that these lawsuits will have a material impact on the results of operations, cash flows or financial condition of the Company.

The Company has been a plaintiff in actions against The MeadWestvaco Corporation (“MeadWestvaco”), successor by merger to The Mead Corporation, and R.A. Jones Co. Inc. (“R.A. Jones”) claiming infringement of the Company’s patents for its packaging machines. The patents in suit were found infringed but invalid by a jury in a trial against R.A. Jones in August 2001. This finding of invalidity has been appealed to the Court of Appeals for the Federal Circuit. The suit against MeadWestvaco was dismissed by mutual agreement pending the outcome of the appeal of the decision in the case against R.A. Jones. If the finding of invalidity is upheld on appeal, the Company anticipates it will be required to take an approximate $11 million charge associated with writing off the unamortized carrying cost of the patents in suit.

Information Concerning Forward-Looking Statements

Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in “–Business Trends and Initiatives” concerning (a) the Company’s expectation regarding downtime during 2002, (b) the improvements which the Company’s long-term initiatives, including, without limitation, its profit center reorganization and global restructuring program, are designed to achieve, (c) the Company’s expectation that capital expenditures will range from $65 million to $80 million in 2002, and (d) the Company’s expectation regarding packaging machinery placements; (ii) the statements in “–Outlook” concerning (a) the Company’s expectation that its 2002 EBITDA will exceed its 2001 EBITDA as well as each of the factors which the Company believes support such expectation, (b) the Company’s expectations regarding sales volumes in its worldwide beverage multiple packaging markets and continued growth in its North American consumer products packaging markets, (c) the Company’s expectation regarding containerboard sales and margins, and (d) the Company’s expectations regarding increased energy costs; (iii) the statements in “Financial Condition, Liquidity and Capital Resources” concerning (a) the Company’s expectation that depreciation and amortization for 2002 will be approximately $125 million to $135 million, (b) the Company’s expectation that 2002 interest expense will be approximately $146 million including approximately $7 million of non-cash amortization of deferred debt issuance costs, (c) the Company’s expectation that total capital spending for 2002 will range from $65 million to $80 million, (d) the Company’s belief that cash generated from operations, together with amounts available under available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs until the maturity of the Revolving Facility, and (e) the Company’s expectations with respect to capital spending that may be required to comply with the cluster rules and that, based on current knowledge, environmental costs are not expected to have a material impact on the results of operations, cash flows or financial condition of the Company, and (iv) other statements as to management’s or the Company’s expectations and beliefs presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. The important factors described elsewhere in this report (including, without limitation, those discussed in “– Financial Condition, Liquidity and Capital Resources”), the Company’s Report on Form 10-K for the year ended December 31, 2001, or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) the Company’s actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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

Review of Form S-1 Registration Statement

The Form S-1 registration statement for the Company’s proposed initial public offering is being reviewed by the Staff of the SEC. Comments made by the Staff of the SEC on the S-1, including with respect to the three accounting matters described below, may require the Company to amend this quarterly report and reports previously filed with the SEC.

As previously disclosed, effective January 1, 2001, the Company consolidated into its financial statements the accounts of Rengo Riverwood Packaging, Ltd., the Company’s 50%-owned Japanese joint venture. The Staff of the SEC has asked for a supplemental explanation for such consolidation. The Company determined that consolidation was appropriate by considering a number of factors, including the importance of the Company’s contribution to Rengo’s business strategy, operational direction and operational results.

As previously disclosed, on October 12, 2001, the Company agreed to pay $29.5 million to the State of Louisiana to settle all Louisiana state income tax issues related to the period ended March 27, 1996 and the nine month period ended December 31, 1996. The Staff of the SEC has asked for a supplemental explanation of the accounting treatment for any interest component of the settlement. The Company recorded the full amount of the settlement as an adjustment to goodwill and did not account for interest separately since interest was not separately allocated as part of the settlement and there was no substantive basis for allocation of interest.

The Company reports its results in two business segments: Coated Board and Containerboard. The Coated Board business segment includes the production and sale of CUK Board for the beverage multiple packaging business and the consumer products packaging business. The Staff of the SEC has asked for a supplemental explanation of the Company’s Coated Board business segment disclosure.

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

In June 2001, the FASB issued SFAS No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, which was effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The adoption of SFAS No. 142 resulted in the discontinuation of amortization of goodwill recorded at December 31, 2001 of approximately $8 million annually. Intangible assets with a determinable life will continue to be amortized over that period. The Company adopted SFAS No. 142 on January 1, 2002 and upon implementation recorded a write-off of approximately $0.8 million related to patents to which no value was associated at June 30, 2002 which is reflected in Other Expense, Net in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the Six Months Ended June 30, 2002. The following table shows Net (Loss) for the first six months of 2002 and adjusted Net (Loss) for the first six months of 2001 exclusive of goodwill amortization.

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
(In thousands of dollars)	2002	2001	2002	2001

Net (Loss)	$(9,685)	$(7,442)	$(17,400)	$(37,606)
Plus: Amortization of Goodwill	—	1,935	—	3,870

Adjusted Net (Loss)	$(9,685)	$(5,507)	$(17,400)	$(33,736)

The following table shows Income (Loss) before Extraordinary Item and Cumulative Effect of a Change in Accounting Principle for the first six months of 2002 and adjusted Income (Loss) before Extraordinary Item and Cumulative Effect of a Change in Accounting Principle for the first six months of 2001 exclusive of goodwill amortization.

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
(In thousands of dollars)	2002	2001	2002	2001

Income (Loss) before Extraordinary Item and Cumulative Effect of a Change in Accounting Principle	$1,824	$(4,672)	$(5,891)	$(34,337)
Plus: Amortization of Goodwill	—	1,935	—	3,870

Adjusted Income (Loss) before Extraordinary Item and Cumulative Effect of a Change in Accounting Principle	$1,824	$(2,737)	$(5,891)	$(30,467)

The following table displays the intangible assets that continue to be subject to amortization and aggregate amortization expense as well as intangible assets not subject to amortization as of June 30, 2002 and December 31, 2001:

	As of June 30, 2002

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Patents	$23,276	$8,703	$14,573
Licenses	3,598	1,102	2,496
Trademarks	39,638	12,360	27,278

	$66,512	$22,165	$44,347

Unamortized intangible assets:
Goodwill	$276,482	—	$276,482

	As of December 31, 2001

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Patents	$23,926	$7,986	$15,940
Licenses	3,598	997	2,601
Trademarks	39,624	11,370	28,254

	$67,148	$20,353	$46,795

Unamortized intangible assets:
Goodwill	$321,976	$45,494	$276,482

Amortization expense for intangible assets subject to amortization was approximately $1.9 million for the first six months of 2002, and is expected to be approximately $4 million annually for the next five fiscal years.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II, Item 7A, “Quantitative and Qualitative Disclosure about Market Risk”, in the Company’s Annual Report on Form 10-K for the fiscal period ended December 31, 2001. There have been no significant developments with respect to derivatives or exposure to market risk during the first six months of 2002.

PART II – OTHER INFORMATION

ITEM 1.     Legal Proceedings.

Not applicable

ITEM 2.     Changes in Securities and Use of Proceeds.

Not applicable

ITEM 3.     Defaults Upon Senior Securities.

Not applicable

ITEM 4.     Submission of Matters to a Vote of Security Holders.

On May 7, 2002, a Written Consent in Lieu of Annual Meeting was executed by the stockholders of Riverwood Holding, Inc. and the following Directors were elected by the stockholders:

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

Filed on June 11, 2002 reporting changes in registrant’s certifying accountant.

Filed on July 30, 2002 reporting extensions and amendments of tender offers for senior subordinated notes and senior notes.

Filed on July 31, 2002 reporting extensions and amendments of tender offers for senior subordinated notes and senior notes.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVERWOOD HOLDING, INC.

(Registrant)

Date: August 14, 2002	By:
		/s/	Edward W. Stroetz Jr.

Edward W. Stroetz Jr. Secretary

Date: August 14, 2002	By:
		/s/	Daniel J. Blount

Daniel J. Blount Senior Vice President and Chief Financial Officer