Form 10-Q
period 2002-09-30
RIVERWOOD HOLDING INC
filed 2002-11-13
CIK 886239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes [ ]      No [X]

     At November 5, 2002 there were 7,063,930 shares and 500,000 shares of the registrant’s Class A and Class B common stock, respectively, outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

As used in this Form 10-Q, unless the context otherwise requires, “RIC” refers to the corporation formerly named Riverwood International Corporation; the “Predecessor” refers to RIC and its subsidiaries in respect of periods prior to the acquisition on March 27, 1996 by Riverwood Holding, through its wholly-owned subsidiaries, of RIC (the “Merger”); the “Company” refers to the registrant, Riverwood Holding, Inc., a Delaware corporation formerly named New River Holding, Inc. (“Riverwood Holding”) and its subsidiaries; and “Riverwood International” refers to Riverwood International Corporation, a Delaware corporation formerly named Riverwood International USA, Inc. and an indirect wholly-owned subsidiary of Riverwood Holding.

RIVERWOOD HOLDING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(unaudited)

	September 30,	December 31,
	2002	2001

ASSETS
Current Assets:
Cash and Equivalents	$26,655	$27,983
Receivables, Net of Allowances	164,330	140,099
Inventories	199,721	181,305
Prepaid Expenses	13,838	6,770

Total Current Assets	404,544	356,157
Property, Plant and Equipment, Net of Accumulated Depreciation of $748,194 in 2002 and $659,945 in 2001	1,244,288	1,289,915
Goodwill	276,482	276,482
Other Assets	128,927	136,914

Total Assets	$2,054,241	$2,059,468

LIABILITIES
Current Liabilities:
Short-Term Debt	$57,695	$19,958
Accounts Payable and Other Accrued Liabilities	219,564	218,764

Total Current Liabilities	277,259	238,722
Long-Term Debt, Less Current Portion	1,474,644	1,523,082
Other Noncurrent Liabilities	71,441	73,738

Total Liabilities	1,823,344	1,835,542

Contingencies and Commitments (Note 4)
Class A Redeemable Common Stock $120/share redemption value; 63,680 and 67,180 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	7,641	8,061

SHAREHOLDERS’ EQUITY
Common Stock par value $.01 per Share;
Class A Common Stock, 9,000,000 shares authorized; 7,063,680 and 7,067,180 shares designated at September 30, 2002 and December 31, 2001, respectively; 7,000,000 shares of non-redeemable Common Stock issued and outstanding at September 30, 2002 and December 31, 2001	70	70
Class B Common Stock, 3,000,000 shares authorized; 500,000 shares of non-redeemable Common Stock issued and outstanding at September 30, 2002 and at December 31, 2001	5	5
Capital in Excess of Par Value	748,753	748,753
Accumulated Deficit	(494,622)	(493,771)
Accumulated Derivative Instruments Loss	(3,434)	(4,570)
Cumulative Currency Translation Adjustment	(27,516)	(34,622)

Total Shareholders’ Equity	223,256	215,865

Total Liabilities and Shareholders’ Equity	$2,054,241	$2,059,468

See Notes to Condensed Consolidated Financial Statements.

RIVERWOOD HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands of dollars)
(unaudited)

	Three Months Ended		Nine Months Ended

	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2002	2001	2002	2001

Net Sales	$339,934	$321,682	$988,092	$951,155
Cost of Sales	252,540	247,512	763,104	753,094
Selling, General and Administrative	31,948	30,303	93,211	91,056
Research, Development and Engineering	1,266	1,248	3,727	3,583
Other Expense, Net	523	2,503	2,061	15,571

Income from Operations	53,657	40,116	125,989	87,851
Interest Income	148	151	1,216	707
Interest Expense	35,081	39,378	112,510	119,581

Income (Loss) before Income Taxes	18,724	889	14,695	(31,023)
Income Tax Expense	2,175	2,717	4,037	5,142

Income (Loss) before Extraordinary Item and Cumulative Effect of a Change in Accounting Principle	16,549	(1,828)	10,658	(36,165)
Extraordinary Loss on Early Extinguishment of Debt, Net of Tax of $0	—	(5,954)	(11,509)	(8,724)

Income (Loss) before Cumulative Effect of a Change in Accounting Principle	16,549	(7,782)	(851)	(44,889)
Cumulative Effect of a Change in Accounting Principle Net of Tax of $0	—	—	—	(499)

Net Income (Loss)	16,549	(7,782)	(851)	(45,388)

Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments Gain (Loss)	598	(3,657)	1,136	(6,104)
Foreign Currency Translation Adjustments	(3,005)	3,535	7,106	(3,697)

Comprehensive Income (Loss)	$14,142	$(7,904)	$7,391	$(55,189)

See Notes to Condensed Consolidated Financial Statements.

RIVERWOOD HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(unaudited)

	Nine Months Ended

	Sept. 30, 2002	Sept. 30, 2001

Cash Flows from Operating Activities:
Net (Loss)	$(851)	$(45,388)
Noncash Items Included in Net (Loss):
Depreciation and Amortization	97,731	104,319
Cumulative Effect of a Change in Accounting Principle	—	499
Extraordinary Loss on Early Extinguishment of Debt, Net of Tax of $0	2,967	8,724
Deferred Income Taxes	650	(1,574)
Pension, Postemployment and Postretirement Benefits Expense, Net of Contributions	7,011	4,047
Equity in Net Earnings of Affiliates, Net of Dividends	—	710
Amortization of Deferred Debt Issuance Costs	5,090	5,771
LIFO Valuation Adjustments	(11,844)	(314)
Other	(467)	4,819
Changes in Operating Assets & Liabilities, Net of Subsidiary Consolidated:
Receivables	(19,471)	(10,732)
Inventories	(6,752)	(11,590)
Prepaid Expenses	(9,887)	501
Accounts Payable and Other Accrued Liabilities	(10,088)	3,829
Other Noncurrent Liabilities	(1,693)	(3,514)

Net Cash Provided by Operating Activities	52,396	60,107

Cash Flows from Investing Activities:
Purchases of Property, Plant and Equipment	(34,877)	(38,574)
Cash Acquired of Subsidiary Consolidated	—	17,985
Increase in Other Assets	(4,278)	(2,391)

Net Cash Used in Investing Activities	(39,155)	(22,980)

Cash Flows from Financing Activities:
Borrowings under Revolving Credit Facilities	217,100	357,060
Payments on Revolving Credit Facilities	(217,125)	(469,686)
Proceeds from Issuance of Debt	250,000	592,500
Increase in Debt Issuance Costs	(3,726)	(18,399)
Premium Paid on Early Extinguishment of Debt	(8,542)	—
Payments on Debt	(252,404)	(488,294)
Repurchases of Redeemable Common Stock	(420)	(360)
Issuance of Redeemable Common Stock	—	300

Net Cash Used in Financing Activities	(15,117)	(26,879)
Effect of Exchange Rate Changes on Cash	548	(2,963)

Net (Decrease) Increase in Cash and Equivalents	(1,328)	7,285
Cash and Equivalents at Beginning of Period	27,983	21,586

Cash and Equivalents at End of Period	$26,655	$28,871

See Notes to Condensed Consolidated Financial Statements.

RIVERWOOD HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Riverwood Holding, Inc. (“Riverwood Holding”) and its wholly-owned subsidiary RIC Holding, Inc. (“RIC Holding”) and the corporation formerly named CDRO Acquisition Corporation were incorporated in 1995 to acquire the stock of our predecessor, the corporation formerly named Riverwood International Corporation (“RIC”).

On March 27, 1996, Riverwood Holding, through its wholly-owned subsidiaries, acquired all of the outstanding shares of common stock of RIC. On such date, CDRO Acquisition Corporation was merged into RIC. RIC, as the surviving corporation in the Merger, became a wholly-owned subsidiary of RIC Holding. On March 28, 1996, RIC transferred substantially all of its properties and assets to the corporation formerly named Riverwood International USA, Inc., other than the capital stock of Riverwood International USA, Inc, and RIC was merged into RIC Holding. Thereupon, Riverwood International USA, Inc. was renamed “Riverwood International Corporation.” Upon consummation of the Subsequent Merger, RIC Holding, as the surviving corporation in the Subsequent Merger, became the parent company of Riverwood International Corporation (“Riverwood International”).

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

The Company has reclassified the presentation of certain prior period information to conform to the current presentation format.

NOTE 3 – INVENTORIES

The major classes of inventories were as follows:

(In thousands of dollars)	September 30, 2002	December 31, 2001

Finished goods	$85,291	$87,728
Work-in-process	15,277	12,194
Raw materials	61,896	45,656
Supplies	37,257	35,727

Total	$199,721	$181,305

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

In 1998, the U.S. Environmental Protection Agency adopted regulations (generally referred to as the “cluster rules”) that mandate more stringent controls on air and water discharges from the United States pulp and paper mills. The Company estimates that the capital spending that may be required to comply with the cluster rules could reach $55 million to be spent at its two U.S. paper mills over a seven-year period that began in 2000. As of September 30, 2002, the Company estimates that it has spent approximately one-third of that amount for such compliance.

In late 1995, the Louisiana Department of Environmental Quality (“DEQ”) notified the Predecessor of potential liability for the remediation of hazardous substances at a wood treatment site in Shreveport, Louisiana that the Predecessor or its predecessors previously operated, and at a former oil refinery site in Caddo Parish, Louisiana which is on land that the Company previously owned. In response to these notices, the Company has provided additional information concerning these sites and has commenced its own evaluation of any claims and remediation liabilities for which it may be responsible. Subsequent to receipt in May 1996 of a Special Demand Letter from DEQ to remediate the site in Shreveport, the Company performed a soil and groundwater investigation at the site pursuant to an agreement with DEQ. In August 2001, the Company entered into a Cooperative Agreement for Remedial Action with DEQ and the landowners of the site, as well as a Mutual Release and Settlement Agreement with the landowners. Under the Cooperative Agreement, the Company developed a remedial design which included, among other things, removing contaminated soils, capping a portion of the site and future operations and maintenance, or O&M. If the Company fails to comply with the requirements of the cooperative agreement, including the prescribed time periods, the DEQ can impose stipulated penalties as specified in the cooperative agreement ranging from $250 to $1,000 per day of non-compliance. The Company has engaged a qualified contractor and expects completion of the work by the end of 2002. Total costs for the Shreveport remedial action are approximately $1.3 million. The Company has reached a settlement agreement with another responsible party that has already reimbursed the Company for certain past costs and will reimburse the Company for 50% of future costs incurred in connection with the remediation plan. To date, the Company has paid approximately $50,000 to the contractor. Costs could increase if, for example, there is an increase in the amount of contaminated soils found on site. In addition, for the initial five years, O&M costs are estimated to be approximately $0.1 million and groundwater monitoring costs are estimated to be approximately $0.1 million. The Company has not estimated O&M or groundwater monitoring costs beyond this initial five-year period because the extent of any such O&M or groundwater monitoring obligation is unknown. The Company has accrued $0.8 million for its approximate 50% share of the Shreveport remedial action.

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

Business segment information is as follows:

	Three Months Ended		Nine Months Ended

	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
(In thousands of dollars)	2002	2001	2002	2001

NET SALES:
Coated Board	$318,310	$300,861	$928,635	$879,451
Containerboard	21,624	20,821	59,457	71,704

	$339,934	$321,682	$988,092	$951,155

INCOME FROM OPERATIONS:
Coated Board	$60,642	$49,218	$156,954	$118,545
Containerboard	(980)	(3,970)	(14,144)	(10,471)
Corporate And Eliminations	(6,005)	(5,132)	(16,821)	(20,223)

	$53,657	$40,116	$125,989	$87,851

Credit Agreement EBITDA(A):
Coated Board	$82,084	$76,427	$234,515	$213,003
Containerboard	(1,332)	(1,147)	(7,632)	139
Corporate and Eliminations	(3,577)	(2,181)	(7,197)	(8,737)

	$77,175	$73,099	$219,686	$204,405

The following represents a reconciliation of Income from Operations to Credit Agreement EBITDA:

	Three Months Ended		Nine Months Ended

	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
(In thousands of dollars)	2002	2001	2002	2001

Income from Operations	$53,657	$40,116	$125,989	$87,851
Add: Depreciation and amortization	32,959	31,978	97,731	104,319
Dividends	—	—	—	710
Other non-cash charges(B)	(9,441)	1,005	(4,034)	11,525

Credit Agreement EBITDA(A)	$77,175	$73,099	$219,686	$204,405

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

(B)  Other non-cash charges include non-cash charges for LIFO accounting, pension, post-retirement and post-employment benefits, and amortization of premiums on hedging contracts deducted in determining net income.

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

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (“SFAS No. 133”), which requires all derivative instruments to be measured at fair value and recognized on the balance sheet as either assets or liabilities. In addition, all derivative instruments used in hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. Upon adoption of SFAS No. 133, the Company recognized a one-time after-tax transition adjustment to decrease earnings by approximately $0.5 million and decrease other comprehensive income by approximately $1.1 million. These amounts have been presented as a cumulative effect of a change in accounting principle in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2001.

The following is a summary of the Company’s derivative instruments as of September 30, 2002 and the accounting policies it employs:

Hedges of Anticipated Cash Flows

The following is a reconciliation of current period changes in the fair value of the interest rate swap agreements and foreign currency forward and option contracts which have been recorded as Accumulated Derivative Instruments Loss in the accompanying Condensed Consolidated Balance Sheets at September 30, 2002 and December 31, 2001 and as Derivative Instruments (Loss) Gain in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2002 and in the Consolidated Statement of Operations and Comprehensive (Loss) Income for the year ended December 31, 2001.

(In thousands of dollars)

SFAS No. 133 transition adjustment	$(1,094)
Reclassification to earnings	3,898
Current period decrease in fair value	(7,374)

Balance at December 31, 2001	(4,570)
Reclassification to earnings	4,737
Current period decrease in fair value	(3,601)

Balance at September 30, 2002	$(3,434)

At September 30, 2002, there was no material ineffective portion related to the changes in fair value of the interest rate swap agreements or foreign currency forward and option contracts and there were no amounts excluded from the measure of effectiveness. During the second quarter of 2002, the Company de-designated certain of its foreign currency forward and option contracts due to such contracts no longer meeting the Company’s established effectiveness test. As a result, during the second quarter of 2002, the Company recognized a mark-to-market loss of approximately $1.8 million dollars in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income (Loss); had the foreign currency forward and option contracts not been de-designated, this approximate $1.8 million mark-to-market loss would have been deferred into Other Comprehensive Income (Loss) and would have been recognized in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) at the time the underlying hedged transaction was recognized. Included in Accumulated Derivative Instruments Loss in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2002, is a balance of approximately $0.1 million related to the foreign currency forward and option contracts that were de-designated in the second quarter of 2002 that will be recognized as income in its statement of operations at the time the underlying hedged transaction occurs.

The balance of $3.4 million recorded in Accumulated Derivative Instruments Loss at September 30, 2002 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in the related hedged exposure. The estimated amount to be reclassified into future earnings as interest expense over the next twelve months through September 30, 2003 is approximately $3.1 million. The actual amount that will be reclassified to future earnings over the next twelve months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings during the first nine months of 2002 in connection with forecasted transactions that were no longer considered probable of occurring.

The Company uses interest rate swap agreements to fix a portion of its variable rate Term Loan Facility to a fixed rate in order to reduce the impact of interest rate changes on future income. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense related to the debt. At September 30, 2002, the Company had interest rate swap agreements with a notional amount of $235 million, which expire on various dates through the year 2003, under which the Company will pay fixed rates of 2.96% to 4.75% and receive three-month LIBOR.

Derivatives not Designated as Hedges

The Company has foreign currency forward contracts used to hedge the exposure associated with foreign currency denominated receivables. These contracts are presently being marked-to-market through the income statement and will continue to be marked-to-market through the income statement.

The Company enters into fixed price natural gas contracts designed to effectively hedge prices for a substantial portion of its natural gas requirements at its two U.S. mills. The purpose of the fixed price natural gas contracts is to eliminate or reduce price risk with a focus on making cash flows more predictable. As of September 30, 2002, the Company had entered into contracts to hedge substantially all of its natural gas requirements for its two U.S. mills through September 30, 2003. The contract price and fair value of these natural gas contracts was approximately $19.7 million and $21.3 million, respectively. These contracts are not accounted for as derivative instruments under SFAS No. 133, as they qualify for the normal purchase exemption.

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

In June 2001, the FASB issued SFAS No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, which was effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The adoption of SFAS No. 142 resulted in the discontinuation of amortization of goodwill recorded at December 31, 2001 of approximately $8 million annually. Intangible assets with a determinable life will continue to be amortized over that period. The Company adopted SFAS No. 142 on January 1, 2002 and upon implementation recorded a write-off of approximately $0.8 million related to patents to which no value was associated at June 30, 2002 which is reflected in Other Expense, Net in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2002. The following table shows Net Income (Loss) for the first nine months of 2002 and adjusted Net (Loss) for the first nine months of 2001 exclusive of goodwill amortization.

	Three Months Ended		Nine Months Ended

	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
(In thousands of dollars)	2002	2001	2002	2001

Net Income (Loss)	$16,549	$(7,782)	$(851)	$(45,388)
Plus: Amortization of Goodwill	—	1,935	—	5,805

Adjusted Net Income (Loss)	$16,549	$(5,847)	$(851)	$(39,583)

The following table shows Income (Loss) before Extraordinary Item and Cumulative Effect of a Change in Accounting Principle for the first nine months of 2002 and adjusted Income (Loss) before Extraordinary Item and Cumulative Effect of a Change in Accounting Principle for the first nine months of 2001 exclusive of goodwill amortization.

	Three Months Ended		Nine Months Ended

	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
(In thousands of dollars)	2002	2001	2002	2001

Income (Loss) before Extraordinary Item and Cumulative Effect of a Change in Accounting Principle	$16,549	$(1,828)	$10,658	$(36,165)
Plus: Amortization of Goodwill	—	1,935	—	5,805

Adjusted Income (Loss) before Extraordinary Item and Cumulative Effect of a Change in Accounting Principle	$16,549	$107	$10,658	$(30,360)

The following table displays the intangible assets that continue to be subject to amortization and aggregate amortization expense as well as intangible assets not subject to amortization as of September 30, 2002 and December 31, 2001:

	As of September 30, 2002

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Patents	$23,454	$9,102	$14,352
Licenses	3,598	1,154	2,444
Trademarks	39,640	12,856	26,784

	$66,692	$23,112	$43,580

Unamortized intangible assets:
Goodwill	$276,482	—	$276,482

	As of December 31, 2001

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Patents	$23,926	$7,986	$15,940
Licenses	3,598	997	2,601
Trademarks	39,624	11,370	28,254

	$67,148	$20,353	$46,795

Unamortized intangible assets:
Goodwill	$321,976	$45,494	$276,482

Amortization expense for intangible assets subject to amortization was approximately $2.8 million for the first nine months of 2002, and is expected to be approximately $4 million annually for the next five fiscal years.

In June 2001, the FASB issued SFAS No. 143 (“SFAS No. 143”), “Accounting for Asset Retirement Obligations”, which is effective January 1, 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company does not believe that the adoption of SFAS No. 143 will have a significant impact on its financial position and results of operations.

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

In April 2002, the FASB issued SFAS No. 145 (“SFAS No. 145”), “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002”. This Statement rescinds SFAS No. 4 (“SFAS No. 4”) , “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 will be effective for fiscal 2003, which begins January 1, 2003. Management expects that the adoption of this statement will result in a reclassification of expenses from Extraordinary Loss on Early Extinguishment of Debt to Income from Operations of approximately $11.5 million and $8.7 million for the nine month period ended September 30, 2002 and the year ended December 31, 2001, respectively, associated with the rescission of SFAS No. 4.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Riverwood Holding, its wholly-owned subsidiary RIC Holding and the corporation formerly named CDRO Acquisition Corporation were organized to acquire our predecessor, the corporation formerly named Riverwood International Corporation. Riverwood Holding, RIC Holding and CDRO Acquisition Corporation were incorporated in 1995 under the laws of the State of Delaware. On March 27, 1996, Riverwood Holding, through its wholly-owned subsidiaries, acquired all of the outstanding shares of common stock of the corporation formerly named Riverwood International Corporation, which we refer to as RIC. On such date, CDRO Acquisition Corporation was merged into RIC. RIC, as the surviving corporation in the merger, became a wholly-owned subsidiary of RIC Holding.

On March 28, 1996, RIC transferred substantially all of its properties and assets to the corporation formerly named Riverwood International USA, Inc., other than the capital stock of Riverwood International USA, Inc., and RIC was merged into RIC Holding. Thereupon, Riverwood International USA, Inc. was renamed Riverwood International Corporation.

In connection with the Merger, the Company entered into a credit agreement that provided for senior secured credit facilities consisting of a term loan facility and a $400 million revolving credit facility. Such credit agreement, term loan facility and revolving facility, as in effect prior to the August 10, 2001 amendment and restatement discussed below, are referred to herein as the “Prior Credit Agreement”, the “Prior Term Loan Facility” and the “Prior Revolving Facility”, respectively. In addition, Riverwood International Machinery, Inc., a wholly-owned subsidiary of Riverwood, entered into a credit agreement providing for a $140 million secured revolving credit facility (the “Machinery Facility”) for the purpose of financing or refinancing packaging machinery. In connection with the Merger, the Company also completed an offering of $250 million aggregate principal amount of 10-1/4% Senior Notes due 2006 (the “1996 Senior Notes”) and $400 million aggregate principal amount of 10-7/8% Senior Subordinated Notes due 2008 (the “1996 Senior Subordinated Notes” and together with the 1996 Senior Notes, the “1996 Notes”).

On July 28, 1997, the Company completed an offering of $250 million principal amount of 10-5/8% Senior Notes due 2007 (the “Initial Notes”). The net proceeds of this offering were applied to prepay certain revolving credit borrowings under the Prior Revolving Facility (without any commitment reduction) and to refinance certain tranche A term loans and other borrowings under the Prior Credit Agreement. A registration statement under the Securities Act of 1933, as amended, registering senior notes of the Company identical in all material respects to the Initial Notes (the “Exchange Notes”) offered in exchange for the Initial Notes became effective October 1, 1997. On November 3, 1997, the Company completed its exchange offer of the Initial Notes for the Exchange Notes. The Initial Notes and the Exchange Notes are referred to herein as the 1997 Notes.

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

On June 21, 2001, the Company completed an offering of $250 million principal amount of 10-5/8% Senior Notes due 2007 (the “Initial 2001 Notes”). The Initial 2001 Notes were sold at a price of 103% of par. The proceeds from this offering of approximately $251.5 million, net of approximately $6 million of transaction fees and expenses, were applied to prepay a portion of the outstanding borrowings under the Prior Term Loan Facility. During the second quarter of 2001, the Company recorded a non-cash, extraordinary charge to earnings of approximately $2.8 million, net of tax of nil, related to the write-off of the applicable portion of deferred debt issuance costs on the term loans. In connection with this offering, on June 6, 2001, the Company entered into Amendment No. 6 to the Prior Credit Agreement. The amendment modified certain financial and other covenants, including minimum EBITDA requirements, in the Prior Credit Agreement to reflect recent financial results and market and operating conditions. A registration statement under the Securities Act registering senior notes of the Company identical in all material respects to the Initial 2001 Notes (the “Exchange 2001 Notes”) offered in exchange for the Initial 2001 Notes became effective on August 27, 2001. On October 5, 2001, the Company completed its exchange offer of the Initial 2001 Notes for the Exchange 2001 Notes. The Initial 2001 Notes and the Exchange 2001 Notes are referred to herein as the 2001 Notes.

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

On May 3, 2002, Riverwood Holding filed a Form S-1 registration statement with the Securities and Exchange Commission for the registration under the Securities Act of 1933 of $350 million of its common stock in a proposed initial public offering. As of September 30, 2002, the Company has deferred approximately $2 million of costs associated with this transaction. There can be no assurance that the proposed initial public offering will be completed.

General

The Company reports its results in two business segments: Coated Board (relating to the Company’s coated unbleached kraft paperboard (“CUK Board”) used in its beverage multiple packaging and consumer products packaging businesses) and Containerboard. The Coated Board business segment includes (1) the production and sale of CUK Board for cartons from the Company’s West Monroe, Louisiana and Macon, Georgia mills and white lined chip board (“WLC”) from its paper mill in Norrköping, Sweden; (2) carton converting plants in the United States, Europe and Brazil; and (3) the design, manufacture and installation of packaging machinery related to the assembly of beverage and non-beverage consumer products cartons. The Containerboard business segment includes the production and sale of linerboard, corrugating medium and kraft paper from paperboard mills in the United States. The Company intends to stop producing linerboard as it continues to shift production capacity to higher margin CUK Board.

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

	Three Months Ended		Nine Months Ended

	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
(In thousands of dollars)	2002	2001	2002	2001

Net Sales:
Coated Board	$318,310	$300,861	$928,635	$879,451
Containerboard	21,624	20,821	59,457	71,704

	$339,934	$321,682	$988,092	$951,155

Income from Operations:
Coated Board	$60,642	$49,218	$156,954	$118,545
Containerboard	(980)	(3,970)	(14,144)	(10,471)
Corporate and Eliminations	(6,005)	(5,132)	(16,821)	(20,223)

	$53,657	$40,116	$125,989	$87,851

Credit Agreement EBITDA (A):
Coated Board	$82,084	$76,427	$234,515	$213,003
Containerboard	(1,332)	(1,147)	(7,632)	139
Corporate and Eliminations	(3,577)	(2,181)	(7,197)	(8,737)

Credit Agreement EBITDA (A)	77,175	73,099	219,686	204,405
Less: Certain non-cash charges (B)	(2,276)	(804)	(7,746)	(5,111)

EBITDA, as adjusted (C)	$74,899	$72,295	$211,940	$199,294

Notes:

(A)	Credit Agreement EBITDA is calculated based on the definitions of EBITDA and GAAP contained in the Company’s Senior Secured Credit Agreement. Credit Agreement EBITDA is defined as consolidated net income (exclusive of non-cash charges resulting from purchase accounting during the periods subsequent to the Merger) before consolidated interest expense, consolidated income taxes, consolidated depreciation and amortization, and other non-cash charges deducted in determining consolidated net income, extraordinary items and the cumulative effect of accounting changes and earnings of, but including dividends from, non-controlled affiliates.

(B)	For purposes of Credit Agreement EBITDA, as reported above, the Company adds back to income from operations non-cash charges for pension, post-retirement and post-employment benefits, and expenses (credits) relating to changes in GAAP subsequent to March 1996, which are excluded from Credit Agreement EBITDA, as reported above.

(C)	EBITDA, as adjusted, is defined as income (loss) from operations before depreciation and amortization expense, loss (gain) on asset write-downs/unusual asset disposals, loss on impairment of assets and LIFO related expenses (credits) plus dividends from equity investments recorded in the relevant period. This definition of EBITDA, as adjusted, conforms to the presentation in the Form S-1 registration statement for Riverwood Holding’s proposed initial public offering.

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

In the Containerboard business segment, conditions in the cyclical worldwide commodity paperboard markets have a substantial impact on the Company’s Containerboard sales. During the first nine months of 2002, the Company elected to take 14 days, or approximately 5,000 tons, of medium market related downtime at its U.S. mills that resulted in approximately $1.0 million of under-absorbed fixed costs. The Company does not expect to take any additional market related downtime throughout the remainder of 2002, but that could change depending upon market conditions. The downtime results from a number of factors, but principally a weak containerboard market.

Energy, including natural gas, fuel oil and electricity, represents a significant portion of the Company’s manufacturing costs. During the first nine months of 2002, the Company’s financial results were not negatively affected by energy costs when compared to the first nine months of 2001. Until the latter part of 2000, the Company’s results had not been significantly affected by the volatility of energy costs. The Company entered into fixed price contracts designed to mitigate the impact of future energy cost increases through September 30, 2003, and will continue to evaluate its hedge position.

The Company was recently notified by Coca-Cola Enterprises (“CCE”) that CCE will not renew its supply contract with the Company. Under this contract, which expires on March 31, 2003, the Company supplies to CCE beverage cartons made from the Company’s CUK Board, packaging machines and related services. The Company’s supply contracts with its independent Coca-Cola bottling company customers are not subject to CCE’s non-renewal notification. CCE’s action will not impact the Company’s 2002 results of operations. The impact on the Company’s 2003 results of operations will depend, in part, on whether and the extent to which the Company supplies beverage cartons to CCE during a phase-out period in 2003 after the current supply contract expires, which the Company is discussing with CCE. The Company is exploring opportunities to replace the volumes that it will lose as a result of CCE’s decision by seeking to increase sales to existing and new customers and to develop new applications for its CUK Board. The Company is currently evaluating the impact of these developments and the recent increase in beverage market competitiveness on its future pricing for its beverage packaging products. The Company can provide no assurances that it will be able to replace all or any portion of the volumes it had expected to supply to CCE in 2003 and future periods, that it will reach agreement with CCE to supply beverage cartons to CCE during a phase-out period in 2003, or that it will be able to maintain current pricing levels on its beverage packaging products. If the Company cannot replace such volumes, the Company estimates that its volumes will be negatively impacted by approximately 28,000 tons in 2003 and 40,000 tons in 2004 and thereafter. In 2002, it is expected that the CCE business will represent 5% or less of the Company’s consolidated net sales and EBITDA.

The Company is pursuing a number of long-term initiatives designed to improve productivity and profitability. The Company realigned its business into commercially-focused operating units, implemented a global restructuring program, implemented a number of cost saving measures and effected several management changes. The Company is continuing to implement a global Total Quality Systems (“TQS”) initiative which uses statistical process control to help design and manage all types of activities including production and maintenance.

In addition, the Company is continuing to implement a strategy focused on the expansion into the high-growth segments of the consumer products packaging market. The Company is targeting segments of the non-beverage consumer products packaging market where it intends to capitalize on its expertise in beverage multiple packaging.

The Company expects capital expenditures will range from $55 million to $65 million in 2002 as the Company invests to improve its process capabilities, in packaging machinery, and to comply with environmental cluster rules. See “Environmental and Legal Matters.” The Company continues to evaluate its current operations and assets with a view to rationalizing its operations and improving profitability, in particular with respect to its international converting assets and strategy. Finally, the Company is continuing to focus on reducing working capital and increasing liquidity.

Packaging machinery placements during the first nine months of 2002 increased approximately 38% when compared to the first nine months of 2001. The Company expects packaging machinery placements for 2002 to be higher when compared to 2001 and be comparable to 2000 as a result of a 16% increase in packaging machinery orders in 2001 when compared to 2000. The Company has been and will continue to be selective in future packaging machinery placements to ensure appropriate returns.

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

The Company believes the following accounting policies are the most critical since these policies require significant judgment or involve complex estimations that are important to the portrayal of the Company’s financial conditions and operating results:

•	The Company recognizes revenue when pervasive evidence of a sales arrangement exists, delivery has occurred, the price to the buyer is fixed and determinable, and the collectibility of the sales price is reasonably assured, which is primarily when goods are shipped to customers. Revenues received in advance from packaging machinery use agreements are recognized on a straight-line basis over the term of the agreements. Customer returns and allowances are provided for based on estimates.

•	The Company’s inventories are stated at the lower of cost or market. Cost of inventories is determined principally on the last-in, first-out (“LIFO”) basis. Average cost basis is used to determine the cost of supplies inventories. Inventories are stated net of an allowance for slow-moving and obsolete inventory, which is based on estimates. If the condition of the inventories or the state of the Company’s business would deteriorate, additional allowances may be required which would reduce income.

•	The Company reviews long-lived assets, including goodwill and certain identifiable intangibles for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Upon determination that the carrying value of the assets is impaired, the Company would record an impairment charge or loss.

•	The Company faces uncertainties relating to pending litigation and environmental remediation obligations. The Company records accruals for such items based on estimates developed in consultation with legal counsel and environmental consultants at the time when the liability is probable and reasonably estimated. While there can be no assurance as to the ultimate outcome of any current lawsuits, claims or investigations relating to such uncertainties, the Company does not believe that such uncertainties will have a material adverse impact on the results of operations, cash flows or financial condition of the Company. However, future uncertainties may have a material adverse impact on the results of operations, cash flows or financial condition of the Company.

RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended

		% Increase			% Increase
		(Decrease)			(Decrease)
	Sept. 30,	From Prior	Sept. 30,	Sept. 30,	From Prior	Sept. 30,
(In thousands of dollars)	2002	Period	2001	2002	Period	2001

Net Sales (Segment Data):
Coated Board	$318,310	5.8%	$300,861	$928,635	5.6%	$879,451
Containerboard	21,624	3.9	20,821	59,457	(17.1)	71,704

Net Sales	339,934	5.7	321,682	988,092	3.9	951,155
Cost of Sales	252,540	2.0	247,512	763,104	1.3	753,094

Gross Profit	87,394	17.8	74,170	224,988	13.6	198,061
Selling, General and Administrative	31,948	5.4	30,303	93,211	2.4	91,056
Research, Development and Engineering	1,266	1.4	1,248	3,727	4.0	3,583
Other Expense, Net	523	(79.1)	2,503	2,061	(86.8)	15,571

Income from Operations	$53,657	33.8	$40,116	$125,989	43.4	$87,851

Income (Loss) from Operations (Segment Data):
Coated Board	$60,642	23.2%	$49,218	$156,954	32.4%	$118,545
Containerboard	(980)	75.3	(3,970)	(14,144)	(35.1)	(10,471)
Corporate and Eliminations	(6,005)	(17.0)	(5,132)	(16,821)	16.8	(20,223)

Income from Operations	$53,657	33.8	$40,116	$125,989	43.4	$87,851

Other Financial Data:
Net Sales:
Carrierboard	$229,812	4.2%	$220,565	$668,686	6.1%	$630,153
Cartonboard	59,808	9.0	54,847	175,870	5.1	167,268
White lined chip board	21,677	28.2	16,911	59,920	9.4	54,790
Containerboard	21,624	3.9	20,821	59,457	(17.1)	71,704
Other (A)	7,013	(17.9)	8,538	24,159	(11.3)	27,240

Note:

(A)  Other primarily represents revenue recognized from packaging machinery service and use agreements and sales of certain by-products.

Paperboard Shipments

The following represents shipments of Coated Board and Containerboard to outside customers. Shipments of Coated Board represent sales to customers of carrierboard and cartonboard. Shipments of White Lined Chip board represent sales to customers of WLC produced at the Swedish mill. Shipments of Containerboard represent sales to customers of linerboard, corrugating medium, kraft paper and various other items. Other primarily represents shipments of certain by-products. Total shipments for the three and nine months ended September 30, 2002 and 2001 were as follows:

	Three Months Ended			Nine Months Ended

		% Increase			% Increase
		(Decrease)			(Decrease)
	Sept. 30,	From Prior	Sept. 30,	Sept. 30,	From Prior	Sept. 30,
(In thousands of tons)	2002	Period	2001	2002	Period	2001

Coated Board
Carrierboard	177.1	2.1%	173.4	518.9	7.6%	482.3
Cartonboard	93.7	5.3	89.0	280.6	5.6	265.6
White Lined Chip Board	41.3	14.1	36.2	119.4	5.3	113.4
Containerboard	60.1	7.3	56.0	173.1	(10.1)	192.6
Other	5.7	7.5	5.3	17.1	(7.6)	18.5

	377.9	5.0	359.9	1,109.1	3.4	1,072.4

THIRD QUARTER 2002 COMPARED WITH THIRD QUARTER 2001

Net Sales

As a result of the factors described below, the Company’s Net Sales in the third quarter of 2002 increased by $18.2 million, or 5.7%, to $339.9 million from $321.7 million in the third quarter of 2001. Net Sales in the Coated Board business segment increased by $17.4 million, or 5.8%, to $318.3 million in the third quarter of 2002 from $300.9 million in the third quarter of 2001, due primarily to higher sales volume in North American beverage carton markets (resulting, in large part, from increased volumes under a multi-year agreement with a beer producer customer) and, to a lesser extent, higher sales volumes in worldwide consumer products markets (driven principally by international sales volumes) and the positive impact of foreign currency exchange rates. Net Sales in the Containerboard business segment increased by $0.8 million, or 3.9%, to $21.6 million in the third quarter of 2002 from $20.8 million in the third quarter of 2001, due primarily to higher medium volumes somewhat offset by lower linerboard volumes resulting from the continued shift from linerboard production to value-added coated board production and lower containerboard pricing.

Gross Profit

As a result of the factors discussed below, the Company’s Gross Profit for the third quarter of 2002 increased by $13.2 million, or 17.8%, to $87.4 million from $74.2 million in the third quarter of 2001. The Company’s gross profit margin increased to 25.7% in the third quarter of 2002 from 23.1% in the third quarter of 2001. Gross Profit in the Coated Board business segment increased by $10.2 million, or 13.2%, to $87.1 million in the third quarter of 2002 from $76.9 million in the third quarter of 2001, while its gross profit margin increased to 27.4% in the third quarter of 2002 from 25.6% in the third quarter of 2001. The increase in Coated Board Gross Profit was due primarily to non-cash last-in, first-out ("LIFO") inventory valuation adjustments, worldwide cost reductions as a result of savings gained from the Company’s TQS initiative and higher Net Sales. Gross Profit in the Containerboard business segment increased by $3.5 million to a profit of $0.3 million in the third quarter of 2002 from a loss of $3.2 million in the third quarter of 2001, while its gross profit margin increased to 1.5% in the third quarter of 2002 from (15.2)% in the third quarter of 2001. The increase in Containerboard Gross Profit resulted principally from non-cash LIFO inventory valuation adjustments and higher Net Sales somewhat offset by lower containerboard pricing.

Selling, General and Administrative

Selling, General and Administrative expenses increased by $1.6 million, or 5.4%, to $31.9 million in the third quarter of 2002 from $30.3 million in the third quarter of 2001, due primarily to higher incentive expenses and certain non-recurring charges recorded in the third quarter of 2002 somewhat offset by lower warehousing and rent expenses. As a percentage of Net Sales, Selling, General and Administrative expenses remained constant at 9.4% for the third quarter of both 2001 and 2002.

Research, Development and Engineering

Research, Development and Engineering expenses remained constant at $1.2 million in the third quarter of 2002 and 2001.

Other Expense, Net

Other Expense, Net, was $0.5 million in the third quarter of 2002 as compared to $2.5 million in the third quarter of 2001. This change was principally due to the cessation of goodwill amortization in 2002.

Income from Operations

Primarily as a result of the factors discussed above, the Company’s Income from Operations in the third quarter of 2002 increased by $13.6 million, or 33.8%, to $53.7 million from $40.1 million in the third quarter of 2001, while the Company’s operating margin increased to 15.8% in the third quarter of 2002 from 12.5% in the third quarter of 2001. Income from Operations in the Coated Board business segment increased by $11.4 million, or 23.2%, to $60.6 million in the third quarter of 2002 from $49.2 million in the third quarter of 2001, while the operating margin increased to 19.1% in the third quarter of 2002 from 16.4% in the third quarter of 2001, primarily as a result of the factors described above. Income from Operations in the Containerboard business segment increased by $3.0 million, or 75.3%, to a loss of $1.0 million in the third quarter of 2002 from a loss of $4.0 million in the third quarter of 2001, while the operating margin increased to (4.5)% in the third quarter of 2002 from (19.1)% in the third quarter of 2001, primarily as a result of the factors described above.

Fluctuations in U.S. Currency Exchange Rates

The weakening of the U.S. dollar currency exchange rates as compared to the Euro and other European currencies and the Japanese Yen had a modest impact on Net Sales, Gross Profit, Income from Operations, and operating expenses during the third quarter of 2002.

Income Tax Expense

During the third quarter of 2002, the Company recognized an income tax expense of $2.2 million on Income (Loss) before Income Taxes of $18.7 million. During the third quarter of 2001, the Company recognized an income tax expense of $2.7 million on Income (Loss) before Income Taxes of $0.9 million. Income Tax Expense on income earned in the United States and some foreign countries for the third quarter of both 2001 and 2002 was fully offset by a reduction to valuation allowances recorded for those countries. Income Tax Expense for the third quarter of 2001 and 2002 primarily represents Income Tax Expense on income earned in other foreign countries where no valuation allowance is recorded. Since income earned in those foreign countries was lower for the third quarter of 2002 in comparison to the third quarter of 2001, Income Tax Expense was lower for the same period.

FIRST NINE MONTHS 2002 COMPARED WITH FIRST NINE MONTHS 2001

Net Sales

As a result of the factors described below, the Company’s Net Sales in the first nine months of 2002 increased by $36.9 million, or 3.9%, to $988.1 million from $951.2 million in the first nine months of 2001. Net Sales in the Coated Board business segment increased by $49.1 million, or 5.6%, to $928.6 million in the first nine months of 2002 from $879.5 million in the first nine months of 2001, due primarily to higher sales volume in North American beverage carton markets (resulting, in large part, from increased volumes under a multi-year agreement with a beer producer customer) and, to a lesser extent, higher sales volumes in worldwide consumer products markets and international beverage markets. Net Sales in the Containerboard business segment decreased by $12.2 million, or 17.1%, to $59.5 million in the first nine months of 2002 from $71.7 million in the first nine months of 2001, due to lower linerboard volumes resulting from the continued shift from linerboard production to value-added coated board production and lower containerboard pricing.

Gross Profit

As a result of the factors discussed below, the Company’s Gross Profit for the first nine months of 2002 increased by $26.9 million, or 13.6%, to $225.0 million from $198.1 million in the first nine months of 2001. The Company’s gross profit margin increased to 22.8% in the first nine months of 2002 from 20.8% in the first nine months of 2001. Gross Profit in the Coated Board business segment increased by $30.4 million, or 14.8%, to $235.4 million in the first nine months of 2002 from $205.0 million in the first nine months of 2001, while its gross profit margin increased to 25.3% in the first nine months of 2002 from 23.3% in the first nine months of 2001. The increase in Coated Board Gross Profit was due primarily to worldwide cost reductions as a result of savings gained from the Company’s TQS initiative, higher Net Sales, non-cash LIFO inventory valuation adjustments, and lower depreciation expense. Gross Profit in the Containerboard business segment decreased by $2.4 million, or 29.9%, to a loss of $10.4 million in the first nine months of 2002 from a loss of $8.0 million in the first nine months of 2001, while its gross profit margin decreased to (17.5)% in the first nine months of 2002 from (11.2)% in the first nine months of 2001. The decrease in Containerboard Gross Profit resulted principally from lower containerboard pricing somewhat offset by non-cash LIFO inventory valuation adjustments.

Selling, General and Administrative

Selling, General and Administrative expenses increased by $2.1 million, or 2.4%, to $93.2 million in the first nine months of 2002 from $91.1 million in the first nine months of 2001, due primarily to higher incentive expenses and pension costs somewhat offset by lower warehousing, rent and consulting expenses. As a percentage of Net Sales, Selling, General and Administrative expenses decreased from 9.6% in the first nine months of 2001 to 9.4% in the first nine months of 2002.

Research, Development and Engineering

Research, Development and Engineering expenses increased by $0.1 million, or 4.0%, to $3.7 million in the first nine months of 2002 from $3.6 million in the first nine months of 2001.

Other Expense, Net

Other Expense, Net, was $2.1 million in the first nine months of 2002 as compared to $15.6 million in the first nine months of 2001. This change was principally due to the cessation of goodwill amortization and a non-cash pension adjustment recorded in the first nine months of 2002 as well as non-recurring operating charges that were recorded in the first nine months of 2001 primarily relating to non-cash asset retirements and a litigation reserve.

Income from Operations

Primarily as a result of the factors discussed above, the Company’s Income from Operations in the first nine months of 2002 increased by $38.1 million, or 43.4%, to $126.0 million from $87.9 million in the first nine months of 2001, while the Company’s operating margin increased to 12.8% in the first nine months of 2002 from 9.2% in the first nine months of 2001. Income from Operations in the Coated Board business segment increased by $38.5 million, or 32.4%, to $157.0 million in the first nine months of 2002 from $118.5 million in the first nine months of 2001, while the operating margin increased to 16.9% in the first nine months of 2002 from 13.5% in the first nine months of 2001, primarily as a result of the factors described above. Income from Operations in the Containerboard business segment decreased by $3.6 million, or 35.1%, to a loss of $14.1 million in the first nine months of 2002 from a loss of $10.5 million in the first nine months of 2001, while the operating margin decreased to (23.8)% in the first nine months of 2002 from (14.6)% in the first nine months of 2001, primarily as a result of the factors described above.

Fluctuations in U.S. Currency Exchange Rates

The weakening of the U.S. dollar currency exchange rates as compared to the Euro and other European currencies had a modest impact on Net Sales, Gross Profit, Income from Operations, and operating expenses during the first nine months of 2002. However, the impact was somewhat offset by the strengthening of the U.S. dollar against the Japanese Yen.

INTEREST INCOME, INTEREST EXPENSE, INCOME TAX EXPENSE, EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT, AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE.

Interest Income

Interest Income increased by $0.5 million to $1.2 million in the first nine months of 2002 from $0.7 million in the first nine months of 2001 due primarily to interest earned on the temporary investment of the proceeds associated with the 2002 Term Loan Facility pursuant to a 30-day call notice period required under the indenture governing the 1996 Senior Notes.

Interest Expense

Interest Expense decreased by $7.1 million to $112.5 million in the first nine months of 2002 from $119.6 million in the first nine months of 2001 due primarily to lower average interest rates as a result of market interest rates as well as the second quarter 2002 refinancing, somewhat offset by the additional interest expense incurred on the 1996 Senior Notes during the 30-day call notice period required under such indenture.

Income Tax Expense

During the first nine months of 2002, the Company recognized an Income Tax Expense of $4.0 million on Income (Loss) before Income Taxes of $14.7 million. During the first nine months of 2001, the Company recognized an Income Tax Expense of $5.1 million on Income (Loss) before Income Taxes of $(31.0) million. Income Tax Expense on income earned in the United States and some foreign countries for the first nine months of 2002 differed from the statutory federal income tax rate due to a reduction to valuation allowances previously established on net operating loss carryforward tax assets recorded for those countries. For the first nine months of 2001, Income Tax Expense differed from the statutory federal income tax rate primarily because of valuation allowances established on net operating loss carryforward tax assets in the U.S. and certain international locations where the realization of such benefits is not more likely than not. Income Tax Expense for the first nine months of 2001 and 2002 primarily represents Income Tax Expense on income earned in other foreign countries where no valuation allowance is recorded. Since income earned in those foreign countries was lower for the first nine months of 2002 in comparison to the first nine months of 2001, Income Tax Expense was lower for the same period.

Extraordinary Loss on Early Extinguishment of Debt

On April 23, 2002, the Company borrowed $250 million pursuant to an amendment to its Senior Secured Credit Agreement. The proceeds were applied to redeem in full the 1996 Senior Notes. In addition, the Company borrowed approximately $12 million under its Revolving Facility to pay fees, costs and expenses related to the refinancing transaction. In the second quarter of 2002, the Company recorded a non-cash extraordinary charge to earnings of approximately $3.0 million, net of tax, related to the write-off of the remaining deferred debt issuance costs on the 1996 Senior Notes and an extraordinary charge of approximately $8.6 million, net of tax, related to the call premium paid upon redemption of the 1996 Senior Notes.

On August 10, 2001, the Company entered into the Senior Secured Credit Agreement. The proceeds of the initial borrowings under the Facilities of approximately $386 million, including $51 million in revolving credit borrowings, were applied to repay in full the outstanding borrowings under the Prior Term Loan Facility and the Prior Revolving Facility and to pay approximately $12 million of the $14 million of fees and expenses incurred in connection with the amendment and restatement of the Prior Credit Agreement. During the third quarter of 2001, the Company recorded a non-cash, extraordinary charge to earnings of approximately $6.0 million, net of tax of nil, related to the write-off of the applicable remaining deferred debt issuance costs on the Prior Term Loan Facility and the Prior Revolving Facility.

On June 21, 2001, the Company completed an offering of $250 million principal amount of the 2001 Notes, bearing interest at 10-5/8% annually. The net proceeds of this offering were applied to prepay a portion of the Term Loan Facility resulting in a non-cash, extraordinary charge to earnings of approximately $2.8 million, net of tax of nil, related to the write-off of the applicable portion of deferred debt issuance costs on the term loans.

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

Cash Flows

Cash and Equivalents decreased by approximately $1.3 million in the first nine months of 2002 primarily as a result of purchases of property, plant and equipment ($34.9 million) and the net cash used in financing activities ($15.1 million), somewhat offset by the net cash provided by operating activities ($52.4 million). Depreciation and amortization during the first nine months of 2002 totaled approximately $97.7 million, and is expected to be approximately $125 million to $135 million for the full year 2002.

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

As of September 30, 2002, the Company had outstanding approximately $1,516 million of long-term debt, consisting primarily of $400 million of the 1996 Senior Subordinated Notes, $250 million of the 1997 Notes, $250 million of the 2001 Notes, $584 million outstanding under the Term Loan Facility and $28 million under the Revolving Facility, and other debt issues and facilities.

On May 3, 2002, Riverwood Holding filed a Form S-1 registration statement with the Securities and Exchange Commission for the registration under the Securities Act of 1933 of $350 million of its common stock in a proposed initial public offering. There can be no assurance that the proposed initial public offering will be completed.

On May 30, 2002, Riverwood International commenced tender offers to purchase all of the outstanding 1997 Notes, 2001 Notes and 1996 Senior Subordinated Notes and made related consent solicitations for proposed amendments to eliminate substantially all of the restrictive covenants and a number of events of default and related provisions in the indentures for these notes. The consummation of each of the tender offers and related consent solicitations was conditioned upon Riverwood Holding’s consummation of the proposed initial public offering. On September 6, 2002, Riverwood International terminated the tender offers and the related consent solicitations as a result of equity market conditions affecting the timing of the proposed initial public offering.

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

The loans under the Facilities bear interest at floating rates based upon the interest rate option elected by the Company. The term loans under the Senior Secured Credit Agreement bore interest as of September 30, 2002 at an average rate per annum of 4.53%. The 1997 Notes, the 2001 Notes and the 1996 Senior Subordinated Notes bear interest at rates of 10-5/8%, 10-5/8% and 10-7/8%, respectively. The loans under the Revolving Facility bore interest as of September 30, 2002 at an average rate per annum of 4.73%.

Interest expense in 2002 is expected to be approximately $145 million to $150 million, including approximately $7 million of non-cash amortization of deferred debt issuance costs. During the first nine months of 2002, cash paid for interest was approximately $115.7 million.

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

The Company uses interest rate swap agreements to fix a portion of its variable rate term loans to a fixed rate in order to reduce the impact of interest rate changes on future income. The difference to be paid or received under these agreements is recognized as an adjustment to interest expense related to that debt. At September 30, 2002, the Company had interest rate swap agreements with a notional amount of $235 million, under which the Company will pay fixed rates of 2.96% to 4.75% and receive three-month LIBOR.

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

At September 30, 2002, the Company was in compliance with the financial covenants in the Senior Secured Credit Agreement. The Company’s ability to comply in future periods with the financial covenants in the Senior Secured Credit Agreement will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company’s control and will be substantially dependent on the selling prices for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business and profitability strategies (see “—Outlook”). If a violation of any of the covenants occurred, the Company would attempt to get a waiver or an amendment from its lenders, although no assurance can be given that the Company would be successful in this regard. The Senior Secured Credit Agreement and the indentures governing the 1996 Senior Subordinated Notes, 1997 Notes and 2001 Notes have covenants as well as certain cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions.

The Senior Secured Credit Agreement is secured by substantially all of the Company’s assets.

Capital Expenditures

Capital spending for the first nine months of 2002 was approximately $34.9 million, down 9.6% from $38.6 million in the first nine months of 2001. Capital spending during the first nine months of 2002 related primarily to improving the Company’s process capabilities, manufacturing packaging machinery and environmental cluster rules compliance. During the first nine months of 2002, the Company had capital spending of approximately $27.3 million for improving process capabilities, approximately $7.2 million for packaging machinery manufacturing and approximately $0.4 million for compliance with the cluster rules. Total capital spending for 2002 is expected to be between $55 million and $65 million, and is expected to relate principally to improving the Company’s process capabilities, the production of packaging machinery and environmental cluster rules compliance. The Company estimates that the capital spending that may be required to comply with the cluster rules could reach $55 million to be spent at its two U.S. paper mills over a seven-year period that began in 2000 (see “Environmental and Legal Matters”). As of September 30, 2002, the Company estimates that it has spent approximately one-third of that amount for such compliance.

Financing Sources and Cash Flows

The Revolving Facility matures on December 31, 2006. At September 30, 2002, the Company and its U.S. and international subsidiaries had the following amounts of commitments, amounts outstanding and amounts available under revolving credit facilities:

	Total Amount of	Total Amount	Total Amount
(In thousands of dollars)	Commitments	Outstanding	Available (A)

Revolving Facility	$300,000	$28,300	$271,058
International Facilities	16,011	7,133	8,878

	$316,011	$35,433	$279,936

Note:

(A)  In accordance with its debt agreements, the Company’s availability under its Revolving Facility as of September 30, 2002 has been reduced by the amount of standby letter of credits issued of approximately $0.6 million.

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

On January 1, 2001, the Company adopted SFAS No. 133 which requires all derivative instruments to be measured at fair value and recognized on the balance sheet as either assets or liabilities. In addition, all derivative instruments used in hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. Upon adoption of SFAS No. 133, the Company recognized a one-time after-tax transition adjustment to decrease earnings by approximately $0.5 million and decrease other comprehensive income by approximately $1.1 million. These amounts have been presented as a cumulative effect of change in accounting principle in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2001.

The following is a summary of the Company’s derivative instruments as of September 30, 2002 and the accounting policies it employs:

Hedges of Anticipated Cash Flows

The following is a reconciliation of current period changes in the fair value of the interest rate swap agreements, and foreign currency forward and option contracts which have been recorded as Accumulated Derivative Instruments Loss in the accompanying Condensed Consolidated Balance Sheets at September 30, 2002 and December 31, 2001 and as Derivative Instruments (Loss) Gain in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2002 and in the Consolidated Statement of Operations and Comprehensive (Loss) Income for the year ended December 31, 2001.

(In thousands of dollars)

SFAS No. 133 transition adjustment	$(1,094)
Reclassification to earnings	3,898
Current period decrease in fair value	(7,374)

Balance at December 31, 2001	(4,570)
Reclassification to earnings	4,737
Current period decrease in fair value	(3,601)

Balance at September 30, 2002	$(3,434)

At September 30, 2002, there was no material ineffective portion related to the changes in fair value of the interest rate swap agreements, or foreign currency forward and option contracts and there were no amounts excluded from the measure of effectiveness. During the second quarter of 2002, the Company de-designated certain of its foreign currency forward and option contracts due to such contracts no longer meeting the Company’s established effectiveness test. As a result, during the second quarter of 2002, the Company recognized a mark-to-market loss of approximately $1.8 million dollars in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income (Loss); had the foreign currency forward and option contracts not been de-designated, this approximate $1.8 million mark-to-market loss would have been deferred into Other Comprehensive Income (Loss) and would have been recognized in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) at the time the underlying hedged transaction was recognized. Included in Accumulated Derivative Instruments Loss in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2002, is a balance of approximately $0.1 million related to the foreign currency forward and option contracts that were de-designated in the second quarter of 2002 that will be recognized as income in its statement of operations at the time the underlying hedged transaction occurs.

The balance of $3.4 million recorded in Accumulated Derivative Instruments Loss at September 30, 2002 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in the related hedged exposure. The estimated amount to be reclassified into future earnings as interest expense over the next twelve months through September 30, 2003 is approximately $3.1 million. The actual amount that will be reclassified to future earnings over the next twelve months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings during the first nine months of 2002 in connection with forecasted transactions that were no longer considered probable of occurring.

The Company uses interest rate swap agreements to fix a portion of its variable rate Term Loan Facility to a fixed rate in order to reduce the impact of interest rate changes on future income. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense related to the debt. At September 30, 2002, the Company had interest rate swap agreements with a notional amount of $235 million, which expire on various dates through the year 2003, under which the Company will pay fixed rates of 2.96% to 4.75% and receive three-month LIBOR.

Derivatives not Designated as Hedges

The Company has foreign currency forward contracts used to hedge the exposure associated with foreign currency denominated receivables. These contracts are presently being marked-to-market through the income statement and will continue to be marked-to-market through the income statement.

The Company enters into fixed price natural gas contracts designed to effectively hedge prices for a substantial portion of its natural gas requirements at its two U.S. mills. The purpose of the fixed price natural gas contracts is to eliminate or reduce price risk with a focus on making cash flows more predictable. As of September 30, 2002, the Company had entered into contracts to hedge substantially all of its natural gas requirements for its two U.S. mills through September 30, 2003. The contract price and fair value of these natural gas contracts was approximately $19.7 million and $21.3 million, respectively. These contracts are not accounted for as derivative instruments under SFAS No. 133, as they qualify for the normal purchase exemption.

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

In 1998, the U.S. Environmental Protection Agency adopted regulations (generally referred to as the “cluster rules”) that mandate more stringent controls on air and water discharges from the United States pulp and paper mills. The Company estimates that the capital spending that may be required to comply with the cluster rules could reach $55 million to be spent at its two U.S. paper mills over a seven-year period that began in 2000. As of September 30, 2002, the Company estimates that it has spent approximately one-third of that amount for such compliance.

In late 1995, the Louisiana Department of Environmental Quality (“DEQ”) notified the Predecessor of potential liability for the remediation of hazardous substances at a wood treatment site in Shreveport, Louisiana that the Predecessor or its predecessors previously operated, and at a former oil refinery site in Caddo Parish, Louisiana which is on land that the Company previously owned. In response to these notices, the Company has provided additional information concerning these sites and has commenced its own evaluation of any claims and remediation liabilities for which it may be responsible. Subsequent to receipt in May 1996 of a Special Demand Letter from DEQ to remediate the site in Shreveport, the Company performed a soil and groundwater investigation at the site pursuant to an agreement with DEQ. In August 2001, the Company entered into a Cooperative Agreement for Remedial Action with DEQ and the landowners of the site, as well as a Mutual Release and Settlement Agreement with the landowners. Under the Cooperative Agreement, the Company developed a remedial design which included, among other things, removing contaminated soils, capping a portion of the site and future operations and maintenance, or O&M. If the Company fails to comply with the requirements of the cooperative agreement, including the prescribed time periods, the DEQ can impose stipulated penalties as specified in the cooperative agreement ranging from $250 to $1,000 per day of non-compliance. The Company has engaged a qualified contractor and expects completion of the work by the end of 2002. Total costs for the Shreveport remedial action are approximately $1.3 million. The Company has reached a settlement agreement with another responsible party that has already reimbursed the Company for certain past costs and will reimburse the Company for 50% of future costs incurred in connection with the remediation plan. To date, the Company has paid approximately $50,000 to the contractor. Costs could increase if, for example, there is an increase in the amount of contaminated soils found on site. In addition, for the initial five years, O&M costs are estimated to be approximately $0.1 million and groundwater monitoring costs are estimated to be approximately $0.1 million. The Company has not estimated O&M or groundwater monitoring costs beyond this initial five-year period because the extent of any such O&M or groundwater monitoring obligation is unknown. The Company has accrued $0.8 million for its approximate 50% share of the Shreveport remedial action.

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

Information Concerning Forward-Looking Statements

Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in “–Business Trends and Initiatives” concerning (a) the Company’s expectation regarding downtime during 2002, (b) the anticipated impact of CCE's non-renewal notification, (c) the improvements which the Company’s long-term initiatives, including, without limitation, its profit center reorganization and global restructuring program, are designed to achieve, (d) the Company’s expectation that capital expenditures will range from $55 million to $65 million in 2002, and (e) the Company’s expectation regarding packaging machinery placements; (ii) the statements in “–Outlook” concerning (a) the Company’s expectation that its 2002 EBITDA will exceed its 2001 EBITDA as well as each of the factors which the Company believes support such expectation, (b) the Company’s expectations regarding sales volumes in its worldwide beverage multiple packaging markets and continued growth in its North American consumer products packaging markets, (c) the Company’s expectation regarding containerboard sales and margins, and (d) the Company’s expectations regarding increased energy costs; (iii) the statements in “Financial Condition, Liquidity and Capital Resources” concerning (a) the Company’s expectation that depreciation and amortization for 2002 will be approximately $125 million to $135 million, (b) the Company’s expectation that 2002 interest expense will be approximately $145 million to $150 million, including approximately $7 million of non-cash amortization of deferred debt issuance costs, (c) the Company’s expectation that total capital spending for 2002 will range from $55 million to $65 million, (d) the Company’s belief that cash generated from operations, together with amounts available under available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs until the maturity of the Revolving Facility, and (e) the Company’s expectations with respect to capital spending that may be required to comply with the cluster rules and that, based on current knowledge, environmental costs are not expected to have a material impact on the results of operations, cash flows or financial condition of the Company, and (iv) other statements as to management’s or the Company’s expectations and beliefs presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Review of Form S-1 Registration Statement

The Form S-1 registration statement for the Company’s proposed initial public offering is being reviewed by the Staff of the SEC. Comments made by the Staff of the SEC on the Form S-1, including with respect to the two accounting matters described below, may require the Company to amend this quarterly report and reports previously filed with the SEC.

As previously disclosed, effective January 1, 2001, the Company consolidated into its financial statements the accounts of Rengo Riverwood Packaging, Ltd., the Company’s 50% owned Japanese joint venture. The Staff of the SEC has asked for a supplemental explanation for such consolidation. The Company determined that consolidation was appropriate by considering a number of factors, including the importance of the Company’s contribution to Rengo’s business strategy, operational direction and operational results.

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

In June 2001, the FASB issued SFAS No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, which was effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The adoption of SFAS No. 142 resulted in the discontinuation of amortization of goodwill recorded at December 31, 2001 of approximately $8 million annually. Intangible assets with a determinable life will continue to be amortized over that period. The Company adopted SFAS No. 142 on January 1, 2002 and upon implementation recorded a write-off of approximately $0.8 million related to patents to which no value was associated at June 30, 2002 which is reflected in Other Expense, Net in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the Nine Months Ended September 30, 2002. The following table shows Net Income (Loss) for the first nine months of 2002 and adjusted Net Income (Loss) for the first nine months of 2001 exclusive of goodwill amortization.

	Three Months Ended		Nine Months Ended

	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
(In thousands of dollars)	2002	2001	2002	2001

Net Income (Loss)	$16,549	$(7,782)	$(851)	$(45,388)
Plus: Amortization of Goodwill	—	1,935	—	5,805

Adjusted Net Income (Loss)	$16,549	$(5,847)	$(851)	$(39,583)

The following table shows Income (Loss) before Extraordinary Item and Cumulative Effect of a Change in Accounting Principle for the first nine months of 2002 and adjusted Income (Loss) before Extraordinary Item and Cumulative Effect of a Change in Accounting Principle for the first nine months of 2001 exclusive of goodwill amortization.

	Three Months Ended		Nine Months Ended

	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
(In thousands of dollars)	2002	2001	2002	2001

Income (Loss) before Extraordinary Item and Cumulative Effect of a Change in Accounting Principle	$16,549	$(1,828)	$10,658	$(36,165)
Plus: Amortization of Goodwill	—	1,935	—	5,805

Adjusted Income (Loss) before Extraordinary Item and Cumulative Effect of a Change in Accounting Principle	$16,549	$107	$10,658	$(30,360)

The following table displays the intangible assets that continue to be subject to amortization and aggregate amortization expense as well as intangible assets not subject to amortization as of September 30, 2002 and December 31, 2001:

	As of September 30, 2002

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Patents	$23,454	$9,102	$14,352
Licenses	3,598	1,154	2,444
Trademarks	39,640	12,856	26,784

	$66,692	$23,112	$43,580

Unamortized intangible assets:
Goodwill	$276,482	—	$276,482

	As of December 31, 2001

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Patents	$23,926	$7,986	$15,940
Licenses	3,598	997	2,601
Trademarks	39,624	11,370	28,254

	$67,148	$20,353	$46,795

Unamortized intangible assets:
Goodwill	$321,976	$45,494	$276,482

Amortization expense for intangible assets subject to amortization was approximately $2.8 million for the first nine months of 2002, and is expected to be approximately $4 million annually for the next five fiscal years.

In June 2001, the FASB issued SFAS No. 143 (“SFAS No. 143”), “Accounting for Asset Retirement Obligations”, which is effective January 1, 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company does not believe that the adoption of SFAS No. 143 will have a significant impact on its financial position and results of operations.

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

In April 2002, the FASB issued SFAS No. 145 (“SFAS No. 145”), “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.” This Statement rescinds SFAS No. 4 (“SFAS No. 4”), “Reporting Gains and Losses from Extinguishment of Debt” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 will be effective for fiscal 2003, which begins January 1, 2003. Management expects that the adoption of this statement will result in a reclassification of expenses from Extraordinary Loss on Early Extinguishment of Debt to Income from Operations of approximately $11.5 million and $8.7 million for the nine month period ended September 30, 2002 and the year ended December 31, 2001, respectively, associated with the rescission of SFAS No 4.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II, Item 7A, “Quantitative and Qualitative Disclosure about Market Risk”, in the Company’s Annual Report on Form 10-K for the fiscal period ended December 31, 2001. There have been no significant developments with respect to derivatives or exposure to market risk during the first nine months of 2002. See Note 6 in Notes to Condensed Consolidated Financial Statements.

ITEM 4.        CONTROLS AND PROCEDURES

(a)        Evaluation of disclosure controls and procedures. The Company’s chief executive officer and its chief financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 15d-14(c)) as of a date within 90 days prior to the filing of this quarterly report on Form 10-Q, have concluded that the Company’s disclosure controls and procedures are adequate and effective for the purposes set forth in the definition thereof in Exchange Act Rule 15d-14(c).

(b)        Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their most recent evaluation.

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

Filed on August 14, 2002 reporting certifications pursuant to the Securities and Exchange Commission’s Order of June 27, 2002 and certifications pursuant to 18 United States Code Section 1350.

Filed on August 30, 2002 reporting management change.

Filed on September 6, 2002 reporting termination of tender offers and consent solicitations for senior subordinated notes and senior notes.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVERWOOD HOLDING, INC.

(Registrant)

Date: November 13, 2002	By:
		/s/	Edward W. Stroetz Jr.

Edward W. Stroetz Jr. Secretary

Date: November 13, 2002	By:
		/s/	Daniel J. Blount

Daniel J. Blount Senior Vice President and Chief Financial Officer

CERTIFICATIONS

I, Stephen M. Humphrey, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Riverwood Holding, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ STEPHEN M. HUMPHREY

Stephen M. Humphrey President and Chief Executive Officer

CERTIFICATIONS

I, Daniel J. Blount, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Riverwood Holding, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ DANIEL J. BLOUNT

Daniel J. Blount Senior Vice President and Chief Financial Officer