Form 10-K/A
period 2001-12-31
RIVERWOOD HOLDING INC
filed 2003-04-14
CIK 886239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

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

Registrant’s telephone number, including area code:

c/o Riverwood International Corporation (770) 644-3000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☒  No [ ]

      As of March 1, 2002, there were 7,066,180 shares and 500,000 shares of the registrant’s Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), and Class B Common Stock, par value $0.01 per share (the “Class B Common Stock,” and together with the Class A Common Stock, “Holding Common Stock”), respectively, outstanding.

TABLE OF CONTENTS TO FORM 10-K/A

i

      As used in this Form 10-K/A, unless the context otherwise requires: “RIC” refers to the corporation formerly named Riverwood International Corporation; the “Predecessor” or the “Predecessor Company” refers to RIC and its subsidiaries in respect of periods prior to the Merger (as defined herein); the “Company” refers to the registrant, Riverwood Holding, Inc., a Delaware corporation (“Holding”) and its subsidiaries; “RIC Holding” refers to RIC Holding, Inc., a Delaware corporation, successor by merger to RIC and a wholly-owned subsidiary of Holding; and “Riverwood” refers to Riverwood International Corporation, a Delaware corporation formerly named Riverwood International USA, Inc. and a wholly-owned subsidiary of RIC Holding.

ii

EXPLANATORY NOTE

      The Company is, by means of this filing, restating its previously issued 2001 financial statements (including relevant schedules and exhibits) for the year ended December 31, 2001 to report its investment in Rengo Riverwood Packaging, Ltd. (“Rengo”) using the equity method and has included such restatement on this amended Form 10-K (see Note 27 of the Notes to Consolidated Financial Statements). Unaudited selected quarterly financial information for 2001 is also being restated by means of this filing. See “Selected Quarterly Financial Data (Unaudited)” in Consolidated Financial Statements.

      This amended Form 10-K does not purport to provide a general update or discussion of developments with respect to the Company subsequent to the original filing; such disclosures are contained in the Company’s subsequent filings with the SEC.

      The filing of this amended Form 10-K shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART I

ITEM 1.     BUSINESS

Overview

      The Company is a leading provider of paperboard packaging solutions and paperboard, either directly or through independent converters, to multinational beverage and consumer products companies, such as Anheuser-Busch Companies, Inc., Miller Brewing Company, numerous Coca-Cola and Pepsi bottling companies, Kraft Foods, Nestle, Unilever, and Mattel, Inc. In the United States, the Company is one of only two major manufacturers of coated unbleached kraft paperboard (“CUK Board”), which, together with white lined chip board production and our packaging machinery business, comprise our Coated Board business segment. CUK Board, which serves as the principal raw material for the Company’s packaging products, is a specialized high-quality grade of paperboard with superior strength characteristics and printability for high-resolution graphics that make it particularly well suited for a variety of packaging applications. The Company’s Coated Board business segment accounted for approximately 92% of the Company’s net sales for the year ended December 31, 2001. The Company also manufactures and sells linerboard, corrugating medium and kraft paper (collectively, “containerboard”) through its Containerboard business segment. The Company operates in four geographic areas: the United States, Central and South America, Europe and Asia-Pacific. For business segment and geographic area information for each of the last three fiscal years, see Note 24 to Notes to Consolidated Financial Statements.

      Holding, its wholly-owned subsidiary RIC Holding and the corporation formerly named CDRO Acquisition Corporation (“Acquisition Corp.”) were organized to acquire RIC. Holding, RIC Holding and Acquisition Corp. were incorporated in 1995 under the laws of the State of Delaware. On March 27, 1996, Holding, through its wholly-owned subsidiaries, acquired all of the outstanding shares of common stock of RIC. On such date, Acquisition Corp. was merged (the “Merger”) into RIC. RIC, as the surviving corporation in the Merger, became a wholly-owned subsidiary of RIC Holding. On March 28, 1996, RIC transferred substantially all of its properties and assets to Riverwood, other than the capital stock of Riverwood, and RIC was merged (the “Subsequent Merger”) into RIC Holding. Thereupon, Riverwood was renamed “Riverwood International Corporation.”

Coated Board

Overview

      In the Company’s Coated Board business segment, it produces CUK board at its mills, prints and cuts, or converts, the CUK board into cartons at the Company’s converting plants and manufactures packaging machines designed to package bottles and cans and non-beverage consumer products. The Company installs its packaging machines at customer plants under long-term leases and provides support, service and performance monitoring of the machines.

      The Company’s primary focus is the production and sale of CUK Board for use as multiple packaging beverage cartons (“carrierboard”) for beer, soft drinks and other beverages, and as consumer products packaging (“folding cartonboard”) for confectionary, frozen and dry foods, toys and other consumer products. The Company sells carrierboard under the brand name Aqua-Kote® and folding cartonboard under the brand names Pearl-Kote®, Omni-Kote®, Z-Flute® and Multiboard®.

      Beverage Multiple Packaging. The Company utilizes almost 90 percent of its carrierboard production in its integrated beverage business and sells the remainder in the open market to independent converters, including licensees of the Company’s proprietary carton designs, principally for use in the beverage packaging market. In its integrated beverage business, the Company provides integrated beverage packaging solutions that generally include each of the following elements: (i) the production of carrierboard, (ii) the printing and cutting, or conversion, of carrierboard into beverage cartons for use on packaging machines and (iii) the sale to customers of converted beverage cartons for use on proprietary packaging machines designed, manufactured and installed by the Company. As part of the Company’s integrated beverage business, particularly in its international operations, the Company’s carrierboard may be sold to and converted by joint ventures and licensees of the Company’s beverage carton designs who, in turn, sell converted beverage cartons to end-users for use on the Company’s proprietary packaging machines. The Company’s integrated beverage business also includes sales of Company produced and converted carrierboard to customers for use on third party packaging machines. In 2001, carrierboard accounted for approximately 65% of the Company’s total CUK Board shipments.

      Consumer Products Packaging. Historically, the Company produced and sold folding cartonboard principally in the open market to independent converters for use in folding cartons for packaging a variety of consumer products. The Company focuses on folding cartonboard applications for consumer products companies seeking the strength and printability of CUK Board. Historically, the consumer products packaging business has been of secondary importance to the Company, serving primarily as an outlet for excess CUK Board production. The Company has historically manufactured and leased packaging machines to consumer products companies both in the United States and internationally and has converted a portion of its cartonboard into cartons at its international converting plants. In January 2000, the Company adopted a new strategy for its consumer products packaging business and, as a first step, organized this business as a stand-alone operating unit to target non-beverage consumer products packaging markets where the Company has not historically competed and to improve the Company’s product mix and margins.

      Additionally, at its paper mill in Norrkoping, Sweden (the “Swedish Mill”), the Company manufactures white lined chip board (“WLC”), a coated 100% recycled paperboard grade used principally in European folding carton applications.

CUK Board Production

      The Company produces CUK Board at its West Monroe, Louisiana paper mill (the “West Monroe Mill”) and its Macon, Georgia paper mill (the “Macon Mill”). These mills have a current total combined annual production capacity of approximately 1.2 million tons of CUK Board.

      The Company’s total CUK Board production at its West Monroe Mill was approximately 657,000 tons during the year ended December 31, 2001. Total CUK Board production at its Macon Mill was approximately 454,000 tons of CUK Board during the year ended December 31, 2001.

      CUK Board is manufactured from pine and hardwood fibers and, in some cases, recycled fibers, such as old corrugated containers (“OCC”) and clippings from the Company’s converting operations. Virgin fiber is obtained in the form of wood chips or pulp wood acquired through open market purchases. These chips are chemically treated to form softwood and hardwood pulp, which are then blended (together, in some cases, with recycled fibers). In the case of carrierboard, a chemical is added to increase moisture resistance. The pulp is then processed through the mill’s paper machines, which consist of a paper-forming section, a press section (where water is removed by pressing the wet paperboard between rolls), a drying section and the coating section. Coating on CUK Board, principally a mixture of pigments, binding agents and water, provides a white, smooth finish, and is applied in multiple steps to achieve desired levels of brightness, smoothness and shade. After the CUK Board is coated, it is wound into rolls, which are then shipped to the Company’s converting plants or to outside converters.

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

      The Company’s U.S. converting plants are dedicated to converting carrierboard produced by the Company into beverage cartons. The Company continues to invest in its converting plants in order to improve their process capabilities. The Company’s international converting plants convert carrierboard and folding cartonboard produced by the Company, as well as paperboard supplied by outside producers, into cartons.

Proprietary Packaging Machinery and Carton Designs

      The Company employs a “pull through” marketing strategy in its beverage multiple packaging business, the key elements of which are (i) the design and manufacture of proprietary packaging machines, (ii) the installation of the machines at customer locations under multi-year machinery use arrangements and (iii) the development of proprietary beverage cartons with high-resolution graphics for use on those machines. The Company leases substantially all of its packaging machines to customers, typically under machinery use agreements with original terms of three to six years. Packaging machinery placements during 2001 decreased approximately 24 percent when compared to 2000. The Company expects packaging machinery placements for 2002 to be higher when compared to 2001 and be comparable to 2000 as a result of a 16 percent increase in packaging machinery orders in 2001 when compared to 2000. The Company has been and will continue to be selective in future packaging machinery placements to ensure appropriate returns.

      The Company’s packaging machines are designed to package Polyethylene Terephthalate (“PET”) bottles and glass bottles, cans and other primary beverage containers as well as non-beverage consumer products, using cartons designed by the Company, made from the Company’s CUK Board and converted into cartons by the Company, its joint venture partners or its licensees. In order to meet customer requirements, the Company has developed an extensive portfolio of packaging machines consisting of several principal machinery lines. The Company’s machines package cans and PET or glass bottles in a number of formats including baskets, clips, trays, wraps and fully enclosed cartons. These machines have packaging ranges from 2 to 36 cans per package and have the ability to package cans at speeds of up to 3,000 cans per minute. The Company’s consumer product packaging machines are designed to package cans or bottles in wraps or fully enclosed cartons. The Company also manufactures ancillary equipment, such as machines for dividing or turning packages and placing coupons in cartons.

      The Company designs cartons and designs, tests and manufactures prototype packaging machinery at its Product Development Center (the “PDC”) in Marietta, Georgia. At the PDC, the Company integrates carton and packaging machinery designs to create packaging solutions to meet customer needs. The Company manufactures and also designs packaging machinery for beverage multiple packaging and consumer products packaging applications at its principal U.S. manufacturing facility in Crosby, Minnesota and at a facility near Barcelona, Spain. By manufacturing packaging machinery in one U.S. and one European location, the Company expects to improve customer service, simplify its work processes and reduce costs.

Marketing and Distribution

      The Company markets its CUK Board and CUK Board-based products principally to multinational brewers, soft drink bottlers, food companies and other consumer products companies that use printed packaging for retail display, multiple packaging and shipment of their products. The Company also sells CUK Board in the open market to carrierboard and cartonboard converters. The Company markets CUK Board under the names Aqua-Kote®, Pearl-Kote® and Omni-Kote®. The Company reviews a customer’s credit history before extending credit to the customer of which the payment terms are generally 30 days domestically, but vary internationally according to local business practices.

      Beverage. In its beverage operations, the Company’s major customers for beverage cartons include Anheuser-Busch Companies, Inc., Miller Brewing Company, and numerous Coca-Cola and Pepsi bottling companies. The Company also sells carrierboard in the open market to independent converters, including licensees of the Company’s proprietary carton designs, for the manufacture of beverage cartons. During 2001, the Company had two customers, Anheuser-Busch Companies, Inc. and Miller Brewing Company, who represented approximately 13 percent and 11 percent respectively, of the Company’s net sales.

      Consumer Products Packaging. In its consumer products packaging operations, the Company sells substantially all of its folding cartonboard to numerous independent converters that convert the folding cartonboard into cartons for consumer products. The Company has established account relationships with a number of major independent converters. The terms of these arrangements may include certain limitations on the Company’s ability to raise the selling prices of its folding cartonboard.

      Distribution and Sales. Distribution of carrierboard and folding cartonboard is primarily accomplished through direct sales offices in the United States, Argentina, Australia, Brazil, Denmark, Germany, Hong Kong, Italy, Japan, Mexico, Singapore, Spain, Sweden, and the United Kingdom.

      Joint Ventures. The Company is a party to joint ventures with Rengo Company Limited and Danapak Holding A/S, in which it owns 50% and 60%, respectively, to market machinery-based packaging systems in Japan and Scandinavia, respectively. The joint ventures cover CUK Board supply, use of proprietary carton designs and marketing and distribution of packaging systems.

Energy and Raw Materials

      Energy, including natural gas, fuel oil and electricity, represents a significant portion of the Company’s manufacturing costs. Until recently, the Company’s results had not been significantly affected by the volatility of energy costs. The Company has entered into fixed price contracts designed to mitigate the impact of future energy cost increases through 2002, and will continue to evaluate its hedge position. The Company believes that higher energy costs will continue to negatively impact its results for 2002 but the negative impact is expected to be lower than in 2001. Since negotiated contracts and the market largely determine the pricing for the Company’s products, the Company is limited in its ability to pass through to its customers any energy or other cost increases that the Company may incur in the future.

      Pine pulpwood, hardwood and recycled fibers, including old corrugated containers, used in the manufacture of paperboard, and various chemicals used in the coating of CUK board, represent the largest components of the Company’s variable costs of CUK board and containerboard production. The cost of these materials is subject to market fluctuations caused by factors beyond the Company’s control. Old corrugated container pricing tends to be very volatile. With the October 1996 sale of the Company’s timberlands, the Company now relies on private landowners and the open market for all of its virgin and recycled fiber requirements, except for CUK board clippings from the Company’s converting operations. Under the terms of the sale of those timberlands, the Company and the buyer, Plum Creek Timber Company, L.P., entered into a 20-year supply agreement, with a 10-year renewal option, for the purchase by the Company, at market-based prices, of a majority of the West Monroe Mill’s requirements for pine pulpwood and residual chips, as well as a portion of the Company’s needs for hardwood pulpwood at the West Monroe Mill. An assignee of Plum Creek supplies residual chips to the Company pursuant to such supply agreement. The Company purchases the remainder of the wood fiber used in CUK Board production at the West Monroe Mill from other private landowners in this region. The Company believes that adequate supplies of open market timber currently are available to meet its fiber needs at the West Monroe Mill.

      The Macon Mill purchases most of its fiber requirements on the open market, and is a significant consumer of recycled fiber, primarily in the form of clippings from the Company’s domestic converting plants as well as OCC and other recycled fibers. The Company has not experienced any significant difficulties obtaining sufficient OCC or other recycled fibers for its Macon Mill operations, which it purchases in part from brokers located in the eastern United States. OCC pricing, however, tends to be very volatile since it is based largely on the demand for this fiber from recycled paper and containerboard mills. The Macon Mill purchases substantially all of its virgin pine and hardwood requirements from private landowners in central and southern Georgia. Because of the adequate supply and large concentration of private landowners in this area, the Company believes that adequate supplies of pine and hardwood timber currently are available to meet its fiber needs at the Macon Mill.

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

Competition

      There are only two major producers in the United States of CUK Board, the Company and MeadWestvaco Corporation (“MeadWestvaco”). The Company faces significant competition in its CUK Board business segment from MeadWestvaco. Like the Company, MeadWestvaco produces and converts CUK Board, designs and places packaging machinery with customers and sells CUK Board in the open market. The Company also faces competition from other manufacturers of packaging machinery.

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

      In the consumer product markets, the Company’s CUK Board competes principally with MeadWestvaco’s CUK Board, recycled clay-coated news (“CCN”) and solid bleached sulphate board (“SBS”) and, internationally, WLC and folding boxboard (“FBB”). Folding cartonboard grades compete based on price, strength and printability. CUK Board has generally been priced in a range that is higher than CCN and lower than SBS. CUK Board has slightly better tear strength characteristics than SBS and significantly better printability, tear strength and cross-direction stiffness than CCN. There are a large number of producers of paperboard for the folding cartonboard markets, which are subject to significant competitive and other business pressures.

Containerboard

      In the United States, the Company manufactures containerboard — linerboard, corrugating medium and kraft paper — which is sold in the open market. Corrugating medium is combined with linerboard to make corrugated containers. Kraft paper is used primarily to make grocery bags and sacks. The Company’s principal paper machines have the capacity to produce both linerboard and CUK Board. The Company has in the past used its CUK Board machines to produce linerboard and expects to continue to produce and sell linerboard to respond to changes in supply and demand in its businesses. The Company also continues to operate paper machines at the West Monroe Mill dedicated to the production of corrugating medium and kraft paper.

      In 2001, the Company shipped approximately 38,000 tons of linerboard from the Macon Mill and approximately 113,000 tons of corrugating medium, 36,000 tons of kraft bag paper and 52,000 tons of linerboard from its West Monroe Mill. In 2001, the Company also shipped approximately 16,000 tons of various other paperboard products reported as part of the Containerboard segment.

      The primary customers for the Company’s U.S. containerboard production are independent and integrated corrugated converters. The Company sells corrugating medium and linerboard through direct sales offices and agents in the United States. Outside of the United States, linerboard is primarily distributed through independent sales representatives.

      The Company’s Containerboard business segment operates within a highly fragmented industry. Most products within this industry are viewed as commodities; consequently, selling prices tend to be cyclical, being affected by economic activity and industry capacity.

      In addition to the Company’s U.S. Containerboard operations, the Company owned 50% of Igaras Papeis e Embalagens S.A. (“Igaras”), an integrated containerboard producer located in Brazil. On July 1, 2000, Igaras spun off the multiple packaging portion of its business into a newly formed company, of which the Company owned 50 percent. The Igaras multiple packaging operations convert predominantly carrierboard and cartonboard into cartons designed to meet customer specifications. In the Igaras beverage multiple packaging business, packaging machines capable of packaging plastic and glass bottles, cans and other primary containers are installed at beverage customer locations. Additionally, proprietary beverage cartons with high-resolution graphics are developed for use on those machines. On October 3, 2000, the Company, along with its joint venture partner, Cia Suzano de Papel e Celulose, completed the sale of the jointly-held subsidiary Igaras for approximately $510 million, including the assumption of $112 million of debt. The Company recognized a gain of $70.9 million in connection with the sale, and applied the sale proceeds to pay down debt. On October 12, 2000, the Company purchased the remaining 50 percent of the newly formed company for $12.5 million.

Seasonality

      The Company’s business is subject to moderate seasonality with demand for its products usually increasing in the spring and summer due to the seasonality of the worldwide beverage multiple packaging markets.

Working Capital

      The Company continues to focus on reducing working capital needs and increasing liquidity. The Company’s working capital needs arise primarily from maintaining a sufficient amount of inventories to meet the delivery requirements of the Company’s customers and its policy to extend credit to customers. The Company reviews a customer’s credit history before extending credit of which the payment terms are generally 30 days domestically, but vary internationally according to local business practices.

Research, Development and Engineering

      Research, development and engineering expenses were approximately $5.1 million, $4.6 million and $4.1 million in the years ended December 31, 2001, 2000 and 1999, and primarily related to packaging machines and new products.

Patents, Trademarks and Licenses

      The Company has a large patent portfolio, presently owning, controlling or holding rights to approximately 2,100 U.S. and foreign patents, with approximately 1,200 patent applications currently pending. The Company’s patents fall into two principal categories: packaging machinery and structural carton designs.

      Riverwood®, Aqua-Kote®, Pearl-Kote®, Omni-Kote®, Multiboard®, Fridge Vendor®, Z-Flute® and the Company’s logo are the Company’s pending or registered trademarks. The Company does not hold any material licenses.

      The Company has been a plaintiff in actions instituted on September 17, 1997 in the U.S. District Court for the Northern District of Georgia against MeadWestvaco, successor by merger to The Mead Corporation (“Mead”), and the R.A. Jones Co. Inc. (“R.A. Jones”) claiming infringement of the Company’s patents for its packaging machines. The patents in suit were found infringed but invalid by a jury in a trial against R.A. Jones in August 2001. This finding of invalidity has been appealed to the Court of Appeals for The Federal Circuit. The suit against MeadWestvaco was dismissed by mutual agreement pending the outcome of the appeal of the decision in the case against R.A. Jones.

Employees and Labor Relations

      As of December 31, 2001, the Company had approximately 4,100 employees worldwide (excluding employees of joint ventures), approximately 3,000 of whom were members of unions and covered by collective bargaining agreements.

      There are four unions representing the Company’s U.S. employees, one of which, the Paper, Allied-Industrial, Chemical & Energy Workers International Union — AFL-CIO, CLC, is associated with the West Monroe Mill and converting facility where it represents approximately 1,300 employees, and the Macon Mill where it represents approximately 300 of the 400 union employees.

      At the Company’s Macon Mill, the current union contract was negotiated and ratified by the union in the second quarter of 1998 and runs through December 31, 2003. Also at the Macon Mill, the International Association of Machinists and Aerospace Workers, and the Brotherhood of Electrical Workers represent certain maintenance employees.

      The current union contract covering the West Monroe Mill was negotiated and ratified by the union in February 1997 and covers the six-year period from March 1, 1997 to February 28, 2003. The contract covering employees at the adjacent converting plants was negotiated and ratified by the union in 2000 and covers the five-year period from September 1, 2000 through August 31, 2005.

      The Company’s other U.S. converting plants, other than its converting facility in Perry, Georgia, are represented by unions. The Clinton, Mississippi converting plant contract was negotiated and ratified by the union in January 1997 and covers the six-year period from February 1, 1997 through January 31, 2003. The Cincinnati, Ohio converting plant completed negotiations for a new five year labor agreement effective from February 1, 2001 through January 31, 2006. The Fort Atkinson, Wisconsin converting plant four year labor agreement was negotiated in 1998 with the Graphic Communication Workers and the International Association of Machinists for the period of September 9, 1998 through September 9, 2002 and September 30, 1998 through September 30, 2002, respectively.

      The Company’s international employees are represented by unions in Brazil, France, Spain, Sweden and the United Kingdom.

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

      The federal Clean Air Act imposes stringent limits on air emissions, establishes a federal permit program (Title V) and provides for civil and criminal enforcement sanctions. In response to these requirements, in the early 1990’s the Company switched from solvent-based to water-based inks and varnishes at its converting operations in order to reduce and meet requirements with respect to emissions of volatile organic compounds.

Where necessary, the Company’s plants have received or submitted an application to the appropriate permitting authority for a Title V permit.

      The federal Clean Water Act establishes a system of minimum national effluent standards for each industry, water quality standards for the nation’s waterways and a permit program that provides discharge limitations. It also regulates releases and spills of oil and toxic chemicals and wastewater and stormwater discharges. The Company’s mill in West Monroe, Louisiana is the only one of its facilities that is a direct discharger to a water body and a permit currently covers its discharges to the Ouachita River. The Company’s other operations discharge to publicly owned treatment works and are subject to pretreatment requirements and limitations.

      The federal Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, establishes liability for waste generators, current and former site owners and operators and others in connection with releases of hazardous materials. The Company has been, and in the future may again be, identified as a potentially responsible party at sites under CERCLA and similar state laws.

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

      In late 1995, the Louisiana Department of Environmental Quality (“DEQ”) notified the Predecessor of potential liability for the remediation of hazardous substances at a wood treatment site in Shreveport, Louisiana that the Predecessor or its predecessors previously operated, and at a former oil refinery site in Caddo Parish, Louisiana which is on land that the Company previously owned. In response to these notices, the Company has provided additional information concerning these sites and has commenced its own evaluation of any claims and remediation liabilities for which it may be responsible. Subsequent to receipt in May 1996 of a Special Demand Letter from DEQ to remediate the site in Shreveport, the Company performed a soil and groundwater investigation at the site pursuant to an agreement with DEQ. In August 2001, the Company entered into a Cooperative Agreement for Remedial Action with DEQ and the landowners of the site, as well as a Mutual Release and Settlement Agreement with the landowners. Under the Cooperative Agreement, the Company will develop the remedial design and carry out the specified remediation at the site, which will include, among other things, removing contaminated soils, capping a portion of the site and future operations and maintenance, or O&M. If the Company fails to comply with the requirements of the Cooperative Agreement, including the prescribed time periods, the DEQ can impose stipulated penalties as specified in the Cooperative Agreement ranging from $250 to $1,000 per day of non-compliance. The Company has engaged a qualified contractor and expect completion of work by the end of 2002. Total costs for the Shreveport remedial action are approximately $1.3 million, of which approximately $0.8 million remain to be paid. These costs could increase if, for example, there is an increase in the amount of contaminated soils found on site. In addition, for the initial five years, O&M costs are estimated to be approximately $0.1 million and groundwater monitoring costs are estimated to be approximately $0.1 million. The Company has not estimated O&M or groundwater monitoring cost beyond this initial five-year period because the extent of any such O&M or groundwater monitoring obligation is unknown. In addition, the Company has reached a settlement agreement with another potentially responsible party that provides the Company with reimbursement of certain past costs and certain future costs incurred in connection with the remediation plan.

      In September 1996, the Company received a Special Demand Letter from DEQ to remediate the site in Caddo Parish. The Company performed a waste inventory and treatability study at the site and subsequently met with DEQ in October 1999. On July 6, 2000, the Company and DEQ entered into a Settlement Agreement that describes in detail the remedial actions necessary for the Company to obtain full release of all future liability at this site. The Company has contracted with a vendor to perform the remedial actions as outlined in the Settlement Agreement and the work is currently proceeding. The remedial action requires, among other things, the neutralization, stabilization and consolidation of sludges and soils at this site, the capping of the consolidated materials, the establishment of a vegetative cover and five years of post-closure care of the capped area. The lump sum contract price with the contractor is approximately $1.6 million, of which we have already paid approximately $1.1 million. The Company no longer owns the site since transferring the property to another entity on October 22, 2000. The Company anticipates the remedial actions outlined in the Settlement Agreement will be completed during the second quarter of 2002 and, at that time, expects to be relieved of any future liability.

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

Manufacturing Facilities

      A listing of the major plants and properties owned, or leased, and operated by the Company is set forth below. The Company’s buildings are adequate and suitable for the business of the Company. The Company also leases certain facilities, warehouses and office space throughout the United States and in foreign countries.

	Approx. No. of
	Sq. Feet of	Principal Products Manufactured
Type of Facility and Location(1)	Floor Space	Or Use of Facility

Paperboard Mills:
West Monroe, LA	1,535,000	CUK Board; linerboard; corrugating medium; kraft paper
Macon, GA	756,000	CUK Board; linerboard
Norrköping, Sweden	417,000	White lined chip board

Converting Plants:
West Monroe, LA (2 plants)	621,000	Beverage carriers
Cincinnati, OH	241,800	Beverage carriers
Clinton, MS	210,000	Beverage carriers
Perry, GA(2)	130,000	Beverage carriers
Ft. Atkinson, WI	120,000	Beverage carriers
Bristol, Avon, United Kingdom	428,000	Beverage carriers; folding cartons
Igualada, Barcelona, Spain	131,000	Beverage carriers; folding cartons
Beauvois en Cambresis, France	70,000	Folding cartons
Le Pont de Claix, France	120,000	Folding cartons
Jundiai, Sao Paulo, Brazil	95,216	Beverage carriers; folding cartons

Packaging Machinery/ Other:
Crosby, MN	188,000	Packaging machinery engineering design and manufacturing
Marietta, GA	64,000	PDC — Research and development; packaging machinery engineering design and carton engineering design
Igualada, Barcelona, Spain	22,400	Packaging machinery engineering design and manufacturing
Kennesaw, GA	62,500	Development and small scale manufacturing facility for Z-Flute® product

(1)	The Company leases the facilities in Marietta, Georgia (3 facilities; leases expire on January 30, 2003, April 30, 2003 and April 30, 2003); Kennesaw, Georgia (lease expires on June 30, 2006); Clinton, Mississippi (part only; lease renewable annually); Beauvois en Cambresis, France (lease expires on December 31, 2006); Le Pont de Claix, France (lease expires on May 1, 2003); and Igualada, Barcelona, Spain (2 facilities; leases expire on May 1, 2004 and October 18, 2010). Generally, leases are subject to extension on renewal at the option of the parties to the lease agreement. The Company owns all other facilities listed.

(2)	The facility located in Perry, Georgia is leased from the Middle Georgia Regional Development Authority in consideration of the issuance of industrial development bonds by such entity.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is a party to a number of lawsuits arising out of the ordinary conduct of its business. While there can be no assurance as to their ultimate outcome, the Company does not believe that these lawsuits will have a material impact on the results of operations, cash flows or financial condition of the Company.

      The Company has been a plaintiff in actions instituted on September 17, 1997 in the U.S. District Court for the Northern District of Georgia against MeadWestvaco, successor by merger to Mead, and R.A. Jones claiming infringement of the Company’s patents for its packaging machines. The patents in suit were found infringed but invalid by a jury in a trial against R.A. Jones in August 2001. This finding of invalidity has been appealed to the Court of Appeals for The Federal Circuit. The suit against MeadWestvaco was dismissed by mutual agreement pending the outcome of the appeal of the decision in the case against R.A. Jones.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of 2001, there were no matters submitted to a vote of security holders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      There is no established public trading market for the Class A Common Stock or Class B Common Stock of the Company. The shares of Class A Common Stock and Class B Common Stock were held of record by 52 stockholders and one stockholder, respectively, at December 31, 2001. The Company did not pay any dividends on either class of Common Stock during 2001, 2000, 1999, 1998 or 1997. The Company’s debt instruments restrict the ability of the Company to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — Covenant Restrictions.”

ITEM 6.  SELECTED FIVE-YEAR FINANCIAL DATA

	As Restated
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
(In thousands of dollars)	2001	2000	1999	1998	1997

OPERATIONS
Net Sales(a)(i)	$1,201,613	$1,192,362	$1,174,665	$1,196,221	$1,207,615
Income from Operations(d)(g)(i)	94,931	220,489	120,463	27,678	6,912
(Loss) Income before Extraordinary Item and Cumulative Effect of a Change in Accounting Principle(d)(g)(i)	(68,669)	40,399	(54,671)	(140,304)	(146,957)
Net (Loss) Income(b)(c)(d)(g)(h)(i)	(77,892)	38,282	(54,671)	(140,304)	(152,473)
FINANCIAL POSITION
(as of period end)
Total Assets(g)(i)	$2,020,601	$2,121,357	$2,363,142	$2,417,601	$2,606,185
Long-Term Debt, less current portion(g)	1,523,082	1,516,881	1,730,898	1,680,415	1,712,944
Redeemable Common Stock	8,061	8,061	7,202	6,205	6,045
Shareholders’ Equity(i)	216,220	303,962	279,648	336,769	479,434
ADDITIONAL DATA
Additions to Property, Plant and Equipment(e)(i)	$57,297	$62,062	$66,018	$48,551	$142,314
Research, Development and Engineering Expense	5,111	4,554	4,078	5,570	5,171
Credit Agreement EBITDA(f)(i)	264,005	300,034	273,475	203,458	165,927

      The table below sets forth a reconciliation of Income from Operations to Credit Agreement EBITDA.

	As
	Restated
	2001	2000	1999	1998	1997

	(In Thousands of Dollars)
Reconciliation of Income from Operations to Credit Agreement EBITDA
Income from Operations(i)	$94,931	$220,489	$120,463	$27,678	$6,912
Add: Depreciation and amortization(i)	137,143	143,541	142,597	146,515	137,384
Dividends from equity investments	710	5,083	4,515	6,963	5,228
Other non-cash charges(j)	31,221	(69,079)	5,900	22,302	16,403

Credit Agreement EBITDA(f)(i)	$264,005	$300,034	$273,475	$203,458	$165,927

Notes:

(a)	The Company has reclassified the presentation of prior period Net Sales and Cost of Sales information to conform with the current presentation format and Emerging Issues Task Force 00-10, “Accounting for Shipping and Handling Fees and Costs”. Shipping and handling costs totaled $64.9 million in 2001, $63.7 million in 2000, $62.0 million in 1999, $60.7 million in 1998 and $68.8 million in 1997. See Note 2 in Notes to Consolidated Financial Statements.

(b)	Net (Loss) Income for the years ended December 31, 2001, 2000 and 1997 included an Extraordinary Loss on Early Extinguishment of Debt of $8.7 million, $2.1 million, and $2.5 million, respectively, net of applicable tax (see Note 20 in Notes to Consolidated Financial Statements).

(c)	Net (Loss) Income for the year ended December 31, 1997 included a charge of $3.1 million, net of tax, for the cumulative effect of a change in accounting for computer systems development project costs.

(d)	Net (Loss) Income for the years ended December 31, 2000 and 1998 included a (credit) charge for the global restructuring program, which is focused in the Company’s European operations, of $(2.6) million and of $25.6 million, respectively (see Note 23 in Notes to Consolidated Financial Statements).

(e)	Includes amounts invested in packaging machinery and capitalized interest.

(f)	Credit Agreement EBITDA is defined as consolidated net income (exclusive of non-cash charges resulting from purchase accounting during the periods subsequent to the Merger) before consolidated interest expense, consolidated income taxes, consolidated depreciation and amortization, and other non-cash charges deducted in determining consolidated net income, extraordinary items and the cumulative effect of accounting changes and earnings of, but including dividends from, non-controlled affiliates. The Company believes that Credit Agreement EBITDA provides useful information regarding the Company’s debt service ability, but should not be considered in isolation or as a substitute for the Consolidated Statements of Operations or cash flow data. The Company’s Credit Agreement definition of EBITDA may not be comparable to other companies’ definitions of EBITDA as it is calculated based on the definition of EBITDA as defined in the 2001 Senior Secured Credit Agreement.

(g)	On October 3, 2000, the Company, along with its joint venture partner, completed the sale of the jointly-held subsidiary Igaras for approximately $510 million, including the assumption of $112 million of debt. The Company recognized a gain of approximately $70.9 million in connection with the sale (see Note 6 in Notes to Consolidated Financial Statements).

(h)	Net (Loss) Income for the year ended December 31, 2001 included a charge of $0.5 million, net of tax for the cumulative effect of a change in accounting principle for derivatives.

(i)	The Company has restated its previously issued 2001 financial statements to report its investment in Rengo using the equity method (see Note 27 in Notes to the Consolidated Financial Statements).

(j)	Other non-cash charges include non-cash charges for last-in, first-out (“LIFO”) accounting, pension, postretirement and postemployment benefits, and amortization of premiums on hedging contracts deducted in determining net income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      In connection with the Merger, the Company entered into a credit agreement that provided for senior secured credit facilities consisting of a term loan facility and a $400 million revolving credit facility. Such credit agreement, term loan facility and revolving facility, as in effect prior to the August 10, 2001 amendment and restatement discussed below, are referred to herein as the “Credit Agreement”, the “Term Loan Facility” and the “Revolving Facility”, respectively. In addition, Riverwood International Machinery, Inc., a wholly-owned subsidiary of Riverwood, entered into a credit agreement providing for a $140 million secured revolving credit facility (the “Machinery Facility”) for the purpose of financing or refinancing packaging machinery. In connection with the Merger, the Company also completed an offering of $250 million aggregate principal amount of 10 1/4 percent Senior Notes due 2006 (the “1996 Senior Notes”) and $400 million aggregate principal amount of 10 7/8 percent Senior Subordinated Notes due 2008 (the “1996 Senior Subordinated Notes” and together with the 1996 Senior Notes, the “1996 Notes”).

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

      On August 10, 2001, the Company entered into an amendment and restatement of the Credit Agreement (the “2001 Senior Secured Credit Agreement”) with certain lenders providing for senior secured credit facilities with aggregate commitments not to exceed $635 million (the “2001 Facilities”), including a $335 million term loan facility (the “2001 Term Loan Facility”) and a $300 million revolving credit facility

(the “2001 Revolving Facility”). The proceeds of the initial borrowings under the 2001 Facilities of approximately $386.0 million, including $51.0 million in revolving credit borrowings, were applied to repay in full the outstanding borrowings under the Term Loan Facility and the Revolving Facility and to pay approximately $12 million of the $14 million of fees and expenses incurred in connection with the amendment and restatement of the Credit Agreement. During the third quarter of 2001, the Company recorded a non-cash, extraordinary charge to earnings of approximately $6.0 million, net of tax of nil, related to the write-off of the applicable remaining deferred debt issuance costs on the Term Loan Facility and the Revolving Facility.

General

      The Company reports its results in two business segments: Coated Board and Containerboard. The Coated Board business segment includes (i) the production and sale of coated unbleached kraft paperboard (“CUK Board”) for packaging cartons from the paper mills in Macon, Georgia (the “Macon Mill”) and in West Monroe, Louisiana (the “West Monroe Mill”) and white lined chip board (“WLC”) at its paper mill in Norrköping, Sweden (the “Swedish Mill”); (ii) converting operations facilities in the United States, Europe and Brazil; and (iii) the design, manufacture and installation of packaging machinery related to the assembly of beverage cartons. The Containerboard business segment includes the production and sale of linerboard, corrugating medium and kraft paper from paperboard mills in the United States.

      The table below sets forth Net Sales, Income from Operations, and Credit Agreement EBITDA. Credit Agreement EBITDA is defined as consolidated net income (exclusive of non-cash charges resulting from purchase accounting during the periods subsequent to the Merger) before consolidated interest expense, consolidated income taxes, consolidated depreciation and amortization, and other non-cash charges deducted in determining consolidated net income, extraordinary items and the cumulative effect of accounting changes and earnings of, but including dividends from, non-controlled affiliates. The Company believes that Credit Agreement EBITDA provides useful information regarding the Company’s debt service ability, but should not be considered in isolation or as a substitute for the Consolidated Statements of Operations or cash flow data. The Company’s Credit Agreement definition of EBITDA may not be comparable to other companies’ definitions of EBITDA as it is calculated based on the definition of EBITDA as defined in the 2001 Senior Secured Credit Agreement.

	As Restated
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(In thousands of dollars)	2001	2000	1999

Net Sales (Segment Data)(B):
Coated Board(B)	$1,107,937	$1,065,813	$1,062,671
Containerboard	93,676	126,549	111,994

Net Sales(B)	$1,201,613	$1,192,362	$1,174,665

Income from Operations (Segment Data)(B):
Coated Board(B)	$139,808	$161,372	$151,453
Containerboard	(19,366)	5,183	(10,235)
Corporate and Eliminations	(25,511)	53,934	(20,755)

Income from Operations(B)	$94,931	$220,489	$120,463

Credit Agreement EBITDA (Segment Data)(A)(B):
Coated Board(A)(B)	$276,181	$286,039	$269,509
Containerboard	(986)	20,518	7,000
Corporate and Eliminations(A)	(11,190)	(6,523)	(3,034)

Credit Agreement EBITDA(A)(B)	$264,005	$300,034	$273,475

      The table below sets forth a reconciliation of Income from Operations to Credit Agreement EBITDA.

	As Restated
	2001	2000	1999

	(In thousands of dollars)
Reconciliation of Income from Operations to Credit Agreement EBITDA
Income from Operations(B)	$94,931	$220,489	$120,463
Add: Depreciation and amortization(B)	137,143	143,541	142,597
Dividends from equity investments	710	5,083	4,515
Other non-cash charges	31,221	(69,079)	5,900

Credit Agreement EBITDA(B)	$264,005	$300,034	$273,475

Notes:

(A)	Credit Agreement EBITDA is calculated based on the definitions of EBITDA contained in the Company’s Senior Secured Credit Agreement. Credit Agreement EBITDA is defined as consolidated net income (exclusive of non-cash charges resulting from purchase accounting during the periods subsequent to the Merger) before consolidated interest expense, consolidated income taxes, consolidated depreciation and amortization, and other non-cash charges deducted in determining consolidated net income, extraordinary items and the cumulative effect of accounting changes and earnings of, but including dividends from, non-controlled affiliates. The Company believes that Credit Agreement EBITDA provides useful information regarding the Company’s ability to service debt, but should not be considered in isolation or as a substitute for the Consolidated Statements of Operations or cash flow data. The Company’s Credit Agreement definition of EBITDA may not be comparable to other companies’ definitions of EBITDA.

(B)	The Company has restated its previously issued 2001 financial statements to report its investment in Rengo using the equity method (see Note 27 in Notes to the Consolidated Financial Statements).

Business Trends and Initiatives

      The Company’s cash flow from operations and Credit Agreement EBITDA are influenced by sales volume and selling prices for its products and raw material and energy costs, and are affected by a number of significant business, economic and competitive factors. Many of these factors are not within the Company’s control. Historically, in the Coated Board business segment, the Company has experienced stable pricing for its integrated beverage carton products, and moderate cyclical pricing for its folding cartonboard, which is principally sold in the open market. The Company’s folding cartonboard sales are affected by competition from competitors’ CUK Board and other substrates — solid bleached sulfate (“SBS”), recycled clay coated news (“CCN”) and, internationally, WLC — as well as by general market conditions.

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

      The Company is pursuing a number of long-term initiatives designed to improve productivity and profitability while continuing to implement its Coated Board business strategy. The Company realigned its business into commercially-focused operating units, implemented a global restructuring program (see below), implemented a number of cost saving measures and effected several management changes. The Company is continuing to implement a global Total Quality Systems (“TQS”) initiative which uses statistical process control to help design and manage all types of activities including production and maintenance.

      In addition, the Company is continuing to implement a strategy focused on the expansion into the high-growth segments of the global consumer packaged goods sector. The Company is targeting segments of the non-beverage consumer products packaging market where it intends to capitalize on its expertise in beverage multiple packaging.

      The Company expects capital expenditures will range from $65 million to $80 million in 2002 as the Company invests to improve its process capabilities, in packaging machinery, and to comply with environmental cluster rules (see “— Environmental and Legal Matters”). The Company continues to evaluate its current operations and assets with a view to rationalizing its operations and improving profitability, in particular with respect to its international converting assets and strategy. As part of this effort, the Company initiated a $25.6 million global restructuring program in the fourth quarter of 1998 aimed at achieving annualized savings and cost avoidance of approximately $20 million when fully implemented. The global restructuring program is focused in the Company’s European operations. The Company completed the restructuring activities during 2001 (see “— Financial Condition, Liquidity and Capital Resources — Restructuring Activities”). Finally, the Company is continuing to focus on reducing working capital and increasing liquidity.

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

Outlook

      The Company expects that its 2002 full year Credit Agreement EBITDA will exceed its 2001 Credit Agreement EBITDA, although no assurance can be given in this regard. The achievement of this expectation is dependent upon (among other things) a number of profit improvement initiatives, including increasing worldwide beverage and North American consumer product sales volumes above 2001 levels, improving U.S. mill throughput, continued cost savings from other actions taken to date and stable pricing for the Company’s products. In 2002, the Company expects sales volume increases in its worldwide beverage markets, and continued growth in its North American consumer product markets. The Company expects containerboard sales and margins to be negatively affected in 2002 due to the negative market pressures on containerboard pricing and sales volumes. The Company believes that energy costs will continue to negatively impact its results for 2002 but the negative impact is expected to be lower than in 2001.

AS RESTATED 2001 COMPARED WITH 2000

RESULTS OF OPERATIONS

      The following discussion of the Company’s results of operations is based upon the years ended December 31, 2001 (as restated) and 2000. The Company has reclassified the presentation of prior period Net Sales and Cost of Sales information to conform with the current presentation format and Emerging Issues Task Force 00-10, “Accounting for Shipping and Handling Fees and Costs”. Shipping and handling costs totaled $64.9 million in 2001 and $63.7 million in 2000.

      The Company has restated its previously issued 2001 financial statements to report its investment in Rengo using the equity method (see Note 27 in Notes to the Consolidated Financial Statements).

		% Increase
	As Restated	(Decrease)
	Year Ended	From	Year Ended
	December 31,	Prior	December 31,
(In thousands of dollars)	2001	Period	2000

Net Sales (Segment Data):
Coated Board	$1,107,937	4.0%	$1,065,813
Containerboard	93,676	(26.0)	126,549

Net Sales	1,201,613	0.8	1,192,362
Cost of Sales	966,236	4.6	923,851

Gross Profit	235,377	(12.3)	268,511
Selling, General and Administrative	116,510	3.8	112,200
Research, Development and Engineering	5,111	12.2	4,554
Restructuring Credit	—	NM	(2,600)
Gain on Sale of Investment	—	NM	(70,863)
Other Expense, Net	18,825	297.9	4,731

Income from Operations	$94,931	(57.0)%	$220,489

Income from Operations (Segment Data):
Coated Board	$139,808	(13.4)%	$161,372
Containerboard	(19,366)	(100.0)	5,183
Corporate and Eliminations	(25,511)	(100.0)	53,934

Income from Operations	$94,931	(57.0)%	$220,489

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

	As
	Restated

(In thousands of tons)	2001	2000

Coated Board	1,007.6	965.4
Swedish Mill	150.4	150.4
Containerboard	255.3	319.4

	1,413.3	1,435.2

Net Sales

      As a result of the factors described below, the Company’s Net Sales in 2001 increased by $9.2 million, or 0.8 percent, compared with 2000. Net Sales in the Coated Board business segment increased by $42.1 million in 2001, or 4.0 percent, to $1,107.9 million from $1,065.8 million in 2000, due primarily to higher sales volume in North American beverage carton markets and North American consumer product markets. These increases were somewhat offset by lower sales volumes in international consumer product markets, lower sales volumes in Brazil and the negative impact of foreign currency exchange rates. Net Sales in the Containerboard business segment decreased $32.8 million, or 26.0 percent, to $93.7 million in 2001 from $126.5 million in 2000, due principally to lower volumes and pricing.

Gross Profit

      As a result of the factors discussed below, the Company’s Gross Profit for 2001 decreased by $33.1 million, or 12.3 percent, to $235.4 million from $268.5 million in 2000. The Company’s gross profit margin decreased to 19.6 percent in 2001 from 22.5 percent in 2000. Gross Profit in the Coated Board business segment decreased by $5.2 million, or 2.8 percent, to $250.0 million in 2001 from $255.2 million in 2000, while its gross profit margin decreased to 22.6 percent in 2001 from 23.9 percent in 2000. The decrease in Coated Board Gross Profit was due primarily to increased energy costs and last-in, first-out inventory valuation adjustments somewhat offset by worldwide cost reductions, higher Net Sales and lower depreciation expense. Gross Profit in the Containerboard business segment decreased by $23.8 million to a loss of $15.7 million in 2001 from a profit of $8.1 million in 2000, while its gross profit margin decreased to (16.8) percent in 2001 from 6.4 percent in 2000. The decrease in Containerboard Gross Profit resulted principally from lower volumes and pricing.

Selling, General and Administrative

      Selling, General and Administrative expenses increased by $4.3 million, or 3.8 percent, to $116.5 million in 2001 from $112.2 million in 2000, due primarily to higher warehousing expenses recorded in 2001. As a percentage of Net Sales, Selling, General and Administrative expenses increased from 9.4 percent in 2000 to 9.7 percent in 2001.

Research, Development and Engineering

      Research, Development and Engineering expenses increased by $0.5 million, or 12.2 percent, to $5.1 million in 2001 from $4.6 million in 2000, due primarily to higher research and development investing relating to the Company’s new product Z-Flute(R), packaging machinery and the Swedish Mill.

Restructuring Credit

      During 2000, the Company substantially completed the 1998 restructuring plan that related primarily to the restructuring of its European operations, primarily the ongoing rationalization of its international folding carton converting operations (see “— Restructuring Activities”). The Company reduced the restructuring reserve by $4.8 million. In addition, $2.2 million of new restructuring activities aligned with the overall objectives of the initial plan were recorded and completed during 2000. The Company completed the 1998 restructuring plan during 2001.

Gain on Sale of Investment

      During 2000, the Company recognized a $70.9 million gain from the sale of Igaras (see “— Equity in Net Earnings of Affiliate”).

Other Expense, Net

      Other Expense, Net, was $18.8 million in 2001 and $4.7 million in 2000. This change was primarily due to non-recurring operating charges recorded in 2001 primarily relating to a litigation reserve and non-cash asset retirements, and certain non-recurring operating credits recorded in 2000.

Income from Operations

      Primarily as a result of the factors discussed above, the Company’s Income from Operations in 2001 decreased by $125.6 million, or 57.0 percent, to $94.9 million from $220.5 million in 2000, while the Company’s operating margin decreased to 7.9 percent in 2001 from 18.5 percent in 2000. Income from Operations in the Coated Board business segment decreased by $21.6 million, or 13.4 percent, to $139.8 million in 2001 from $161.4 million in 2000, while the operating margin decreased to 12.6 percent in 2001 from 15.1 percent in 2000, primarily as a result of the factors described above. Income from Operations in the Containerboard business segment decreased $24.6 million to a loss of $19.4 million in 2001 from a profit of $5.2 million in 2000, while the operating margin decreased to (20.7) percent in 2001 from 4.1 percent in 2000, primarily as a result of the factors described above. Income from Operations in the Corporate business segment decreased $79.4 million to a loss of $25.5 million in 2001 from a profit of $53.9 million in 2000 due primarily to the sale of Igaras during 2000.

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

Income Tax Expense

      During 2001, the Company recognized an income tax expense of $6.6 million on a (Loss) before Income Taxes and Equity in Net Earnings of Affiliates of $(63.0) million. During 2000, the Company recognized an income tax expense of $3.0 million on Income before Income Taxes and Equity in Net Earnings of Affiliates of $40.1 million. The income tax expense, in both 2001 and 2000, was due primarily to international operating income. The increase in income tax expense from 2000 to 2001 was due primarily to an increase in international operating income. These income tax expenses differed from the statutory federal income tax rate primarily because of valuation allowances established on net operating loss carryforward tax assets in the U.S. and certain international locations where the realization of such benefits is not more likely than not.

Equity in Net Earnings of Affiliates

      In 2000, Equity in Net Earnings of Affiliates was comprised primarily of the Company’s equity in net earnings of Igaras. On October 3, 2000, the Company, along with its joint venture partner, completed the sale of the jointly-held subsidiary Igaras for approximately $510 million, including the assumption of $112 million of debt. The Company recognized a gain of approximately $70.9 million in accordance with the sale. Through the date of the sale, Igaras was accounted for under the equity method of accounting. Equity in Net Earnings of Affiliates decreased $2.4 million to $1.0 million in 2001 from $3.4 million in 2000 primarily as a result of the sale of Igaras, somewhat offset by the Company’s equity in net earnings of Rengo.

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

      On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (“SFAS No. 133”). SFAS No. 133 requires all derivative instruments to be measured at fair value and recognized on the balance sheet as either assets or liabilities. In addition, all derivative instruments used in hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. Upon adoption of SFAS No. 133, the Company recognized a one-time after-tax transition adjustment to decrease earnings by approximately $0.5 million and decrease other comprehensive income by approximately $1.1 million. These amounts have been presented as a cumulative effect of change in accounting principle in the accompanying Consolidated Statement of Operations and Comprehensive (Loss) Income for the year ended December 31, 2001.

      The following is a summary of the Company’s derivative instruments as of December 31, 2001 and the accounting policies it employs for each:

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

(In thousands of dollars)

SFAS No. 133 transition adjustment	$(1,094)
Reclass to earnings	331
Current period decrease in fair value	(3,807)

Balance at December 31, 2001	$(4,570)

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

2000 COMPARED WITH 1999

RESULTS OF OPERATIONS

      The following discussion of the Company’s results of operations is based upon the years ended December 31, 2000 and 1999. The Company has reclassified the presentation of prior period Net Sales and Cost of Sales information to conform with the current presentation format and Emerging Issues Task Force 00-10, “Accounting for Shipping and Handling Fees and Costs”. Shipping and handling costs totaled $63.7 million in 2000 and $62.0 million in 1999.

		% Increase
	Year Ended	(Decrease)	Year Ended
	December 31,	From Prior	December 31,
(In thousands of dollars)	2000	Period	1999

Net Sales (Segment Data):
Coated Board	$1,065,813	0.3%	$1,062,671
Containerboard	126,549	13.0	111,994

Net Sales	1,192,362	1.5	1,174,665
Cost of Sales	923,851	(1.1)	933,924

Gross Profit	268,511	11.5	240,741
Selling, General and Administrative	112,200	(1.9)	114,402
Research, Development and Engineering	4,554	11.7	4,078
Restructuring Credit	(2,600)	NM	—
Gain on Sale of Investment	(70,863)	NM	—
Other Expense, Net	4,731	(100.0)	1,798

Income from Operations	$220,489	83.0%	$120,463

Income from Operations (Segment Data):
Coated Board	$161,372	6.5%	$151,453
Containerboard	5,183	NM	(10,235)
Corporate and Eliminations	53,934	NM	(20,755)

Income from Operations	$220,489	83.0%	$120,463

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

(In thousands of tons)	2000	1999

Coated Board	965.4	965.6
Swedish Mill	150.4	141.0
Containerboard	319.4	327.8

	1,435.2	1,434.4

Net Sales

      As a result of the factors described below, the Company’s Net Sales in 2000 increased by $17.7 million, or 1.5 percent, compared with 1999. Net Sales in the Coated Board business segment increased by $3.1 million in 2000, or 0.3 percent, to $1,065.8 million from $1,062.7 million in 1999, due primarily to higher sales volume in North American consumer product markets due principally to selected switching from competing substrates to the Company’s substrate, higher sales volume in international beverage markets due principally to continued market penetration and strong demand in Japan, and slightly improved pricing in North American beverage and North American consumer product markets. These increases were somewhat offset by lower sales volumes in Brazil, by lower North American beverage volumes due primarily to lower soft drink demand and the negative impact of foreign currency exchange rates, primarily in Europe. Net Sales in the Containerboard business segment increased $14.5 million, or 13.0 percent, to $126.5 million in 2000 from $112.0 million in 1999, due principally to higher pricing, somewhat offset by lower sales volume primarily in the medium markets.

Gross Profit

      As a result of the factors discussed below, the Company’s Gross Profit for 2000 increased by $27.8 million, or 11.5 percent, to $268.5 million from $240.7 million in 1999. The Company’s gross profit margin increased to 22.5 percent in 2000 from 20.5 percent in 1999. Gross Profit in the Coated Board business segment increased by $9.9 million, or 4.0 percent, to $255.2 million in 2000 from $245.3 million in 1999, while its gross profit margin increased to 23.9 percent in 2000 from 23.1 percent in 1999. The increase in Coated Board Gross Profit was due directly to worldwide cost reductions and higher Net Sales somewhat offset by higher energy costs. Worldwide costs in the Company’s Coated Board segment decreased in 2000 as compared to 1999 primarily as a result of savings gained from the Company’s TQS initiative and the continued impact of the 1998 global restructuring. Gross Profit in the Containerboard business segment increased by $12.4 million to a profit of $8.1 million in 2000 from a loss of $4.3 million in 1999, while its gross profit margin increased to 6.4 percent in 2000 from (3.8) percent in 1999. The increase in Containerboard Gross Profit resulted principally from improved pricing.

Selling, General and Administrative

      Selling, General and Administrative expenses decreased by $2.2 million, or 1.9 percent, to $112.2 million in 2000 from $114.4 million in 1999, due mainly to lower incentive compensation expense somewhat offset by higher depreciation expense, higher stock option compensation expense, expenses related to the TQS initiative, and consulting fees related to a project within the Company’s consumer products business designed to review new applications of the Company’s CUK board for areas of the consumer products packaging market. As a percentage of Net Sales, Selling, General and Administrative expenses decreased from 9.7 percent in 1999 to 9.4 percent in 2000.

Research, Development and Engineering

      Research, Development and Engineering expenses increased by $0.5 million, or 11.7 percent, to $4.6 million in 2000 from $4.1 million in 1999, due primarily to higher research and development investing relating to packaging machinery.

Restructuring Credit

      During 2000, the Company substantially completed the 1998 restructuring plan that related primarily to the restructuring of its European operations, primarily the ongoing rationalization of its international folding carton converting operations (see “Restructuring Activities”). The Company reduced the restructuring reserve by $4.8 million. In addition, $2.2 million of new restructuring activities aligned with the overall objectives of the initial plan were recorded and completed during 2000.

Gain on Sale of Investment

      During 2000, the Company recognized a $70.9 million gain from the sale of Igaras (see “— Equity in Net Earnings of Affiliate”).

Other Expense, Net

      Other Expense, Net, was $4.7 million in 2000 and $1.8 million in 1999. This change was primarily due to non-cash asset retirements recorded in 2000.

Income from Operations

      Primarily as a result of the factors discussed above, the Company’s Income from Operations in 2000 increased by $100.0 million, or 83.0 percent, to $220.5 million from $120.5 million in 1999, while the Company’s operating margin increased to 18.5 percent in 2000 from 10.3 percent in 1999. Income from Operations in the Coated Board business segment increased by $9.9 million, or 6.5 percent, to $161.4 million in 2000 from $151.5 million in 1999, while the operating margin increased to 15.1 percent in 2000 from 14.3 percent in 1999, primarily as a result of the factors described above. Income from Operations in the Containerboard business segment increased $15.4 million to a profit of $5.2 million in 2000 from a loss of $10.2 million in 1999, while the operating margin increased to 4.1 percent in 2000 from (9.1) percent in 1999, primarily as a result of the factors described above. Income from Operations in the Corporate business segment increased $74.7 million to a profit of $53.9 million in 2000 from a loss of $20.8 million in 1999 due primarily to the sale of Igaras.

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

Equity in Net Earnings of Affiliates

      Equity in Net Earnings of Affiliates was comprised primarily of the Company’s equity in net earnings of Igaras. On October 3, 2000, the Company, along with its joint venture partner, completed the sale of the jointly-held subsidiary Igaras for approximately $510 million, including the assumption of $112 million of debt. The Company recognized a gain of approximately $70.9 million in accordance with the sale. Through the date of the sale, Igaras was accounted for under the equity method of accounting. Equity in Net Earnings of Affiliates decreased $3.7 million to $3.4 million in 2000 from $7.1 million in 1999 primarily as a result of the sale.

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

Cash Flows

      Cash and Equivalents decreased by approximately $11.0 million in 2001 primarily as a result of the purchases of property, plant and equipment ($57.3 million), the payment for settlement of all Louisiana state income tax issues (tax and interest) related to the period ended March 27, 1996 and the nine month period ended December 31, 1996 ($29.5 million) and net cash used in financing activities ($9.2 million), somewhat offset by the net cash provided by operating activities ($87.7 million). Depreciation and amortization during 2001 totaled $137 million, and is expected to be approximately $130 million to $140 million for 2002.

      The Company’s cash flows from its operations and EBITDA are subject to moderate seasonality with demand usually increasing in the spring and summer due to the seasonality of the worldwide multiple packaging beverage segment.

Liquidity and Capital Resources

      The Company’s liquidity needs arise primarily from debt service on its substantial indebtedness, and from the funding of its capital expenditures, ongoing operating costs, and working capital.

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

Covenant Restrictions

      The 2001 Senior Secured Credit Agreement imposes restrictions on the Company’s ability to make capital expenditures and both the 2001 Senior Secured Credit Agreement and the indentures governing the 1996 Notes, the 1997 Notes and the 2001 Notes limit the Company’s ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company’s ability to respond to market conditions, meet its capital spending program, provide for unanticipated capital investments or take advantage of business opportunities. The covenants contained in the 2001 Senior Secured Credit Agreement, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by Riverwood and its subsidiaries, make capital expenditures and engage in certain transactions with affiliates. The covenants contained in the indentures governing the 1996 Notes, the 1997 Notes and the 2001 Notes also impose restrictions on the operation of the Company’s business.

      The financial covenants in the 2001 Senior Secured Credit Agreement specify, among other things, the following requirements for each four quarter period ended during the following test periods:

	Consolidated	Consolidated
	Debt to EBITDA	Interest Expense
Test Period	Leverage Ratio	Ratio

September 30, 2001 — December 30, 2002	5.85 to 1.00	1.75 to 1.00
December 31, 2002 — December 30, 2003	5.50 to 1.00	2.00 to 1.00
December 31, 2003 — December 30, 2004	5.00 to 1.00	2.10 to 1.00
December 31, 2004 — December 30, 2005	4.70 to 1.00	2.25 to 1.00
December 31, 2005 — December 30, 2006	4.40 to 1.00	2.25 to 1.00

      At December 31, 2001, the Company was in compliance with the financial covenants in the 2001 Senior Secured Credit Agreement. The Company’s ability to comply in future periods with the financial covenants in the 2001 Senior Secured Credit Agreement will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company’s control and will be substantially dependent on the selling prices for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business and profitability strategies (see “— Outlook”). If a violation of any of the covenants occurred, the Company would attempt to get a waiver or an amendment from its lenders, although no assurance can be given that the Company would be successful in this regard. The 2001 Senior Secured Credit Agreement and the indentures governing the 1996 Notes, 1997 Notes and 2001 Notes have covenants as well as certain cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions.

      The 2001 Senior Secured Credit Agreement is collateralized by substantially all of the Company’s assets.

Capital Expenditures

      Capital spending for 2001 was $57.3 million, down 7.6 percent from $62.1 million in 2000. Capital spending during 2001 related primarily to improving the Company’s process capabilities, manufacturing packaging machinery and environmental cluster rules compliance. During 2001, the Company had capital spending of approximately $40.2 million for improving our process capabilities, approximately $13.5 million for packaging machinery manufacturing and approximately $3.6 million for compliance with the cluster rules. Total capital spending for 2002 is expected to be between $65 million and $80 million, and is expected to relate principally to improving the Company’s process capabilities, the production of packaging machinery and environmental cluster rules compliance. The Company estimates that the capital spending that may be required to comply with the cluster rules could reach $55 million to be spent at its two U.S. paper mills over a seven-year period that began in 2000 (see “Environmental and Legal Matters”). The Company estimates that it has spent approximately one-third of that amount for such compliance.

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

		Other
(In thousands of dollars)	Severance	Exit Costs	Total

Balance at 12/31/98	$21,205	$3,537	$24,742
Charges against accrual in 1999	(11,527)	(791)	(12,318)

Balance at 12/31/99	9,678	2,746	12,424
Net charges against accrual in 2000	(6,669)	(2,499)	(9,168)

Balance at 12/31/00	3,009	247	3,256
Net charges against accrual in 2001	(3,009)	(247)	(3,256)

Balance at 12/31/01	$—	$—	$—

      During 2000, the Company substantially completed the restructuring plan and reduced the reserve by $4.8 million. In addition, $2.2 million of new restructuring activities aligned with the overall objectives of the initial plan were completed in 2000. These activities related principally to the reduction of employees, outsourcing of production activities and closing of an office. The Company completed this program during 2001 resulting in the reduction of its European workforce related to the 1998 restructuring by approximately 250 employees.

Financing Sources and Cash Flows

      The 2001 Revolving Facility matures on December 31, 2005, extendable to December 31, 2006 if the Company refinances the 1996 Senior Notes on specified terms on or prior to December 31, 2005. At December 31, 2001, the Company and its U.S. and international subsidiaries had the following amounts of commitments, amounts outstanding and amounts available under revolving credit facilities:

	Total Amount
	of	Total Amount	Total Amount
(In thousands of dollars)	Commitments	Outstanding	Available

2001 Revolving Facility	$300,000	$35,429	$264,571
International Facilities	14,581	10,015	4,566

	$314,581	$45,444	$269,137

      The Company anticipates pursuing additional working capital financing for its foreign operations as necessary. The Company believes that cash generated from operations, together with amounts available under its 2001 Revolving Facility and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs until the maturity of the 2001 Revolving Facility, although no assurance can be given in this regard. The Company’s future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see “— Covenant Restrictions”), will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company’s control and will be substantially dependent on the selling prices for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business and profitability strategies.

Commitments

      At December 31, 2001, total commitments of the Company under long-term, non-cancelable contracts were as follows:

	Payment Due by Period

	Less than
(In thousand of dollars)	1 year	1-3 years	4-5 years	After 5 years	Total

Long-Term Debt	$1,742	$151,548	$470,506	$901,028	$1,524,824
Operating Leases	13,821	17,975	2,588	946	35,330
Unconditional Purchase Obligations(A)	31,345	16,373	14,693	69,556	131,967

Total Contractual Cash Obligations	$46,908	$185,896	$487,787	$971,530	$1,692,121

(A)	Unconditional Purchase Obligations primarily consist of commitments related to wood processing and handling, natural gas and electricity and firm transportation of natural gas.

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

      The federal Clean Air Act imposes stringent limits on air emissions, establishes a federal permit program (Title V) and provides for civil and criminal enforcement sanctions. In response to these requirements, in the early 1990’s the Company switched from solvent-based to water-based inks and varnishes at its converting operations in order to reduce and meet requirements with respect to emissions of volatile organic compounds. Where necessary, the Company’s plants have received or submitted an application to the appropriate permitting authority for a Title V permit.

      The federal Clean Water Act establishes a system of minimum national effluent standards for each industry, water quality standards for the nation’s waterways and a permit program that provides discharge limitations. It also regulates releases and spills of oil and toxic chemicals and wastewater and stormwater discharges. The Company’s mill in West Monroe, Louisiana is the only one of its facilities that is a direct discharger to a water body and a permit currently covers its discharges to the Ouachita River. The Company’s other operations discharge to publicly owned treatment works and are subject to pretreatment requirements and limitations.

      The federal Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, establishes liability for waste generators, current and former site owners and operators and others in connection with releases of hazardous materials. The Company has been, and in the future may again be, identified as a potentially responsible party at sites under CERCLA and similar state laws.

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

      In late 1995, the Louisiana Department of Environmental Quality (“DEQ”) notified the Predecessor of potential liability for the remediation of hazardous substances at a wood treatment site in Shreveport, Louisiana that the Predecessor or its predecessors previously operated, and at a former oil refinery site in Caddo Parish, Louisiana which is on land that the Company previously owned. In response to these notices, the Company has provided additional information concerning these sites and has commenced its own evaluation of any claims and remediation liabilities for which it may be responsible. Subsequent to receipt in May 1996 of a Special Demand Letter from DEQ to remediate the site in Shreveport, the Company performed a soil and groundwater investigation at the site pursuant to an agreement with DEQ. In August 2001, the Company entered into a Cooperative Agreement for Remedial Action with DEQ and the landowners of the site, as well as a Mutual Release and Settlement Agreement with the landowners. Under the Cooperative Agreement, the Company will develop the remedial design and carry out the specified remediation at the site, which will include, among other things, removing contaminated soils, capping a portion of the site and future operations and maintenance, or O&M. If the Company fails to comply with the requirements of the Cooperative Agreement, including the prescribed time periods, the DEQ can impose stipulated penalties as specified in the Cooperative Agreement ranging from $250 to $1,000 per day of non-compliance. The Company has engaged a qualified contractor and expects completion of work by the end of 2002. Total costs for the Shreveport remedial action are approximately $1.3 million, of which approximately $0.8 million remain to be paid. These costs could increase if, for example, there is an increase in the amount of contaminated soils found on site. In addition, for the initial five years, O&M costs are estimated to be approximately $0.1 million and groundwater monitoring costs are estimated to be approximately $0.1 million. The Company has not estimated O&M or groundwater monitoring cost beyond this initial five-year period because the extent of any such O&M or groundwater monitoring obligation is unknown. In addition, the Company has reached a settlement agreement with another potentially responsible party that provides the Company with reimbursement of certain past costs and certain future costs incurred in connection with the remediation plan.

      In September 1996, the Company received a Special Demand Letter from DEQ to remediate the site in Caddo Parish. The Company performed a waste inventory and treatability study at the site and subsequently met with DEQ in October 1999. On July 6, 2000, the Company and DEQ entered into a Settlement

Agreement that describes in detail the remedial actions necessary for the Company to obtain full release of all future liability at this site. The Company has contracted with a vendor to perform the remedial actions as outlined in the Settlement Agreement and the work is currently proceeding. The remedial action requires, among other things, the neutralization, stabilization and consolidation of sludges and soils at this site, the capping of the consolidated materials, the establishment of a vegetative cover and five years of post-closure care of the capped area. The lump sum contract price with the contractor is approximately $1.6 million, of which we have already paid approximately $1.1 million. The Company no longer owns the site since transferring the property to another entity on October 22, 2000. The Company anticipates the remedial actions outlined in the Settlement Agreement will be completed during the second quarter of 2002 and, at that time, expects to be relieved of any future liability.

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

      The Company has been a plaintiff in actions instituted on September 17, 1997 in the U.S. District Court for the Northern District of Georgia against MeadWestvaco, successor by merger to Mead, and R.A. Jones claiming infringement of the Company’s patents for its packaging machines. The patents in suit were found infringed but invalid by a jury in a trial against R.A. Jones in August 2001. This finding of invalidity has been appealed to the Court of Appeals for The Federal Circuit. The suit against MeadWestvaco was dismissed by mutual agreement pending the outcome of the appeal of the decision in the case against R.A. Jones.

Tax Matters Relating to the Merger

      In connection with the Merger, the former majority owner of the Company agreed to bear the cost of a Section 338(h)(10) election for U.S. federal tax purposes and for purposes of state taxes for which the former majority owner and the Company filed returns on a combined basis. The Company agreed to bear the cost of this election for the purposes of other state taxes (“stand-alone taxes”), including Louisiana income tax. During 1997, the Company paid $27.5 million in estimated Louisiana stand-alone taxes relating to the election. The Company’s calculation of its Louisiana tax was based on state law in effect at the time of the Merger, including a 1993 amendment. In May 1997, the Louisiana Supreme Court declared the 1993 amendment to be void under the Louisiana Constitution, retroactive to 1993. After consultation with Louisiana tax counsel, the Company filed its Louisiana income tax return for the period ended March 27, 1996 in reliance on the Louisiana tax law in effect at the time of the Merger, without the payment of any additional tax due to the voiding of the 1993 amendment.

      The State of Louisiana completed its audit of the Company’s tax return for the period ended March 27, 1996 and on May 9, 2000, the Company received a Notice of Proposed Tax Due for this period in the amount of $47.6 million in tax plus statutory interest. On October 12, 2001, the Company entered into a settlement agreement with the Louisiana Department of Revenue to pay $29.5 million to the State of Louisiana to settle all Louisiana state income tax issues (tax and interest) related to the period ended March 27, 1996 and the nine month period ended December 31, 1996. The Company made this payment on October 25, 2001 using funds borrowed under the 2001 Revolving Facility. See Note 15 in Notes to the Consolidated Financial Statements.

International Operations

      At December 31, 2001, approximately 10 percent of the Company’s total net assets were denominated in currencies other than the U.S. dollar. The Company has significant operations in countries that use the Swedish krona, the British pound sterling, the Japanese yen, the Spanish peseta, or the French franc as their functional currencies. The effect of a generally stronger U.S. Dollar against the currencies of Japan, Sweden, Britain, Germany, Spain, and France produced a net currency translation adjustment loss of approximately $5.2 million, which was recorded as an adjustment to shareholders’ equity for the year ended December 31, 2001. The magnitude and direction of this adjustment in the future depends on the relationship of the U.S. dollar to other currencies. The Company cannot predict major currency fluctuations. The Company’s revenues from export sales fluctuate with changes in foreign currency exchange rates. The Company pursues a currency hedging program in order to limit the impact of foreign currency exchange fluctuations on financial results. See “— Financial Instruments.”

      Within Europe, eleven of the fifteen member countries of the European Union participated in the European Economic and Monetary Union (the “EMU”), pursuant to which a new currency, the Euro, was introduced on January 1, 1999. The new currency is in response to the EMU’s policy of economic convergence to harmonize trade policy, eliminate business costs associated with currency exchange and to promote the free flow of capital, goods and services.

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

Financial Instruments

      The functional currency for most of the Company’s international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to shareholders’ equity. Gains and losses on foreign currency transactions are included in Other Expense (Income), Net for the period in which the exchange rate changes.

      The Company pursues a currency hedging program which utilizes derivatives to limit the impact of foreign currency exchange fluctuations on its consolidated financial results. Under this program, the Company has entered into forward exchange and option contracts in the normal course of business to hedge certain foreign currency denominated transactions. Realized and unrealized gains and losses on these forward contracts are included in the measurement of the basis of the related foreign currency transaction when recorded. The premium on an option contract is reflected in Other Expense (Income), Net, during the period in which the contract expires. These instruments involve, to varying degrees, elements of market and credit risk in excess of the amounts recognized in the Consolidated Balance Sheets. The Company does not hold or issue financial instruments for trading purposes. See “Item 7A — Quantitative and Qualitative Disclosure About Market Risk.”

Impact of Inflation

      In the U.S., the inflation rate was approximately 2.8 percent for 2001. In Europe, where the Company has manufacturing facilities, the inflation rate for 2001 was approximately 2.7 percent. Net sales from international operations during the period amounted to approximately $314 million, or 26 percent of the Company’s combined Net Sales in 2001.

Information Concerning Forward-Looking Statements

      Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in “— Business Trends and Initiatives” concerning (a) the Company’s expectation regarding downtime during 2002, (b) the improvements which the Company’s long-term initiatives, including, without limitation, its profit center reorganization and global restructuring program, are designed to achieve, (c) the Company’s expectation that capital expenditures will range from $65 million to $80 million in 2002, and (d) the Company’s expectation regarding packaging machinery placements; (ii) the statements in “— Outlook” concerning (a) the Company’s expectation that its 2002 EBITDA will exceed its 2001 EBITDA as well as each of the factors which the Company believes support such expectation, (b) the Company’s expectations regarding sales volumes in its worldwide beverage markets and continued growth in its North American consumer product markets, (c) the Company’s expectation regarding containerboard sales and margins, and (d) the Company’s expectations regarding increased energy costs; (iii) the statements in “Financial Condition, Liquidity and Capital Resources” concerning (a) the Company’s expectation that depreciation and amortization for 2002 will be approximately $130 million to $140 million, (b) the Company’s expectation that 2002 interest expense will be approximately $159 million including approximately $7 million of non-cash amortization of deferred debt issuance costs, (c) the Company’s expectation that total capital spending for 2002 will range from $65 million to $80 million, (d) the Company’s belief that cash generated from operations, together with amounts available under available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs until the maturity of the Revolving Facility, and (e) the Company’s expectations with respect to capital spending that may be required to comply with the cluster rules and that, based on current knowledge, environmental costs are not expected to have a material impact on the results of operations, cash flows or financial condition of the Company, (iv) other statements as to management’s or the Company’s expectations and beliefs presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. The following important factors, and those important factors described elsewhere in this report (including, without limitation, those discussed in “— Financial Condition, Liquidity and Capital Resources — Liquidity and Capital Resources — Environmental and Legal Matters”, or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) the Company’s actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements:

•	The Company’s substantial amount of debt could have important consequences to the Company. Because of this substantial debt: (i) the Company’s ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired in the future; (ii) a substantial portion of the Company’s cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for other purposes; (iii) certain of the Company’s borrowings are at variable rates of interest, which exposes the Company to the risk of increased interest rates; and (iv) the Company’s flexibility to adjust to changing market conditions and ability to withstand competitive pressures could be limited, and the Company may be more vulnerable to a downturn in general economic conditions or its business or be unable to carry out capital spending that is important to its strategy and productivity improvement programs.

•	The Company’s ability to make scheduled payments or to refinance its obligations with respect to its indebtedness, and to comply with the covenants and restrictions contained in the instruments governing such indebtedness, will depend on its financial and operating performance, which, in turn, is subject to prevailing economic and competitive conditions and to the following financial and business factors beyond its control: operating difficulties, increased operating costs, increased raw materials and energy costs, market cyclicality, product prices, the response of competitors, regulatory developments, and delays in implementing strategic projects.

•	The Company’s ability to meet its debt service and other obligations will depend in significant part on the selling prices that the Company realizes for its products and the extent to which the Company can implement its business strategy (which is subject to significant business, economic and competitive uncertainties and contingencies).

•	The Company currently estimates that it will take several years for coated board markets to absorb the significant increase in the Company’s CUK Board capacity resulting from the upgrade of the second Macon Mill paper machine, which was completed in June 1997. The Company expects to sell a significant portion of its additional CUK Board production in open markets. The Company may not be able to sell additional CUK Board output in these markets or without experiencing price reductions.

•	All of the Company’s CUK Board is produced at its West Monroe and Macon Mills. Any prolonged disruption in either facility’s production due to labor difficulties, equipment failures, destruction of or material damage to such facility, or other reasons, could have a material adverse effect on the Company’s results of operations.

•	The Company faces significant competition in its CUK Board business segment from MeadWestvaco, as well as from other manufacturers of packaging machinery. The highly leveraged nature of the Company could limit the Company’s ability to respond to market conditions or to make necessary or desirable capital expenditures as effectively as its competitors, which may not be as leveraged as the Company. In addition, the Company could experience increased competition if there are new entrants in the CUK Board market segment. In the beverage multiple packaging industry, cartons made from CUK Board compete with plastics and corrugated packaging for packaging glass or plastic bottles, cans and other primary containers. The Company’s consumer products packaging cartonboard sales are affected by competition from MeadWestvaco’s CUK Board and from other substrates: SBS and CCN and, internationally, WLC and folding boxboard. There are a large number of suppliers of paperboard for folding carton applications. CUK Board competes in niche applications in folding cartonboard open markets, serving only a small portion thereof. The Company may not be able to continue to compete successfully in folding cartonboard open markets.

•	Energy, including natural gas, fuel oil and electricity, represents a significant portion of the Company’s manufacturing costs. Until recently, the Company’s results had not been significantly affected by the volatility of energy costs. The Company entered into fixed price contracts designed to mitigate the impact of future energy cost increases through 2002, and will continue to evaluate its hedge position. The Company believes that higher energy costs will continue to negatively impact its results for 2002. Since negotiated contracts and the market largely determine the pricing for the Company’s products, the Company is limited in its ability to pass through to it customers any energy or other cost increases that the Company may incur in the future. Amounts paid by the Company for pine pulpwood, hardwood and recycled fibers, including old corrugated containers, used in the manufacture of paperboard, and various chemicals used in the coating of CUK Board, represent the largest components of the Company’s variable costs of CUK Board and containerboard production. The cost of these materials is subject to market fluctuations caused by factors beyond the Company’s control.

Old corrugated container pricing tends to be very volatile. With the October 1996 sale of the Company’s timberlands, the Company now relies on private land owners and the open market for all of its virgin and recycled fiber requirements (except for CUK Board clippings from its converting operations). Under the terms of the sale of those timberlands, the Company and the buyer entered into a 20-year supply agreement, with a 10-year renewal option, for the purchase by the Company, at market-based prices, of a majority of the West Monroe Mill’s requirements for pine pulpwood and residual chips, as well as a portion of the Company’s needs for hardwood pulpwood at the West Monroe Mill. An assignee of Plum Creek supplies residual chips to the Company pursuant to such supply agreement. If the supply agreement was terminated, the Company may not be able to find an alternative, comparable supplier or suppliers capable of providing the Company its pine pulpwood and hardwood needs on terms or in amounts satisfactory to the Company. Moreover, significant increases in the cost of these materials, to the extent not reflected in prices for the Company’s products, could have a material adverse effect on the Company’s results of operations.

•	The Company is subject to the following significant risks associated with operating in foreign countries: devaluations and fluctuations in currency exchange rates, imposition of limitations on conversion of foreign currencies into U.S. dollars or remittance of dividends and other payments by foreign subsidiaries, imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries, hyperinflation in certain foreign countries and imposition or increase of investment and other restrictions by foreign governments. If any of the above events were to occur, the Company’s results of operations or cash flows could be negatively impacted, possibly materially.

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

Critical Accounting Policies

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

      The Company believes the following accounting policies are the most critical since these policies require significant judgment or involve complex estimations that are important to the portrayal of the Company’s financial conditions and operating results:

•	The Company recognizes revenue when pervasive evidence of a sales arrangement exists, delivery has occurred, the price to the buyer is fixed and determinable, and the collectibility of the sales price is reasonably assured which is primarily when goods are shipped to customers. Payments from packaging machinery use agreements received in advance are recognized on a straight-line basis over the term of the agreements. Customer returns and allowances are provided for based on estimates.

•	The Company’s inventories are stated at the lower of cost or market. Cost of inventories is determined principally on the last-in, first-out (“LIFO”) basis. Average cost basis is used to determine the cost of supplies inventories. Inventories are stated net of an allowance for slow-moving and obsolete inventory, which is based on estimates. If the condition of the inventories or the state of the Company’s business would deteriorate, additional allowances may be required which would reduce income.

•	The Company reviews long-lived assets, including goodwill and certain identifiable intangibles for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Upon determination that the carrying value of the assets is impaired, the Company would record an impairment charge or loss.

•	The Company faces uncertainties relating to pending litigation and environmental remediation obligations (see “— Environmental and Legal Matters”). The Company records accruals for such items based on estimates developed in consultation with legal counsel and environmental consultants at the time when the liability is probable and reasonably estimated. While there can be no assurance as to the ultimate outcome of any current lawsuits, claims or investigations relating to such uncertainties, the Company does not believe that such uncertainties will have a material adverse impact on the results of operations, cash flows or financial condition of the Company. However, future uncertainties may have a material adverse impact on the results of operations, cash flows or financial condition of the Company.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations”, which is effective January 1, 2002. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company adopted SFAS No. 141 on January 1, 2002 and does not believe that the adoption will have a significant impact on its financial position and results of operations.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The adoption of SFAS No. 142 will result in the discontinuation of amortization of goodwill recorded at December 31, 2001 of approximately $8 million annually. Intangible assets with a determinable life will continue to be amortized over that period. The Company will adopt SFAS No. 142 as of January 1, 2002 and does not believe that any impairment charges will result from the adoption.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective January 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, as well as eliminating the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company adopted SFAS No. 144 on January 1, 2002 and the adoption did not have a significant impact on its financial position and results of operations.

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

INTEREST RATE SENSITIVITY — PRINCIPAL (NOTIONAL) AMOUNT BY EXPECTED

MATURITY — AVERAGE INTEREST (SWAP) RATE

	December 31,

								Fair
(In thousands of dollars)	2002	2003	2004	2005	2006	Thereafter	Total	Value

LIABILITIES:
Long-term debt, including current portion:
Fixed Rate	1,742	769	779	356	250,000	901,028	1,154,674	1,182,100
Average Interest Rate	8.7	6.5	6.5	6.5	10.3	10.7
Variable Rate	—	75,000	75,000	220,150	—	—	370,150	373,945
Average Interest Rate, spread range is 2.75%	LIBOR +	LIBOR +	LIBOR +	LIBOR +	LIBOR +	LIBOR +
	spread	spread	spread	spread	spread	spread
INTEREST RATE DERIVATIVE FINANCIAL INSTRUMENTS RELATED TO DEBT:
Interest rate swap:
Pay fixed/receive variable	225,000						225,000	(5,389)
Average pay rate	5.55%
Average receive rate	Three- Month LIBOR

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

FOREIGN EXCHANGE RATES SENSITIVITY — CONTRACTUAL AMOUNT BY EXPECTED MATURITY — AVERAGE CONTRACTUAL EXCHANGE RATE

	December 31,	Fair
(In thousands of dollars)	2001	Value

FORWARD EXCHANGE AGREEMENTS:
Functional Currency:
Yen
Receive $US/ Pay Yen	7,282	244
Weighted average contractual exchange rate	127.25
Pay $US/ Receive Yen	3,608	(89)
Weighted average contractual exchange rate	128.40
Euro
Receive $US/ Pay Euro	9,539	52
Weighted average contractual exchange rate	0.90
Pay $US/ Receive Euro	4,398	(40)
Weighted average contractual exchange rate	0.90
British Pound
Receive $US/ Pay GBP	5,800	(52)
Weighted average contractual exchange rate	1.44
Pay $US/ Receive GBP	2,010	36
Weighted average contractual exchange rate	1.43
Australian Dollar
Receive $US/ Pay AUD	2,856	(3)
Weighted average contractual exchange rate	0.51
Pay $US/ Receive AUD	1,693	(10)
Weighted average contractual exchange rate	0.51
Other
Net Receive various/ Pay various	6,249	74
Weighted average contractual exchange rate	Various

      The remaining forward exchange agreements (other than the Yen, Australian Dollar, British Pound and Euro) listed above represent contracts in several other countries’ currencies, including the Euro, British Pound, Norway Kroner and the Denmark Kroner. In each instance, the fair value of the net position of the Company’s forward exchange agreements in the respective currencies is not material at December 31, 2001.

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

ITEM 8.     FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page

RIVERWOOD HOLDING, INC.
Consolidated Balance Sheets as of December 31, 2001 (As Restated) and 2000	40
Consolidated Statements of Operations and Comprehensive (Loss) Income for each of the three years in the period ended December 31, 2001, As Restated for 2001	41
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001, As Restated for 2001	42
Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2001, As Restated for 2001	43
Notes to Consolidated Financial Statements	44
Selected Quarterly Financial Data (Unaudited)	76
Independent Auditors’ Report	78
Management’s Report	79

RIVERWOOD HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	As Restated
	December 31,	December 31,
	2001	2000

ASSETS

Current Assets:
Cash and Equivalents	$7,369	$18,417
Receivables, Net of Allowances	121,409	137,695
Inventories	180,854	175,972
Prepaid Expenses	5,901	13,594

Total Current Assets	315,533	345,678
Property, Plant and Equipment, at Cost:
Land and Improvements	38,216	38,801
Buildings	109,988	109,870
Machinery and Equipment	1,800,778	1,782,155

	1,948,982	1,930,826
Less, Accumulated Depreciation	659,597	562,235

Property, Plant and Equipment, Net	1,289,385	1,368,591
Deferred Tax Assets	7,923	1,897
Investments in Net Assets of Equity Affiliates	4,017	5,882
Goodwill, Net of Accumulated Amortization of $45,494 in 2001 and $37,753 in 2000	276,482	273,436
Other Assets	127,261	125,873

Total Assets	$2,020,601	$2,121,357

LIABILITIES

Current Liabilities:
Short-Term Debt	$11,817	$15,908
Accounts Payable	95,971	100,261
Compensation and Employee Benefits	24,689	31,297
Income Taxes	2,175	1,481
Interest Payable	41,588	33,924
Other Accrued Liabilities	29,885	33,476

Total Current Liabilities	206,125	216,347
Long-Term Debt, Less Current Portion	1,523,082	1,516,881
Deferred Income Taxes	14,422	9,132
Other Noncurrent Liabilities	52,691	66,974

Total Liabilities	1,796,320	1,809,334

CONTINGENCIES AND COMMITMENTS (Note 15)
Class A Redeemable Common Stock $120/share redemption value; 67,180 shares issued, authorized and outstanding at December 31, 2001 and at December 31, 2000	8,061	8,061

SHAREHOLDERS’ EQUITY

Common Stock par value $.01 per share
Class A Common Stock, 9,000,000 shares authorized; 7,067,180 shares designated; 7,000,000 shares of non-redeemable common stock issued and outstanding	70	70
Class B Common Stock, 3,000,000 shares authorized; 500,000 shares of non-redeemable common stock issued and outstanding	5	5
Capital in Excess of Par Value	748,753	748,813
Accumulated Deficit	(493,767)	(415,875)
Accumulated Derivative Instruments Loss	(4,570)	—
Cumulative Currency Translation Adjustment	(34,271)	(29,051)

Total Shareholders’ Equity	216,220	303,962

Total Liabilities and Shareholders’ Equity	$2,020,601	$2,121,357

The accompanying notes are an integral part of the consolidated financial statements.

RIVERWOOD HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(In thousands of dollars)

	As Restated
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2001	2000	1999

Net Sales	$1,201,613	$1,192,362	$1,174,665
Cost of Sales	966,236	923,851	933,924
Selling, General and Administrative	116,510	112,200	114,402
Research, Development and Engineering	5,111	4,554	4,078
Restructuring Credit	—	(2,600)	—
Gain on Sale of Investment	—	(70,863)	—
Other Expense (Income), Net	18,825	4,731	1,798

Income from Operations	94,931	220,489	120,463
Interest Income	944	848	889
Interest Expense	158,910	181,285	179,197

(Loss) Income before Income Taxes and Equity in Net Earnings of Affiliates	(63,035)	40,052	(57,845)
Income Tax Expense	6,627	3,009	3,936

(Loss) Income before Equity in Net Earnings of Affiliates	(69,662)	37,043	(61,781)
Equity in Net Earnings of Affiliates	993	3,356	7,110

(Loss) Income before Extraordinary Item and Cumulative Effect of a Change in Accounting Principle	(68,669)	40,399	(54,671)
Extraordinary Loss on Early Extinguishment of Debt, Net of Tax of $0	(8,724)	(2,117)	—

(Loss) Income before Cumulative Effect of a Change in Accounting Principle	(77,393)	38,282	(54,671)
Cumulative Effect of a Change In Accounting Principle Net of Tax of $0	(499)	—	—

Net (Loss) Income	(77,892)	38,282	(54,671)

Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments:
Transition Adjustment	(1,094)	—	—
Derivative Loss, Net	(3,476)	—	—
Foreign Currency Translation Adjustments	(5,220)	(13,620)	62

Comprehensive (Loss) Income	$(87,682)	$24,662	$(54,609)

The accompanying notes are an integral part of the consolidated financial statements.

RIVERWOOD HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	As Restated
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(77,892)	$38,282	$(54,671)
Noncash Items Included in Net (Loss) Income:
Depreciation and Amortization	137,143	143,541	142,597
Cumulative Effect of a Change in Accounting Principle	499	—	—
Extraordinary Loss on Early Extinguishment of Debt	8,724	2,117	—
Deferred Income Taxes	(731)	(2,538)	(586)
Pension, Postemployment and Postretirement Benefits Expense, Net of Contributions	4,908	1,822	4,761
Restructuring Credit	—	(2,600)	—
Gain on Sale of Investment	—	(70,863)	—
Net Gain on Sale of Assets	—	(691)	—
Equity in Net Earnings of Affiliates, Net of Dividends	(283)	1,727	(2,596)
Amortization of Deferred Debt Issuance Costs	7,564	10,261	10,268
LIFO Valuation Adjustments	12,335	(6,936)	(4,876)
Other	5,719	—	1,426
Net (Loss) of International Entities for the Month of December 1999 (See Note 2)	—	—	(1,573)
Changes in Operating Assets & Liabilities
Receivables	17,261	15,677	(16,884)
Inventories	(13,799)	1,904	(12,426)
Prepaid Expenses	2,839	(3,181)	(2,242)
Accounts Payable	(4,742)	5,582	(13,674)
Compensation and Employee Benefits	(11,471)	(7,606)	(10,642)
Income Taxes	614	1,024	(786)
Other Accrued Liabilities	(1,494)	(26,927)	(10,445)
Other Noncurrent Liabilities	505	(1,741)	(11,010)

Net Cash Provided by Operating Activities	87,699	98,854	16,641

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property, Plant and Equipment	(57,297)	(62,062)	(66,018)
Payment for Acquisitions	—	(12,500)	—
Payment for Settlement of Tax Matters Relating to the Merger	(29,500)	—	—
Proceeds from Sales of Assets, Net of Selling Costs	—	205,714	5,324
Increase in Other Assets	(3,185)	(3,849)	(7,062)

Net Cash (Used in) Provided by Investing Activities	(89,982)	127,303	(67,756)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facilities	523,910	373,400	368,750
Payment on Revolving Credit Facilities	(617,637)	(445,690)	(312,850)
Payments on Debt	(488,972)	(151,469)	(6,290)
Proceeds from Issuance of Debt	592,500	—	—
Increase in Debt Issuance Costs	(18,983)	—	—
(Repurchases) of Redeemable Common Stock, Net	(360)	(48)	(2,927)
Issuance of Redeemable Common Stock	300	560	2,985

Net Cash (Used in) Provided by Financing Activities	(9,242)	(223,247)	49,668

EFFECT OF EXCHANGE RATE CHANGES ON CASH	477	1,399	1,715

Net (Decrease) Increase in Cash and Equivalents	(11,048)	4,309	268
Cash and Equivalents at Beginning of Period	18,417	14,108	13,840

CASH AND EQUIVALENTS AT END OF PERIOD	$7,369	$18,417	$14,108

The accompanying notes are an integral part of the consolidated financial statements.

RIVERWOOD HOLDING, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands of dollars)

						As Restated	As Restated
									As Restated
	Class A		Class B
	Non-Redeemable		Non-Redeemable		Capital in	Retained	Cumulative	Accumulated
	Common Stock		Common Stock		Excess of	Earnings	Currency	Derivative	Total
					Par	(Accumulated	Translation	Instruments	Shareholders’
	Shares	Amount	Shares	Amount	Value	Deficit)	Adjustment	Loss	Equity

BALANCES AT DECEMBER 31, 1998	7,000,000	$70	500,000	$5	$750,100	$(397,913)	$(15,493)	$—	$336,769
Net (Loss)	—	—	—	—	—	(54,671)	—	—	(54,671)
Net (Loss) of International Entities for the Month of December 1999 (See Note 2)	—	—	—	—	—	(1,573)	—	—	(1,573)
Currency Translation Adjustment	—	—	—	—	—	—	62	—	62
Adjustment to Redemption Value of Redeemable Common Stock, Net of (Repurchases) Issuance	—	—	—	—	(939)	—	—	—	(939)

BALANCES AT DECEMBER 31, 1999	7,000,000	$70	500,000	$5	749,161	(454,157)	(15,431)	—	279,648
Net Income	—	—	—	—	—	38,282	—	—	38,282
Currency Translation Adjustment	—	—	—	—	—	—	(13,620)	—	(13,620)
Adjustment to Redemption Value of Redeemable Common Stock, Net of (Repurchases) Issuance	—	—	—	—	(348)	—	—	—	(348)

BALANCES AT DECEMBER 31, 2000	7,000,000	$70	500,000	$5	748,813	(415,875)	(29,051)	—	303,962
Net (Loss), As Restated	—	—	—	—	—	(77,892)	—	—	(77,892)
Accumulated Derivative Instruments Loss	—	—	—	—	—	—	—	(4,570)	(4,570)
Currency Translation Adjustment, As Restated	—	—	—	—	—	—	(5,220)	—	(5,220)
(Repurchases) Issuance of Redeemable Common Stock, Net	—	—	—	—	(60)	—	—	—	(60)

BALANCES AT DECEMBER 31, 2001, As Restated	7,000,000	$70	500,000	$5	$748,753	$(493,767)	$(34,271)	$(4,570)	$216,220

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

      On March 27, 1996, Riverwood Holding, through its wholly-owned subsidiaries, acquired all of the outstanding shares of common stock of RIC. On such date, Acquisition Corp. was merged into RIC. RIC, as the surviving corporation in the Merger, became a wholly-owned subsidiary of RIC Holding. On March 28, 1996, RIC transferred substantially all of its properties and assets to Riverwood International USA, Inc., other than the capital stock of Riverwood International USA, Inc., and RIC was merged into RIC Holding. Thereupon, Riverwood International USA, Inc., was renamed “Riverwood International Corporation.” Upon consummation of the Subsequent Merger, RIC Holding, as the surviving corporation in the Subsequent Merger, became the parent company of Riverwood International Corporation (“Riverwood International”).

      Riverwood Holding and RIC Holding, Inc., a wholly-owned subsidiary, conducted no significant business and have no independent assets or operations other than in connection with the Merger and related transactions through March 27, 1996. Riverwood Holding and RIC Holding, Inc. fully and unconditionally guarantee substantially all of the debt of Riverwood International.

      In connection with the Merger, the purchase method of accounting was used to establish and record a new cost basis for the assets acquired and liabilities assumed. The difference between the purchase price and the fair market values of the assets acquired and liabilities assumed was recorded as goodwill.

      References to the “Company” are to Riverwood Holding and its subsidiaries.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      Effective December 1, 1999, the Company changed its international subsidiaries fiscal year end to December 31. Previously, the Company’s international subsidiaries were principally consolidated and reported on the basis of fiscal years ending November 30. Accordingly, the net activity for the month of December 1999 for the international entities is shown as an adjustment to retained earnings in the accompanying financial statements. The following represents summarized international results for the month of December 1999:

Month Ended
December 31,
(In thousands of dollars)	1999

Net Sales	$22,370

Net (Loss)	$(1,573)

RIVERWOOD HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

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

(D) PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment are recorded at cost. Betterments, renewals and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance charges are expensed as incurred. The Company’s cost and related accumulated depreciation applicable to assets retired or sold are removed from the accounts and the gain or loss on disposition is recognized in income.

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

      Interest is capitalized on major projects. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Capitalized interest was approximately $2.1 million, $1.3 million, and $1.4 million in the years ended December 31, 2001, 2000, and 1999, respectively.

(E) DEPRECIATION AND AMORTIZATION

      Depreciation and amortization are principally computed using the straight-line method based on the following estimated useful lives of the related assets:

Buildings	10 to 40 years
Land improvements	3 to 20 years
Machinery and equipment	2 to 40 years
Furniture and fixtures	1 to 12 years
Automobiles and light trucks	2 to 5 years

      For certain major capital additions, the Company computes depreciation on the units-of-production method until the asset’s designed level of production is achieved and sustained.

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

RIVERWOOD HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

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

(F) INTERNATIONAL CURRENCY

      The functional currency for most of the international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to Shareholders’ Equity. Gains and losses on foreign currency transactions are included in Other Expense (Income), Net for the period in which the exchange rate changes.

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

(G) INCOME TAXES

      The Company accounts for income taxes under the asset and liability method whereby the effect of changes in corporate tax rates on deferred income taxes is recognized currently as an adjustment to income tax expense. The asset and liability method also requires that deferred tax assets or liabilities be recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. A valuation allowance is established for deferred tax assets when it is more likely than not that the benefits of such assets will not be realized.

(H) REVENUE RECOGNITION

      The Company recognizes revenue when pervasive evidence of a sales arrangement exists, delivery has occurred, the price to the buyer is fixed and determinable, and the collectibility of the sales price is reasonably assured which is primarily when goods are shipped to customers. Payments from packaging machinery use agreements received in advance are recognized on a straight-line basis over the term of the agreements. Customer returns and allowances have been provided for based on estimates.

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

RIVERWOOD HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

(J) INSURANCE RESERVES

      It is the Company’s policy to self-insure or fund a portion of certain expected losses related to group health benefits. Provisions for losses expected are recorded based on the Company’s estimates, on an undiscounted basis, of the aggregate liabilities for known claims and estimated claims incurred but not reported.

(K) ENVIRONMENTAL REMEDIATION RESERVES

      The Company records accruals for environmental obligations based on estimates developed in consultation with environmental consultants and legal counsel. Accruals for environmental liabilities are established in accordance with the American Institute of Certified Public Accountants Statement of Position 96-1, “Environmental Remediation Liabilities.” The Company records a liability at the time when it is probable and can be reasonably estimated. Such liabilities are not reduced for potential recoveries from insurance carriers. Costs of future expenditures are not discounted to their present value.

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

NOTE 3 — RECEIVABLES

      The components of receivables at December 31 were as follows:

	As Restated
(In thousands of dollars)	2001	2000

Trade	$118,650	$136,192
Less, allowance	3,294	2,769

	115,356	133,423
Other	6,053	4,272

	$121,409	$137,695

NOTE 4 — FINANCIAL INSTRUMENTS

      The Company has financial instruments which include foreign currency option and forward exchange contracts and interest rate swap agreements. These instruments involve, to varying degrees, elements of market and credit risk in excess of the amounts recognized in the Consolidated Balance Sheets. The Company does not hold or issue such financial instruments for trading purposes.

      The Company enters into forward exchange contracts to effectively hedge substantially all accounts receivable and certain accounts payable resulting from transactions denominated in foreign currencies. The purpose of the forward exchange contracts is to protect the Company from the risk that the eventual functional

RIVERWOOD HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 — FINANCIAL INSTRUMENTS — (Continued)

currency cash flows resulting from the collection of the hedged accounts receivable or payment of the hedged accounts payable will be adversely affected by changes in exchange rates. At December 31, 2001 and 2000, the Company had various foreign currency forward exchange contracts, with maturities ranging up to one year. When aggregated and measured in U.S. dollars at year-end exchange rates, the notional amount of these forward currency exchange contracts totaled approximately $20.0 million and $29.7 million at December 31, 2001 and 2000, respectively. Generally, unrealized gains and losses resulting from these contracts are recognized currently in operations and approximately offset corresponding unrealized gains and losses recognized on the hedged accounts receivable or accounts payable.

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

      The Company’s customers are not concentrated in any specific geographic region, but are concentrated in certain industries. Customers of the Coated Board business segment include the beverage and packaged foods industries. Customers of the Containerboard business segment include integrated and non-integrated containerboard converters. During 2001, the Company had one customer who accounted for approximately 13 percent of the Company’s net sales and another customer who accounted for approximately 11 percent of the Company’s net sales. During 2000, the Company had two customers who each accounted for approximately 11 percent of the Company’s net sales. During 1999, one customer accounted for approximately 11 percent of the Company’s net sales. There were no significant accounts receivable from a single customer at December 31, 2001 or 2000. The Company reviews a customer’s credit history before extending credit. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

      The Company enters into fixed price natural gas contracts designed to effectively hedge prices for a substantial portion of its natural gas requirements at its two U.S. mills. The purpose of the fixed price natural gas contracts is to eliminate or reduce price risk with a focus on making cash flows more predictable. As of December 31, 2001, the Company had entered into contracts to hedge substantially all of its natural gas requirements for its two U.S. mills through December 31, 2002. The contract price and fair value of these natural gas contracts was approximately $22.3 million and $14.9 million, respectively. These contracts are not accounted for as derivative instruments under Statement of Financial Accounting Standards (“SFAS”)

RIVERWOOD HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 — FINANCIAL INSTRUMENTS — (Continued)

No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (“SFAS No. 133”), as they qualify for the normal purchase exemption.

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

  INTEREST RATE SWAP AGREEMENTS

      The fair value of interest rate swap agreements is based on quoted market prices by counter parties.

      The carrying amounts and estimated fair value of the Company’s financial instruments as of December 31 were as follows:

	2001		2000

	Carrying	Fair	Carrying	Fair
(In thousands of dollars)	Amounts	Value	Amounts	Value

Nontrade receivables	$6,053	$6,053	$4,272	$4,272
Short-term borrowings	$10,075	$10,075	$15,192	$15,192
Long-term debt	$1,524,824	$1,556,045	$1,517,597	$1,473,433
Currency forward exchange contracts	$212	$212	$686	$686
Currency option contracts	$—	$—	$1,027	$528
Interest rate swap contracts	$(5,389)	$(5,389)	$—	$(1,094)

NOTE 5 — INVENTORIES

      The major classes of inventories at December 31 were as follows:

	As Restated
(In thousands of dollars)	2001	2000

Finished goods	$87,277	$88,101
Work-in progress	12,194	9,967
Raw materials	45,656	40,374
Supplies	35,727	37,530

	$180,854	$175,972

      Inventories in the amount of $38.9 million and $37.7 million at December 31, 2001 and 2000, respectively, were valued using the first-in, first-out (“FIFO”) or average cost method. The balance of the inventories was valued using the LIFO method. The shortage of FIFO values over amounts for financial

RIVERWOOD HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 — INVENTORIES — (Continued)

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

NOTE 6 — INVESTMENTS IN NET ASSETS OF EQUITY AFFILIATES

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

      During 2001 and 2000, the Company received dividends from its equity investment in Rengo Riverwood Packaging, Ltd. (“Rengo”) totaling $0.6 million and $0.5 million, respectively, net of taxes of $0.1 million and $0.1 million, respectively.

NOTE 7 — OTHER ASSETS

      Other Assets included intangible assets at December 31, and consisted of the following:

	As
	Restated
(In thousands of dollars)	2001	2000

Patents, licenses and trademarks	$67,148	$66,314
Less, accumulated amortization	(20,353)	(16,628)

	46,795	49,686
Deferred debt issuance costs, net	32,385	29,713
Pension assets	13,594	14,431
Capitalized spare parts	23,303	21,717
Deferred design costs	1,985	3,025
Other	9,199	7,301

	$127,261	$125,873

NOTE 8 — SHORT-TERM DEBT

      Short-Term Debt at December 31, consisted of the following:

(In thousands of dollars)	2001	2000

Short-term borrowings	$10,075	$15,192
Current portion of long-term debt	1,742	716

	$11,817	$15,908

RIVERWOOD HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 — SHORT-TERM DEBT — (Continued)

      Short-term borrowings are principally at the Company’s international subsidiaries. The weighted average interest rate on Short-term borrowings as of December 31, 2001 and 2000 was 3.4 percent and 2.6 percent, respectively.

      In connection with the Merger, the Company called $125 million of Convertible Subordinated Notes, of which $0.2 million was not redeemed at December 31, 2001 and 2000, and is included in Current portion of long-term debt.

NOTE 9 — COMPENSATION AND EMPLOYEE BENEFITS

      Accruals for future compensated employee absences, principally vacation, were $12.1 million and $11.4 million at December 31, 2001 and 2000, respectively, and were included in Compensation and Employee Benefits on the Consolidated Balance Sheets.

NOTE 10 — LONG-TERM DEBT

      In connection with the Merger, the Company entered into a credit agreement that provided for senior secured credit facilities consisting of a term loan facility and a $400 million revolving credit facility. Such credit agreement, term loan facility and revolving facility, as in effect prior to the August 10, 2001 amendment and restatement discussed below, are referred to herein as the “Credit Agreement”, the “Term Loan Facility” and the “Revolving Facility”, respectively. In addition, Riverwood International Machinery, Inc., a wholly-owned subsidiary of Riverwood, entered into a credit agreement providing for a $140 million secured revolving credit facility (the “Machinery Facility”) for the purpose of financing or refinancing packaging machinery. In connection with the Merger, the Company also completed an offering of $250 million aggregate principal amount of 10 1/4 percent Senior Notes due 2006 (the “1996 Senior Notes”) and $400 million aggregate principal amount of 10 7/8 percent Senior Subordinated Notes due 2008 (the “1996 Senior Subordinated Notes” and together with the 1996 Senior Notes, the “1996 Notes”).

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

RIVERWOOD HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 — LONG-TERM DEBT — (Continued)

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

      On August 10, 2001, the Company entered into an amendment and restatement of the Credit Agreement (the “2001 Senior Secured Credit Agreement”) with certain lenders providing for senior secured credit facilities with aggregate commitments not to exceed $635 million (the “2001 Facilities”), including a $335 million term loan facility (the “2001 Term Loan Facility”) and a $300 million revolving credit facility (the “2001 Revolving Facility”). The proceeds of the initial borrowings under the 2001 Facilities of approximately $386.0 million, including $51.0 million in revolving credit borrowings, were applied to repay in full the outstanding borrowings under the Term Loan Facility and the Revolving Facility and to pay approximately $12 million of the estimated $14 million of fees and expenses incurred in connection with the amendment and restatement of the Credit Agreement. During the third quarter of 2001, the Company recorded a non-cash, extraordinary charge to earnings of approximately $6.0 million, net of tax of nil, related to the write-off of the applicable remaining deferred debt issuance costs on the Term Loan Facility and the Revolving Facility.

      The 2001 Senior Secured Credit Agreement imposes restrictions on the Company’s ability to make capital expenditures and both the 2001 Senior Secured Credit Agreement and the indentures governing the 1996 Notes, the 1997 Notes and the 2001 Notes limit the Company’s ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company’s ability to respond to market conditions, meet its capital spending program, provide for unanticipated capital investments or take advantage of business opportunities. The covenants contained in the 2001 Senior Secured Credit Agreement, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by Riverwood and its subsidiaries, make capital expenditures and engage in certain transactions with affiliates. The covenants contained in the indentures governing the 1996 Notes, the 1997 Notes and the 2001 Notes also impose restrictions on the operation of the Company’s business.

RIVERWOOD HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 — LONG-TERM DEBT — (Continued)

      The financial covenants in the 2001 Senior Secured Credit Agreement specify, among other things, the following requirements for each four quarter period ended during the following test periods:

	Consolidated	Consolidated
	Debt to EBITDA(a)	Interest Expense
Test Period	Leverage Ratio	Ratio

September 30, 2001 — December 30, 2002	5.85 to 1.00	1.75 to 1.00
December 31, 2002 — December 30, 2003	5.50 to 1.00	2.00 to 1.00
December 31, 2003 — December 30, 2004	5.00 to 1.00	2.10 to 1.00
December 31, 2004 — December 30, 2005	4.70 to 1.00	2.25 to 1.00
December 31, 2005 — December 30, 2006	4.40 to 1.00	2.25 to 1.00

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

      At December 31, 2001, the Company and its U.S. and international subsidiaries had the following amounts available under revolving credit facilities:

		Total Amount
	Total Amount	Outstanding at	Total Amount
	of	December 31,	Available at
(In thousands of dollars)	Commitments	2001	December 31, 2001

Revolving Facility	$300,000	$35,429	$264,571
International Facilities	14,581	10,015	4,566

	$314,581	$45,444	$269,137

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

RIVERWOOD HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 — LONG-TERM DEBT — (Continued)

      Long-Term Debt at December 31 consisted of the following:

(In thousands of dollars)	2001	2000

Senior Notes with interest payable semi-annually at 10.625 percent, payable in 2007	$250,000	$250,000
Senior Notes with interest payable semi-annually at 10.25 percent, payable in 2006	250,000	250,000
Senior Subordinated Notes with interest payable semi-annually at 10.875 percent, payable in 2008	400,000	400,000
Senior Secured Term Loan Facility with interest payable at various dates less than one year at floating rates (9.25 percent to 10.25 percent at December 31, 2000)	—	488,118
Senior Secured Term Loan Facility with interest payable at various dates less than one year at floating rates (4.85 percent at December 31, 2001), payable through 2005	335,000	—
Senior Notes with interest payable semi-annually at 10.625 percent, payable in 2007	250,000	—
Senior Secured Revolving Facility with interest payable at various dates less than one year at floating rates (4.67 percent to 6.5 percent at December 31, 2001) payable in 2005	35,150	—
Senior Secured Revolving Facility with interest payable at various dates less than one year at floating rates (9.14 percent to 10.5 percent at December 31, 2000)	—	124,550
Senior Subordinated Notes with interest payable semi-annually at 11.25 percent, payable in 2002	804	804
Convertible Subordinated Notes with interest payable semi-annually at 6.75 percent, payable in 2002, convertible beginning March 27, 1996	209	209
Pollution control revenue bonds with interest payable semi-annually at 6.25 percent, payable through 2007	1,000	1,000
International Notes payable to banks with interest payable at various dates at interest rates of 7.79 percent to 10.0 percent at December 31, 2001, payable through 2004	533	99
Capitalized leases with interest payable of 3.6 percent, payable through 2005	2,099	2,785
Other	29	32

	1,524,824	1,517,597
Less, current portion	1,742	716

	$1,523,082	$1,516,881

      The 2001 Term Loan Facility and the 2001 Revolving Facility were collateralized by substantially all of the net assets (including the capital stock of certain international subsidiaries) of the Company.

RIVERWOOD HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 — LONG-TERM DEBT — (Continued)

      Long-term debt maturities and expirations of funded long-term working capital commitments at December 31, 2001, were as follows:

(In thousands of dollars)

2002	$1,742
2003	75,769
2004	75,779
2005	220,506
2006	250,000
After 2006	901,028

$1,524,824

NOTE 11 — REDEEMABLE COMMON STOCK

      During the nine months ended December 31, 1996, Riverwood Holding completed an offering of Riverwood Holding Common Stock to certain members of management and key employees of the Company. As of December 31, 1996, the Company had issued 111,900 shares of Riverwood Holding Class A Common Stock to Management Investors at fair value for gross cash proceeds of $11.2 million. During 2000, the Company issued 5,000 shares of additional Redeemable Common Stock to Management Investors at fair value for gross cash proceeds of $0.6 million. The common stock held by Management Investors is mandatorily redeemable at fair market value as determined by the Executive Committee of the Board of Directors and in certain circumstances the Management Investors can require the Company to repurchase the Riverwood Holding Class A Common Stock. These shares are classified as Redeemable Common Stock on the Consolidated Balance Sheets and are carried at their redemption value of $120 per share at December 31, 2001 and 2000. Accordingly, during 2001 and 2000, the Company recorded a charge to Capital in Excess of Par Value of nil and $0.3 million, respectively, due to a change in the redemption value from the beginning of the year compared to the end of the year as determined considering a wide variety of factors including a valuation report from an independent outside firm and approved by the Executive Committee of the Board of Directors. During 2001 and 2000, the Company repurchased 3,000 and 450 shares of Redeemable Common Stock at a weighted average price of $120.00 per share and $106.67 per share, respectively.

      In connection with the issuance of Redeemable Common Stock to Management Investors, the Company has guaranteed loans, with full recourse, from a bank to certain Management Investors totaling approximately $0.3 million and $0.7 million at December 31, 2001 and 2000, respectively.

NOTE 12 — NONREDEEMABLE COMMON STOCK

      On March 27, 1996, Riverwood Holding completed an offering of 7,000,000 shares of Class A Common Stock with a par value of $0.01 per share to certain institutional investors for $700 million. Total Class A Common Stock authorized for issuance at December 31, 2001 was 9,000,000 shares, of which amount 7,067,180 shares were outstanding, including 67,180 shares issued to Management Investors as Redeemable Common Stock (see Note 11). Also on March 27, 1996, Riverwood Holding completed an offering of 500,000 shares of Class B Common Stock with a par value of $0.01 per share to an institutional investor for $50 million. Total Class B Common Stock, which is non-voting, authorized for issuance at December 31, 2001 was 3,000,000 shares, of which 500,000 shares were outstanding.

RIVERWOOD HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 — STOCK INCENTIVE PLANS

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

			Granted			Exercisable
			Weighted			Weighted
			Average			Average
		Number	Exercise	Vesting	Number	Exercise
Plan	Grant Date	Outstanding	Price	Reference	Exercisable(8)	Price

LTP	November 2000	4,800	$115	(1)	1,600	$115
SLTP	November 2000	5,000	115	(2)	1,667	115
SLTP	May-Dec, 1999	180,500	100	(3)	81,929	100
LTP	June-Dec, 1999	50,200	100	(4)	14,480	100
LTP	August 1998	22,500	100	(5)	9,600	100
LTP	March 1997	225,000	75	(6)	172,833	75
LTP	June 1996	57,410	100	(7)	50,660	100

	Total	545,410	$89.96		332,769	$87.16

Notes:

(1)	Options vest in five equal annual installments on the first five anniversaries of the date of grant, subject to continuous employment.

(2)	Options vest based upon a range of certain financial goals for two years. Each year, the vesting starts at 30% for achievement of a minimum financial target, and increases to a maximum of 50% per year, prorated on a straight-line basis for achievement of certain results above the minimum. Those options which do not vest in this period will vest, assuming the employee is still employed, nine years and six months following the date of grant.

(3)	Options vest based upon a range of certain financial goals over the next three years. Each year, the vesting starts at 20% for achievement of a minimum financial target, and increases to a maximum of 33 1/3% per year, prorated on a straight-line basis for achievement of certain financial results above the minimum. Those options which do not vest in this three-year period, will vest, assuming the employee is still employed at the Company, on December 31, 2008.

(4)	35,600 of the options will vest in five equal annual installments on each of the first five anniversaries of the date of grant, subject to continuous employment. The remaining 14,600 options vest on the date that the Company achieves certain financial targets. Should those options not vest as described above, they will vest assuming the employee is still employed at the Company, nine years and six months following the date of grant.

(5)	15,000 of the options will vest in four annual installments, on each of the first four anniversaries of the date of grant, subject to continuous employment, and the remaining 7,500 options will vest based on achievement of certain financial goals or on February 19, 2008, whichever occurs first.

(6)	112,500 of these options will vest in five annual installments on each of the first five anniversaries of the date of grant, subject to continuous employment, and the remaining 112,500 have accelerated vesting based on achievement of certain financial goals or on September 30, 2006, whichever occurs first.

(7)	50,660 of the options will vest in five equal annual installments on the first five anniversaries of the date of grant, subject to continuous employment. The remaining 6,750 options vest on the date that the Company

RIVERWOOD HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 — STOCK INCENTIVE PLANS — (Continued)

achieves certain financial targets. Should those options not vest as described above, they will vest assuming the employee is still employed at the Company, nine years and six months following the date of grant.

(8)	As of December 31, 2000 and 1999, there was exercisable options in the amount of 277,397 and 157,241, respectively.

      A summary of option activity during the three years ended December 31, 2001 is as follows:

	Shares	Exercise Price

Outstanding — December 31, 1998	348,346	$83.85
Granted	237,300	100.00
Exercised	(6,000)	(100.00)
Canceled	(25,736)	(100.00)

Outstanding — December 31, 1999	553,910	$89.84
Granted	13,000	115.00
Exercised	—	—
Canceled	(1,700)	(100.00)

Outstanding — December 31, 2000	565,210	$90.39
Granted	—	—
Exercised	(7,069)	(120.00)
Canceled	(12,731)	(103.77)

Outstanding — December 31, 2001	545,410	$89.70

      The weighted average contractual life of the outstanding options at December 31, 2001, is 6 years. The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for the Stock Options. Accordingly, the Company recognizes compensation expense for Stock Options when the exercise price is less than the related fair value at the date of grant or when the performance criteria is met. During the years ended December 31, 2001, 2000 and 1999, the Company recognized compensation expense of $1.5 million, $1.8 million, and $0.7 million, respectively, related to Stock Options. Had compensation expense for the Company’s grants of Stock Options been determined in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), the Company’s Net (Loss) Income for the years ended December 31, 2001, 2000, and 1999, would have been approximately $(78.3) million, $37.8 million, and $(57.0) million, respectively. The weighted average fair value of the stock options was estimated to be $30.91 per option on the date of grant for stock options granted in 2000, and $28.03 per option on the date of grant for stock options granted in 1999. The Company used the Black-Scholes option-pricing model to value the Stock Options with the following assumptions: dividend yield of zero, no volatility, risk-free interest rates ranging from 5.304 to 6.75 percent, a zero forfeiture rate and an expected life of 3 to 10 years.

RIVERWOOD HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14 — CURRENCY TRANSLATION ADJUSTMENT

      An analysis of changes in the Cumulative Currency Translation Adjustment included in Shareholders’ Equity at December 31 was as follows:

	As Restated
(In thousands of dollars)	2001	2000	1999

Cumulative currency translation adjustment at beginning of period	$(29,051)	$(15,431)	$(15,493)
Currency translation adjustments	(5,220)	(13,620)	62

	$(34,271)	$(29,051)	$(15,431)

NOTE 15 — CONTINGENCIES AND COMMITMENTS

      Total rental expense was approximately $10.4 million, $11.7 million, and $16.6 million for the years ended December 31, 2001, 2000, and 1999.

      At December 31, 2001, total commitments of the Company under long-term, non-cancelable contracts were as follows:

	Payment Due by Period

	Less than
(In thousands of dollars)	1 year	1-3 years	4-5 years	After 5 years	Total

Long-Term Debt	$1,742	$151,548	$470,506	$901,028	$1,524,824
Operating Leases	13,821	17,975	2,588	946	35,330
Unconditional Purchase Obligations(A)	31,345	16,373	14,693	69,556	131,967

Total Contractual Cash Obligations	$46,908	$185,896	$487,787	$971,530	$1,692,121

(A)	Unconditional Purchase Obligations primarily consist of commitments related to wood processing and handling, natural gas and electricity and firm transportation of natural gas.

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

      The federal Clean Air Act imposes stringent limits on air emissions, establishes a federal permit program (Title V) and provides for civil and criminal enforcement sanctions. In response to these requirements, in the early 1990’s the Company switched from solvent-based to water-based inks and varnishes at its converting operations in order to reduce and meet requirements with respect to emissions of volatile organic compounds. Where necessary, the Company’s plants have received or submitted an application to the appropriate permitting authority for a Title V permit.

      The federal Clean Water Act establishes a system of minimum national effluent standards for each industry, water quality standards for the nation’s waterways and a permit program that provides discharge limitations. It also regulates releases and spills of oil and toxic chemicals and wastewater and stormwater discharges. The Company’s mill in West Monroe, Louisiana is the only one of its facilities that is a direct discharger to a water body and a permit currently covers its discharges to the Ouachita River. The Company’s other operations discharge to publicly owned treatment works and are subject to pretreatment requirements and limitations.

RIVERWOOD HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15 — CONTINGENCIES AND COMMITMENTS — (Continued)

      The federal Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, establishes liability for waste generators, current and former site owners and operators and others in connection with releases of hazardous materials. The Company has, and in the future may again be, identified as a potentially responsible party at sites under CERCLA and similar state laws.

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

      In late 1995, the Louisiana Department of Environmental Quality (“DEQ”) notified the Predecessor of potential liability for the remediation of hazardous substances at a wood treatment site in Shreveport, Louisiana that the Predecessor or its predecessors previously operated, and at a former oil refinery site in Caddo Parish, Louisiana which is on land that the Company previously owned. In response to these notices, the Company has provided additional information concerning these sites and has commenced its own evaluation of any claims and remediation liabilities for which it may be responsible. Subsequent to receipt in May 1996 of a Special Demand Letter from DEQ to remediate the site in Shreveport, the Company performed a soil and groundwater investigation at the site pursuant to an agreement with DEQ. In August 2001, the Company entered into a Cooperative Agreement for Remedial Action with DEQ and the landowners of the site, as well as a Mutual Release and Settlement Agreement with the landowners. Under the Cooperative Agreement, the Company will develop the remedial design and carry out the specified remediation at the site, which will include, among other things, removing contaminated soils, capping a portion of the site and future operations and maintenance, or O&M. If the Company fails to comply with the requirements of the Cooperative Agreement, including the prescribed time periods, the DEQ can impose stipulated penalties as specified in the Cooperative Agreement ranging from $250 to $1,000 per day of non-compliance. The Company has engaged a qualified contractor and expects completion of work by the end of 2002. Total costs for the Shreveport remedial action are approximately $1.3 million, of which approximately $0.8 million remain to be paid. These costs could increase if, for example, there is an increase in the amount of contaminated soils found on site. In addition, for the initial five years, O&M costs are estimated to be approximately $0.1 million and groundwater monitoring costs are estimated to be approximately $0.1 million. The Company has not estimated O&M or groundwater monitoring cost beyond this initial five-year period because the extent of any such O&M or groundwater monitoring obligation is unknown. In addition, the Company has reached a settlement agreement with another potentially responsible party that provides the Company with reimbursement of certain past costs and certain future costs incurred in connection with the remediation plan.

      In September 1996, the Company received a Special Demand Letter from DEQ to remediate the site in Caddo Parish. The Company performed a waste inventory and treatability study at the site and subsequently met with DEQ in October 1999. On July 6, 2000, the Company and DEQ entered into a Settlement Agreement that describes in detail the remedial actions necessary for the Company to obtain full release of all future liability at this site. The Company has contracted with a vendor to perform the remedial actions as outlined in the Settlement Agreement and the work is currently proceeding. The remedial action requires, among other things, the neutralization, stabilization and consolidation of sludges and soils at this site, the capping of the consolidated materials, the establishment of a vegetative cover and five years of post-closure care of the capped area. The lump sum contract price with the contractor is approximately $1.6 million, of which we have already paid approximately $1.1 million. The Company no longer owns the site since transferring the property to another entity on October 22, 2000. The Company anticipates the remedial actions outlined in the Settlement Agreement will be completed during the second quarter of 2002 and, at that time, expects to be relieved of any future liability.

RIVERWOOD HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15 — CONTINGENCIES AND COMMITMENTS — (Continued)

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

      The Company has been a plaintiff in actions instituted on September 17, 1997 in the U.S. District Court for the Northern District of Georgia against The MeadWestvaco Corporation, successor by merger to The Mead Corporation, and R.A. Jones claiming infringement of the Company’s patents for its packaging machines. The patents in suit were found infringed but invalid by a jury in a trial against R.A. Jones in August 2001. This finding of invalidity has been appealed to the Court of Appeals for The Federal Circuit. The suit against MeadWestvaco was dismissed by mutual agreement pending the outcome of the appeal of the decision in the case against R.A. Jones.

      In connection with the Merger, the former majority owner of the Company agreed to bear the cost of a Section 338(h)(10) election for U.S. federal tax purposes and for purposes of state taxes for which the former majority owner and the Company filed returns on a combined basis. The Company agreed to bear the cost of this election for the purposes of other state taxes (“stand-alone taxes”), including Louisiana income tax. During 1997, the Company paid $27.5 million in estimated Louisiana stand-alone taxes relating to the election. The Company’s calculation of its Louisiana tax was based on state law in effect at the time of the Merger, including a 1993 amendment. In May 1997, the Louisiana Supreme Court declared the 1993 amendment to be void under the Louisiana Constitution, retroactive to 1993. After consultation with Louisiana tax counsel, the Company filed its Louisiana income tax return for the period ended March 27, 1996 in reliance on the Louisiana tax law in effect at the time of the Merger, without the payment of any additional tax due to the voiding of the 1993 amendment.

      The State of Louisiana completed its audit of the Company’s tax return for the period ended March 27, 1996 and on May 9, 2000, the Company received a Notice of Proposed Tax Due for this period in the amount of $47.6 million in tax plus statutory interest. On October 12, 2001, the Company entered into a settlement agreement with the Louisiana Department of Revenue to pay $29.5 million to the State of Louisiana to settle all Louisiana state income tax issues (tax and interest) related to the period ended March 27, 1996 and the nine month period ended December 31, 1996. As required by accounting principles generally accepted in the United States of America, the Company recorded the settlement as an increase to Goodwill, Net of Accumulated Amortization. The Company made this payment on October 25, 2001 using funds borrowed under its revolving credit facility. See Consolidated Statements of Cash Flows.

RIVERWOOD HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 — PENSIONS

U.S. HOURLY AND SALARIED PENSION PLANS

      All of the Company’s U.S. hourly union employees are participants in the Company’s noncontributory defined benefit hourly plan (the “Hourly plan”). The pension expense of the Hourly plan is based primarily on years of service and the pension rate near retirement. The Company’s U.S. salaried and nonunion hourly employees are participants in the Company’s noncontributory defined benefit plan that was established during 1992 (the “Salaried plan”).

      The Company’s funding policies with respect to its U.S. pension plans are to contribute funds to trusts as necessary to at least meet the minimum funding requirements of the U.S. Internal Revenue Code. Plan assets are invested primarily in equities and fixed income securities.

(A) PENSION EXPENSE

      The pension expense related to the Hourly plan and Salaried plan consisted of the following:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(In thousands of dollars)	2001	2000	1999

Components of net periodic pension cost (credit):
Service cost	$5,142	$4,806	$5,395
Interest cost	16,106	15,444	14,231
Expected return on plan assets	(21,019)	(22,101)	(20,454)
Amortizations:
Prior service cost	1,029	1,026	1,023
Actuarial (gain)/ loss	(10)	(2,039)	53

Net periodic pension cost (credit)	$1,248	$(2,864)	$248

      Certain assumptions used in determining the pension expense related to the Hourly plan and Salaried plan were as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2001	2000	1999

Assumptions:
Discount rate	7.50%	7.50%	6.50%
Rate of increase in future compensation levels	4.50%	4.50%	4.50%
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%

RIVERWOOD HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 — PENSIONS — (Continued)

(B) FUNDED STATUS

      The funded status of the Company’s U.S. Hourly plan and Salaried plan as of December 31, were as follows:

(In thousands of dollars)	2001	2000

Change in benefit obligation:
Benefit obligation at beginning of year	$220,881	$206,445
Service cost	5,142	4,806
Interest cost	16,106	15,444
Actuarial (gain) loss	(504)	6,085
Amendments	130	1,423
Benefits paid	(13,511)	(13,322)

Benefit obligation at end of year	$228,244	$220,881

Change in plan assets:
Fair value of plan assets at beginning of year	$253,831	$266,455
Actual return on plan assets	(12,783)	670
Employer contributions	29	28
Benefits paid	(13,511)	(13,322)

Fair value of plan assets at end of year	$227,566	$253,831

Plan assets (less than) in excess of projected benefit obligation	$(678)	$32,950
Unrecognized net actuarial loss (gain)	9,252	(24,055)
Unrecognized prior service cost	2,206	3,105

Net amount recognized	$10,780	$12,000

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid pension cost	$13,601	$14,468
Accrued pension liability	(2,821)	(2,468)

Net amount recognized	$10,780	$12,000

Assumptions:
Discount rate	7.50%	7.50%
Rates of increase in future compensation levels	4.50%	4.50%

RIVERWOOD HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 — PENSIONS — (Continued)

INTERNATIONAL PENSION PLANS

(A) PENSION EXPENSE

      The international defined benefit pension plans are both noncontributory and contributory and are funded in accordance with applicable local laws. Assets of the funded plans are invested primarily in equities and fixed income securities. The pension or termination benefits are based primarily on years of service and the employees’ compensation.

      The pension expense related to the international plans consisted of the following:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(In thousands of dollars)	2001	2000	1999

Components of net periodic pension cost:
Service cost	$431	$1,229	$1,647
Interest cost	5,210	4,697	4,788
Expected return on plan assets	(5,485)	(5,384)	(5,406)
Amortizations:
Actuarial loss	2,072	—	1,947

Net periodic pension cost	$2,228	$542	$2,976

Assumptions:
Discount rate	5.75%	5.50%	5.50%
Rates of increase in future compensation levels	4.00%	4.00%	4.00%
Expected long-term rate of return on plan assets	6.00%	6.00%	6.50%

      Approximately 295 employees participate in a multi-employer pension plan that provides defined benefits to employees under certain union-employer organization agreements. Pension expense for this plan was $3.5 million, $4.0 million, and $4.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

      Effective March 31, 2001, the Company’s Defined Benefit Pension Plan in the U.K. (the “U.K. Plan”) was curtailed. No curtailment gain was recorded as the unrecognized net loss of the U.K. Plan at March 31, 2001 exceeded any gain calculated as a result of the curtailment. Effective March 31, 2001, the Company began a defined contribution savings plan in the U.K. to replace the curtailed U.K. Plan.

RIVERWOOD HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 — PENSIONS — (Continued)

(B) FUNDED STATUS

      The following table sets forth the funded status of the international pension plans as of December 31:

(In thousands of dollars)	2001	2000

Change in benefit obligation:
Benefit obligation at beginning of year	$101,529	$93,887
Service cost	431	1,229
Interest cost	5,210	4,697
Plan participants contributions	173	536
Amendments	—	—
Actuarial (gain) loss	(6,431)	4,461
Benefits paid	(4,358)	(3,281)

Benefit obligation at end of year	$96,554	$101,529

Change in plan assets:
Fair value of plan assets at beginning of year	$97,003	$96,784
Actual return on plan assets	(5,524)	490
Employer contributions	2,382	2,474
Plan participants contributions	173	536
Benefits paid	(4,358)	(3,281)

Fair value of plan assets at end of year	$89,676	$97,003

Plan assets less than projected benefit obligation	$(6,878)	$(4,526)
Unrecognized net actuarial loss	8,099	5,909

Net amount recognized	$1,221	$1,383

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid pension cost	$1,221	$1,383
Accrued pension liability	—	—

Net amount recognized	$1,221	$1,383

Assumptions:
Discount rate	5.75%	5.50%
Rates of increase in future compensation levels	4.00%	4.00%

      As of December 31, 2001 and 2000, accrued retirement contributions for the international pension plans included in Compensation and Employee Benefits on the Consolidated Balance Sheets were $1.4 million and $1.6 million, respectively.

DEFINED CONTRIBUTION PLANS

      The Company provides defined contribution plans for eligible U.S. employees. Salaried employees may make contributions of up to 16 percent of their compensation (6 percent pretax and 10 percent after tax). The Company matches 3 percent and may match up to a total of 6 percent of the eligible compensation, depending on the Company’s performance.

RIVERWOOD HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 — PENSIONS — (Continued)

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

NOTE 17 — OTHER POSTRETIREMENT BENEFITS

      The Company sponsors postretirement health care plans that provide medical and life insurance coverage to eligible salaried and hourly retired U.S. employees and their dependents. No postretirement medical benefits are offered to salaried employees who began employment after December 31, 1993.

      The other postretirement benefits expense consisted of the following:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(In thousands of dollars)	2001	2000	1999

Service cost	$272	$255	$291
Interest cost	1,669	1,645	1,663
Amortizations:
Prior service cost	(162)	(162)	(162)
Actuarial loss	151	124	184

Net periodic pension cost	$1,930	$1,862	$1,976

Assumptions:
Discount rate	7.5%	7.5%	6.5%
Initial health care cost trend rate	7.5%	5.5%	5.5%
Ultimate health care cost trend rate*	5.0%	4.5%	4.5%
Ultimate year*	2006	2001	2001

*	The salaried plan’s cost was capped beginning in 1999.

RIVERWOOD HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 — OTHER POSTRETIREMENT BENEFITS — (Continued)

      The accrued postretirement benefit obligation at December 31 was as follows:

(In thousands of dollars)	2001	2000

Change in benefit obligation:
Benefit obligation at beginning of year	$22,703	$24,242
Service cost	272	255
Interest cost	1,669	1,645
Actuarial loss (gain)	2,013	(564)
Assumptions	—	176
Benefits paid	(3,717)	(3,051)

Benefit obligation at end of year	$22,940	$22,703

Fair value of plan assets at end of year	—	—

Accumulated postretirement benefit obligation in excess of plan assets	$(22,940)	$(22,703)
Unrecognized net actuarial loss	2,660	860
Unrecognized prior service credit	(1,676)	(1,838)

Total accrued postretirement benefit obligation	$(21,956)	$(23,681)

Assumptions:
Discount rate	7.50%	7.50%
Initial health care cost trend rate	7.00%	7.50%
Ultimate health care cost trend rate *	5.00%	5.00%
Ultimate year*	2006	2006

	1 Percentage	1 Percentage
	Point Increase	Point Decrease

Health care trend rate sensitivity:
Effect on total of interest and service cost components	$26	$(24)
Effect on year-end postretirement benefit obligation	$234	$(211)

*	The salaried plan’s cost was capped beginning in 1999.

NOTE 18 — FOREIGN CURRENCY MOVEMENT EFFECT

      Net international currency transaction (losses) gains included in determining Income from Operations for the years ended December 31, 2001, 2000 and 1999 were $(1.4) million, $(0.1) million and $1.2 million, respectively.

RIVERWOOD HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19 — INCOME TAXES

      The U.S. and international components of (Loss) Income before Income Taxes and Equity in Net Earnings of Affiliates consisted of the following:

	As Restated
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(In thousands of dollars)	2001	2000	1999

U.S.	$(77,548)	$30,274	$(53,190)
International	14,513	9,778	(4,655)

(Loss) Income before Income Taxes and Equity in Net Earnings of Affiliates	$(63,035)	$40,052	$(57,845)

      The provisions for Income Tax Expense on (Loss) Income before Income Taxes and Equity in Net Earnings of Affiliates consisted of the following:

	As Restated
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(In thousands of dollars)	2001	2000	1999

Current:
U.S. Federal	$—	$850	$—
U.S. State and Local	1,651	(768)	1,787
International	4,976	2,927	2,149

Total Current	6,627	3,009	3,936

Income Tax Expense	$6,627	$3,009	$3,936

      A reconciliation of Income Tax Expense on (Loss) Income before Extraordinary Item and Cumulative Effect of a Change in Accounting Principle including Equity in Net Earnings of Affiliates at the federal statutory rate of 35% compared with the Company’s actual Income Tax Expense is as follows:

	As Restated
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(In thousands of dollars)	2001	2000	1999

Income (benefit) tax at U.S. statutory rate	$(22,062)	$15,193	$(17,757)
U.S. federal taxes — AMT	—	850	—
U.S. state and local tax (benefit)	1,651	(768)	1,787
Limitation on use of U.S. net operating losses	27,490	(11,771)	16,128
International tax rate differences	(1,087)	(1,637)	2,850
Foreign withholding tax	635	1,142	928

Income Tax Expense	$6,627	$3,009	$3,936

RIVERWOOD HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19 — INCOME TAXES — (Continued)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, were as follows:

	As Restated
(In thousands of dollars)	2001	2000

Property, plant and equipment	$(274,194)	$(263,786)
Other	(5,321)	(2,014)

Gross deferred tax liabilities	$(279,515)	$(265,800)

Net operating loss carryforwards	498,795	426,469
Other	(6,032)	6,955

Gross deferred tax assets	492,763	433,424

Valuation allowance	(219,747)	(174,859)

Net deferred tax liability	$(6,499)	$(7,235)

      The Company has determined that, as of both December 31, 2001 and 2000, it is more likely than not that no net deferred tax assets will be realized. The valuation allowance of $219.7 million and $174.9 million at December 31, 2001 and 2000, respectively, is maintained on net deferred tax assets for which the Company has not determined that realization is more likely than not.

      The U.S. federal net operating loss carryforward amount totals $1,136.4 million, and expires in 2012, 2013, 2019, 2020 and 2021 in the amounts of $85.0 million, $421.5 million, $295.0 million, $196.8 million and $138.1 million, respectively. International net operating loss carryforward amounts total $114.5 million of which $9.5 million expire through 2011 and $105.0 million have no expiration date.

      Undistributed earnings intended to be reinvested indefinitely by the international subsidiaries totaled approximately $42.0 million at December 31, 2001. No U.S. deferred income tax has been recorded on these undistributed earnings.

NOTE 20 — EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT

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

RIVERWOOD HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 21 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

      The following is a summary of the Company’s derivative instruments as of December 31, 2001 and the accounting policies it employs for each:

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

(In thousands of dollars)

SFAS No. 133 transition adjustment	$(1,094)
Reclassification to earnings	331
Current period decrease in fair value	(3,807)

Balance at December 31, 2001	$(4,570)

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

RIVERWOOD HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 21 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES — (Continued)

Derivatives not Designated as Hedges

      The Company has foreign currency forward contracts used to hedge the exposure associated with foreign currency denominated receivables. These contracts are presently being marked-to-market through the income statement and will continue to be marked-to-market through the income statement.

NOTE 22 — SUPPLEMENTAL CASH FLOW INFORMATION

      Cash paid for interest and cash paid (received), net of refunds, for income and franchise taxes was as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(In thousands of dollars)	2001	2000	1999

Interest	$145,752	$173,180	$169,623

Income and Franchise Taxes	$32,483	$5,780	$(5,293)

      See Note 15 to the Consolidated Financial Statements.

NOTE 23 — RESTRUCTURING ACTIVITIES

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

		Other
(In thousands of dollars)	Severance	Exit Costs	Total

Balance at 12/31/98	$21,205	$3,537	$24,742
Charges against accrual in 1999	(11,527)	(791)	(12,318)

Balance at 12/31/99	9,678	2,746	12,424
Net charges against accrual in 2000	(6,669)	(2,499)	(9,168)

Balance at 12/31/00	3,009	247	3,256
Net charges against accrual in 2001	(3,009)	(247)	(3,256)

Balance at 12/31/01	$—	$—	$—

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

RIVERWOOD HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 24 — BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

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

      The Company’s four separate geographic areas are the United States, Central/ South America, Europe and Asia-Pacific. The United States area includes paper mills, beverage and folding carton plants, and packaging machinery facilities. The Central/ South America area includes beverage and folding carton operations. The Europe area includes a coated recycled paperboard mill, beverage and folding carton operations, and a packaging machinery facility. The Asia-Pacific area includes beverage and folding carton operations.

RIVERWOOD HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 24 — BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION — (Continued)

      Business segment information is as follows:

	As Restated
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(In thousands of dollars)	2001	2000	1999

NET SALES:
Coated Board	$1,107,937	$1,065,813	$1,062,671
Containerboard	93,676	126,549	111,994

	$1,201,613	$1,192,362	$1,174,665

INCOME FROM OPERATIONS:
Coated Board	$139,808	$161,372	$151,453
Containerboard	(19,366)	5,183	(10,235)
Corporate(A)	(25,511)	53,934	(20,755)

	$94,931	$220,489	$120,463

CAPITAL EXPENDITURES:
Coated Board	$51,479	$57,669	$42,505
Containerboard	2,562	3,231	3,782
Corporate	3,256	1,162	19,731

	$57,297	$62,062	$66,018

DEPRECIATION AND AMORTIZATION:
Coated Board	$115,753	$123,893	$120,991
Containerboard	13,787	17,252	18,068
Corporate	7,603	2,396	3,538

	$137,143	$143,541	$142,597

	As Restated
(In thousands of dollars)	2001	2000	1999

IDENTIFIABLE ASSETS AT DECEMBER 31:
Coated Board(B)	$1,720,322	$1,734,802	$1,824,297
Containerboard(B)	191,598	287,335	293,852
Corporate(C)	108,681	99,220	244,993

	$2,020,601	$2,121,357	$2,363,142

RIVERWOOD HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 24 — BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION — (Continued)

      Business geographic area information is as follows:

	As Restated
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(In thousands of dollars)	2001	2000	1999

NET SALES:
United States	$986,462	$974,868	$966,006
Central/ South America	17,372	15,473	6,313
Europe	203,393	208,794	228,503
Asia Pacific	93,559	97,357	80,522
Eliminations(D)	(99,173)	(104,130)	(106,679)

	$1,201,613	$1,192,362	$1,174,665

INCOME FROM OPERATIONS:
United States	$69,933	$195,074	$131,070
Central/ South America	(4,023)	(925)	(1,954)
Europe	12,477	12,030	(2,779)
Asia Pacific	13,085	7,668	4,707
Eliminations(D)	3,459	6,642	(10,581)

	$94,931	$220,489	$120,463

	As Restated
(In thousands of dollars)	2001	2000	1999

IDENTIFIABLE ASSETS AT DECEMBER 31:
United States	$1,709,686	$1,805,760	$1,904,349
Central/ South America	29,330	35,851	10,803
Europe	147,050	142,502	165,799
Asia Pacific	25,428	38,569	36,228
Corporate(C)	108,681	99,220	244,993
Eliminations(D)	426	(545)	970

	$2,020,601	$2,121,357	$2,363,142

Notes:

(A)	Primarily consists of unallocated general corporate expenses and the gain on the sale of Igaras (see Note 6) in 2000.

(B)	Certain mill assets are allocated based on production.

(C)	Corporate assets are principally the equity investment in Igaras (up to the date of sale), (see Note 6), cash and equivalents, prepaid pension costs and other prepayments, deferred loan costs, deferred tax assets and a portion of property, plant and equipment.

(D)	Represents primarily the elimination of intergeographic sales and profits from transactions between the Company’s U.S., Europe, Asia-Pacific and Central/ South America operations.

NOTE 25 — RELATED PARTY TRANSACTIONS

      On November 18, 1999, the Company loaned $5.0 million to a principal employee in a non-interest bearing note due March 26, 2002. On December 19, 2001, the Company extended the maturity of the loan through March 26, 2007. At December 31, 2001 and 2000 this receivable was included in Other Assets on the Consolidated Balance Sheets.

RIVERWOOD HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 25 — RELATED PARTY TRANSACTIONS

      The Company receives certain management services provided by Clayton, Dubilier and Rice, Inc. (“CD&R”), an affiliate of an equity investor in the Company. Charges for such services, including reimbursement of expenses, totaled approximately $0.5 million, $0.6 million, and $0.6 million for the years ended December 31, 2001, 2000, and 1999, respectively, and were included in Selling, General and Administrative in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

NOTE 26 — NEW ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations”, which is effective January 1, 2002. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company adopted SFAS No. 141 on January 1, 2002 and does not believe that the adoption will have a significant impact on its financial position and results of operations.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The adoption of SFAS No. 142 will result in the discontinuation of amortization of goodwill recorded at December 31, 2001 of approximately $8 million annually. Intangible assets with a determinable life will continue to be amortized over that period. The Company will adopt SFAS No. 142 as of January 1, 2002 and does not believe that any impairment charges will result from the adoption.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective January 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, as well as eliminating the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company adopted SFAS No. 144 on January 1, 2002 and the adoption did not have a significant impact on its financial position and results of operations.

NOTE 27 — RESTATEMENT

      Subsequent to the issuance of the Company’s 2001 consolidated financial statements, the Company determined that its investment in Rengo should be accounted for using the equity method for the year ended December 31, 2001. As a result, the Company restated its 2001 consolidated financial statements from

RIVERWOOD HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 27 — RESTATEMENT

amounts previously reported to properly account for its investment in Rengo. The Company had previously consolidated Rengo into its consolidated financial statements beginning January 1, 2001.

      A summary of the significant effects of this restatement is as follows:

	As Previously		Deferred
	Reported	Rengo	Revenue(a)	As Restated

	(In thousands of dollars)
December 31, 2001:
Cash and Equivalents	$26,107	$(18,738)		$7,369
Receivables, net of Allowances	140,099	(18,690)		121,409
Accounts Payable	123,293	(27,322)		95,971
Other Accrued Liabilities	31,281	(6,931)	$5,535	29,885
Other Noncurrent Liabilities	59,316	(1,090)	(5,535)	52,691
Year Ended December 31, 2001:
Net Sales	1,249,886	(48,273)		1,201,613
Cost of Sales	1,002,059	(35,823)		966,236
Income from Operations	98,052	(3,121)		94,931
Equity in Net Earnings of Affiliates	—	993		993

	As Previously	Deferred
	Reported	Revenue(a)	As Restated

	(In thousands of dollars)
December 31, 2000:
Other Accrued Liabilities	$27,096	$6,380	$33,476
Other Noncurrent Liabilities	73,354	(6,380)	66,974

Note:

(a)	The Company has also restated its 2001 and 2000 Consolidated Balance Sheets to reflect the reclassification of $5.5 million and $6.4 million, respectively, from Other Noncurrent Liabilities to Other Accrued Liabilities. The amounts relate to deferred revenues to be realized in the next twelve months for payments the Company received in advance from packaging machinery use agreements.

RIVERWOOD HOLDING, INC.

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

      Results of operations for the four quarters of 2001 and 2000 are shown below:

				(Loss) Income
				Before Extraordinary
				Item and Cumulative
			Income	Effect of a Change in
(In thousands of dollars)	Net	Gross	From	Accounting	Net
(Quarter)	Sales(F)(G)	Profit(G)	Operations(G)	Principle(G)	(Loss) Income(G)

Company:
2001
First	$277,323	$48,900	$10,086	$(29,664)	$(30,162)
Second(A)	326,827	68,202	35,732	(4,670)	(7,440)
Third(B)	309,593	70,804	39,429	(1,827)	(7,782)
Fourth(C)	287,870	47,471	9,684	(32,508)	(32,508)

Total	$1,201,613	$235,377	$94,931	$(68,669)	$(77,892)

2000
First	$286,329	$58,301	$24,096	$(21,163)	$(21,163)
Second	321,725	72,933	43,349	(3,655)	(3,655)
Third	293,826	66,147	37,543	(9,297)	(9,297)
Fourth(D)(E)	290,482	71,130	115,501	74,514	72,397

Total	$1,192,362	$268,511	$220,489	$40,399	$38,282

Notes:

(A)	During the second quarter of 2001, the Company recorded an extraordinary charge to earnings of approximately $2.8 million, net of tax of nil, related to the write-off deferred debt issuance costs (see Note 20 in Notes to Consolidated Financial Statements).

(B)	During the third quarter of 2001, the Company recorded an extraordinary charge to earnings of approximately $6.0 million, net of tax of nil, related to the write-off deferred debt issuance costs (see Note 20 in Notes to Consolidated Financial Statements).

(C)	During the fourth quarter of 2001, the Company recorded a charge of $12.3 million related to LIFO inventory valuation. The net debit relating to LIFO inventory valuation for the year ended December 31, 2001, was $12.3 million (see Note 5 in Notes to Consolidated Financial Statements).

(D)	During the fourth quarter of 2000, the Company recorded a credit of $6.9 million related to LIFO inventory valuation. The net credit relating to LIFO inventory valuation for the year ended December 31, 2000, was $6.9 million (see Note 5 in Notes to Consolidated Financial Statements).

(E)	On October 3, 2000, the Company completed the sale of the jointly-held subsidiary Igaras and recognized a gain of approximately $70.9 million in accordance with the sale (see Note 6 in Notes to Consolidated Financial Statements). During the fourth quarter of 2000, the Company recorded an extraordinary charge to earnings of approximately $2.1 million, net of tax of nil, related to the write-off of the applicable portion of deferred debt issuance costs (see Note 20 in Notes to Consolidated Financial Statements).

(F)	The Company has reclassified the presentation of prior period Net Sales and Cost of Sales information to conform with the current presentation format and Emerging Issues Task Force 00-10, “Accounting for Shipping and Handling Fees and Costs”. Shipping and handling costs totaled $15.0 million in the first quarter of 2001, $17.0 million in the second quarter of 2001, $16.4 million in the third quarter of 2001, $16.5 million in the fourth quarter of 2001, $16.1 million in the first quarter of 2000, $17.2 million in the second quarter of 2000, $15.3 million in the third quarter of 2000 and $15.1 million in the fourth quarter of 2000. See Note 2 in Notes to Consolidated Financial Statements.

(G)	The quarterly financial information for 2001 is, by means of this filing, being restated to report the Company’s investment in Rengo using the equity method (see Note 27 in Notes to the Consolidated Financial Statements).

Selected Quarterly Financial Data

(In thousands of dollars)
(Quarter)

				(Loss) Income
				Before
				Extraordinary Item
				and Cumulative
			Income	Effect of a Change
	Net	Gross	from	in Accounting	Net
	Sales	Profit	Operations	Principle	(Loss) Income

First quarter 2001 as originally reported	$288,600	$50,719	$10,817	$(29,665)	$(30,164)
First quarter 2001 Rengo adjustment	(11,277)	(1,819)	(731)	1	2

First quarter 2001 as restated	$277,323	$48,900	$10,086	$(29,664)	$(30,162)

Second quarter 2001 as originally reported	340,873	73,172	36,918	(4,672)	(7,442)
Second quarter 2001 Rengo adjustment	(14,046)	(4,970)	(1,186)	2	2

Second quarter 2001 as restated	$326,827	$68,202	$35,732	$(4,670)	$(7,440)

Third quarter 2001 as originally reported	321,682	74,170	40,116	(1,828)	(7,782)
Third quarter 2001 Rengo adjustment	(12,089)	(3,366)	(687)	1	—

Third quarter 2001 as restated	$309,593	$70,804	$39,429	$(1,827)	$(7,782)

Fourth quarter 2001 as originally reported	298,731	49,766	10,201	(32,508)	(32,508)
Fourth quarter 2001 Rengo adjustment	(10,861)	(2,295)	(517)	0	0

Fourth quarter 2001 as restated	$287,870	$47,471	$9,684	$(32,508)	$(32,508)

Full Year 2001 as originally reported	$1,249,886	$247,827	$98,052	$(68,673)	$(77,896)
Full Year 2001 Rengo adjustment	(48,273)	(12,450)	(3,121)	4	4

Full Year 2001 as restated	$1,201,613	$235,377	$94,931	$(68,669)	$(77,892)

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Directors of Riverwood Holding, Inc.:

      We have audited the accompanying consolidated balance sheets of Riverwood Holding, Inc. and subsidiaries (the “Company”) as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      As discussed in Note 27 to the consolidated financial statements, the accompanying 2001 consolidated financial statements have been restated.

DELOITTE & TOUCHE LLP

Atlanta, Georgia

February 15, 2002
(April 10, 2003 as to Note 27)

MANAGEMENT’S REPORT

      The accompanying consolidated financial statements have been prepared by Management in conformity with accounting principles generally accepted in the United States of America. The representations in the financial statements and the fairness and integrity of such statements are the responsibility of Management. All of the other financial information in the Annual Report and Form 10-K/A is consistent with the financial statements.

      The financial statements necessarily include some amounts that are based on Management’s best estimates and judgments. Management believes that the financial statements reflect, in all material respects, the substance of transactions that should be included and appropriately account for or disclose all material uncertainties.

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

      Oversight of Management’s financial reporting and internal accounting control responsibilities is exercised by the Board of Directors through the Audit Committee, which consists solely of outside directors. The Audit Committee meets at least quarterly with financial management and the Independent Auditors to review how each is carrying out its responsibilities and to discuss matters concerning auditing, internal accounting control and financial reporting. The Independent Auditors have free access to meet with the Audit Committee without Management’s presence.

Stephen Humphrey Chief Executive Officer and President	Daniel J. Blount Senior Vice President and Chief Financial Officer

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no such changes in or disagreements with accountants on accounting or financial disclosure.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

      The names, ages as of March 1, 2002 and positions of the current directors of the Company and executive officers of Riverwood are set forth below.

Name	Age	Position

Stephen M. Humphrey	57	President, Chief Executive Officer and Director
Thomas M. Gannon	52	Chief Operating Officer
Daniel J. Blount	46	Senior Vice President and Chief Financial Officer
Wayne E. Juby	54	Senior Vice President, Human Resources
Steven D. Saucier	48	Senior Vice President, Paperboard Operations
B. Charles Ames	76	Chairman and Director
Kevin J. Conway	43	Director
Leon J. Hendrix, Jr.	60	Director
Hubbard C. Howe	73	Director
Alberto Cribiore	56	Director
Brian J. Richmand	48	Director
Lawrence C. Tucker	59	Director
Samuel M. Mencoff	45	Director
G. Andrea Botta	48	Director
Gianluigi Gabetti	77	Director

      Stephen M. Humphrey is the President and Chief Executive Officer and a director of Holding, RIC Holding and Riverwood. Mr. Humphrey joined Riverwood in March 1997. From 1994 through 1996, Mr. Humphrey was Chairman, President and Chief Executive Officer of National Gypsum Company, a manufacturer and supplier of building products and services. From 1981 until 1994 Mr. Humphrey was employed by Rockwell International Corporation, a manufacturer of industrial automation products, telecommunications systems and automotive components products and systems (“Rockwell”), where he held a number of key executive positions.

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

      Daniel J. Blount is Senior Vice President and Chief Financial Officer of Holding, RIC Holding and Riverwood since September 1999. Mr. Blount was named Vice President and Chief Financial Officer of Holding, RIC Holding and Riverwood in September 1998. Prior to joining Riverwood, Mr. Blount spent 13 years at Montgomery Kone, Inc., an elevator, escalator and moving ramp product manufacturer, installer and service provider, most recently as Senior Vice President, Finance. From 1983 until 1985, Mr. Blount was an international auditor at United Technologies Corporation, where he conducted and led operational and financial audits of subsidiary companies, mainly outside the United States. From 1979 until 1983, Mr. Blount served in various positions at Ernst and Whinney, most recently as Audit Manager.

      Wayne E. Juby is Senior Vice President, Human Resources of Holding, RIC Holding and Riverwood, positions he assumed in April 2001. Mr. Juby joined Riverwood in November 2000. From November 2000 until April 2001, Mr. Juby was Director, Corporate Training, of Riverwood. From 1997 until November 2000, Mr. Juby was in retirement. From 1994 until 1996, Mr. Juby was Vice President, Human Resources, of National Gypsum Company.

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

      B. Charles Ames is Chairman of the Boards of Holding, RIC Holding and Riverwood and has served as one of the directors of Holding, RIC Holding and Riverwood since October 1996. Since 1987, Mr. Ames has been a principal of Clayton, Dubilier & Rice, Inc., a New York-based private investment firm (“CD&R”). Mr. Ames is a director of CD&R Investment Associates II, Inc. (“Associates II Inc.”), a Cayman Islands exempted company that is the managing general partner of CD&R Associates V Limited Partnership, a Cayman Islands exempted limited partnership (“Associates V”), the general partner of Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership (“CD&R Fund V”). Mr. Ames is also a limited partner of Associates V and serves as a director of Remington Arms Company, Inc., a manufacturer of sporting goods products for the hunting, shooting sports and fishing markets (“Remington”), and its parent RACI Holding, Inc. (“RACI”). RACI is a company in which an investment fund managed by CD&R has an investment. He is also a director of Kinko’s, The Progressive Corporation, Schulte GmbH & Co., KG, and Lexmark International, Inc.

      Kevin J. Conway has served as one of the directors of Holding, RIC Holding and Riverwood since December 1995 and is a principal of CD&R, a director of Associates II Inc. and a limited partner of Associates V. Mr. Conway is also a director of Allied Worldwide, a moving services and logistics company and Covansys, an IT services company. Prior to joining CD&R in 1994, Mr. Conway worked at Goldman, Sachs & Co., an investment banking firm.

      Leon J. Hendrix, Jr. has served as one of the directors of Holding, RIC Holding and Riverwood since March 1996 and is the Chairman and a director of Remington and RACI. He was a principal of CD&R from 1993 until 2000. From 1973 until 1993, Mr. Hendrix was employed by Reliance Electric Company, a manufacturer of industrial drives, electrical motors and telecommunications equipment, most recently as its Chief Operating Officer and a director. Mr. Hendrix serves as a director of Keithley Instruments, Inc., a manufacturer of electronic test and measurement instruments and systems, NACCO Industries Inc., a manufacturer of forklift trucks and small electric appliances, a supplier of kitchenware, and the mining and marketing of fuel for power generation by electric utilities, and Cambrex Corporation, an international manufacturer of a broad line of specialty and fine chemicals.

      Hubbard C. Howe has served as one of the directors of Holding, RIC Holding and Riverwood since March 1996 and was a principal of CD&R from 1990 until his retirement in 1998. Mr. Howe is a limited partner of Associates V. Mr. Howe has served as Chairman and a director of A.P.S., Inc., a distributor of automotive replacement parts (“A.P.S.”), and its parent corporation, APS Holding Corporation, a corporation in which an investment fund managed by CD&R had an investment (“APS Holding”), since prior to 1993. Mr. Howe served as interim Chief Executive Officer of A.P.S. and APS Holding from March 1997 until January 1998. On February 2, 1998, A.P.S. and several of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware. APS was liquidated in 1999. Mr. Howe has been a director of Remington and

RACI since 1993, and was Chairman and Chief Executive Officer of Remington and RACI until December 1997. Mr. Howe served as Vice Chairman from February 1994 until November 1997, and as Chairman from prior to 1993 until February 1994, of Nu-kote International, Inc., a printing supplies manufacturer, and its parent Nu-kote Holding, Inc., a corporation in which an investment fund managed by CD&R had an investment.

      Alberto Cribiore has served as one of the directors of Holding, RIC Holding and Riverwood since December 1995 and is currently, since 1997, the Managing Principal of Brera Capital Partners, LLC, a private equity investment firm in New York. Mr. Cribiore serves on the Board of Directors of Western Industries, Inc., Classic Cable, Inc. and GAB Robins North America. Mr. Cribiore was a principal of CD&R from 1985 to March 1997 and a co-President of CD&R from 1995 to March 1997. Mr. Cribiore also serves as a director of Hansberger Global Investors, Inc., an international money management firm. Mr. Cribiore also currently serves as the Chairman and a director of Global Decisions Group, LLC, the parent company of Cambridge Energy Research Associates, Inc., a leading strategic knowledge firm focusing on the energy industry.

      Brian J. Richmand has served as one of the directors of Holding, RIC Holding and Riverwood since March 1996 and has served as a Special Limited Partner of J.P. Morgan Partners LLC (formerly Chase Capital Partners), since January 1, 2000, and as a General Partner of J.P. Morgan Partners LLC from August 1, 1993 to December 31, 1999. Prior to joining J.P. Morgan Partners LLC, Mr. Richmand was a partner at the law firm of Kirkland & Ellis. Mr. Richmand is also currently a director of Reiman Publishing, LLC, Transtar Metals, LLC and EMP Group, L.L.C. J.P. Morgan Partners LLC is an affiliate of J.P. Morgan Partners (BHCA), L.P.

      Lawrence C. Tucker has served as one of the directors of Holding, RIC Holding and Riverwood since March 1996 and has been a General Partner of Brown Brothers Harriman & Co., a private banking firm, since 1979. He also serves as an advisory director of WorldCom, Inc., an international provider of telecommunications, data and Internet services, WorldCom Ventures, Inc., a venture capital fund, National Healthcare Corp., an owner, operator and manager of long-term care facilities, retirement apartments and assisted living units, VAALCO Energy Inc., an international oil and gas exploration company, US Unwired, Inc., a digital wireless telephone carrier, Z-tel Technologies, Inc., a provider of voice and enhanced communications services to residential customers and other carriers, Digex, Inc., a provider of web hosting and related services and Xspedius, Inc., a competitive local exchange company. Brown Brothers Harriman & Co. is the general partner of The 1818 Fund, L.P., The 1818 Fund II, L.P. (“1818 Fund”), The 1818 Fund III, L.P., The 1818 Mezzanine Fund, L.P. and The 1818 Mezzanine Fund II, L.P.

      Samuel M. Mencoff has served as one of the directors of Holding, RIC Holding and Riverwood since March 1996 and has been employed principally as a Managing Director of Madison Dearborn Partners, LLC, a private equity investment firm, which he co-founded in January, 1993. From 1987 until 1993, Mr. Mencoff served as Vice President of First Chicago Venture Capital, a private equity investment firm. Mr. Mencoff is a director of Buckeye Technologies Inc., a manufacturer of specialty cellulose pulps and non-woven fiber products, Bay State Paper Holding Company, a producer of recycled containerboard and related products and Packaging Corporation of America, an integrated producer of containerboard and corrugated packaging products.

      G. Andrea Botta has served as one of the directors of Holding, RIC Holding and Riverwood since March 1996 and has been a managing director of Morgan Stanley from September 5, 1999. Previously he was President of EXOR America, Inc. (formerly IFINT-USA Inc.) (“EXOR America”) from 1993 until September 5, 1999 and for more than five years prior thereto, Vice President of Acquisitions of IFINT-USA, Inc. Mr. Botta is also a director of Key 3 Media.

      Gianluigi Gabetti has served as one of the directors of Holding, RIC Holding and Riverwood since September 1999 and has been Vice Chairman of IFI S.p.A. — Istituto Finanziario Industriale (the holding company of the Agnelli family) since 1993, and had been its Chief Executive Officer from 1972 to 1993. Mr. Gabetti is also a director of IFIL — Finanziaria di Partecipazioni, a holding company of the Agnelli Group. Mr. Gabetti had been a director of FIAT S.p.A. from 1971 to 1999 where, upon mandatory retirement, he was appointed Director Emeritus. Mr. Gabetti is also Vice Chairman of EXOR Group, an international investment holding company of the Agnelli Group; Chairman of FIAT U.S.A., the U.S. arm of the Italian industrial group; and a director of Club Mediterranee S.A., an international leisure and travel organization.

Election and Compensation of Directors

      All directors are elected annually and hold office until their successors are elected and qualified, or until their earlier removal or resignation. The Stockholders Agreement entered into among Holding and each of CD&R Fund V, EXOR Group S.A. (“EXOR”), 1818 Fund, HWH Investment Pte Ltd, J.P. Morgan, First Plaza Group Trust, Madison Dearborn Capital Partners, L.P. and Wolfensohn-River LLC (collectively, the “Equity Investors”), provides that CD&R Fund V is entitled to nominate five persons, EXOR is entitled to nominate two persons, the 1818 Fund is entitled to nominate one person and Madison Dearborn Capital Partners, L.P. is entitled to nominate one person to serve on the Boards of Directors (the “Boards”) of each of Holding, RIC Holding and Riverwood. There is also an understanding between J.P. Morgan Partners (BHCA), L.P. (formerly Chase Equity Associates, L.P.) (“J.P. Morgan”) and CD&R Fund V with respect to the nomination of CD&R Fund V’s fifth nominee to such Boards. CD&R Fund V exercised its intention to nominate a designee of J.P. Morgan (the “J.P. Morgan Designee”) as its nominee to such Boards; however, J.P. Morgan does not have a legally enforceable right to such directorship. The Chairman of each of the Boards is to be selected from one of the CD&R Fund V nominees (other than the J.P. Morgan Designee). Each of the Boards of Holding, RIC Holding and Riverwood has an Executive Committee, a Compensation and Benefits Committee and an Audit Committee. The Executive Committee consists of the Chief Executive Officer, two of the CD&R Fund V-nominated directors (other than the J.P. Morgan Designee), one of the EXOR-nominated directors and the director nominated by 1818 Fund. The Compensation and Benefits Committee consists of two of the CD&R Fund V-nominated directors (other than the J.P. Morgan Designee), one of the EXOR-nominated directors and two directors nominated by the Equity Investors other than CD&R Fund V and EXOR (but including the J.P. Morgan Designee) (the “Other Investors”). The Audit Committee consists of one of the CD&R Fund V-nominated directors (other than the J.P. Morgan Designee), one of the EXOR-nominated directors, two of the Other Investor-nominated directors and one independent director. The Executive Committee’s current members are Messrs. Ames, Botta, Conway, Humphrey and Tucker. The members of the Compensation and Benefits Committee are currently Messrs. Hendrix, Ames, Botta and Cribiore; and the Audit Committee consists of Messrs. Tucker, Conway, Mencoff and Richmand.

      Non-employee directors who are not employed by or affiliated with CD&R will receive compensation for their services on the Boards of $30,000 per year plus $2,500 per board meeting attended. Currently, two of the Company’s directors are employees of CD&R, to which the Company pays fees for management and financial consulting services. See “Item 13. Certain Relationships and Related Transactions.”

ITEM 11.  EXECUTIVE COMPENSATION

Management Compensation Summary

      The following table summarizes the compensation paid for services rendered during the fiscal years indicated below by the Company to the Chief Executive Officer and the four most highly compensated executive officers (the “Named Executive Officers”).

						Long-Term
						Compensation Award
	Annual Compensation
						Securities
		Salary	Bonus	Other Annual		Underlying	All Other
Name	Year	$	$	Compensation($)(1)		Stock Options	Compensation(9)

Stephen M. Humphrey	2001	$807,667	$—	$282,535	(2)	—	—
President and Chief	2000	766,000	350,000	284,040	(3)	—	—
Executive Officer	1999	558,833	511,612	119,295	(4)	75,000	—
Thomas M. Gannon	2001	$380,250	$—	$6,471		—	$5,100
Chief Operating Officer	2000	343,167	200,000	6,305		—	5,100
	1999	318,167	353,782	—		24,000	8,789
Daniel J. Blount	2001	$262,583	$—	—		—	—
Sr. Vice President and	2000	239,000	130,000	—		—	—
Chief Financial Officer	1999	210,000	192,255	—		15,000	—
Steven D. Saucier	2001	$270,917	$—	$67,841	(5)	—	$5,100
Sr. Vice President,	2000	246,083	200,000	20,043	(6)	—	5,100
Paperboard Operations	1999	225,000	205,988	113,406	(7)	25,667	8,789
Wayne E. Juby	2001	$188,542	$—	$33,046	(8)	—	$5,100
Sr. Vice President,	2000	—	—	—		—	—
Human Resources	1999	—	—	—		—	—

(1)	Except as otherwise noted, amounts consist of certain taxable perquisites the value of none of which exceeded 25% of the total value of the perquisites provided.
(2)	Includes $9,685 of perquisites. Also includes $272,850, which is the amount of interest that would have been paid on a $5,000,000 non-interest bearing loan made by Holding to the named Executive Officer had such loan borne interest at 5.49% per annum through December 18, 2001 and 3.93% per annum from December 19, 2001, the applicable federal rates at the time such loan was made and extended respectively.
(3)	Includes $9,540 of perquisites. Also includes $274,500 which is the amount of interest that would have been paid by the Named Executive Officer on a $5,000,000 non-interest bearing loan made by Holding to the Named Executive Officer had such loan borne interest at 5.49% per annum, the applicable federal rate at the time such loan was made.
(4)	Includes $86,957 of perquisites of which $76,898 consisted of tax reimbursements paid in respect of certain taxable perquisites. Also includes $32,338 which is the amount of interest that would have been paid by the Named Executive Officer on a $5,000,000 non-interest bearing loan made by Holding to the Named Executive Officer had such loan borne interest at 5.49% per annum, the applicable federal rate at the time such loan was made.
(5)	Includes $7,841 of perquisites. Also, includes $60,000 of income attributable to the purchase of shares below the estimated fair market value of Holding Common Stock.
(6)	Includes $5,043 of perquisites of which $100 consisted of tax reimbursements paid in respect of certain taxable perquisites. Also, includes $15,000 of income attributable to the purchase of shares below the estimated fair market value of Holding Common Stock.
(7)	Includes $78,632 of tax reimbursements paid in respect of taxable perquisites.
(8)	Includes $13,555 of tax reimbursements paid in respect of taxable perquisites.
(9)	Amounts consist of Company contributions on behalf of the Named Executive Officers to the Company’s savings plan.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

      The following table sets forth information for each Named Executive Officer with regard to stock option exercises during 2001 and the aggregate value of options held at December 31, 2001.

			Number of Securities	Value of Unexercised
			Underlying Unexercised	in-the-Money
			Options/SARs at	Options/SARs at Fiscal
			Fiscal Year-End	Year-End($)
Shares
	Acquired	Value	Exercisable/	Exercisable/
Name	on Exercise(#)	Realized($)	Unexercisable	Unexercisable(1)

S. Humphrey	—	—	206,875/93,125	$8,458,325/$3,166,675
T. Gannon	—	—	20,493/26,007	$409,860/$ 520,140
D. Blount	—	—	5,123/ 9,877	$102,460/$ 197,540
S. Saucier	—	—	8,841/16,826	$176,820/$ 336,520
W. Juby	—	—	—/—	$ —/—

(1)	The dollar amounts set forth under this heading are calculated based on a price per share of Holding Common Stock of $120, the estimated fair market value of Holding Common Stock as of December 31, 2001 as determined considering a wide variety of factors including a valuation report from an independent outside firm and approved by the Executive Committee of the Board of Directors, minus the exercise price for such options.

Pension Plan

      All U.S. salaried employees who satisfy the service eligibility criteria are participants in the Riverwood International Employees Retirement Plan (the “Retirement Plan”). Pension benefits under the Retirement Plan are limited in accordance with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), governing tax qualified pension plans. The Company has adopted a Supplemental Pension Plan (the “Supplemental Plan” and, together with the Retirement Plan, the “Pension Plans”) that provides for payment to participants of the retirement benefits equal to the excess of the benefits that would have been earned by each such participant had the limitations of the Code not applied to the Retirement Plan and the amount actually earned by such participant under the Retirement Plan. Each of the Named Executive Officers is eligible to participate in the Pension Plans. Benefits under the Supplemental Plan are not pre-funded; such benefits are paid by the Company when due. The Pension Plan Table below sets forth the estimated annual benefits payable upon retirement, including amounts attributable to the Supplemental Plan, for specified remuneration levels and years of service.

Pension Plan Table

	Years of Service

Remuneration	5	10	15	20	25	30	35

$ 125,000	$8,083	$16,166	$24,249	$32,332	$40,416	$48,499	$56,582
150,000	9,833	19,666	29,499	39,332	49,166	58,999	68,832
175,000	11,583	23,166	34,749	46,332	57,915	69,499	81,082
200,000	13,333	26,666	39,999	53,332	66,666	79,999	93,332
225,000	15,083	30,166	45,249	60,332	75,416	90,499	105,582
250,000	16,833	33,666	50,499	67,332	84,165	100,999	117,832
300,000	20,333	40,666	60,999	81,332	101,666	121,999	142,332
400,000	27,333	54,666	81,999	109,332	136,665	163,999	191,332
450,000	30,833	61,666	92,499	123,332	154,166	184,999	215,832
500,000	34,333	68,666	102,999	137,332	171,666	205,999	240,332
600,000	41,333	82,666	123,999	165,332	206,666	247,999	289,332
700,000	48,333	96,666	144,999	193,332	241,665	289,999	338,332
800,000	55,333	110,666	165,999	221,332	276,666	331,999	387,332
900,000	62,333	124,666	186,999	249,332	311,666	373,999	436,332
1,000,000	69,333	138,666	207,999	277,332	346,666	415,999	485,332

(A)	Had the Named Executive Officers in the Summary Compensation Table retired as of December 31, 2001, their respective five-year average salaries, plus bonuses, for purposes of the table set forth above, would have been as follows: Mr. Blount, $342,337; Mr. Gannon, $495,354; Mr. Humphrey, $959,708; Mr. Juby, $144,271; and Mr. Saucier, $343,247.

(B)	On December 31, 2001, the Named Executive Officers in the Summary Compensation Table had the following years of credited service under the Retirement Plan: Mr. Blount 4; Mr. Gannon, 4; Mr. Humphrey, 5; Mr. Juby 1; and Mr. Saucier, 3.
(C)	Salary as defined in the Retirement Plan includes payment under the annual incentive compensation plan but excludes payments under any equity incentive plan of the Company or Predecessor Company.

Employment Agreements

      Each of Messrs. Humphrey, Gannon, Blount, Saucier and Juby are parties to employment agreements with the Company. Mr. Humphrey’s agreement was entered into on March 31, 1997, and has an initial term of five years that automatically extends for additional one-year periods following the expiration of the initial term. The agreements with Messrs. Gannon, Blount, Saucier and Juby, entered into as of July 14, 1997, September 1, 1998, November 1, 1998 and May 1, 2001, have an initial three year term that also automatically extends for additional one-year periods following the expiration of the initial term. The agreements provide for minimum base salaries of at least $500,000, $265,000, $200,000, $225,000 and $225,000, for each of Messrs. Humphrey, Gannon, Blount, Saucier and Juby, respectively, and for bonuses and other benefits set forth in the Summary Compensation Table. Mr. Saucier’s employment agreement provides that he will apply the after-tax proceeds of his bonuses for 1999 and 2000 toward the purchase of 5,000 shares of Holding Common Stock. In the event of termination of employment by the Company without cause or by the executive for good reason (in each case as defined in the respective employment agreement), the agreements provide for severance of a pro rata incentive bonus for the year in which termination of employment occurs and base salary and continued welfare benefits for, in the case of Mr. Humphrey, the remainder of the employment term or, if shorter, three years, or in the case of Messrs. Gannon, Blount, Saucier and Juby, the longer of the reminder of the employment term, one year or one month for each year of service. The agreements also contain certain non-competition and nonsolicitation provisions.

Certain Change in Control Arrangements

      Under the Company’s Stock Incentive Plan and Supplemental Long-Term Incentive Plan, in the event of a change in control (as defined in the plans), the Company may be obligated to make certain payments to the Named Executive Officers and options held by those individuals may vest.

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

      Holding owns all of the outstanding common stock of RIC Holding. RIC Holding owns all of the outstanding common stock of Riverwood. As of March 1, 2002, the Holding Common Stock was beneficially owned as follows:

	Number of	Percent of
Name of Beneficial Owner	Shares	Class

Clayton, Dubilier & Rice Fund V Limited Partnership(1)	2,250,000	29.7%
1403 Foulk Road Suite 106 Wilmington, DE 19803
EXOR Group S.A.(2)	2,250,000	29.7
22-24, Boulevard Royal L-2449 Luxembourg
The 1818 Fund II, L.P.(3)	750,000	9.9
c/o Brown Brothers Harriman & Co. 59 Wall Street New York, NY 10005
HWH Investment Pte Ltd(4)	700,000	9.3
250 North Bridge Road Singapore 179101 Republic of Singapore
J.P. Morgan Partners (BHCA), L.P.(5)	500,000	6.6
1221 Avenue of the Americas New York, NY 10020
First Plaza Group Trust(6)	500,000	6.6
Mellon Bank, N.A., as Trustee c/o General Motors Investment Management Corporation 767 Fifth Avenue New York, NY 10153
Madison Dearborn Capital Partners, L.P.(7)	500,000	6.6
Three First National Plaza Chicago, IL 60602
Wolfensohn-River LLC	50,000	0.7
130 Liberty Avenue New York, NY 10006

Total Equity Investors	7,500,000	99.1%

B. Charles Ames(8)	0	—
Kevin J. Conway(8)	0	—
Leon J. Hendrix, Jr.(8)	0	—
Hubbard C. Howe(8)	0	—
Alberto Cribiore(8)	0	—
Brian J. Richmand	0	—
Samuel M. Mencoff(7)	0	—
Lawrence C. Tucker(3)	0	—
G. Andrea Botta	0	—
Gianluigi Gabetti	0	—
Stephen M. Humphrey(9)	216,875	(10)
Thomas M. Gannon(9)	26,493	(10)
Steven D. Saucier(9)	12,841	(10)
Daniel J. Blount(9)	8,123	(10)
All directors and executive officers as a group (15 persons)(3)(7)(8)(9)	264,332	3.5%
Total Management Investors(11)	66,180	0.9%
Total Equity Investors and Management Investors(11)	7,566,180	100%

(1)	CD&R Associates V Limited Partnership, a Cayman Islands exempted limited partnership (“CD&R Associates V”), is the general partner of Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership (“CD&R Fund V”), and has the power to direct CD&R Fund V as to the voting and disposition of shares held by CD&R Fund V. CD&R Investment Associates II, Inc., a Cayman Islands exempted company (“Investment Associates II”), is the managing general partner of CD&R Associates V and has the power to direct CD&R Associates V as to its direction of CD&R Fund V’s voting and disposition of the shares held by CD&R Fund V. No person controls the voting and dispositive power of Investment Associates II with respect to the shares owned by CD&R Fund V. Each of CD&R Associates V and Investment Associates II expressly disclaims beneficial ownership of the shares owned by CD&R Fund V. The business address for each of CD&R Fund V, CD&R Associates V and Investment Associates II is 1403 Foulk Road, Suite 106, Wilmington, Delaware 19803.
(2)	Reflects transfer on March 2, 1999 of shares formerly held by FIMA Finance Management Inc. to EXOR Group S.A. Giovanni Agnelli e C. S.A.P.A.Z., an Italian Company, is the beneficial owner of more than 60% of the equity interests of EXOR Group S.A. The business address for EXOR Group S.A. is 22-24, Boulevard Royal, L-2449 Luxembourg.
(3)	Mr. Tucker may be deemed to share beneficial ownership of the shares owned of record by The 1818 Fund II, L.P. by virtue of his affiliation with such organization. Mr. Tucker expressly disclaims any such beneficial ownership. The business address for The 1818 Fund II, L.P. is c/o Brown Brothers Harriman & Co., 140 Broadway, 16th Floor, New York, NY 10005.
(4)	The beneficial owner of HWH Investment Pte Ltd is Government of Singapore Investment Corporation (Ventures) Pte Ltd which is beneficially owned by Minister for Finance Inc of the Government of Singapore. The business address for HWH Investment Pte Ltd is 250 North Bridge Road, Singapore 179101, Republic of Singapore.
(5)	J.P. Morgan Partners (BHCA), L.P., formerly known as Chase Equity Associates, L.P., purchased shares of the Class B Common Stock which do not have voting rights. The business address for J.P. Morgan Partners (BHCA), L.P. is 1221 Avenue of the Americas, New York, NY 10020.
(6)	First Plaza Group Trust is a trust under and for the benefit of certain employee benefit plans, or the plans. General Motors Investment Management Corporation, or GMIMCo, serves as the investment advisor to First Plaza Group Trust and under the Employee Retirement Income Security Act of 1974, as amended, has the power to direct the voting and disposition of the shares listed above although it has no pecuniary interest therein. JPMorgan Chase Bank is the trustee with respect to First Plaza Group Trust. The shares are held by the trustee for the benefit of the plans and the participants therein. These statements should not be deemed an admission that any of GMIMCo, the trustee or First Plaza Group Trust is the beneficial owner of such shares. The business address for First Plaza Group Trust is JPMorgan Chase Bank, N.A., as Trustee, c/o General Motors Investment Management Corporation, 767 Fifth Avenue, New York, NY 10153.
(7)	Mr. Mencoff may be deemed to share beneficial ownership of the shares owned of record by Madison Dearborn Capital L.P. by virtue of his affiliation with such organization. Mr. Mencoff expressly disclaims any such beneficial ownership. The business address for Madison Dearborn Capital Partners, L.P., is Three First National Plaza, Chicago, IL 60602.
(8)	Excludes shares of Holding Common Stock owned by CD&R Fund V, as to which Messrs. Ames, Conway, Hendrix, Howe and Cribiore may be deemed to share beneficial ownership or have an economic interest. See footnote (1).
(9)	Includes options to purchase 206,875; 20,493; 8,841; and 5,123 shares of Holding Common Stock which may be exercised by Messrs. Humphrey, Gannon, Saucier and Blount, respectively.

(10)	Less than 1%.
(11)	Excludes options to purchase shares of Holding Common Stock. As of March 1, 2002, a total of 83,570 shares of management investor stock have been repurchased as a result of death, resignation and other termination of employment. As of March 1, 2002, Mr. Humphrey and the Named Executive Officers owned an aggregate of 23,000 shares of Holding Common Stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      CD&R Fund V, which is one of Holding’s largest stockholders, is a private investment fund managed by CD&R. Amounts contributed to CD&R Fund V by its limited partners are invested at the discretion of the general partner in equity or equity-related securities of entities formed to effect leveraged acquisition transactions and in the equity of corporations where the infusion of capital, coupled with the provision of managerial assistance by CD&R, can be expected to generate returns on investments comparable to returns historically achieved in leveraged buyout transactions. The general partner of CD&R Fund V is CD&R Associates V, and the general partners of CD&R Associates V are Investment Associates II, CD&R Investment Associates, Inc., a Delaware corporation, and CD&R Cayman Investment Associates, Inc., a Cayman Islands exempted company. Mr. Ames, who is a principal of CD&R, a director of Investment Associates II and a limited partner of CD&R Associates V, is Chairman of Holding, RIC Holding and Riverwood. Mr. Conway, who is a principal of CD&R, a director of Investment Associates II and a limited partner of CD&R Associates V, is a director of Holding, RIC Holding and Riverwood. Mr. Hendrix, who was until recently a principal of CD&R and a limited partner of CD&R Associates V, is a director of Holding, RIC Holding and Riverwood. Mr. Howe, who was until recently a principal of CD&R and continues to be a limited partner of CD&R Associates V, is a director of Holding, RIC Holding and Riverwood. See “Item 10. Directors & Executive Officers of the Registrant — Directors & Executive Officers.” CD&R Fund V purchased $225 million of equity of Holding in connection with the Merger.

      CD&R is a private investment firm which is organized as a Delaware corporation. CD&R is the manager of a series of investment funds, including CD&R Fund V. CD&R generally assists in structuring, arranging financing for and negotiating the transactions in which the funds it manages invest. After the consummation of such transactions, CD&R generally provides management and financial advisory and consulting services to the companies in which its investment funds have invested during the period of such fund’s investment. Such services include helping the company to establish effective banking, legal and other business relationships and assisting management in developing and implementing strategies for improving the operational, marketing and financial performance of the company.

      In April 1996, CD&R began to receive monthly payments of an aggregate annual fee of $375,000 for providing management and financial consulting services to the Company and reimbursement of out-of-pocket expenses it incurred during the nine months ended December 31, 1996. Pursuant to a consulting agreement dated as of March 27, 1996, so long as CD&R Fund V has an investment in the Company, CD&R will continue to receive an annual fee (and reimbursement of out-of-pocket expenses) for providing such management and financial consulting services to the Company. The indentures relating to the Company’s outstanding Notes allow the payment to CD&R of annual fees for management and financial consulting services of up to $1 million, although there is no current intention to increase the amount of the annual fee to be received by CD&R above $500,000. During the year ended December 31, 2001, the Company paid CD&R annual fees in the amount of $470,000 for providing such management and financial consulting services.

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

      In November 1999, Holding lent to Mr. Humphrey $5,000,000 pursuant to a full-recourse non-interest bearing promissory note due March 26, 2002 entered into by Mr. Humphrey and Holding. On December 19, 2001, Holding extended the maturity of the loan through March 26, 2007; or, earlier, if Mr. Humphrey voluntarily terminates his employment other than for “good reason” or the Company terminates his employment for “cause” (in each case, as defined in Mr. Humphrey’s employment agreement). If payment on the note is not made when due, the payment will bear interest, payable on demand, equal to 5.93% per year. Interest will also be payable on any amount that is prepaid. The note, together with any interest accrued thereon, will be forgiven and will not have to be repaid if, on or prior to March 26, 2007. Mr. Humphrey terminates his employment for “good reason,” or we terminate Mr. Humphrey’s employment without “cause” or because of his “disability,” in each case as defined in his employment agreement, or Mr. Humphrey’s employment terminates because of his death.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a. Financial statements, financial statement schedule and exhibits filed as part of this report:

1. Consolidated financial statements of Riverwood Holding, Inc. and subsidiaries as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001, and Independent Auditors’ Report.

2. Schedule II — Valuation and Qualifying Accounts.

All other schedules are omitted as the information required is either included elsewhere in the consolidated financial statements herein or is not applicable.

c. Exhibit Index to Annual Report on Form 10-K for Year Ended December 31, 2001.

	Description	Cross Reference or Page Number

3.1	Certificate of Incorporation of Riverwood Holding, Inc. (formerly known as New River Holding, Inc.).	Filed as Exhibit 3.3 to the Registration Statement on Form S-1 (Registration No. 33-80475) of New River Holding, Inc. (renamed Riverwood Holding, Inc.) under the Securities Act of 1933, as amended, and incorporated herein by reference.
3.2	Certificate of Amendment of Certificate of Incorporation of Riverwood Holding, Inc.	Filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed March 27, 1997 (Commission File No. 1-11113), and incorporated herein by reference.
3.3	Restated By-Laws of Riverwood Holding, Inc.	Filed as Exhibit 3.4 to the Riverwood Holding, Inc.’s Annual Report on Form 10-K filed March 17, 2000 (Commission File No. 1-11113), and incorporated herein by reference.
3.4	Certificate of Incorporation of RIC Holding, Inc.	Filed as Exhibit 3.1 to RIC Holding, Inc.’s Annual Report on Form 10-K filed April 16, 1996 (Commission File No. 1-11113), and incorporated herein by reference.
3.5	Restated By-Laws of RIC Holding, Inc.	Filed as Exhibit 3.5 to Riverwood Holding, Inc.’s Annual Report on Form 10-K filed March 17, 2000 (Commission File No. 1-11113), and incorporated herein by reference.
3.6	Certificate of Incorporation of Riverwood International Corporation (formerly known as Riverwood International, USA, Inc.)	Filed as Exhibit 3.1 to Registration Statement on Form S-1 (Registration No. 33-80475) of New River Holding, Inc. (renamed Riverwood Holding, Inc.) under the Securities Act of 1933, as amended, and incorporated herein by reference.
3.7	Certificate of Amendment of Certificate of Incorporation of Riverwood International USA, Inc. (renamed Riverwood International Corporation)	Filed as Exhibit 3.7 to the Registration Statement on Form S-4 (Registration No. 333-67550) of Riverwood International Corporation, Riverwood Holding, Inc. and RIC Holding, Inc. under the Securities Act of 1933, as amended, and incorporated herein by reference.

	Description	Cross Reference or Page Number

3.8	Restated By-Laws of Riverwood International Corporation	Filed as Exhibit 3.6 to Riverwood Holding, Inc.’s Annual Report on Form 10-K filed March 17, 2000 (Commission File No. 1-11113), and incorporated herein by reference.
4.1	Amended and Restated Credit Agreement, dated as of August 10, 2001, among Riverwood International Corporation, the several banks and other financial institutions from time to time parties thereto, Deutsche Banc Alex Brown Inc., as syndication agent and the Chase Manhattan Bank, as administrative agent.	Filed as Exhibit 4.4 to Riverwood Holding, Inc.’s Quarterly Report on Form 10-Q filed August 14, 2001 (Commission File No. 1-11113), and incorporated herein by reference.
4.2	Indenture, dated March 27, 1996, among RIC Holding, Inc., Riverwood Holding, Inc., CDRO Acquisition Corporation and Fleet National Bank of Connecticut, as trustee, relating to the 10 1/4% Senior Notes due 2006 of Riverwood International Corporation, together with the First Supplemental Indenture and the Second Supplemental Indenture thereto.	Filed as Exhibit 4.6 to RIC Holding, Inc.’s Annual Report on Form 10-K filed April 16, 1996 (Commission File No. 1-11113), and incorporated herein by reference.
4.3	Indenture, dated March 27, 1996, among RIC Holding, Inc., Riverwood Holding, Inc., CDRO Acquisition Corporation and Fleet National Bank of Massachusetts, as trustee, relating to the 10 7/8% Senior Subordinated Notes due 2008 of Riverwood International Corporation, together with the First Supplemental Indenture and the Second Supplemental Indenture thereto.	Filed as Exhibit 4.7 to RIC Holding, Inc.’s Annual Report on Form 10-K filed April 16, 1996 (Commission File No. 1-11113), and incorporated herein by reference.
4.4	Indenture, dated as of July 28, 1997, among Riverwood International Corporation, RIC Holding, Inc., Riverwood Holding, Inc. and State Street Bank & Trust Company, as trustee, relating to the 10 5/8% Senior Notes due 2007 of Riverwood International Corporation.	Filed as Exhibit 4.1 to the Registration Statement on Form S-4 (Registration No. 333-33499) of Riverwood International Corporation, Riverwood Holding, Inc. and RIC Holding, Inc. under the Securities Act of 1933, as amended, and incorporated herein by reference.
4.5	Indenture, dated June 21, 2001, among Riverwood International Corporation, RIC Holding, Inc., Riverwood Holding, Inc. and State Street Bank & Trust Company, as trustee, relating to the 10 5/8% Senior Notes due 2007 of Riverwood International Corporation.	Filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 14, 2001 (Commission File No. 1-11113), and incorporated herein by reference.
10.1	Wood Products Supply Agreement, dated as of October 18, 1996, between Plum Creek Timber Company, L.P. and Riverwood International Corporation, including a list of omitted annexes and an undertaking of the Registrant to furnish supplementally a copy of any such omitted annex to the Securities and Exchange Commission upon request.	Filed as Exhibit 2c to the Registrant’s Current Report on Form 8-K filed October 21, 1996 (Commission File No. 1-11113), and incorporated herein by reference.

	Description	Cross Reference or Page Number

10.2	Form of Investor Stock Subscription Agreement between Riverwood Holding, Inc. (formerly named New River Holding, Inc.) and each of the investors named on the schedule thereto.	Filed as Exhibit 10.6 to Registration Statement on Form S-1 (Registration No. 33-80475) of New River Holding, Inc. (renamed Riverwood Holding, Inc.) under the Securities Act of 1933, as amended, and incorporated herein by reference.
10.3	Form of Management Stock Subscription Agreement between New River Holding, Inc. (renamed Riverwood Holding, Inc.) and the purchasers named therein.	Filed as Exhibit 10.4 to Registration Statement on Form S-1 (Registration No. 33-80475) of New River Holding, Inc. (renamed Riverwood Holding, Inc.) under the Securities Act of 1933, as amended, and incorporated herein by reference.
10.4	Form of Management Stock Option Agreement between New River Holding, Inc. (renamed Riverwood Holding, Inc.) and the grantees named therein.	Filed as Exhibit 10.5 to Registration Statement on Form S-1 (Registration No. 33-80475) of New River Holding, Inc. (renamed Riverwood Holding, Inc.) under the Securities Act of 1933, as amended, and incorporated herein by reference.
10.5	Form of Registration and Participation Agreement among New River Holding, Inc. (renamed Riverwood Holding, Inc.) and certain stockholders of New River Holding, Inc.	Filed as Exhibit 10.7 to Registration Statement on Form S-1 (Registration No. 33-80475) of New River Holding, Inc. (renamed Riverwood Holding, Inc.) under the Securities Act of 1933, as amended, and incorporated herein by reference.
10.6	Form of New River Holding, Inc. Stock Incentive Plan.	Filed as Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-80475) of New River Holding, Inc. (renamed Riverwood Holding, Inc.) under the Securities Act of 1933, as amended, and incorporated herein by reference.
10.7	Form of Stockholders Agreement among New River Holding, Inc. (renamed Riverwood Holding, Inc.) and the stockholders of New River Holding, Inc. named therein.	Filed as Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-80475) of New River Holding, Inc. (renamed Riverwood Holding, Inc.) under the Securities Act of 1933, as amended, and incorporated herein by reference.
10.8	Form of Indemnification Agreement among Riverwood Holding, Inc., RIC Holding, Inc., Riverwood International Corporation, Clayton, Dubilier & Rice, Inc. and Clayton, Dubilier & Rice Fund V Limited Partnership.	Filed as Exhibit 10.8 to the Registration Statement on Form S-1 (Registration No. 33-80475) of New River Holding, Inc. (renamed Riverwood Holding, Inc.) under the Securities Act of 1933, as amended, and incorporated herein by reference.
10.9	Form of Consulting Agreement among Riverwood Holding, Inc., RIC Holding, Inc., the corporation formerly known as Riverwood International Corporation, Riverwood International Corporation and Clayton, Dubilier & Rice, Inc.	Filed as Exhibit 10.12 to the Registration Statement on Form S-1 (Registration No. 33-80475) of New River Holding, Inc. (renamed Riverwood Holding, Inc.) under the Securities Act of 1933, as amended, and incorporated herein by reference.
10.10	Employment Agreement, dated as of March 31, 1997, among Riverwood International Corporation, Riverwood Holding, Inc. and Stephen Humphrey.	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 9, 1997 (Commission File No. 1-11113), and incorporated herein by reference.

	Description	Cross Reference or Page Number

10.11	Management Stock Option Agreement, dated as of March 31, 1997, between Riverwood Holding, Inc. and Stephen Humphrey.	Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed May 9, 1997 (Commission File No. 1-11113), and incorporated herein by reference.
10.12	Employment Agreement, dated as of July 14, 1997, among Riverwood International Corporation, Riverwood Holding, Inc. and Thomas M. Gannon.	Filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed March 5, 1999 (Commission File No. 1-11113), and incorporated herein by reference.
10.13	Management Stock Option Agreement, dated as of August 19, 1998, between Riverwood Holding, Inc. and Thomas M. Gannon.	Filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed March 5, 1999 (Commission File No. 1-11113), and incorporated herein by reference.
10.14	Form of Riverwood Holding, Inc. Supplemental Long-Term Incentive Plan.	Filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed March 17, 2000 (Commission File No. 1-11113), and incorporated herein by reference.
10.15	Employment Agreement, dated as of September 1, 1998, among Riverwood International Corporation, Riverwood Holding, Inc. and Daniel J. Blount.	Filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed March 17, 2000 (Commission File No. 1-11113), and incorporated herein by reference.
10.16	Employment Agreement, dated as of November 1, 1998, among Riverwood International Corporation, Riverwood Holding, Inc. and Steven D. Saucier.	Filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed March 17, 2000 (Commission File No. 1-11113), and incorporated herein by reference.
10.17	Agreement, dated as of November 18, 1999, between Riverwood Holding, Inc. and Stephen M. Humphrey.	Filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed March 17, 2000 (Commission File No. 1-11113), and incorporated herein by reference.
10.18	Promissory Note, dated as of November 18, 1999, by Stephen M. Humphrey.	Filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed March 17, 2000 (Commission File No. 1-11113), and incorporated herein by reference.
10.19	Amendment to Promissory Note, dated as of December 19, 2001, by Stephen M. Humphrey.	Filed as exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed March 11, 2002 (Commission File No. 1-11113), and incorporated herein by reference.
10.20	Employment Agreement, dated as of May 1, 2001, among Riverwood International Corporation, Riverwood Holding, Inc. and Wayne E. Juby.	Filed as exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed March 11, 2002 (Commission File No. 11113), and incorporated herein by reference.
21	List of subsidiaries.	Filed as an exhibit hereto.
99.1	Reconciliation of Income (Loss) from Operations to Credit Agreement EBITDA.	Filed as an exhibit hereto.
99.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed as an Exhibit hereto.

      Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Company hereby agrees to furnish a copy of each document set forth below upon request of the Securities and Exchange Commission:

      Indenture, dated as of June 24, 1992, between RIC and NationsBank of Georgia, National Association, as trustee, relating to 11 1/4% Senior Subordinated Notes Due 2002 (the “11 1/4% Indenture”).

      First Supplemental Indenture to the 11 1/4% Indenture, dated as of February 13, 1996, between RIC and The Bank of New York (as successor trustee to NationsBank of Georgia, National Association).

      Indenture, dated as of September 15, 1993, between RIC and Morgan Guaranty Trust Company of New York, relating to 6 3/4% Convertible Subordinated Notes due 2003 (the “6 3/4% Indenture”).

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

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 14th day of April, 2003.

RIVERWOOD HOLDING, INC.

By:	/s/ STEPHEN M. HUMPHREY

Stephen M. Humphrey
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ B. CHARLES AMES B. Charles Ames	Chairman of the Board	April 14, 2003
/s/ STEPHEN M. HUMPHREY Stephen M. Humphrey	President and Chief Executive Officer (Principal Executive Officer)	April 14, 2003
/s/ DANIEL J. BLOUNT Daniel J. Blount	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 14, 2003
/s/ KEVIN J. CONWAY Kevin J. Conway	Director	April 14, 2003
/s/ LEON J. HENDRIX, JR. Leon J. Hendrix, Jr.	Director	April 14, 2003
/s/ HUBBARD C. HOWE Hubbard C. Howe	Director	April 14, 2003
/s/ ALBERTO CRIBIORE Alberto Cribiore	Director	April 14, 2003
/s/ BRIAN J. RICHMAND Brian J. Richmand	Director	April 14, 2003
/s/ G. ANDREA BOTTA G. Andrea Botta	Director	April 14, 2003
/s/ GIANLUIGI GABETTI Gianluigi Gabetti	Director	April 14, 2003

Signatures	Title	Date

/s/ LAWRENCE C. TUCKER Lawrence C. Tucker	Director	April 14, 2003
/s/ SAMUEL M. MENCOFF Samuel M. Mencoff	Director	April 14, 2003
/s/ JOHN R. MILLER John R. Miller	Director	April 14, 2003
/s/ MARTIN D. WALKER Martin D. Walker	Director	April 14, 2003

CERTIFICATIONS

      I, Stephen M. Humphrey, certify that:

1. I have reviewed this annual report on Form 10-K of Riverwood Holding, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

/s/ STEPHEN M. HUMPHREY

Stephen M. Humphrey
President and Chief Executive Officer

Date: April 14, 2003

CERTIFICATIONS

      I, Daniel J. Blount, certify that:

1. I have reviewed this annual report on Form 10-K of Riverwood Holding, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

/s/ DANIEL J. BLOUNT

Daniel J. Blount
Senior Vice President and
Chief Executive Officer

Date: April 14, 2003

RIVERWOOD HOLDING, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands of dollars)

	Balance	(Credits) Charges		Balance
	Beginning	to Costs and	Deductions	at End
(Classification)	of Period	Expenses	(a)	of Period

Year ended December 31, 2001, As Restated(b):
Allowances Reducing the Assets in the Balance Sheet:
Doubtful accounts receivable	$2,769	$2,276	$(1,751)	$3,294
Deferred tax assets	174,859	44,888	—	219,747

Total	$177,628	$47,164	$(1,751)	$223,041

Year ended December 31, 2000:
Allowances Reducing the Assets in the Balance Sheet:
Doubtful accounts receivable	$4,474	$404	$(2,109)	$2,769
Deferred tax assets	214,911	(40,052)	—	174,859

Total	$219,385	$(39,648)	$(2,109)	$177,628

Year ended December 31, 1999:
Allowances Reducing the Assets in the Balance Sheet:
Doubtful accounts receivable	$2,132	$3,148	$(806)	$4,474
Deferred tax assets	175,612	39,299	—	214,911

Total	$177,744	$42,447	$(806)	$219,385

NOTE:

(a)	The reductions in the allowance for doubtful accounts receivable relate principally to charges for which reserves were provided, net of recoveries.
(b)	The Company has restated its previously issued 2001 financial statements to report its investment in Rengo using the equity method (see Note 27 in Notes to the Consolidated Financial Statements).

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE SECURITIES EXCHANGE ACT OF 1934.

      The Company did not send an annual report or proxy materials to security holders during the year ended December 31, 2001.