Form 10-K
period 2002-12-31
RIVERWOOD HOLDING INC
filed 2003-04-15
CIK 886239

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 1-11113

RIVERWOOD HOLDING, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-2205241
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
3350 Riverwood Parkway, S.E. Suite 1400 Atlanta, Georgia (Address of principal executive offices)	30339 (Zip Code)

Registrant's telephone number, including area code:
 c/o Riverwood International Corporation (770) 644-3000

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

        As of April 9, 2003, there were 7,054,930 shares and 500,000 shares of the registrant's Class A Common Stock, par value $0.01 per share (the "Class A Common Stock"), and Class B Common Stock, par value $0.01 per share (the "Class B Common Stock," and together with the Class A Common Stock, "Holding Common Stock"), respectively, outstanding.

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

PART I

ITEM 1. BUSINESS

Overview

        The Company is an integrated provider of paperboard packaging solutions to multinational beverage and consumer products companies. The Company focuses on large segments of the paperboard packaging market where it provides companies with paperboard packaging solutions designed to deliver marketing and performance benefits at a competitive cost.

        The Company is the larger of two worldwide producers of coated unbleached kraft paperboard ("CUK Board"), the grade of paperboard that the Company uses for its packaging products. CUK Board is a specialized high-quality grade of paperboard with excellent strength characteristics and printability for high-resolution graphics that make it particularly well suited for a variety of packaging applications. The Company's Coated Board business segment includes the production and sale of CUK Board for its beverage multiple packaging and consumer products packaging businesses. The Company refers to the CUK Board it produces for use in beverage multiple packaging as carrierboard and in consumer products packaging as cartonboard.

        Customers in the Company's beverage packaging business include Anheuser-Busch Companies, Inc., Miller Brewing Company, numerous Coca-Cola and Pepsi bottling companies, Interbrew, Asahi Breweries, Unilever and Master Foods. In its consumer products packaging business, the Company provides cartonboard, through independent converters, to consumer products companies such as Kraft Foods, Nestle, Unilever and Mattel. In 2002, the Company had net sales of $1.2 billion.

        The Company reports its results in two business segments: Coated Board and Containerboard. Its Coated Board business segment includes the production and sale of carrierboard and cartonboard. Its Containerboard business segment includes the production and sale of containerboard—linerboard, corrugating medium and kraft paper—for sale in the open market. The Company operates in four geographic areas: the United States, Central and South America, Europe and Asia-Pacific. For business segment and geographic area information for each of the last three fiscal years, see Note 24 to Notes to Consolidated Financial Statements.

        The Company was incorporated on December 7, 1995 under the laws of the State of Delaware.

Coated Board

        In the Company's Coated Board segment, the Company produces CUK Board at its mills, prints and cuts, or converts, the CUK Board into cartons at its and third parties' converting plants, and manufactures packaging machines designed to package bottles and cans and non-beverage consumer products. The Company installs its packaging machines at customer plants under long-term leases and provides support, service and performance monitoring of the machines.

        Beverage Multiple Packaging.    In the Company's beverage multiple packaging business, it provides a range of packaging solutions to multinational beverage companies, offering them carrierboard, beverage cartons and packaging machines either as an integrated solution or separately. The Company supplies beverage cartons in a variety of designs and formats, including 6, 12 and 24 multi-packs. The Company designs its products to meet its customers' needs for beverage multi-packs. The Company's proprietary beverage packaging machines package cans, bottles and other beverage containers into its beverage cartons at high speeds. The Company enters into annual or multi-year carton supply contracts with its customers. The Company's carton supply contracts generally provide that the customer is obligated to purchase a fixed portion of its carton requirements from the Company.

        In 2002, the Company's integrated beverage packaging business accounted for approximately 90% of its 2002 carrierboard shipments. The Company sold the remaining 10% of its carrierboard shipments in the open market to independent converters. Particularly in the Company's international operations, its carrierboard may be sold to and converted by joint ventures and licensees of the Company's beverage cartons who, in turn, sell converted beverage cartons to end-users for use on the Company's proprietary packaging machines. The Company's beverage multiple packaging business also includes sales of carrierboard, which the Company has produced and converted, to customers for use on third-party packaging machines.

        The Company is focused on growing its presence in beverage categories beyond its traditional beer and carbonated soft drink markets. To this end, the Company has designed a CUK board product for juice pouches using its new Z-Flute® proprietary technology. A number of beverage companies are currently testing this product. The Company has begun to make shipments of this product to customers. In addition, the Company has designed a new carton, based on its Fridge Vendor™ design, to target the market for take-home water bottle multiple packaging. This product is now available throughout one of the Company's major customer's marketing areas.

        In 2002, carrierboard accounted for approximately 65% of the Company's total CUK Board shipments. In 2002, the Company shipped approximately 671,000 tons of carrierboard and had net sales in its beverage multiple packaging business of $818.8 million. The Company sells carrierboard under the brand names Aqua-Kote® and Z-Flute®.

        Consumer Products Packaging.    In the Company's consumer products packaging business, historically the Company has principally sold cartonboard to independent converters who convert the cartonboard and sell cartons to consumer products companies, such as Kraft Foods, Nestle, Unilever and Mattel, for consumer products packaging for confectionary, frozen and dry foods, toys and other consumer products. The Company serves these customers through relationships with converters and works with both the end-user and the converter to design packaging solutions.

        Historically, the consumer products packaging business has been of secondary importance to the Company, serving primarily as an outlet for excess CUK Board production. The Company has historically manufactured and leased packaging machines to consumer products companies both in the United States and internationally and has converted a portion of its cartonboard into cartons at its international converting plants. In January 2000, the Company adopted a new strategy for its consumer products packaging business and, as a first step, organized this operating unit to target non-beverage consumer products packaging markets where the Company has not historically competed and to improve the Company's product mix and margins. The Company's strategy is to capitalize on the capabilities and business model that it has developed in its beverage multiple packaging business by developing integrated packaging solutions, including new carton designs and packaging machines, for targeted consumer products applications and building relationships directly with consumer products companies. At the same time, the Company intends to maintain its relationships with independent converters of the Company's cartonboard.

        The Company believes that the performance characteristics of its CUK board, specifically its tear strength, wet strength and stiffness, make it appropriate for applications in segments of the consumer products packaging market. As such, the Company believes that the growth opportunity for it in these segments will largely depend on its ability to introduce CUK board to packaging applications currently served by other substrates. The Company has had success penetrating several non-beverage paperboard applications in which it believes CUK board has a competitive advantage. The Company has developed its new Z-Flute® carton technology to penetrate selected non-beverage segments of the market for mini- and micro-flute corrugated products. The Company has designed Z-Flute® to capitalize on the strength and marketing capabilities of CUK board needed in these markets while providing the structural reinforcement and additional anti-crush strength required for the shipping, stacking and storage needs of retailers and consumers alike. Specific non-beverage applications for micro-flute products include cartons for frozen food and dry foods and candy.

        In 2002, cartonboard accounted for approximately 35% of the Company's total CUK Board shipments. In 2002, the Company shipped approximately 363,000 tons of cartonboard and had net sales in its consumer products packaging business of $234.4 million. The Company sells cartonboard under the brand names Pearl-Kote®, Omni-Kote®, Z-Flute® and Multiboard®.

        CUK Board Production.    The Company produces CUK Board at its West Monroe, Louisiana paper mill (the "West Monroe Mill") and its Macon, Georgia paper mill (the "Macon Mill"). The Company has three paperboard machines at the West Monroe Mill and two paperboard machines at the Macon Mill. These mills have a current total combined annual production capacity of approximately 1.2 million gross tons of CUK Board.

        The Company's total CUK Board production at its West Monroe Mill was approximately 688,000 gross tons during the year ended December 31, 2002. Total CUK Board production at its Macon Mill was approximately 480,000 gross tons of CUK Board during the year ended December 31, 2002.

        CUK Board is manufactured from pine and hardwood fibers and, in some cases, recycled fibers, such as old corrugated containers ("OCC") and clippings from the Company's converting operations. Virgin fiber is obtained in the form of wood chips or pulp wood acquired through open market purchases or the Company's long-term purchase contract with Plum Creek Timber Company, L.P. These chips are chemically treated to form softwood and hardwood pulp, which are then blended (together, in some cases, with recycled fibers). In the case of carrierboard, a chemical is added to increase moisture resistance. The pulp is then processed through the mill's paper machines, which consist of a paper-forming section, a press section (where water is removed by pressing the wet paperboard between rolls), a drying section and the coating section. Coating on CUK Board, principally a mixture of pigments, binding agents and water, provides a white, smooth finish, and is applied in multiple steps to achieve desired levels of brightness, smoothness and shade. After the CUK Board is coated, it is wound into rolls, which are then shipped to the Company's converting plants or to outside converters.

        White Lined Chip Production.    The Company produces WLC at its Swedish Mill, and shipped approximately 157,000 tons of such board during 2002. WLC is used for a variety of folding carton applications principally throughout Europe.

        Converting Operations.    The Company converts CUK board as well as other grades of paperboard into cartons at 11 carton converting plants at 10 sites that the Company operates in the United States, the United Kingdom, Spain, France and Brazil, as well as through converting plants associated with its joint ventures in Japan and Denmark and licensees in other markets outside the United States. The converting plants print, cut and glue paperboard into cartons designed to meet customer specifications. These plants primarily utilize roll-fed printing presses with in-line cutters to print and cut CUK board. Printed and cut cartons are in turn glued and shipped to the Company's customers.

        The Company's U.S. converting plants are dedicated to converting carrierboard produced by the Company into beverage cartons. These presses have substantially higher cutting and printing speeds, resulting in fewer labor hours per ton of CUK board carton produced. The Company realized significant productivity gains when it completed its new converting plant in Perry, Georgia in 1996, which resulted in improved logistics by reducing transportation distances between its Macon mill and its converting plants. The Company intends to continue to invest in its domestic converting plants to improve their process capabilities.

        The Company's international converting plants convert carrierboard and cartonboard produced by the Company, as well as paperboard supplied by outside producers, into cartons. The Company's converting plants outside of the United States are designed to meet the smaller volume orders of these markets.

        Proprietary Packaging Machinery and Carton Designs.    The Company designs cartons and designs, tests and manufactures prototype packaging machinery for beverage multiple packaging and consumer products packaging applications at its Product Development Center (the "PDC") in Marietta, Georgia.

At the PDC, the Company integrates carton and packaging machinery designs to create packaging solutions to meet customer needs. The Company manufactures and also designs packaging machinery for beverage multiple packaging and consumer products packaging applications at its principal U.S. manufacturing facility in Crosby, Minnesota and at a facility near Barcelona, Spain. By manufacturing packaging machinery in one U.S. and one European location, the Company expects to improve customer service, simplify its work processes and reduce costs. The Company leases substantially all of its packaging machines to customers, typically under machinery use agreements with original terms of three to six years. Packaging machinery placements during 2002 increased approximately 27% when compared to 2001 as a result of a 16% increase in packaging machinery orders in 2001 when compared to 2000. The Company expects packaging machinery placements for 2003 to be comparable to 2002. The Company has been and will continue to be selective in future packaging machinery placements to ensure appropriate returns.

        The Company employs a "pull through" marketing strategy in its beverage multiple packaging business, the key elements of which are (i) the design and manufacture of proprietary packaging machines capable of packaging plastic and glass bottles, cans and other primary containers, (ii) the installation of the machines at customer locations under multi-year machinery use arrangements and (iii) the development of proprietary beverage cartons with high-resolution graphics for use on those machines.

        The Company's packaging machines are designed to package Polyethylene Terephthalate ("PET") bottles and glass bottles, cans and other primary beverage containers, as well as non-beverage consumer products, using cartons designed by the Company, made from the Company's CUK Board and converted into cartons by the Company, its joint venture partners or its licensees. In order to meet customer requirements, the Company has developed an extensive portfolio of packaging machines consisting of three principal machinery lines, including eight different models of packaging machines. The Company's machines package cans and PET or glass bottles in a number of formats including baskets, clips, trays, wraps and fully enclosed cartons. These machines have packaging ranges from 2 to 36 cans per package and have the ability to package cans at speeds of up to 3,000 cans per minute. The Company's consumer product packaging machines are designed to package cans or bottles in wraps or fully enclosed cartons. The Company also manufactures ancillary equipment, such as machines for taping cartons and placing coupons in cartons.

        Marketing and Distribution.    The Company markets its CUK Board and CUK Board-based products principally to multinational brewers, soft drink bottlers, food companies and other consumer products companies that use printed packaging for retail display, multiple packaging and shipment of their products. The Company also sells CUK Board in the open market to carrierboard and cartonboard converters. The Company markets CUK Board under the names Aqua-Kote®, Pearl-Kote®, Omni-Kote® and Z-Flute®. The Company reviews a customer's credit history before extending credit to the customer of which the payment terms are generally 30 days domestically, but vary internationally according to local business practices.

        In its beverage multiple packaging business, the Company's major customers for beverage cartons include Anheuser-Busch Companies, Inc., Miller Brewing Company, numerous Coca-Cola and Pepsi bottling companies, Interbrew and Asahi Breweries. The Company also sells beverage carrierboard in the open market to independent converters, including licensees of the Company's proprietary carton designs, for the manufacture of beverage cartons. During 2002, the Company had two customers, Anheuser-Busch Companies, Inc. and Miller Brewing Company, who represented approximately 16% and 12% respectively, of the Company's net sales.

        In its consumer products packaging business, the Company has historically sold substantially all of its cartonboard to numerous independent converters that convert the cartonboard into cartons for consumer products. The Company has entered into agreements with a number of major independent converters. Under the terms of these agreements, the converters agree to purchase a significant portion of their CUK Board requirements from the Company and to assist the Company in customer development efforts designed to grow the market for CUK Board. The terms of these arrangements include certain limitations on the Company's ability to raise the selling prices of its cartonboard.

        Distribution of carrierboard and cartonboard is primarily accomplished through direct sales offices in the United States, Argentina, Australia, Brazil, Denmark, Germany, Hong Kong, Italy, Japan, Mexico, Singapore, Spain, Sweden, and the United Kingdom.

        Joint Ventures.    The Company is a party to joint ventures with Rengo Company Limited and Danapak Holding A/S, in which it owns 50% and 60%, respectively, to market machinery-based packaging systems in Japan and Scandinavia, respectively. The joint ventures cover CUK Board supply, use of proprietary carton designs and marketing and distribution of packaging systems.

        Competition.    There are only two major producers in the United States of CUK Board, the Company and MeadWestvaco Corporation ("MeadWestvaco"). The Company faces significant competition in its CUK Board business segment from MeadWestvaco. Like the Company, MeadWestvaco produces and converts CUK Board, designs and places packaging machinery with customers and sells CUK Board in the open market. The Company also faces competition from other manufacturers of packaging machines, such as R.A. Jones Co. Inc. ("R.A. Jones").

        In the beverage packaging industry, beverage cartons made from CUK Board compete with plastics and corrugated packaging for packaging glass or plastic bottles, cans and other primary containers. Although plastics and corrugated packaging are priced lower than CUK Board, the Company believes that cartons made from CUK Board offer advantages over these materials, in areas such as distribution, high quality graphics, carton designs, package performance, environmental friendliness and design flexibility.

        In the consumer product packaging markets, the Company's CUK Board competes principally with MeadWestvaco's CUK Board, recycled clay-coated news ("CCN") and solid bleached sulphate board ("SBS") and, internationally, white lined chip board ("WLC") and folding boxboard ("FBB"). Cartonboard grades compete based on price, strength and printability. CUK Board has generally been priced in a range that is higher than CCN and lower than SBS. CUK Board has slightly better tear strength characteristics than SBS and significantly better printability, tear strength and cross-direction stiffness than CCN. There are a large number of producers of paperboard for the cartonboard markets, who are subject to significant competition and other business pressures.

Containerboard

        In the United States, the Company manufactures containerboard—linerboard, corrugating medium and kraft paper—for sale in the open market. Corrugating medium is combined with linerboard to make corrugated containers. Kraft paper is used primarily to make grocery bags and sacks. The Company's principal paper machines have the capacity to produce both linerboard and CUK Board. The Company has in the past used its CUK Board machines to produce linerboard. The Company has shifted significant mill capacity away from linerboard production on its CUK Board machines to more profitable packaging applications and intends to stop producing linerboard. The Company continues to operate paper machines dedicated to the production of corrugating medium and kraft paper on its two dedicated containerboard machines at the West Monroe Mill.

        In 2002, the Company had net sales in its containerboard business of $81.6 million, representing approximately 6% of its net sales. In 2002, the Company shipped approximately 8,000 tons of linerboard from the Macon Mill and approximately 122,000 tons of corrugating medium, 37,000 tons of kraft bag paper and 46,000 tons of linerboard from its West Monroe Mill. In 2002, the Company also shipped approximately 22,000 tons of various other paperboard products.

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

        In addition to the Company's U.S. Containerboard operations, the Company owned 50% of Igaras Papeis e Embalagens S.A. ("Igaras"), an integrated containerboard producer located in Brazil. On July 1, 2000, Igaras spun off the multiple packaging portion of its business into a newly formed company, of which the Company owned 50%. The Igaras multiple packaging operations convert predominantly carrierboard and cartonboard into cartons designed to meet customer specifications. In the Igaras beverage multiple packaging business, packaging machines capable of packaging plastic and glass bottles, cans and other primary containers are installed at beverage customer locations. Additionally, proprietary beverage cartons with high-resolution graphics are developed for use on those machines. On October 3, 2000, the Company, along with its joint venture partner, Cia Suzano de Papel e Celulose, completed the sale of the jointly-held subsidiary Igaras for approximately $510 million, including the assumption of $112 million of debt. The Company recognized a gain of $70.9 million in connection with the sale, and applied the sale proceeds to pay down debt. On October 12, 2000, the Company purchased the remaining 50% of the newly formed company for $12.5 million.

Energy and Raw Materials.

        Pine pulpwood, hardwood and recycled fibers, including old corrugated containers ("OCC"), used in the manufacture of paperboard, and various chemicals used in the coating of CUK Board, represent the largest components of the Company's variable costs of CUK Board and containerboard production. The cost of these materials is subject to market fluctuations caused by factors beyond the Company's control. OCC pricing tends to be very volatile. With the October 1996 sale of the Company's timberlands in Louisiana and Arkansas, the Company now relies on private landowners and the open market for all of its pine pulpwood, hardwood and recycled fiber requirements, except for CUK Board clippings from the Company's converting operations. Under the terms of the sale of those timberlands, the Company and the buyer, Plum Creek Timber Company, L.P., entered into a 20-year supply agreement, with a 10-year renewal option, for the purchase by the Company, at market-based prices, of a majority of the West Monroe Mill's requirements for pine pulpwood and residual chips, as well as a portion of the Company's needs for hardwood at the West Monroe Mill. An assignee of Plum Creek supplies residual chips to the Company pursuant to such supply agreement. The Company purchases the remainder of the wood fiber used in CUK Board production at the West Monroe Mill from other private landowners in this region. The Company believes that adequate supplies of open market timber currently are available to meet its fiber needs at the West Monroe Mill.

        The Macon Mill purchases most of its fiber requirements on the open market, and is a significant consumer of recycled fiber, primarily in the form of clippings from the Company's domestic converting plants as well as OCC and other recycled fibers. The Company has not experienced any significant difficulties obtaining sufficient OCC or other recycled fibers for its Macon Mill operations, which it purchases in part from brokers located in the eastern United States. OCC pricing, however, tends to be very volatile since it is based largely on the demand for this fiber from recycled paper and containerboard mills. The Macon Mill purchases substantially all of its pine pulpwood and hardwood requirements from private landowners in central and southern Georgia. Because of the adequate supply and large concentration of private landowners in this area, the Company believes that adequate supplies of pine pulpwood and hardwood timber currently are available to meet its fiber needs at the Macon Mill.

        Energy, including natural gas, fuel, oil and electricity, represents a significant portion of the Company's manufacturing costs. Until the latter part of 2000, the Company's results had not been significantly affected by the volatility of energy costs. The Company entered into fixed price natural gas contracts designed to mitigate the impact of future cost increases for its natural gas requirements at its two U.S. mills through and including October 2003, and will continue to evaluate its hedge position. The Company believes that higher energy costs will continue to negatively impact its results for 2003. Since negotiated contracts and the market largely determine the pricing for the Company's products, the Company is limited in its ability to pass through to its customers any energy or other cost increases that it may incur in the future.

        The Company purchases a variety of other raw materials for the manufacture of its paperboard, primarily process chemicals and coating chemicals such as kaolin and titanium dioxide. All such raw materials are readily available, and the Company is not dependent upon any one source of such raw materials.

Seasonality

        The Company's business is subject to moderate seasonality with demand for its products usually increasing in the spring and summer due to the seasonality of the worldwide beverage multiple packaging markets.

Working Capital

        The Company continues to focus on reducing working capital needs and increasing liquidity. The Company's working capital needs arise primarily from maintaining a sufficient amount of inventories to meet the delivery requirements of the Company's customers and its policy to extend credit to customers. The Company reviews a customer's credit history before extending credit of which the payment terms are generally 30 days domestically, but vary internationally according to local business practices.

Research, Development and Engineering

        Research, development and engineering expenses were approximately $5.2 million, $5.1 million and $4.6 million in the years ended December 31, 2002, 2001 and 2000, respectively, and primarily related to packaging machines and new products.

Patents and Trademarks

        As of December 31, 2002, the Company had a large patent portfolio, presently owning, controlling or holding rights to approximately 2,100 U.S. and foreign patents, with approximately 1,200 patent applications currently pending. The Company's patents fall into two principal categories: packaging machinery and structural carton designs.

        Riverwood®, Aqua-Kote®, Pearl-Kote®, Omni-Kote®, Multiboard®, Fridge Vendor®, Z-Flute® and the Company's logo are the Company's pending or registered trademarks. The Company does not hold any material licenses.

Employees and Labor Relations

        As of December 31, 2002, the Company had approximately 4,150 employees worldwide (excluding employees of joint ventures), approximately 2,950 of whom were members of unions and covered by collective bargaining agreements.

        There are four unions representing the Company's U.S. employees, one of which, the Paper, Allied-Industrial, Chemical & Energy Workers International Union—AFL-CIO, CLC, is associated with the West Monroe Mill and converting facility where it represents approximately 1,300 employees, and the Macon Mill where it represents approximately 300 of the 400 union employees.

        At the Company's Macon Mill, the current union contract was negotiated and ratified by the union in the second quarter of 1998 and runs through December 31, 2003. Also at the Macon Mill, the International Association of Machinists and Aerospace Workers, and the International Brotherhood of Electrical Workers represent certain maintenance employees.

        A new six year contract covering the West Monroe Mill was negotiated and ratified by the union on March 20, 2003 and covers the six-year period from March 1, 2003 to February 28, 2009. The contract covering employees at the adjacent converting plants was negotiated and ratified by the union in 2000 and covers the five-year period from September 1, 2000 through August 31, 2005.

        The Company's other U.S. converting plants, other than its converting facility in Perry, Georgia, are represented by unions. A new six year contract covering the Clinton, Mississippi converting plant contract was negotiated and ratified by the union on April 12, 2003 and covers the six-year period from February 1, 2003 through January 31, 2009. The Cincinnati, Ohio converting plant completed negotiations for a new five year labor agreement effective from February 1, 2001 through January 31, 2006. The Fort Atkinson, Wisconsin converting plant five year labor agreement was negotiated in 2002 with the Graphic Communication Workers International Union and the International Association of Machinists for the period of September 9, 2002 through September 9, 2007 and September 30, 2002 through September 30, 2007, respectively.

        The Company's international employees are represented by unions in Brazil, France, Spain, Sweden and the United Kingdom.

Environmental Matters

        The Company is committed to compliance with all applicable foreign, federal, state and local environmental laws and regulations. Environmental law is, however, dynamic rather than static. As a result, costs that are unforeseeable at this time, may be incurred when new laws are enacted, and when environmental agencies adopt or revise rules and regulations. In general, the environmental laws that the Company is subject to regulate discharges and emissions of constituents to the air, soil and water, prescribe procedures for the use, reuse, reclamation, recycling and disposal of designated waste materials and impose liability and requirements relating to the cleanup of contamination. In certain instances, state environmental laws may be stricter than their federal counterparts.

        The federal Clean Air Act imposes stringent limits on air emissions, establishes a federal permit program (Title V) and provides for civil and criminal enforcement sanctions. In response to these requirements, in the early 1990's the Company switched from solvent-based to water-based inks and varnishes at its converting operations in order to reduce and meet requirements with respect to emissions of volatile organic compounds. Where necessary, the Company's plants have received or submitted an application to the appropriate permitting authority for a Title V permit.

        The federal Clean Water Act establishes a system of minimum national effluent standards for each industry, water quality standards for the nation's waterways and a permit program that provides discharge limitations. It also regulates releases and spills of oil and hazardous materials and wastewater and stormwater discharges. The Company's mill in West Monroe, Louisiana is the only one of the Company's facilities that is a direct discharger to a water body and a permit currently covers its discharges to the Ouachita River. The Company's other operations discharge to publicly owned treatment works and are subject to pretreatment requirements and limitations.

        The federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") establishes liability for waste generators, current and former site owners and operators and others in connection with releases of hazardous materials. In certain instances, the Company has been identified as a Potentially Responsible Party ("PRP") under CERCLA and similar state laws.

        In 1998, the U.S. Environmental Protection Agency adopted regulations (generally referred to as the "cluster rules") that mandated more stringent controls on air and water discharges from United

States pulp and paper mills. Over the next three years, the Company anticipates that it will spend approximately $22 million at its two U.S. mills to comply with these regulations.

        The Company is involved in environmental investigation and remediation projects for certain properties currently or formerly owned or operated by the Company, and at certain waste disposal sites. Some of these projects are being addressed under federal and state statutes, such as CERCLA and analogous state laws. The Company's costs in certain instances cannot be reliably estimated until the remediation process is substantially underway or liability has been addressed. The Company accrues reserves for these contingencies when the liability is probable and the costs are reasonably estimable. The Company believes that based on current information and regulatory requirements, its accruals for environmental matters are adequate. However, there can be no assurance that the Company will not incur significant costs in excess of accrued amounts in connection with remediation activities and other environmental matters.

        In late 1995, the Louisiana Department of Environmental Quality (the "DEQ") notified the Predecessor of potential liability for the remediation of hazardous substances at a former wood treatment site in Shreveport, Louisiana (known as the Line Avenue Site) that the Predecessor or its predecessors previously operated. In August 2001, the Company entered into an agreement with the DEQ and the landowners to remediate the site. The agreement required the removal of soils containing wood-treating constituents in excess of regulatory standards, consolidation of these soils in a sub-portion of the site, capping of the sub-portion, land use restrictions, future operations and maintenance ("O&M") to ensure the integrity of the cap, long-term monitoring of the groundwater, and a recorded prohibition on the use of on-site groundwater. The Company contracted with a qualified contractor to remediate the site at a cost of approximately $1.3 million. In addition, each of the O&M and groundwater monitoring costs for the initial five years are expected to be approximately $0.1 million (no such costs are estimated beyond the initial five-year period). As of December 31, 2002, all of the required soil excavation and consolidation has been completed. The Company expects to complete construction of the cap by April 2003. As of December 31, 2002, the Company has paid its contractor approximately $0.6 million to remediate the site. The Company has been reimbursed approximately half of these costs from a PRP that has entered into a settlement agreement with the Company.

        On July 6, 2000, the Company and the DEQ entered into a Settlement Agreement for remediation of a site in Caddo Parish, Louisiana (known as the Shoreline Refinery Site). The principal contamination at this site was an approximately 5 acre impoundment of oil-based sludge that appeared to originate from an oil refinery that was operated by prior operators. The remedial action contemplated by the Settlement Agreement required the neutralization, stabilization and consolidation of sludges and soils at the site, capping of the consolidated materials, the establishment of a vegetative cover, and five years of post-closure care of the capped area. The Company contracted to complete the remedial action in accordance with the terms of the Settlement Agreement. In a November 26, 2002 letter to the Company, the DEQ stated that all required construction activities were accomplished and that the five-year post-closure care and reporting period would commence. The Company conveyed the property to its contractor on October 22, 2000.

ITEM 2. PROPERTIES

Headquarters

        The Company's executive offices are located in Atlanta, Georgia where Riverwood currently leases approximately 70,000 square feet of office space.

Manufacturing Facilities

        A listing of the major plants and properties owned, or leased, and operated by the Company is set forth below. The Company's buildings are adequate and suitable for the business of the Company. The Company also leases certain facilities, warehouses and office space throughout the United States and in foreign countries.

Type of Facility and Location(1)	Floor Space in Square Feet	Principal Products Manufactured or Use of Facility
Paperboard Mills:
West Monroe, LA	1,535,000	CUK Board; linerboard; corrugating medium; kraft paper
Macon, GA	756,000	CUK Board; linerboard
Norrköping, Sweden	417,000	WLC board
Converting Plants:
West Monroe, LA (2 plants)	621,000	Beverage cartons
Cincinnati, OH	241,800	Beverage cartons
Clinton, MS	210,000	Beverage cartons
Perry, GA(2)	130,000	Beverage cartons
Ft. Atkinson, WI	120,000	Beverage cartons
Bristol, Avon, United Kingdom	428,000	Beverage cartons; cartonboard
Igualada, Barcelona, Spain	131,000	Beverage cartons; cartonboard
Beauvois en Cambresis, France	70,000	Cartonboard
Le Pont de Claix, France	120,000	Cartonboard
Jundiai, Sao Paulo, Brazil	95,216	Beverage cartons; cartonboard
Packaging Machinery/Other:
Crosby, MN	188,000	Packaging machinery engineering design and manufacturing
Marietta, GA	64,000	PDC—Research and development; packaging machinery engineering design and carton engineering design
Igualada, Barcelona, Spain	22,400	Packaging machinery engineering design and manufacturing
Kennesaw, GA	62,500	Development and small scale manufacturing facility for Z-Flute® product

(1)
The Company leases the facilities in Marietta, Georgia (3 facilities; leases expire on January 31, 2007, April 30, 2003 and April 30, 2003); Kennesaw, Georgia (lease expires on June 30, 2006); Clinton, Mississippi (part only; lease renewable annually); Beauvois en Cambresis, France (lease expires on December 31, 2006); Le Pont de Claix, France (lease expires on May 1, 2003); and Igualada, Barcelona, Spain (2 facilities; leases expire on May 1, 2004 and October 18, 2010). Generally, leases are subject to extension or renewal at the option of the parties to the lease agreement. The Company owns all other facilities listed.
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

        The Company has been a plaintiff in actions filed in the U.S. District Court for the Northern District of Georgia against MeadWestvaco, successor by merger to Mead, and R.A. Jones claiming infringement of the Company's patents for its packaging machines and seeking damages sufficient to compensate for such infringement. The patents in suit were found infringed but invalid by a jury in a trial against R.A. Jones in August 2001. This finding of invalidity as to U.S. Patent Nos. 5,666,789 and 5,692,361 was appealed to the Court of Appeals for the Federal Circuit (the "CAFC"). The suit against MeadWestvaco was dismissed by mutual agreement, subject to being refiled, pending the outcome of the appeal of the decision in the case against R.A. Jones. The CAFC vacated the holding of invalidity as to U.S. Patent Nos. 5,666,789 and 5,692,361 and remanded to the District Court for determination of proper inventive entity. The finding of infringement was affirmed by the CAFC. Further proceedings consistent with the decision of the CAFC follow in the District Court.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of 2002, there were no matters submitted to a vote of security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        There is no established public trading market for the Class A Common Stock or Class B Common Stock of the Company. The shares of Class A Common Stock and Class B Common Stock were held of record by 51 stockholders and one stockholder, respectively, at December 31, 2002. The Company did not pay any dividends on either class of Common Stock during 2002 or 2001. The Company's debt instruments restrict the ability of the Company to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Covenant Restrictions."

ITEM 6. SELECTED FIVE-YEAR FINANCIAL DATA

        The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in the Form 10-K.

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999	Year Ended December 31, 1998
	(In thousands of dollars)
OPERATIONS
Net Sales	$1,247,314	$1,201,613	$1,192,362	$1,174,665	$1,196,221
Income from Operations (b)(e)(g)	140,612	107,266	213,554	115,587	23,893
Income (Loss) before Extraordinary Item and Cumulative Effect of a Change in Accounting Principle (b)(e)(g)	247	(56,334)	33,464	(59,547)	(144,089)
Net (Loss) Income (a)(b)(e)(f)(g)	(11,262)	(65,557)	31,347	(59,547)	(144,089)
FINANCIAL POSITION (as of period end)
Total Assets (e)(g)	$1,957,672	$2,001,096	$2,094,433	$2,343,771	$2,405,342
Long-Term Debt, less current portion (e)	1,423,664	1,523,082	1,516,881	1,730,898	1,680,415
Redeemable Common Stock	6,951	8,061	8,061	7,202	6,205
Shareholders' Equity (g)	125,575	196,715	277,038	260,277	324,510
ADDITIONAL DATA
Additions to Property, Plant and Equipment (c)	$56,042	$57,297	$62,062	$66,018	$48,551
Research, Development and Engineering Expense	5,227	5,111	4,554	4,078	5,570
Credit Agreement EBITDA (d)	287,720	264,005	300,034	273,475	203,458
RECONCILIATION OF INCOME FROM OPERATIONS TO CREDIT AGREEMENT EBITDA:
Income from Operations (b)(e)(g)	$140,612	$107,266	$213,554	$115,587	$23,893
Add: Depreciation and Amortization	133,840	137,143	143,541	142,597	146,515
Dividends from equity investments	612	710	5,083	4,515	6,963
Other non-cash charges (h)	12,656	18,886	(62,144)	10,776	26,087

Credit Agreement EBITDA (d)	$287,720	$264,005	$300,034	$273,475	$203,458

Notes:

(a)
Net (Loss) Income for the years ended December 31, 2002, 2001 and 2000 included an Extraordinary Loss on Early Extinguishment of Debt of $11.5 million, $8.7 million, and $2.1 million, respectively, net of applicable tax (see Note 20 in Notes to Consolidated Financial Statements).

(b)
Net (Loss) Income for the years ended December 31, 2000 and 1998 included a (credit) charge for the global restructuring program, which was focused in the Company's European operations, of $(2.6) million and of $25.6 million, respectively.

(c)
Includes amounts invested in packaging machinery and capitalized interest.

(d)
Credit Agreement EBITDA is calculated based on the definitions contained in the Company's Senior Secured Credit Agreement. Credit Agreement EBITDA is defined as consolidated net income (exclusive of non-cash charges resulting from purchase accounting during the periods subsequent to the Merger) before consolidated interest expense, consolidated income taxes, consolidated depreciation and amortization, and other non-cash charges deducted in determining consolidated net income, extraordinary items and the cumulative effect of accounting changes and earnings of, but including dividends from, non-controlled affiliates. The Company believes that Credit Agreement EBITDA provides useful information regarding the Company's ability to service debt, but should not be considered in isolation or as a substitute for the Consolidated Statements of Operations or cash flow data. The Credit Agreement's definition of EBITDA may not be comparable to other companies' definitions of EBITDA.

(e)
On October 3, 2000, the Company, along with its joint venture partner, completed the sale of the jointly-held subsidiary Igaras for approximately $510 million, including the assumption of $112 million of debt. The Company recognized a gain of approximately $70.9 million in connection with the sale (see Note 6 in Notes to the Consolidated Financial Statements).

(f)
Net Loss for the year ended December 31, 2001 included a charge of $0.5 million, net of tax, for the cumulative effect of a change in accounting principle for derivatives.

(g)
During the fourth quarter of 2002, the Company changed its method of determining the cost of inventories from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method. Prior to 2002, the majority of the Company's operations used the LIFO method of valuing inventory. The Company has concluded that the FIFO method will result in a better measurement of current inventory costs with revenues because the Company's operations have realized and expect to continue to realize cost reductions in its manufacturing operations. The Company applied this change by retroactively restating its financial statements as required by Accounting Principles Board Opinion No. 20, "Accounting Changes," which resulted in an increase to the accumulated deficit as of January 1, 1998 of approximately $6.8 million (see Note 27 in Notes to the Consolidated Financial Statements).

(h)
Other non-cash charges include non-cash charges for pension, postretirement and postemployment benefits, and amortization of premiums on hedging contracts deducted in determining net income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Riverwood Holding, its wholly-owned subsidiary RIC Holding and the corporation formerly named CDRO Acquisition Corporation were organized to acquire the Company's predecessor, the corporation formerly named Riverwood International Corporation. Riverwood Holding, RIC Holding and CDRO Acquisition Corporation were incorporated in 1995 under the laws of the State of Delaware. On March 27, 1996, Riverwood Holding, through its wholly-owned subsidiaries, acquired all of the outstanding shares of common stock of the corporation formerly named Riverwood International Corporation, which the Company refers to as RIC. On such date, CDRO Acquisition Corporation was merged into RIC (the "Merger"). RIC, as the surviving corporation in the merger, became a wholly-owned subsidiary of RIC Holding. On March 28, 1996, RIC transferred substantially all of its properties and assets to the corporation formerly named Riverwood International USA, Inc., other than the capital stock of Riverwood International USA, Inc., and RIC was merged into RIC Holding. Thereupon, Riverwood International USA, Inc. was renamed Riverwood International Corporation.

        In connection with the Merger, the Company entered into a credit agreement that provided for senior secured credit facilities consisting of a term loan facility and a $400 million revolving credit facility. Such credit agreement, term loan facility and revolving facility, as in effect prior to the August 10, 2001 amendment and restatement discussed below, are referred to herein as the "Prior Credit Agreement", the "Prior Term Loan Facility" and the "Prior Revolving Facility", respectively. In addition, Riverwood International Machinery, Inc., a wholly-owned subsidiary of Riverwood, entered into a credit agreement providing for a $140 million secured revolving credit facility (the "Machinery Facility") for the purpose of financing or refinancing packaging machinery. In connection with the

Merger, the Company also completed an offering of $250 million aggregate principal amount of 10 1/4% Senior Notes due 2006 (the "1996 Senior Notes") and $400 million aggregate principal amount of 10 7/8% Senior Subordinated Notes due 2008 (the "1996 Senior Subordinated Notes" and together with the 1996 Senior Notes, the "1996 Notes").

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

        In connection with the sale of Igaras on October 3, 2000, the Company entered into Amendment No. 5 dated September 12, 2000, effective October 3, 2000, to the Prior Credit Agreement. Pursuant to the amendment, the Company applied $145 million of the sale proceeds to term loan maturities under the Prior Term Loan Facility. The Company recognized a loss on the early extinguishment of debt of approximately $2.1 million, net of tax of nil, in the fourth quarter of 2000. The Company applied the remaining portion of the proceeds (approximately $48 million) to the Prior Revolving Facility (without any commitment reduction). In connection with Amendment No. 5, the Company canceled its Machinery Facility.

        On June 21, 2001, the Company completed an offering of $250 million principal amount of 10 5/8% Senior Notes due 2007 (the "Initial 2001 Notes"). The Initial 2001 Notes were sold at a price of 103% of par. The proceeds from this offering of approximately $251.5 million, net of approximately $6 million of transaction fees and expenses, were applied to prepay a portion of the outstanding borrowings under the Prior Term Loan Facility. During the second quarter of 2001, the Company recorded a non-cash, extraordinary charge to earnings of approximately $2.8 million, net of tax of nil, related to the write-off of the applicable portion of deferred debt issuance costs on the term loans. In connection with this offering, on June 6, 2001, the Company entered into Amendment No. 6 to the Prior Credit Agreement. The amendment modified certain financial and other covenants, including minimum Credit Agreement EBITDA requirements, in the Prior Credit Agreement to reflect recent financial results and market and operating conditions. A registration statement under the Securities Act registering senior notes of the Company identical in all material respects to the Initial 2001 Notes (the "Exchange 2001 Notes") offered in exchange for the Initial 2001 Notes became effective on August 27, 2001. On October 5, 2001, the Company completed its exchange offer of the Initial 2001 Notes for the Exchange 2001 Notes. The Initial 2001 Notes and the Exchange 2001 Notes are referred to herein as the 2001 Notes.

        On August 10, 2001, the Company entered into an amendment and restatement of the Prior Credit Agreement (the "Senior Secured Credit Agreement") with certain lenders providing for senior secured credit facilities with aggregate commitments not to exceed $635 million (together with the 2002 Term Loan Facility referred to below, the "Facilities"), including a $335 million term loan facility (the "2001 Term Loan Facility") and a $300 million revolving credit facility (the "Revolving Facility"). The proceeds of the initial borrowings under the Facilities of approximately $386 million, including $51 million under the revolving facility, were applied to repay in full the outstanding borrowings under the Prior Term Loan Facility and the Prior Revolving Facility and to pay approximately $12 million of the $14 million of fees and expenses incurred in connection with the amendment and restatement of the Prior Credit Agreement. During the third quarter of 2001, the Company recorded a non-cash, extraordinary charge to earnings of approximately $6.0 million, net of tax of nil, related to the write-off of the applicable remaining deferred debt issuance costs on the Prior Term Loan Facility and the Prior Revolving Facility.

        In April 2002, the Company entered into an amendment of the Senior Secured Credit Agreement which provided for a new, tranche B, term loan facility of $250 million ("2002 Term Loan Facility"). The 2002 Term Loan Facility was drawn on April 23, 2002 and the proceeds, together with borrowings under the Revolving Facility of approximately $12.0 million, were used to redeem the 1996 Senior Notes which occurred on May 23, 2002 and to pay related fees, costs and expenses. In the second quarter of 2002, the Company recorded a non-cash extraordinary charge to earnings of approximately $3.0 million, net of tax of nil, related to the write-off of the remaining deferred debt issuance costs on the 1996 Senior Notes and an extraordinary charge of approximately $8.6 million, net of tax of nil, related to the call premium paid upon redemption of the 1996 Senior Notes.

        On May 3, 2002, Holding filed a Form S-1 registration statement with the Securities and Exchange Commission for the registration under the Securities Act of 1933 of $350 million of its common stock in a proposed initial public offering. As of December 31, 2002, the Company had deferred approximately $1.9 million of costs associated with this proposed transaction. On March 27, 2003, Holding filed with the SEC an application to withdraw the registration statement. As a result, the Company will record an approximate $1.9 million charge in the first quarter of 2003.

        On March 25, 2003, Holding, Riverwood Acquisition Sub LLC, a Delaware limited liability company and a wholly-owned subsidiary of Holding ("Merger Sub") and Graphic Packaging International Corporation, a Colorado corporation ("Graphic") entered into an Agreement and Plan of Merger (the "2003 Merger Agreement"). Pursuant to the 2003 Merger Agreement and other related transaction documents, Graphic will merge with and into Merger Sub (the "2003 Merger"). Prior to consummation of the 2003 Merger, Holding will effect a stock split. In connection with the 2003 Merger, the shareholders of Graphic will receive one share of Holding common stock and associated Holding shareholder rights for each share of Graphic common stock and associated Graphic shareholder rights they own immediately prior to the 2003 Merger. Upon completion of the transaction, holders of Holding common stock will own 57.5% and holders of Graphic common stock will own 42.5% of the common stock of Holding. The 2003 Merger Agreement has been approved by the respective Boards of Directors of Holding and Graphic. Consummation of the 2003 Merger is subject to customary closing conditions, including approval by Graphic's shareholders and regulatory approvals.

        In connection with the execution of the 2003 Merger Agreement, Holding and certain major shareholders of Graphic entered into a Voting Agreement dated March 25, 2003 (the "Voting Agreement") pursuant to which such shareholders agreed to vote for the 2003 Merger and against any other transaction involving Graphic. In addition, pursuant to the Voting Agreement and as a condition to the effectiveness of the 2003 Merger, the holder of Graphic's 10% Series B Convertible Preferred Stock (the "Preferred Stock") has agreed to convert all of the outstanding shares of the Preferred Stock into Graphic common stock in exchange for a payment of the present value of future dividends on the Preferred Stock that would have been payable by Graphic from the effective time of the 2003 Merger until the Preferred Stock could have been redeemed by Graphic.

General

        The Company reports its results in two business segments: Coated Board (relating to the Company's coated unbleached kraft paperboard ("CUK Board") used in its beverage multiple packaging and consumer products packaging businesses) and Containerboard. The Coated Board business segment includes (1) the production and sale of CUK Board for cartons from the Company's West Monroe, Louisiana and Macon, Georgia mills and white lined chip board ("WLC") from its paper mill in Norrköping, Sweden; (2) carton converting plants in the United States, Europe and Brazil; and (3) the design, manufacture and installation of packaging machinery related to the assembly of cartons for beverage and non-beverage consumer products applications. The Containerboard business segment includes the production and sale of linerboard, corrugating medium and kraft paper from paperboard mills in the United States. The Company intends to stop producing linerboard as it continues to shift production capacity to higher margin CUK Board.

        The table below sets forth Net Sales, Income from Operations, and Credit Agreement EBITDA. The Company believes that Credit Agreement EBITDA provides useful information regarding the Company's ability to service debt, but should not be considered in isolation or as a substitute for the Consolidated Statements of Operations or cash flow data. The Credit Agreement's definition of EBITDA may not be comparable to other companies' definitions of EBITDA and is not a defined term under U.S. generally accepted accounting principles.

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
	(In thousands of dollars)
Net Sales (Segment Data):
Coated Board	$1,165,702	$1,107,937	$1,065,813
Containerboard	81,612	93,676	126,549

Net Sales	$1,247,314	$1,201,613	$1,192,362

Income from Operations (Segment Data) (B):
Coated Board	$186,108	$147,958	$156,634
Containerboard	(23,989)	(15,180)	2,986
Corporate and Eliminations	(21,507)	(25,512)	53,934

Income from Operations (B)	$140,612	$107,266	$213,554

Credit Agreement EBITDA (Segment Data) (A):
Coated Board	$306,100	$276,181	$286,039
Containerboard	(10,126)	(986)	20,518
Corporate and Eliminations	(8,254)	(11,190)	(6,523)

Credit Agreement EBITDA (A)	$287,720	$264,005	$300,034

Reconciliation of Income from Operations to Credit Agreement EBITDA
Income from Operations	$140,612	$107,266	$213,554
Add: Depreciation and Amortization	133,840	137,143	143,541
Dividends from equity investments	612	710	5,083
Other non-cash charges (C)	12,656	18,886	(62,144)

Credit Agreement EBITDA (A)	$287,720	$264,005	$300,034

Notes:

(A)
Credit Agreement EBITDA is calculated based on the definitions contained in the Company's Senior Secured Credit Agreement. Credit Agreement EBITDA is defined as consolidated net income (exclusive of non-cash charges resulting from purchase accounting during the periods subsequent to the Merger) before consolidated interest expense, consolidated income taxes, consolidated depreciation and amortization, and other non-cash charges deducted in determining consolidated net income, extraordinary items and the cumulative effect of accounting changes and earnings of, but including dividends from, non-controlled affiliates. The Company believes that Credit Agreement EBITDA provides useful information regarding the Company's ability to service debt, but should not be considered in isolation or as a substitute for the Consolidated Statements of Operations or cash flow data. The Credit Agreement's definition of EBITDA may not be comparable to other companies' definitions of EBITDA.

(B)
During the fourth quarter of 2002, the Company changed its method of determining the cost of inventories from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method. Prior to 2002, the majority of the Company's operations used the LIFO method of valuing inventory. The Company has concluded that the FIFO method will result in a better measurement of current inventory costs with revenues because the Company's operations have realized and expect to continue to realize cost reductions in its manufacturing operations. The Company applied this change by retroactively restating its financial statements as required by Accounting Principles Board Opinion No. 20, "Accounting Changes," which resulted in an increase to the accumulated deficit as of January 1, 2000 of approximately $15.5 million (see Note 27 in Notes to the Consolidated Financial Statements).
(C)
Other non-cash charges include non-cash charges for pension, postretirement and postemployment benefits, and amortization of premiums on hedging contracts deducted in determining net income.

Business Trends and Initiatives

        The Company's cash flow from operations and Credit Agreement EBITDA are influenced by sales volume and selling prices for its products and raw material and energy costs, and are affected by a number of significant business, economic and competitive factors. Many of these factors are not within the Company's control. Historically, in the Coated Board business segment, the Company has experienced stable pricing for its integrated beverage carton products, and moderate cyclical pricing for its cartonboard, which historically has been principally sold in the open market. The Company's cartonboard sales are affected by competition from competitors' CUK Board and other substrates—solid bleached sulfate ("SBS"), recycled clay coated news ("CCN") and, internationally, WLC—as well as by general market conditions.

        In the Containerboard business segment, conditions in the cyclical worldwide commodity paperboard markets have a substantial impact on the Company's Containerboard sales. During 2002, the Company elected to take 32 days, or approximately 18,000 tons, of linerboard, CUK Board and medium market related downtime at its U.S. mills that resulted in approximately $3.7 million of under-absorbed fixed costs. The Company expects to take 14 days, or approximately 5,000 tons, of medium market related downtime during 2003 on its medium machine, but the amount of downtime could change depending upon market conditions. The downtime results from a number of factors, but principally a weak containerboard market and production above planned rates. As a result of expected downtime during 2003, the Company estimates the impact on earnings at its U.S mills to be approximately $1.0 million related to the under-absorption of fixed costs.

        Energy, including natural gas, fuel oil and electricity, represents a significant portion of the Company's manufacturing costs. During 2002, the Company's financial results were not negatively affected by energy costs when compared to 2001. Until the latter part of 2000, the Company's results had not been significantly affected by the volatility of energy costs. The Company entered into fixed price natural gas contracts designed to mitigate the impact of future cost increases for its natural gas requirements at its two U.S. mills through and including October 2003, and will continue to evaluate its hedge position.

        In the fourth quarter of 2002, the Company was notified by Coca-Cola Enterprises ("CCE") that CCE will not renew its supply contract with the Company. Under this contract, which expires on March 31, 2003, the Company supplies to CCE beverage cartons made from the Company's CUK Board, packaging machines and related services. The Company's supply contracts with its independent

Coca-Cola bottling company customers are not subject to CCE's non-renewal notification. CCE's action did not impact the Company's 2002 results of operations. The impact on the Company's 2003 results of operations will depend, in part, on the extent to which the Company supplies beverage cartons to CCE during a phase-out period in 2003 after the current supply contract expires, which the Company continues to discuss with CCE. The Company continues to explore opportunities to replace the volumes that it will lose as a result of CCE's decision by seeking to increase sales to existing and new customers and to develop new applications for its CUK Board. The Company continues to evaluate the impact of these developments and the recent increase in beverage market competitiveness on its future pricing for its beverage packaging products. The Company can provide no assurances that it will be able to replace all or any portion of the volumes it had expected to supply to CCE in 2003 and future periods or that it will be able to maintain current pricing levels on its beverage packaging products. If the Company cannot replace such volumes, the Company estimates that its volumes will be negatively impacted by approximately 17,000 tons in 2003 and 36,000 tons in 2004 and thereafter. In 2002, the CCE business represented approximately 5% of the Company's consolidated net sales and Credit Agreement EBITDA.

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

        The Company expects capital expenditures will range from $110 million to $120 million in 2003 as the Company invests to improve its process capabilities, in packaging machinery, and to comply with environmental cluster rules. See "—Environmental and Legal Matters." The Company is accelerating certain capital driven cost reduction projects that will deliver benefits in 2004 and 2005. The Company continues to evaluate its current operations and assets with a view to rationalizing its operations and improving profitability, in particular with respect to its international converting assets and strategy. Finally, the Company is continuing to focus on reducing working capital and increasing liquidity.

        Packaging machinery placements during 2002 increased approximately 27% when compared to 2001 as a result of a 16% increase in packaging machinery orders in 2001 when compared to 2000. The Company expects packaging machinery placements for 2003 to be comparable to 2002. The Company has been and will continue to be selective in future packaging machinery placements to ensure appropriate returns.

Outlook

        The Company expects that its 2003 full year Credit Agreement EBITDA will be comparable to its 2002 Credit Agreement EBITDA, although no assurance can be given in this regard. The achievement of this expectation is dependent upon (among other things) a number of profit improvement initiatives, including increasing worldwide beverage and North American consumer products sales volumes above 2002 levels, improving U.S. mill throughput, continued cost savings from other actions taken to date and stable pricing for the Company's products. In 2003, the Company expects sales volume increases in its worldwide beverage markets, and continued growth in its North American consumer products markets. The Company expects containerboard sales and margins to be negatively affected in 2003 due to the negative market pressures on containerboard pricing and sales volumes. The Company believes that energy costs will continue to negatively impact its results for 2003.

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

        The Company believes the following accounting policies are the most critical since these policies require significant judgment or involve complex estimations that are important to the portrayal of the Company's financial conditions and operating results:

  •
  The Company recognizes revenue when pervasive evidence of a sales arrangement exists, delivery has occurred, the price to the buyer is fixed and determinable, and the collectibility of the sales price is reasonably assured, which is primarily when goods are shipped to customers. Payments received in advance from packaging machinery use agreements are recognized on a straight-line basis over the term of the agreements. Customer returns and allowances are provided based on estimates.
  •
  The Company's inventories are stated at the lower of cost or market with cost determined principally by the first-in, first-out ("FIFO") basis (see Note 27 in Notes to the Consolidated Financial Statements). Average cost basis is used to determine the cost of supplies inventories. Inventories are stated net of an allowance for slow-moving and obsolete inventory, which is based on estimates. If the condition of the inventories or the state of the Company's business would deteriorate, additional allowances may be required which would reduce income.
  •
  The Company reviews long-lived assets, including goodwill and certain identifiable intangibles for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Upon determination that the carrying value of the assets is impaired, the Company would record an impairment charge or loss.
  •
  The Company faces uncertainties relating to pending litigation and environmental investigation and remediation obligations. The Company records accruals for such items based on estimates developed in consultation with legal counsel and environmental consultants at the time when the liability is probable and the costs are reasonably estimated. While there can be no assurance as to the ultimate outcome of any current lawsuits, claims or investigations relating to such uncertainties, the Company does not believe that such uncertainties will have a material adverse impact on the results of operations, cash flows or financial condition of the Company. However, future uncertainties may have a material adverse impact on the results of operations, cash flows or financial condition of the Company.
  •
  The Company incurs employment related expenses in connection with its pensions and postretirement benefit plans. In order to measure the expenses associated with these plans, management must make various estimates and assumptions, including discount rates used to value liabilities, assumed rates of return on plan assets, compensation increases, employee turnover rates, anticipated mortality rates and expected future healthcare costs. The estimates used by management are based on the Company's historical experience as well as current facts and circumstances. The Company uses third-party actuaries to assist management in measuring the expense and liability associated with these benefits. Actual future results that vary from the previously mentioned assumptions could have a material impact on the consolidated financial statements.

      Recent declines in the equity markets have caused the market value of the plan assets to decrease. As a result, a minimum pension liability adjustment of $71.3 million was recorded in 2002 as a reduction of shareholders' equity (see Note 16 in Notes to the Consolidated Financial Statements).

2002 COMPARED WITH 2001
RESULTS OF OPERATIONS

        The following discussion of the Company's results of operations is based upon the years ended December 31, 2002 and 2001. In the fourth quarter of 2002, the Company changed its method of valuing inventories from the LIFO method to the FIFO method and all prior years have been restated to give effect to that change (see Note 27 in Notes to the Consolidated Financial Statements).

	Year Ended December 31, 2002	Increase (Decrease) From Prior Period	Year Ended December 31, 2001
	(In thousands of dollars)
Net Sales (Segment Data):
Coated Board	$1,165,702	5.2%	$1,107,937
Containerboard	81,612	(12.9)	93,676

Net Sales	1,247,314	3.8	1,201,613
Cost of Sales	984,771	3.2	953,901

Gross Profit	262,543	6.0	247,712
Selling, General and Administrative	117,335	0.7	116,510
Research, Development and Engineering	5,227	2.3	5,111
Other (Income) Expense, Net	(631)	(100.0)	18,825

Income from Operations	$140,612	31.1%	$107,266

Income from Operations
(Segment Data):
Coated Board	$186,108	25.8%	$147,958
Containerboard	(23,989)	(58.0)	(15,180)
Corporate and Eliminations	(21,507)	15.7	(25,512)

Income from Operations	$140,612	31.1%	$107,266

Other Financial Data:
Net Sales:
Carrierboard	$818,797	5.0%	$779,509
Cartonboard	234,357	6.7	219,542
White lined chip board	80,579	9.9	73,336
Containerboard	81,612	(12.9)	93,676
Other(A)	31,969	(10.1)	35,550

Note:

(A)
Other primarily represents revenue recognized from packaging machinery service and use agreements and sales of certain by-products.

Paperboard Shipments

        The following represents shipments of Coated Board and Containerboard to outside customers. Shipments of Coated Board represent sales to customers of beverage carrierboard and folding cartonboard. Shipments of White Lined Chip Board represent sales to customers of WLC produced at the Swedish Mill. Shipments of Containerboard represent sales to customers of linerboard, corrugating medium, kraft paper and various other items. Other primarily represents shipments of certain by-products. Total shipments for the years ended December 31, 2002 and 2001 were as follows:

(In thousands of tons)	2002	Increase (Decrease) From Prior Period	2001
Coated Board
Carrierboard	671.5	5.6%	636.1
Cartonboard	363.0	4.3	348.0
White Lined Chip Board	156.9	4.3	150.4
Containerboard	235.3	(7.8)	255.3
Other	22.4	(4.7)	23.5

	1,449.1	2.5%	1,413.3

Net Sales

        As a result of the factors described below, the Company's Net Sales in 2002 increased by $45.7 million, or 3.8%, compared with 2001. Net Sales in the Coated Board business segment increased by $57.8 million in 2002, or 5.2%, to $1,165.7 million from $1,107.9 million in 2001, due primarily to higher sales volume in North American beverage carton markets (resulting, in large part, from increased volumes under a multi-year agreement with a beer producer customer) and, to a lesser extent, higher sales volumes in worldwide consumer products markets and international beverage markets. Net Sales in the Containerboard business segment decreased $12.1 million, or 12.9%, to $81.6 million in 2002 from $93.7 million in 2001, due principally to lower linerboard volumes resulting from the continued shift from linerboard production to value-added coated board production and lower containerboard pricing.

Gross Profit

        As a result of the factors discussed below, the Company's Gross Profit for 2002 increased by $14.8 million, or 6.0%, to $262.5 million from $247.7 million in 2001. The Company's gross profit margin increased to 21.0% in 2002 from 20.6% in 2001. Gross Profit in the Coated Board business segment increased by $24.0 million, or 9.3%, to $282.1 million in 2002 from $258.2 million in 2001, while its gross profit margin increased to 24.2% in 2002 from 23.3% in 2001. The increase in Coated Board Gross Profit was due primarily to worldwide cost reductions as a result of savings gained from the Company's TQS initiative, higher Net Sales and lower depreciation expense. Gross Profit in the Containerboard business segment decreased by $8.0 million to a loss of $19.5 million in 2002 from a loss of $11.5 million in 2001, while its gross profit margin decreased to (23.9)% in 2002 from (12.3)% in 2001. The decrease in Containerboard Gross Profit resulted principally from lower containerboard pricing.

Selling, General and Administrative

        Selling, General and Administrative expenses increased by $0.8 million, or 0.7%, to $117.3 million in 2002 from $116.5 million in 2001, due primarily to higher incentive expenses and pension costs somewhat offset by lower warehousing and rent expenses. As a percentage of Net Sales, Selling, General and Administrative expenses decreased from 9.6% in 2001 to 9.4% in 2002.

Research, Development and Engineering

        Research, Development and Engineering expenses increased by $0.1 million, or 2.3%, to $5.2 million in 2002 from $5.1 million in 2001.

Other (Income) Expense, Net

        Other (Income) Expense, Net, was $(0.6) million in 2002 as compared to $18.8 million in 2001. This change was primarily due to the cessation of goodwill amortization and a non-cash pension adjustment recorded in 2002 as well as certain charges recorded in 2001 relating to non-cash asset retirements and a litigation settlement.

Income from Operations

        Primarily as a result of the factors discussed above, the Company's Income from Operations in 2002 increased by $33.3 million, or 31.1%, to $140.6 million from $107.3 million in 2001. The Company's operating margin increased to 11.3% in 2002 from 8.9% in 2001. Income from Operations in the Coated Board business segment increased by $38.2 million, or 25.8%, to $186.1 million in 2002 from $148.0 million in 2001, while the operating margin increased to 16.0% in 2002 from 13.4% in 2001, primarily as a result of the factors described above. Income from Operations in the Containerboard business segment decreased $8.8 million to a loss of $24.0 million in 2002 from a loss of $15.2 million in 2001, while the operating margin decreased to (29.4)% in 2002 from (16.2)% in 2001, primarily as a result of the factors described above.

Fluctuations in U.S. Currency Exchange Rates

        The weakening of the U.S. dollar currency exchange rates as compared to the euro and other European currencies had a modest impact on Net Sales, Gross Profit, Income from Operations, and operating expenses during 2002. However, the impact was somewhat offset by the strengthening of the U.S. dollar against the Japanese yen.

INTEREST INCOME, INTEREST EXPENSE, INCOME TAX (BENEFIT) EXPENSE, EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT, AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE.

Interest Income

        Interest Income increased by $0.4 million to $1.3 million in 2002 from $0.9 million in 2001 due primarily to interest earned on the temporary investment of the proceeds associated with the 2002 Term Loan Facility pursuant to a 30-day call notice period required under the indenture governing the 1996 Senior Notes.

Interest Expense

        Interest Expense decreased by $11.5 million to $147.4 million in 2002 from $158.9 million in 2001 due primarily to lower average interest rates as a result of market interest rates as well as the second quarter 2002 refinancing, somewhat offset by the additional interest expense incurred on the 1996 Senior Notes during the 30-day call notice period required under such indenture.

Income Tax (Benefit) Expense

        During 2002, the Company recognized an income tax benefit of $(4.7) million on a (Loss) before Income Taxes and Equity in Net Earnings of Affiliates of $(5.4) million. During 2001, the Company recognized an income tax expense of $6.6 million on a (Loss) before Income Taxes and Equity in Net Earnings of Affiliates of $(50.7) million. The income tax benefit in 2002 was primarily due to reductions of valuation allowances related to the Company's U.K. and German operations, somewhat offset by the income tax expense on the international operating income (see Note 19 in Notes to the Consolidated Financial Statements). The income tax expense in 2001 was due primarily to international operating income. These income tax expenses differed from the statutory federal income tax rate primarily because of valuation allowances established on net operating loss carryforward tax assets in the U.S. and certain international locations where the realization of such benefits is not more likely than not.

Extraordinary Loss on Early Extinguishment of Debt

        On April 23, 2002, the Company borrowed $250 million pursuant to an amendment to its Senior Secured Credit Agreement. The proceeds were applied to redeem in full the 1996 Senior Notes. In addition, the Company borrowed $12 million under its Revolving Facility to pay fees, costs and expenses related to the refinancing transaction. In the second quarter of 2002, the Company recorded a non-cash extraordinary charge to earnings of approximately $3.0 million, net of tax of nil, related to the write-off of remaining debt issuance costs on the 1996 Senior Notes and an extraordinary charge of approximately $8.5 million, net of tax of nil, related to the call premium paid upon redemption of the 1996 Senior Notes.

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

        On June 21, 2001, the Company completed an offering of $250 million principal amount of the 2001 Notes, bearing interest at 10 5/8% annually. The net proceeds of this offering were applied to prepay a portion of the Term Loan Facility resulting in a non-cash, extraordinary charge to earnings of approximately $2.8 million, net of tax of nil, related to the write-off of the applicable portion of deferred debt issuance costs on the term loans.

Cumulative Effect of a Change in Accounting Principle

        On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities ("SFAS No. 133"), which requires all derivative instruments to be measured at fair value and recognized on the balance sheet as either assets or liabilities. In addition, all derivative instruments used in hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. Upon adoption of SFAS No. 133, the Company recognized a one-time after-tax transition adjustment to decrease earnings by approximately $0.5 million.

2001 COMPARED WITH 2000

RESULTS OF OPERATIONS

        The following discussion of the Company's results of operations is based upon the years ended December 31, 2001 and 2000. In the fourth quarter of 2002, the Company changed its method of valuing inventories from the LIFO method to the FIFO method and all prior years have been restated to give effect to that change (see Note 27 in Notes to the Consolidated Financial Statements).

	Year Ended December 31, 2001	Increase (Decrease) From Prior Period	Year Ended December 31, 2000
	(In thousands of dollars)
Net Sales (Segment Data):
Coated Board	$1,107,937	4.0%	$1,065,813
Containerboard	93,676	(26.0)	126,549

Net Sales	1,201,613	0.8	1,192,362
Cost of Sales	953,901	2.5	930,786

Gross Profit	247,712	(5.3)	261,576
Selling, General and Administrative	116,510	3.8	112,200
Research, Development and Engineering	5,111	12.2	4,554
Restructuring Credit	—	NM	(2,600)
Gain on Sale of Investment	—	NM	(70,863)
Other Expense, Net	18,825	3.0	4,731

Income from Operations	$107,266	(49.8)%	$213,554

Income from Operations
(Segment Data):
Coated Board	$147,958	(5.5)%	$156,634
Containerboard	(15,180)	(100.0)	2,986
Corporate and Eliminations	(25,512)	(100.0)	53,934

Income from Operations	$107,266	(49.8)%	$213,554

Other Financial Data:
Net Sales:
Carrierboard	$779,509	4.8%	$743,569
Cartonboard	219,542	4.8	209,395
White lined chip board	73,336	(5.1)	77,273
Containerboard	93,676	(26.0)	126,549
Other(A)	35,550	(0.1)	35,576

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

	2001	Increase (Decrease) From Prior Period	2000
	(In thousands of tons)
Coated Board
Carrierboard	636.1	4.0%	611.7
Cartonboard	348.0	2.2	340.4
White Lined Chip Board	150.4	0.0	150.4
Containerboard	255.3	(20.1)	319.4
Other	23.5	76.7	13.3

	1,413.3	(1.5)%	1,435.2

Net Sales

        As a result of the factors described below, the Company's Net Sales in 2001 increased by $9.3 million, or 0.8%, compared with 2000. Net Sales in the Coated Board business segment increased by $42.1 million in 2001, or 4.0%, to $1,107.9 million from $1,065.8 million in 2000, due primarily to higher sales volume in North American beverage carton markets and North American consumer product markets. These increases were somewhat offset by lower sales volumes in international consumer product markets, lower sales volumes in Brazil and the negative impact of foreign currency exchange rates. Net Sales in the Containerboard business segment decreased $32.8 million, or 26.0%, to $93.7 million in 2001 from $126.5 million in 2000, due principally to lower volumes and pricing.

Gross Profit

        As a result of the factors discussed below, the Company's Gross Profit for 2001 decreased by $13.9 million, or 5.3%, to $247.7 million from $261.6 million in 2000. The Company's gross profit margin decreased to 20.6% in 2001 from 21.9% in 2000. Gross Profit in the Coated Board business segment increased by $7.7 million, or 3.1%, to $258.2 million in 2001 from $250.5 million in 2000, while its gross profit margin decreased to 23.3% in 2001 from 23.5% in 2000. The increase in Coated Board Gross Profit was due primarily to worldwide cost reductions as a result of savings gained from the Company's TQS initiative, higher Net Sales and lower depreciation expense somewhat offset by increased energy costs. Gross Profit in the Containerboard business segment decreased by $17.5 million to a loss of $11.5 million in 2001 from a profit of $5.9 million in 2000, while its gross profit margin decreased to (12.3)% in 2001 from 4.7% in 2000. The decrease in Containerboard Gross Profit resulted principally from lower containerboard pricing.

Selling, General and Administrative

        Selling, General and Administrative expenses increased by $4.3 million, or 3.8%, to $116.5 million in 2001 from $112.2 million in 2000, due primarily to higher warehousing expenses. As a percentage of Net Sales, Selling, General and Administrative expenses increased from 9.4% in 2000 to 9.7% in 2001.

Research, Development and Engineering

        Research, Development and Engineering expenses increased by $0.5 million, or 12.2%, to $5.1 million in 2001 from $4.6 million in 2000, due primarily to higher research and development investing relating to the Company's new product Z-Flute®, packaging machinery and products of the Swedish Mill.

Restructuring Credit

        During 2000, the Company substantially completed the 1998 restructuring plan that related primarily to the restructuring of its European operations, primarily the ongoing rationalization of its international folding carton converting operations. The Company reduced the restructuring reserve by $4.8 million. In addition, $2.2 million of new restructuring activities aligned with the overall objectives of the initial plan were recorded and completed during 2000. The Company completed the 1998 restructuring plan during 2001 (see Note 23 in Notes to Consolidated Financial Statements).

Gain on Sale of Investment

        During 2000, the Company recognized a $70.9 million gain from the sale of Igaras, (see "—Equity in Net Earnings of Affiliates").

Other Expense, Net

        Other Expense Net, was $18.8 million in 2001 and $4.7 million in 2000. This change was primarily due to certain operating charges recorded in 2001 primarily relating to a litigation settlement and non-cash asset retirements, and certain operating credits recorded in 2000.

Income from Operations

        Primarily as a result of the factors discussed above, the Company's Income from Operations in 2001 decreased by $106.3 million, or 49.8%, to $107.3 million from $213.6 million in 2000, while the Company's operating margin decreased to 8.8% in 2001 from 17.9% in 2000. Income from Operations in the Coated Board business segment decreased by $8.7 million, or 5.5%, to $148.0 million in 2001 from $156.6 million in 2000, while the operating margin decreased to 13.4% in 2001 from 14.7% in 2000, primarily as a result of the factors described above. Income from Operations in the Containerboard business segment decreased $18.2 million to a loss of $15.2 million in 2001 from a profit of $3.0 million in 2000, while the operating margin decreased to (16.2)% in 2001 from 2.4% in 2000, primarily as a result of the factors described above. Income from Operations in the Corporate and Eliminations segment decreased $79.4 million to a loss of $25.5 million in 2001 from a profit of $53.9 million in 2000 due primarily to the sale of Igaras during 2000 (see "—Equity in Net Earnings of Affiliates").

Fluctuations in U.S. Currency Exchange Rates

        The strengthening of the U.S. dollar currency exchange rates as compared to the Japanese yen, the euro, and other European currencies had a modest impact on Net Sales, Gross Profit, Income from Operations, and operating expenses during 2001.

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

Income Tax Expense

        During 2001, the Company recognized an income tax expense of $6.6 million on a (Loss) before Income Taxes and Equity in Net Earnings of Affiliates of $(50.7) million. During 2000, the Company recognized an income tax expense of $3.0 million on Income before Income Taxes and Equity in Net Earnings of Affiliates of $33.1 million. The income tax expense, in both 2001 and 2000, was due primarily to international operating income. The increase in income tax expense from 2000 to 2001 was due primarily to an increase in international operating income. These income tax expenses differed from the statutory federal income tax rate primarily because of valuation allowances established on net operating loss carryforward tax assets in the U.S. and certain international locations where the realization of such benefits is not more likely than not.

Equity in Net Earnings of Affiliates

        In 2000, Equity in Net Earnings of Affiliates was comprised primarily of the Company's equity in net earnings of Igaras. On October 3, 2000, the Company, along with its joint venture partner, completed the sale of the jointly-held subsidiary Igaras for approximately $510 million, including the assumption of $112 million of debt. The Company recognized a gain of approximately $70.9 million in accordance with the sale. Through the date of the sale, Igaras was accounted for under the equity method of accounting. Equity in Net Earnings of Affiliates decreased from $3.4 million in 2000 to $1.0 million in 2001 as a result of the sale of Igaras, somewhat offset by the Company's equity in net earnings of Rengo.

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

        On June 21, 2001, the Company completed an offering of $250 million principal amount of the 2001 Notes, bearing interest at 10 5/8% annually. The net proceeds of this offering were applied to prepay a portion of the Term Loan Facility resulting in a non-cash, extraordinary charge to earnings of approximately $2.8 million, net of tax of nil, related to the write-off of the applicable portion of deferred debt issuance costs on the term loans.

        On October 3, 2000, the Company completed the sale of its 50 percent investment in Igaras. The Company applied $120 million and $25 million of the sale proceeds to its 2001 and 2002 term loan maturities under the Prior Term Loan Facility, respectively. The Company recognized a loss on the early extinguishment of debt of approximately $2.1 million, net of tax of nil, in the fourth quarter of 2000.

Cumulative Effect of a Change in Accounting Principle

        On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities ("SFAS No. 133"), which requires all derivative instruments to be measured at fair value and recognized on the balance sheet as either assets or liabilities. In addition, all derivative instruments used in hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. Upon adoption of SFAS No. 133, the Company recognized a one-time after-tax transition adjustment to decrease earnings by approximately $0.5 million.

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

Cash Flows

        Cash and Equivalents increased by approximately $6.4 million in 2002 primarily as a result of cash provided by operating activities ($87.5 million), somewhat offset by purchases of property, plant and equipment ($56.0 million) and the net cash used in financing activities ($23.6 million). Depreciation and amortization during 2002 totaled approximately $133.8 million, and is expected to be approximately $125 million to $135 million in 2003.

        The Company's net sales, cash flows from its operations and Credit Agreement EBITDA are subject to moderate seasonality with demand usually increasing in the spring and summer due to the seasonality of the worldwide beverage multiple packaging markets.

Liquidity and Capital Resources

        The Company's liquidity needs arise primarily from debt service on its substantial indebtedness and from the funding of its capital expenditures, ongoing operating costs and working capital.

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

        As of December 31, 2002, the Company had outstanding approximately $1,502 million of long-term debt, consisting primarily of $400 million of the 1996 Senior Subordinated Notes, $250 million of the 1997 Notes, $250 million of the 2001 Notes, $584 million outstanding under the Term Loan Facility, $15 million under the Revolving Facility, and other debt issues and facilities.

        On May 3, 2002, Holding filed a Form S-1 registration statement with the Securities and Exchange Commission for the registration under the Securities Act of 1933 of $350 million of its common stock in a proposed initial public offering. As of December 31, 2002, the Company had deferred approximately $1.9 million of costs associated with this proposed transaction. On March 27, 2003, Holding filed with the SEC an application to withdraw the registration statement. As a result, the Company will record an approximate $1.9 million charge in the first quarter of 2003.

        On March 25, 2003, Holding, Merger Sub and Graphic entered into the 2003 Merger Agreement. Pursuant to the 2003 Merger Agreement and other related transaction documents, Graphic will merge with and into Merger Sub. Prior to consummation of the 2003 Merger, Holding will effect a stock split. In connection with the 2003 Merger, the shareholders of Graphic will receive one share of Holding common stock and associated Holding shareholder rights for each share of Graphic common stock and associated Graphic shareholder rights they own immediately prior to the 2003 Merger. Upon completion of the transaction, holders of Holding common stock will own 57.5% and holders of Graphic common stock will own 42.5% of the common stock of Holding. The 2003 Merger Agreement has been approved by the respective Boards of Directors of Holding and Graphic. Consummation of the 2003 Merger is subject to customary closing conditions, including approval by Graphic's shareholders and regulatory approvals.

        In connection with the execution of the 2003 Merger Agreement, Holding and certain major shareholders of Graphic entered into the Voting Agreement pursuant to which such shareholders agreed to vote for the 2003 Merger and against any other transaction involving Graphic. In addition, pursuant to the Voting Agreement and as a condition to the effectiveness of the 2003 Merger, the holder of Graphic's Preferred Stock has agreed to convert all of the outstanding shares of the Preferred Stock into Graphic common stock in exchange for a payment of the present value of future dividends on the Preferred Stock that would have been payable by Graphic from the effective time of the 2003 Merger until the Preferred Stock could have been redeemed by Graphic.

Debt Service

        Principal and interest payments under the 2001 Term Loan Facility, the Revolving Facility and the 2002 Term Loan Facility, together with principal and interest payments on the 2001 Notes, 1997 Notes and 1996 Senior Subordinated Notes, represent significant liquidity requirements for the Company. The 2001 Term Loan Facility matures on December 31, 2006 and amortizes in semi-annual installments of $37.5 million beginning June 30, 2003 and of $46.25 million beginning June 30, 2005, amounting to principal payments of $75.0 million, $75.0 million, $92.5 million and $92.5 million in 2003, 2004, 2005 and 2006 respectively. The 2002 Term Loan Facility amortizes in semi-annual installments of $2.5 million annually in each of 2003, 2004, 2005 and 2006 with the remaining principal due at maturity on March 31, 2007. The Revolving Facility matures on December 31, 2006.

        The loans under the Facilities bear interest at floating rates based upon the interest rate option elected by the Company. The term loans under the Senior Secured Credit Agreement bore interest as of December 31, 2002 at an average rate per annum of 4.34%. The 1997 Notes, the 2001 Notes and the 1996 Senior Subordinated Notes bear interest at rates of 10 5/8%, 10 5/8% and 10 7/8%, respectively. The loans under the Revolving Facility bore interest as of December 31, 2002 at an average rate per annum of 5.39%.

        Interest expense in 2003 is expected to be approximately $130 million to $135 million, including approximately $7 million of non-cash amortization of deferred debt issuance costs. During 2002, cash paid for interest was approximately $147.6 million.

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

        The Company uses interest rate swap agreements to fix a portion of its variable rate term loans to a fixed rate in order to reduce the impact of interest rate changes on future income. The difference to be paid or received under these agreements is recognized as an adjustment to interest expense related to that debt. At December 31, 2002, the Company had interest rate swap agreements with a notional amount of $410 million, under which the Company will pay fixed rates of 2.21% to 3.52% and receive three-month LIBOR.

Covenant Restrictions

        The Senior Secured Credit Agreement, which governs the Facilities, imposes restrictions on the Company's ability to make capital expenditures and both the Senior Secured Credit Agreement and the indentures governing the 1996 Senior Subordinated Notes, the 1997 Notes and the 2001 Notes limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, meet its capital spending program, provide for unanticipated capital investments or take advantage of business opportunities. The covenants contained in the Senior Secured Credit Agreement, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by Riverwood and its subsidiaries, make capital expenditures and engage in certain transactions with affiliates. The covenants contained in the indentures governing the 1996 Senior Subordinated Notes, the 1997 Notes and the 2001 Notes also impose restrictions on the operation of the Company's business.

        The financial covenants in the Senior Secured Credit Agreement specify, among other things, the following requirements for each four quarter period ended during the following test periods:

Test Period	Consolidated Debt to Credit Agreement EBITDA Leverage Ratio	Consolidated Interest Expense Ratio
December 31, 2002—December 30, 2003	5.50 to 1.00	2.00 to 1.00
December 31, 2003—December 30, 2004	5.00 to 1.00	2.10 to 1.00
December 31, 2004—December 30, 2005	4.70 to 1.00	2.25 to 1.00
December 31, 2005—December 30, 2006	4.40 to 1.00	2.25 to 1.00
December 31, 2006—March 31, 2007	4.40 to 1.00	2.25 to 1.00

        At December 31, 2002, the Company was in compliance with the financial covenants in the Senior Secured Credit Agreement. The Company's ability to comply in future periods with the financial covenants in the Senior Secured Credit Agreement will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company's control and will be substantially dependent on the selling prices for the Company's products, raw material and energy costs, and the Company's ability to successfully implement its overall business and profitability strategies (see "—Outlook"). If a violation of any of the covenants occurred, the Company would attempt to get a waiver or an amendment from its lenders, although no assurance can be given that the Company would be successful in this regard. The Senior Secured Credit Agreement and the indentures governing the 1996 Senior Subordinated Notes, 1997 Notes and 2001 Notes have covenants as well as certain cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions.

        The Senior Secured Credit Agreement is collateralized by substantially all of the Company's assets.

Capital Expenditures

        Capital spending for 2002 was approximately $56.0 million, down 2.2% from $57.3 million in 2001. Capital spending during 2002 related primarily to improving the Company's process capabilities, manufacturing packaging machinery and environmental cluster rules compliance. During 2002, the Company had capital spending of approximately $44.9 million for improving process capabilities, approximately $10.2 million for packaging machinery manufacturing and approximately $0.9 million for compliance with the cluster rules. Total capital spending for 2003 is expected to be between $110 million and $120 million, and is expected to relate principally to improving the Company's process capabilities, the production of packaging machinery and environmental cluster rules compliance. The Company is accelerating certain capital driven cost reduction projects that will deliver benefits in 2004 and 2005. Over the next three years, the Company anticipates that it will spend approximately $22 million at its two U.S. mills to comply with the cluster rules.

Financing Sources and Cash Flows

        The Revolving Facility matures on December 31, 2006. At December 31, 2002, the Company and its U.S. and international subsidiaries had the following amounts of commitments, amounts outstanding and amounts available under revolving credit facilities:

	Total Amount of Commitments	Total Amount Outstanding	Total Amount Available(A)
	(In thousands of dollars)
Revolving Facility	$300,000	$14,850	$284,508
International Facilities	18,384	12,090	6,294

	$318,384	$26,940	$290,802

Note:

(A)
In accordance with its debt agreements, the Company's availability under its Revolving Facility as of December 31, 2002 has been reduced by the amount of standby letters of credit issued of approximately $0.6 million.

        The Company is required by its insurance company to have a standby letter of credit to secure payment of Workers' Compensation claims. The letter of credit, with a value of $0.4 million, expired on February 20, 2003 and was subsequently extended. The letter of credit will automatically be extended without amendment for successive one year periods from the current expiration date and any future expiration date unless at least 45 days prior to the expiration date the Company is notified that the financial institution elects not to renew.

        In addition, the Ohio Bureau of Workers' Compensation requires the Company to have a standby letter of credit for non-performance according to the conditions and obligations as provided under Workers' Compensation law. It is a further condition of the letter of credit to cover all injuries or occupational disease claims incurred in any period prior to and/or during the present term should the Company not perform. The letter of credit, with a value of $0.2 million, was renewed on September 20, 2002 and is automatically extended without amendment for successive one year periods from the current expiration date and any future expiration date unless at least 60 days prior to the expiration date the Company is notified that the financial institution elects not to renew.

        The Company anticipates pursuing additional working capital financing for its foreign operations as necessary. The Company believes that cash generated from operations, together with amounts available under its Revolving Facility and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs until the maturity of the Revolving Facility, although no assurance can be given in this regard. The Company's future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see "—Covenant Restrictions"), will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control and will be substantially dependent on the selling prices and demand for the Company's products, raw material and energy costs, and the Company's ability to successfully implement its overall business and profitability strategies.

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

        The following is a summary of the Company's derivative instruments as of December 31, 2002 and the accounting policies it employs:

Hedges of Anticipated Cash Flows

        The following is a reconciliation of current period changes in the fair value of the interest rate swap agreements, and foreign currency forward and option contracts which have been recorded as Accumulated Derivative Instruments Loss in the accompanying Consolidated Balance Sheets at December 31, 2002 and December 31, 2001 and as Derivative Instruments Loss in the accompanying

Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended December 31, 2002 and 2001.

(In thousands of dollars)
SFAS No. 133 transition adjustment	$(1,094)
Reclassification to earnings	3,898
Current period decrease in fair value	(7,374)

Balance at December 31, 2001	(4,570)
Reclassification to earnings	6,014
Current period decrease in fair value	(7,579)

Balance at December 31, 2002	$(6,135)

        At December 31, 2002, there was no material ineffective portion related to the changes in fair value of the interest rate swap agreements or option contracts and there were no amounts excluded from the measure of effectiveness. During the second quarter of 2002, the Company de-designated certain of its foreign currency forward and option contracts due to such contracts no longer meeting the Company's established effectiveness test. As a result, during the second quarter of 2002, the Company recognized a mark-to-market loss of approximately $1.8 million in the accompanying Consolidated Statement of Operations and Comprehensive (Loss) Income; had the foreign currency forward and option contracts not been de-designated, this approximate $1.8 million mark-to-market loss would have been deferred into Other Comprehensive (Loss) Income and would have been recognized in the Consolidated Statement of Operations and Comprehensive (Loss) Income over the remaining two quarters. At December 31, 2002, all mark to market losses relating to the de-designated hedges had been recorded in the Consolidated Statement of Operations and Comprehensive (Loss) Income.

        The balance of $6.1 million recorded in Accumulated Derivative Instruments Loss at December 31, 2002 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in the related hedged exposure. The estimated amount to be reclassified into future earnings as interest expense over the next twelve months through December 31, 2003 is approximately $4.3 million. The actual amount that will be reclassified to future earnings over the next twelve months may vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings during 2002 in connection with forecasted transactions that were no longer considered probable of occurring.

        The Company uses interest rate swap agreements to fix a portion of its variable rate Term Loan Facility to a fixed rate in order to reduce the impact of interest rate changes on future income. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense related to the debt. At December 31, 2002, the Company had interest rate swap agreements with a notional amount of $410 million, which expire on various dates through the year 2003 and 2004, under which the Company will pay fixed rates of 2.21% to 3.52% and receive three-month LIBOR.

Derivatives not Designated as Hedges

        The Company has foreign currency forward contracts used to hedge the exposure associated with foreign currency denominated receivables. These contracts are presently being marked-to-market through the income statement and will continue to be marked-to-market through the income statement.

        The Company enters into fixed price natural gas contracts designed to effectively hedge prices for a substantial portion of its natural gas requirements at its two U.S. mills. The purpose of the fixed price natural gas contracts is to eliminate or reduce price risk with a focus on making cash flows more predictable. As of December 31, 2002, the Company had entered into contracts to hedge substantially all of its natural gas requirements for its two U.S. mills through and including October 2003. The contract price and fair value of these natural gas contracts was approximately $16.3 million and $19.9 million, respectively. These contracts are not accounted for as derivative instruments under SFAS No. 133, as they qualify for the normal purchase exemption.

Commitments

        At December 31, 2002, total commitments of the Company under long-term, non-cancelable contracts were as follows:

	Payment Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(In thousands of dollars)
Long-Term Debt	$78,415	$173,690	$849,956	$400,018	$1,502,079
Operating Leases	15,664	5,408	2,239	946	24,257
Unconditional Purchase Obligations(A)	34,291	24,674	20,381	81,609	160,955

Total Contractual Cash Obligations	$128,370	$203,772	$872,576	$482,573	$1,687,291

Note:

(A)
Unconditional Purchase Obligations primarily consist of commitments related to wood processing and handling, natural gas and electricity and firm transportation of natural gas.

Environmental and Legal Matters

        The Company is committed to compliance with all applicable foreign, federal, state and local environmental laws and regulations. Environmental law is, however, dynamic rather than static. As a result, costs that are unforeseeable at this time, may be incurred when new laws are enacted, and when environmental agencies adopt or revise rules and regulations. In general, the environmental laws that the Company is subject to regulate discharges and emissions of constituents to the air, soil and water, prescribe procedures for the use, reuse, reclamation, recycling and disposal of designated waste materials and impose liability and requirements relating to the cleanup of contamination. In certain instances, state environmental laws may be stricter than their federal counterparts.

        The federal Clean Air Act imposes stringent limits on air emissions, establishes a federal permit program (Title V) and provides for civil and criminal enforcement sanctions. In response to these requirements, in the early 1990's the Company switched from solvent-based to water-based inks and varnishes at its converting operations in order to reduce and meet requirements with respect to emissions of volatile organic compounds. Where necessary, the Company's plants have received or submitted an application to the appropriate permitting authority for a Title V permit.

        The federal Clean Water Act establishes a system of minimum national effluent standards for each industry, water quality standards for the nation's waterways and a permit program that provides discharge limitations. It also regulates releases and spills of oil and hazardous materials and wastewater and stormwater discharges. The Company's mill in West Monroe, Louisiana is the only one of the Company's facilities that is a direct discharger to a water body and a permit currently covers its discharges to the Ouachita River. The Company's other operations discharge to publicly owned treatment works and are subject to pretreatment requirements and limitations.

        The federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") establishes liability for waste generators, current and former site owners and operators and others in connection with releases of hazardous materials. In certain instances, the Company has been identified as a Potentially Responsible Party ("PRP") under CERCLA and similar state laws.

        In 1998, the U.S. Environmental Protection Agency adopted regulations (generally referred to as the "cluster rules") that mandated more stringent controls on air and water discharges from United States pulp and paper mills. Over the next three years, the Company anticipates that it will spend approximately $22 million at its two U.S. mills to comply with these regulations.

        The Company is involved in environmental investigation and remediation projects for certain properties currently or formerly owned or operated by the Company, and at certain waste disposal sites. Some of these projects are being addressed under federal and state statutes, such as CERCLA and analogous state laws. The Company's costs in certain instances cannot be reliably estimated until the remediation process is substantially underway or liability has been addressed. The Company accrues reserves for these contingencies when the liability is probable and the costs are reasonably estimable. The Company believes that based on current information and regulatory requirements, its accruals for environmental matters are adequate. However, there can be no assurance that the Company will not incur significant costs in excess of accrued amounts in connection with remediation activities and other environmental matters.

        In late 1995, the Louisiana Department of Environmental Quality (the "DEQ") notified the Predecessor of potential liability for the remediation of hazardous substances at a former wood treatment site in Shreveport, Louisiana (known as the Line Avenue Site) that the Predecessor or its predecessors previously operated. In August 2001, the Company entered into an agreement with the DEQ and the landowners to remediate the site. The agreement required the removal of soils containing wood-treating constituents in excess of regulatory standards, consolidation of these soils in a sub portion of the site, capping of the sub portion, land use restrictions, future operations and maintenance ("O&M") to ensure the integrity of the cap, long-term monitoring of the groundwater, and a recorded prohibition on the use of on-site groundwater. The Company contracted with a qualified contractor to remediate the site at a cost of approximately $1.3 million. In addition, each of the O&M and groundwater monitoring costs for the initial five years are expected to be approximately $0.1 million (no such costs are estimated beyond the initial five-year period). As of December 31, 2002, all of the required soil excavation and consolidation has been completed. The Company expects to complete construction of the cap by April 2003. As of December 31, 2002, the Company has paid its contractor approximately $0.6 million to remediate the site. The Company has been reimbursed approximately half of these costs from a PRP that has entered into a settlement agreement with the Company.

        On July 6, 2000, the Company and the DEQ entered into a Settlement Agreement for remediation of a site in Caddo Parish, Louisiana (known as the Shoreline Refinery Site). The principal contamination at this site was an approximately 5 acre impoundment of oil-based sludge that appeared to originate from an oil refinery that was operated by prior operators. The remedial action contemplated by the Settlement Agreement required the neutralization, stabilization and consolidation of sludges and soils at the site, capping of the consolidated materials, the establishment of a vegetative cover, and five years of post-closure care of the capped area. The Company contracted to complete the remedial action in accordance with the terms of the Settlement Agreement. In a November 26, 2002 letter to the Company, the DEQ stated that all required construction activities were accomplished and that the five-year post-closure care and reporting period would commence. The Company conveyed the property to its contractor on October 22, 2000.

        The Company is a party to a number of lawsuits arising out of the ordinary conduct of its business. While there can be no assurance as to their ultimate outcome, the Company does not believe that these lawsuits will have a material impact on the results of operations, cash flows or financial condition of the Company.

        The Company has been a plaintiff in actions filed in the U.S. District Court for the Northern District of Georgia against The MeadWestvaco Corporation ("MeadWestvaco"), successor by merger to The Mead Corporation, and R.A. Jones Co. Inc. ("R.A. Jones") claiming infringement of the Company's patents for its packaging machines and seeking damages sufficient to compensate for such infringement. The patents in suit were found infringed but invalid by a jury in a trial against R.A. Jones in August 2001. This finding of invalidity as to U.S. Patent Nos. 5,666,789 and 5,692,361 was appealed to the Court of Appeals for the Federal Circuit (the "CAFC"). The suit against MeadWestvaco was dismissed by mutual agreement, subject to being refiled, pending the outcome of the appeal of the decision in the case against R.A. Jones. The CAFC vacated the holding of invalidity as to U.S. Patent Nos. 5,666,789 and 5,692,361 and remanded to the District Court for determination of proper inventive entity. The finding of infringement was affirmed by the CAFC. Further proceedings consistent with the decision of the CAFC will follow in the District Court.

International Operations

        At December 31, 2002, approximately 13% of the Company's total net assets were denominated in currencies other than the U.S. dollar. The Company has significant operations in countries that use the Swedish krona, the British pound sterling, the Japanese yen, or the euro as their functional currencies. The effect of a generally weaker U.S. dollar against the euro and other European currencies, somewhat offset by the effect of a stronger U.S. dollar against the Japanese Yen produced a net currency translation adjustment gain of approximately $13.0 million, which was recorded as an adjustment to shareholders' equity for the year ended December 31, 2002. The magnitude and direction of this adjustment in the future depends on the relationship of the U.S. dollar to other currencies. The Company cannot predict major currency fluctuations. The Company's revenues from export sales fluctuate with changes in foreign currency exchange rates. The Company pursues a currency hedging program in order to limit the impact of foreign currency exchange fluctuations on financial results. See "—Financial Instruments."

Financial Instruments

        The functional currency for most of the Company's international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to shareholders' equity. Gains and losses on foreign currency transactions are included in Other Expense, Net for the period in which the exchange rate changes.

        The Company pursues a currency hedging program which utilizes derivatives to limit the impact of foreign currency exchange fluctuations on its consolidated financial results. Under this program, the Company has entered into forward exchange and option contracts in the normal course of business to hedge certain foreign currency denominated transactions. Realized and unrealized gains and losses on these forward contracts are included in the measurement of the basis of the related foreign currency transaction when recorded. The premium on an option contract is reflected in Other Expense, Net, during the period in which the contract expires. These instruments involve, to varying degrees, elements of market and credit risk in excess of the amounts recognized in the Consolidated Balance Sheets. The Company does not hold or issue financial instruments for trading purposes. See "Item 7A—Quantitative and Qualitative Disclosure About Market Risk."

Impact of Inflation

        In the U.S., the inflation rate was approximately 1.6% for 2002. In Europe, where the Company has manufacturing facilities, the inflation rate for 2002 was approximately 2.0%. Net Sales from international operations during the period amounted to approximately $337 million, or 27% of the Company's combined Net Sales in 2002.

Information Concerning Forward-Looking Statements

        Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in "—Business Trends and Initiatives" concerning (a) the Company's expectation regarding downtime during 2003, (b) the improvements which the Company's long-term initiatives, including, without limitation, its TQS initiative, are designed to achieve, (c) the Company's expectation that capital expenditures will range from $110 million to $120 million in 2003, (d) the Company's expectations regarding the impact of CCE's non-renewal notification, and (e) the Company's expectation regarding packaging machinery placements; (ii) the statements in "—Outlook" concerning (a) the Company's expectation that its 2003 Credit Agreement EBITDA will be comparable to its 2002 Credit Agreement EBITDA as well as each of the factors which the Company believes support such expectation, (b) the Company's expectations regarding sales volumes in its worldwide beverage markets and continued growth in its North American consumer product markets, (c) the Company's expectation regarding containerboard sales and margins, and (d) the Company's expectations regarding energy costs; (iii) the statements in "Financial Condition, Liquidity and Capital Resources" concerning (a) the Company's expectation that depreciation and amortization for 2003 will be approximately $125 million to $135 million, (b) the Company's expectation that 2003 interest expense will be approximately $130 million to $135 million, including approximately $7 million of non-cash amortization of deferred debt issuance costs, (c) the Company's belief that cash generated from operations, together with amounts available under available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs until the maturity of the Revolving Facility, and (d) the Company's expectations with respect to capital spending that may be required to comply with the cluster rules and that, based on current knowledge, environmental costs are not expected to have a material impact on the results of operations, cash flows or financial condition of the Company, (iv) other statements as to management's or the Company's expectations and beliefs presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The following important factors, and those important factors described elsewhere in this report (including, without limitation, those discussed in "—Financial Condition, Liquidity and Capital Resources—Liquidity and Capital Resources—Environmental and Legal Matters"), or in other Securities and Exchange Commission filings of the Company, could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements:

  •
  The closing of the proposed merger between the Company and Graphic is subject to the satisfaction of a number of significant conditions.

  •
  The Company's substantial debt could have important consequences to the Company. Because of this substantial debt: (i) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired in the future; (ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for other purposes; (iii) the Company will be exposed to risk of increased interest because certain of the Company's borrowings are at variable rates of interest; and (iv) the Company's flexibility to adjust to changing market conditions and ability to withstand competitive pressures could be limited, and the Company may be more vulnerable to a downturn in general economic conditions or its business or be unable to carry out capital spending that is important to its strategy and productivity improvement programs.

  •
  The Company's Senior Secured Credit Facilities and the indentures governing its notes contain covenants that restrict its ability to: dispose of assets; incur additional indebtedness; incur guarantee obligations; prepay other indebtedness or amend other debt instruments; pay dividends; create liens on assets; enter into sale and leaseback transactions; make investments, loans or advances; make acquisitions; engage in mergers or consolidations; change the business conducted by the Company; make capital expenditures; and engage in certain transactions with affiliates.

  •
  The Company's ability to generate the significant amount of cash needed to make scheduled payments or to refinance its obligations with respect to its indebtedness, and to comply with the covenants and restrictions contained in the instruments governing such indebtedness, will depend on its financial and operating performance, which, in turn, is subject to prevailing economic and competitive conditions and to the following financial and business factors, some of which may be beyond its control: operating difficulties, increased operating costs, increased raw materials and energy costs, market cyclicality, product prices, the response of competitors, regulatory developments, and delays in implementing strategic projects.

  •
  The Company's ability to meet its debt service and other obligations will depend in significant part on the extent to which the Company can implement successfully its business strategies (which is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control) and the selling prices that the Company realizes for its carrierboard, cartonboard and containerboard products.

  •
  Markets may not be able to absorb the Company's entire CUK Board production, which may negatively impact the Company's financial condition and results of operations. The Company expects to sell a significant portion of its additional CUK Board production in open markets. The Company may not be able to sell additional CUK Board output in these markets or without experiencing price reductions.

  •
  A significant portion of the Company's Net Sales is concentrated among a few large customers and the loss of any of these customers could adversely affect the Company's business and financial condition.

  •
  All of the Company's CUK Board is produced at its West Monroe and Macon Mills. Any prolonged disruption in either facility's production due to labor difficulties, equipment failures, destruction of or material damage to such facility, or other reasons, could have a material adverse effect on the Company's financial condition and results of operations.

  •
  The Company faces significant competition in its CUK Board business segment from MeadWestvaco, as well as from other manufacturers of packaging machinery. The highly leveraged nature of the Company could limit the Company's ability to respond to market conditions or to make necessary or desirable capital expenditures as effectively as its competitors, who may not be as leveraged as the Company. In addition, the Company could experience increased competition if there are new entrants in the CUK Board market segment. In the beverage multiple packaging industry, cartons made from CUK Board compete with plastics and corrugated packaging for packaging glass or plastic bottles, cans and other primary containers. Plastics and corrugated packaging generally provide lower cost packaging solutions. The Company's consumer products packaging cartonboard sales are affected by competition from MeadWestvaco's CUK Board and from other substrates: SBS and CCN and, internationally, WLC and folding boxboard. Cartonboard grades compete based on price, strength and printability. CUK Board has generally been priced in a range that is higher than CCN and lower than SBS. There are a large number of suppliers of paperboard for folding carton applications, who are subject to significant competition and other business pressures. Suppliers of paperboard in these markets compete primarily on the basis of quality, service and price.

  •
  The Company's future success depends, in significant part, upon the continued service of Stephen M. Humphrey, President and CEO, and Daniel J. Blount, Senior Vice President and CFO. The Company has employment agreements with each of these officers. The loss of these executive officers could adversely affect its future operating results because of their experience and knowledge of the Company's business and customer relationships. The Company does not maintain key person insurance on any of its executive officers.

  •
  Energy, including natural gas, fuel oil and electricity, represents a significant portion of the Company's manufacturing costs. Until the latter part of 2000, the Company's results had not been significantly affected by the volatility of energy costs. The Company entered into fixed price natural gas contracts designed to mitigate the impact of future cost increases for its natural gas requirements at its two U.S. mills through and including October 2003, and will continue to evaluate its hedge position. The Company believes that higher energy costs will continue to negatively impact its results for 2003. Since negotiated contracts and the market largely determine the pricing for the Company's products, the Company is limited in its ability to pass through to its customers any energy or other cost increases that the Company may incur in the future. As such, the Company's operating margins and profitability may be adversely affected by rising energy or other costs. Amounts paid by the Company for pine pulpwood, hardwood and recycled fibers, including old corrugated containers ("OCC"), used in the manufacture of paperboard, and various chemicals used in the coating of CUK Board, represent the largest components of the Company's variable costs of CUK Board and containerboard production. The cost of these materials is subject to market fluctuations caused by factors beyond the Company's control. OCC pricing tends to be very volatile. With the October 1996 sale of the Company's timberlands, the Company now relies on private land owners and the open market for all of its pine pulpwood, hardwood and recycled fiber requirements, except for CUK Board clippings from its converting operations. Under the terms of the sale of those timberlands, the Company and the buyer, Plum Creek Timber Company, L.P., entered into a 20-year supply agreement in 1996, with a 10-year renewal option, for the purchase by the Company, at market-based prices, of a majority of the West Monroe Mill's requirements for pine pulpwood and residual chips, as well as a portion of the Company's needs for hardwood pulpwood at the West Monroe Mill. An assignee of Plum Creek supplies residual chips to the Company pursuant to such supply agreement. If the supply agreement were terminated, the Company may not be able to find an alternative, comparable supplier or suppliers capable of providing the Company its pine pulpwood and hardwood needs on terms or in amounts satisfactory to the Company. Significant increases in the cost of pine pulpwood, hardwood or recycled fiber, to the extent not reflected in prices for the Company's products, could have a material adverse effect on the Company's margins and results of operations.

  •
  The Company is subject to the following significant risks associated with operating in foreign countries: devaluations and fluctuations in currency exchange rates, imposition of limitations on conversion of foreign currencies into U.S. dollars or remittance of dividends and other payments by foreign subsidiaries, imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries, hyperinflation in certain foreign countries and imposition or increase of investment and other restrictions by foreign governments. If any of the above events were to occur, the Company's Net Sales and cash flows could be negatively impacted, possibly materially.

  •
  Foreign currency risks and exchange rate fluctuations could hinder the results of the Company's international operations, and the strength of the U.S. dollar could disadvantage the Company relative to its foreign competitors. The Company's financial performance is directly affected by exchange rates as a result of: translations into U.S. dollars for financial reporting purposes of the assets and liabilities of its foreign operations conducted in local currencies; gains or losses from foreign operations translated into U.S. dollars; and a strong U.S. dollar relative to the currencies of the foreign countries the Company sells in, which has the effect of reducing the Company's margins.

  •
  Terrorist attacks and other acts of violence or war may negatively affect the Company. These attacks or armed conflicts may directly impact the Company's physical facilities or those of its customers or vendors. These events could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and world financial markets and economy. These events could result in an economic recession in the U.S. or abroad. Any of these occurrences could have a material adverse impact on the Company's business, Net Sales, margins and cash flows.

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

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), which was effective as of January 1, 2002. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company adopted SFAS No. 141 on January 1, 2002 and the adoption did not have a significant impact on its financial position and results of operations.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which was effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The adoption of SFAS No. 142 resulted in the discontinuation of amortization of goodwill recorded at December 31, 2001 of approximately $8 million annually. Intangible assets with a determinable life will continue to be amortized over the appropriate periods.

The Company adopted SFAS No. 142 on January 1, 2002. The following table shows Net (Loss) Income for the year ended December 31, 2002 and Adjusted Net (Loss) Income for the years ended December 31, 2001 and 2000 exclusive of goodwill amortization:

(In thousands of dollars)	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000
Net (Loss) Income	$(11,262)	$(65,557)	$31,347
Plus: Amortization of Goodwill	—	7,740	7,948

Adjusted Net (Loss) Income	$(11,262)	$(57,817)	$39,295

        The following table shows Income (Loss) before Extraordinary Item and Cumulative Effect of a Change in Accounting Principle for the year ended December 31, 2002 and Adjusted Income (Loss) before Extraordinary Item and Cumulative Effect of a Change in Accounting Principle for the years ended December 31, 2001 and 2000 exclusive of goodwill amortization:

	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000
	(In thousands of dollars)
Income (Loss) before Extraordinary Item and Cumulative Effect of a Change in Accounting Principle	$247	$(56,334)	$33,464
Plus: Amortization of Goodwill	—	7,740	7,948

Adjusted Income (Loss) before Extraordinary Item and Cumulative Effect of a Change in Accounting Principle	$247	$(48,594)	$41,412

        The following table displays the intangible assets that continue to be subject to amortization and aggregate amortization expense as well as intangible assets not subject to amortization as of December 31, 2002 and December 31, 2001:

	As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Patents	$23,633	$9,471	$14,162
Licenses	3,598	1,207	2,391
Trademarks	39,642	13,351	26,291

	$66,873	$24,029	$42,844

Unamortized intangible assets:
Goodwill	$268,284	—	$268,284

	As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Patents	$23,926	$7,986	$15,940
Licenses	3,598	997	2,601
Trademarks	39,624	11,370	28,254

	$67,148	$20,353	$46,795

Unamortized intangible assets:
Goodwill	$321,976	$45,494	$276,482

        Amortization expense for intangible assets subject to amortization was approximately $3.7 million for 2002, and is expected to be approximately $4 million annually for the next five fiscal years.

        In February 2003, the Company received $7 million of cash from a third-party in settlement of a tax matter related to the Merger. This settlement has been recorded as a reduction of Goodwill and an increase in Other Receivables as of December 31, 2002.

        In the fourth quarter of 2002, in accordance with SFAS No. 109, "Accounting for Income Taxes", the Company reduced Goodwill and Other Noncurrent Liabilities by approximately $1.2 million as the Company determined that certain income tax exposures that had been identified as part of the 1996 purchase price allocation were no longer considered to be an exposure to the Company.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which is effective January 1, 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company does not believe that the adoption of SFAS No. 143 will have a significant impact on its financial position and results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which was effective January 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, as well as eliminating the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company adopted SFAS No. 144 on January 1, 2002 and the adoption did not have a significant impact on its financial position and results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002" ("SFAS No. 145"). This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS No. 4") and an amendment of the Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 will be effective for fiscal 2003, which begins January 1, 2003. Management expects that the adoption of this statement will result in a reclassification of expenses from Extraordinary Loss on Early Extinguishment of Debt to Income from Operations of approximately $11.5 million, $8.7 million and $2.1 million for the years ended December 31, 2002, 2001 and 2000, respectively, associated with the rescission of SFAS No. 4.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which was effective December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging

Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and concludes that an entity's commitment to an exit plan does not by itself create a present obligation that meets the definition of a liability. This Statement also establishes that fair value is the objective of initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company will adopt SFAS No. 146 effective January 1, 2003.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, Amendment of SFAS No. 123" ("SFAS No. 148"). This Statement provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Furthermore, SFAS No. 148 mandates new disclosures in both interim and year-end financial statements within the Company's Significant Accounting Policies footnote. The Company has elected not to adopt the recognition provisions of SFAS No. 123, as amended by SFAS No. 148.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company is exposed to market risk from changes in interest rates, foreign currency and commodity prices. To minimize these risks, the Company enters into various hedging transactions.

Interest Rates

        The Company is exposed to changes in interest rates, primarily as a result of its short-term and long-term debt with both fixed and floating interest rates. The Company uses interest rate swap agreements effectively to fix the LIBOR rate on $410,000,000 of variable rate borrowings.

Interest Rate Sensitivity—Principal (Notional) Amounty By Expected Maturity—Average Interest (Swap) Rate

	December 31,
(In thousands of dollars)	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
LIABILITIES:
Long-term debt, including current portion:
Fixed Rate	915	475	715	356	501,000	400,018	903,479	927,209
Average Interest Rate	5.79%	4.30%	4.30%	4.30%	10.62%	10.88%
Variable Rate	77,500	77,500	95,000	109,850	238,750	—	598,600	593,736
Average Interest Rate, spread range is 2.50%-2.75%	LIBOR + spread	LIBOR + spread	LIBOR + spread	LIBOR + spread	LIBOR + spread
INTEREST RATE DERIVATIVE FINANCIAL INSTRUMENTS RELATED TO DEBT:
Interest rate swap:
Pay fixed/receive variable	160,000	250,000					410,000	(5,058)
Average pay rate	3.24%	2.48%
Average receive rate	3-Month LIBOR	3-Month LIBOR

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

Foreign Exchange Rates Sensitivity—Contractual Amount by Expected Maturity—Average Contractual Exchange Rate

(In thousands of dollars)	December 31, 2002	Fair Value
FORWARD EXCHANGE AGREEMENTS:
Functional Currency:
Yen
Receive $US/Pay Yen	7,500	(113)
Weighted average contractual exchange rate	120.55
Pay $US/Receive Yen	6,088	96
Weighted average contractual exchange rate	120.63
Euro
Receive $US/Pay Euro	12,906	(412)
Weighted average contractual exchange rate	1.02
Pay $US/Receive Euro	2,899	93
Weighted average contractual exchange rate	1.02
British Pound
Receive $US/Pay GBP	3,568	(64)
Weighted average contractual exchange rate	1.58
Pay $US/Receive GBP	2,827	39
Weighted average contractual exchange rate	1.59
Australian Dollar
Receive $US/Pay AUD	3,671	(6)
Weighted average contractual exchange rate	0.56
Pay $US/Receive AUD	1,092	6
Weighted average contractual exchange rate	0.56
Other (A)
Net Receive various/Pay various	5,539	(15)
Weighted average contractual exchange rate	Various

Note:

(A)
Represents forward exchange agreements involving the Swedish Kroner and several other countries' currencies, including the Euro, British Pound, Norway Kroner and the Denmark Kroner. In each instance, the fair value of the net position of the Company's forward exchange agreements in the respective currencies is not material at December 31, 2002.

Natural Gas Hedging Contracts

        The Company enters into fixed price natural gas contracts designed to effectively hedge prices for a substantial portion of its natural gas requirements at its two U.S. mills. The purpose of the fixed price natural gas contracts is to eliminate or reduce price risk with a focus on making cash flows more predictable. As of December 31, 2002, the Company had entered into contracts to hedge substantially all of its natural gas requirements for its two U.S. mills through and including October 2003. The contract price and fair value of these natural gas contracts was approximately $16.3 million and $19.9 million, respectively. These contracts are not accounted for as derivative instruments under SFAS No. 133 because they qualify for the normal purchase exemption.

ITEM 8.    FINANCIAL STATEMENTS

RIVERWOOD HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	December 31, 2002	As Restated December 31, 2001
ASSETS
Current Assets:
Cash and Equivalents	$13,757	$7,369
Receivables, Net of Allowances	137,284	121,409
Inventories	174,383	161,349 296,028
Prepaid Expenses	8,566	5,901

Total Current Assets	333,990	296,028
Property, Plant and Equipment, at Cost
Land and Improvements	38,774	38,216
Buildings	113,248	109,988
Machinery and Equipment	1,857,970	1,800,778

	2,009,992	1,948,982
Less, Accumulated Depreciation	777,047	659,597

Property, Plant and Equipment, Net	1,232,945	1,289,385
Deferred Tax Assets	11,376	7,923
Investments in Net Assets of Equity Affiliates	4,832	4,017
Goodwill	268,284	276,482
Other Assets	106,245	127,261

Total Assets	$1,957,672	$2,001,096

LIABILITIES
Current Liabilities:
Short-Term Debt	$98,696	$18,082
Accounts Payable	80,863	89,706
Compensation and Employee Benefits	31,766	24,689
Income Taxes	729	2,175
Interest Payable	35,764	41,588
Other Accrued Liabilities	31,530	29,885

Total Current Liabilities	279,348	206,125
Long-Term Debt, Less Current Portion	1,423,664	1,523,082
Deferred Income Taxes	13,533	14,422
Other Noncurrent Liabilities	108,601	52,691

Total Liabilities	1,825,146	1,796,320

Contingencies and Commitments (Note 15)
Class A Redeemable Common Stock $120/share redemption value; 57,930 and 67,180 shares issued and outstanding at December 31, 2002 and 2001, respectively	6,951	8,061

SHAREHOLDERS' EQUITY
Common Stock par value $.01 per Share;
Class A Common Stock, 9,000,000 shares authorized; 7,057,930 and 7,067,180 shares designated at December 31, 2002 and 2001, respectively; 7,000,000 shares of non-redeemable Common Stock issued and outstanding at December 31, 2002 and 2001	70	70
Class B Common Stock, 3,000,000 shares authorized; 500,000 shares of non-redeemable Common Stock issued and outstanding at December 31, 2002 and 2001	5	5
Capital in Excess of Par Value	748,748	748,753
Accumulated Deficit	(515,107)	(503,845)
Accumulated Derivative Instruments Loss	(6,135)	(4,570)
Minimum Pension Liability Adjustment	(71,304)	—
Cumulative Currency Translation Adjustment	(30,702)	(43,698)

Total Shareholders' Equity	125,575	196,715

Total Liabilities and Shareholders' Equity	$1,957,672	$2,001,096

The accompanying notes are an integral part of the consolidated financial statements

RIVERWOOD HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(In thousands of dollars)

	Year ended December 31, 2002	As Restated Year ended December 31, 2001	As Restated Year ended December 31, 2000
Net Sales	$1,247,314	$1,201,613	$1,192,362
Cost of Sales	984,771	953,901	930,786
Selling, General and Administrative	117,335	116,510	112,200
Research, Development and Engineering	5,227	5,111	4,554
Restructuring Credit	—	—	(2,600)
Gain on Sale of Investment	—	—	(70,863)
Other (Income) Expense, Net	(631)	18,825	4,731

Income from Operations	140,612	107,266	213,554
Interest Income	1,350	944	848
Interest Expense	147,407	158,910	181,285

(Loss) Income before Income Taxes and Equity in Net Earnings of Affiliates	(5,445)	(50,700)	33,117
Income Tax (Benefit) Expense	(4,664)	6,627	3,009

(Loss) Income before Equity in Net Earnings of Affiliates	(781)	(57,327)	30,108
Equity in Net Earnings of Affiliates	1,028	993	3,356

Income (Loss) before Extraordinary Item and Cumulative Effect of a Change in Accounting Principle	247	(56,334)	33,464
Extraordinary Loss on Early Extinguishment of Debt, Net of Tax of $0	(11,509)	(8,724)	(2,117)

(Loss) Income before Cumulative Effect of a Change in Accounting Principle	(11,262)	(65,058)	31,347
Cumulative Effect of a Change In Accounting Principle Net of Tax of $0	—	(499)	—

Net (Loss) Income	(11,262)	(65,557)	31,347

Other Comprehensive (Loss) Income, Net of Tax:
Derivative Instruments Loss	(1,565)	(4,570)	—
Minimum Pension Liability Adjustment	(71,304)	—	—
Foreign Currency Translation Adjustments	12,996	(10,136)	(14,238)

Comprehensive (Loss) Income	$(71,135)	$(80,263)	$17,109

The accompanying notes are an integral part of the consolidated financial statements.

RIVERWOOD HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	Year Ended December 31, 2002	As Restated Year Ended December 31, 2001	As Restated Year Ended December 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(11,262)	$(65,557)	$31,347
Noncash Items Included in Net (Loss) Income:
Depreciation and Amortization	133,840	137,143	143,541
Cumulative Effect of a Change in Accounting Principle	—	499	—
Extraordinary Loss on Early Extinguishment of Debt	2,967	8,724	2,117
Current and Deferred Income Taxes	(10,655)	(731)	(2,538)
Pension, Postemployment and Postretirement Benefits
Expense, Net of Contributions	8,343	4,908	1,822
Restructuring Credit	—	—	(2,600)
Gain on Sale of Investment	—	—	(70,863)
Net Gain on Sale of Assets	—	—	(691)
Equity in Net Earnings of Affiliates, Net of Dividends	(415)	(283)	1,727
Amortization of Deferred Debt Issuance Costs	6,867	7,564	10,261
Other, Net	1,529	5,719	—
Changes in Operating Assets & Liabilities:
Receivables	(9,590)	17,261	15,677
Inventories	(10,328)	(13,799)	1,904
Prepaid Expenses	(7,062)	2,839	(3,181)
Accounts Payable	(11,933)	(4,742)	5,582
Compensation and Employee Benefits	(1,904)	(11,471)	(7,606)
Income Taxes	(1,491)	614	1,024
Other Accrued Liabilities	(584)	(1,494)	(26,927)
Other Noncurrent Liabilities	(825)	505	(1,742)

Net Cash Provided by Operating Activities	87,497	87,699	98,854

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property, Plant and Equipment	(56,042)	(57,297)	(62,062)
Payment for Acquisitions	—	—	(12,500)
Payment for Settlement of Tax Matters Relating to the Merger	—	(29,500)	—
Proceeds from Sales of Assets, Net of Selling Costs	—	—	205,714
Increase in Other Assets	(2,672)	(3,185)	(3,849)

Net Cash (Used in) Provided by Investing Activities	(58,714)	(89,982)	127,303

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under Revolving Credit Facilities	279,900	523,910	373,400
Payments on Revolving Credit Facilities	(288,303)	(617,637)	(445,690)
Proceeds from Issuance of Debt	250,000	592,500	—
Increase in Debt Issuance Costs	(3,805)	(18,983)	—
Premium Paid on Early Extinguishment of Debt	(8,542)	—	—
Payment on Debt	(252,446)	(488,972)	(151,469)
Repurchases of Redeemable Common Stock	(420)	(360)	(48)
Issuance of Redeemable Common Stock	25	300	560

Net Cash Used in Financing Activities	(23,591)	(9,242)	(223,247)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,196	477	1,399

Net Increase in Cash and Equivalents	6,388	(11,048)	4,309
Cash and Equivalents at Beginning of Period	7,369	18,417	14,108

CASH AND EQUIVALENTS AT END OF PERIOD	$13,757	$7,369	$18,417

The accompanying notes are an integral part of the consolidated financial statements

RIVERWOOD HOLDING, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands of dollars)

	Class A Non-Redeemable Common Stock		Class B Non-Redeemable Common Stock			As Restated Retained Earnings (Accumulated Deficit)		As Restated Cumulative Currency Translation Adjustment
							Minimum Pension Liability Adjustment		Accumulated Derivative Instruments Loss	As Restated Total Shareholders' Equity
					Capital in Excess of Par Value
	Shares	Amount	Shares	Amount
Balances at December 31, 1999	7,000,000	$70	500,000	$5	$749,161	$(469,635)	$—	$(19,324)	$—	$260,277
Net Income	—		—		—	31,347	—	—	—	31,347
Currency Translation Adjustment	—		—		—	—	—	(14,238)	—	(14,238)
Adjustment to Redemption Value of Redeemable Common Stock, Net of (Repurchases) Issuance	—	—	—	—	(348)	—	—	—	—	(348)

Balances at December 31, 2000	7,000,000	70	500,000	5	748,813	(438,288)	—	(33,562)	—	277,038
Net (Loss)	—		—		—	(65,557)	—	—	—	(65,557)
Accumulated Deriviative Instruments Loss	—		—		—	—	—	—	(4,570)	(4,570)
Currency Translation Adjustment	—		—		—	—	—	(10,136)	—	(10,136)
(Repurchases) Issuance of Redeemable Common Stock, Net	—	—	—	—	(60)	—	—	—	—	(60)

Balances at December 31, 2001	7,000,000	70	500,000	5	748,753	(503,845)	—	(43,698)	(4,570)	196,715
Net (Loss)	—		—		—	(11,262)	—	—	—	(11,262)
Accumulated Deriviative Instruments Loss	—		—		—	—	—	—	(1,565)	(1,565)
Minimum Pension Liability Adjustment							(71,304)			(71,304)
Currency Translation Adjustment	—		—		—	—		12,996	—	12,996
(Repurchases) Issuance of Redeemable Common Stock, Net	—	—	—	—	(5)	—	—	—	—	(5)

Balances at December 31, 2002	7,000,000	$70	500,000	$5	$748,748	$(515,107)	$(71,304)	$(30,702)	$(6,135)	$125,575

The accompanying notes are an integral part of the consolidated financial statements.

RIVERWOOD HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

        Riverwood Holding, Inc. ("Riverwood Holding") and its wholly-owned subsidiary RIC Holding, Inc. ("RIC Holding") and the corporation formerly named CDRO Acquisition Corporation were incorporated in 1995 to acquire the stock of our predecessor, the corporation formerly named Riverwood International Corporation ("RIC").

        On March 27, 1996, Riverwood Holding, through its wholly-owned subsidiaries, acquired all of the outstanding shares of common stock of RIC. On such date, CDRO Acquisition Corporation was merged into RIC. RIC, as the surviving corporation in the Merger, became a wholly-owned subsidiary of RIC Holding. On March 28, 1996, RIC transferred substantially all of its properties and assets to the corporation formerly named Riverwood International USA, Inc., other than the capital stock of Riverwood International USA, Inc, and RIC was merged into RIC Holding. Thereupon, Riverwood International USA, Inc. was renamed "Riverwood International Corporation." Upon consummation of the Subsequent Merger, RIC Holding, as the surviving corporation in the Subsequent Merger, became the parent company of Riverwood International Corporation ("Riverwood International").

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

        References to the "Company" are to Riverwood Holding and its subsidiaries.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The following is a summary of significant accounting policies of the Company.

(A) PRINCIPLES OF CONSOLIDATION

        The accompanying consolidated financial statements include all of the accounts of Riverwood Holding and its majority-owned and controlled subsidiaries. The accompanying consolidated financial statements include the worldwide operations of the Coated Board segment which includes the paperboard, packaging, and packaging machinery businesses and the Containerboard segment. All significant transactions and balances between the consolidated operations have been eliminated.

(B) CASH AND EQUIVALENTS

        Cash and equivalents include time deposits, certificates of deposit and other marketable securities with original maturities of three months or less.

(C) INVENTORIES

        Inventories are stated at the lower of cost or market with cost determined principally by the first-in, first-out ("FIFO") basis (see Note 5). Average cost basis is used to determine the cost of supplies inventories. Inventories are stated net of an allowance for slow-moving and obsolete inventory, which is based on estimates. If the condition of the inventories or the state of the Company's business would deteriorate, additional allowances may be required which would reduce income.

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

        Costs directly associated with the development and testing of computer information systems for internal use are deferred and included in property, plant and equipment. Such costs are amortized on a straight-line basis over the expected useful life of 5 years. Costs indirectly associated with such projects and ongoing maintenance costs are expensed as incurred. A total of $1.0 million and $1.4 million in costs relating to software development were capitalized in 2002 and 2001, respectively, and were included in property, plant and equipment at December 31, 2002 and December 31, 2001.

        Interest is capitalized on major projects. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Capitalized interest was approximately $1.3 million, $2.1 million, and $1.3 million in the years ended December 31, 2002, 2001, and 2000, respectively.

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

        The Company assesses its long-lived assets, including goodwill and certain identifiable intangibles, for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable (see Note 26). To analyze recoverability, the Company projects future cash flows, undiscounted and before interest, over the remaining life of such assets. If these projected cash flows are less than the carrying amount, an impairment would be recognized, resulting in a write-down of assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets. The Company assesses the appropriateness of the useful life of its long-lived assets periodically.

        Intangible assets with a determinable life are amortized on a straight-line basis over that period. The related amortization expense is included in Other Expense, Net.

(F) INTERNATIONAL CURRENCY

        The functional currency for most of the international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to Shareholders' Equity. Gains and losses on foreign currency transactions are included in Other Expense, Net for the period in which the exchange rate changes.

        The Company pursues a currency hedging program which utilizes derivatives to limit the impact of foreign currency exchange fluctuations on its consolidated financial results. Under this program, the Company has entered into forward exchange and option contracts in the normal course of business to hedge certain foreign currency denominated transactions. Realized and unrealized gains and losses on these forward contracts are included in the measurement of the basis of the related foreign currency transaction when recorded. The premium on an option contract is reflected in Other Expense, Net, during the period in which the contract expires.

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

(H) REVENUE RECOGNITION

        The Company recognizes revenue when pervasive evidence of a sales arrangement exists, delivery has occurred, the price to the buyer is fixed and determinable, and the collectibility of the sales price is reasonably assured which is primarily when goods are shipped to customers. Payments received in advance from packaging machinery use agreements are recognized on a straight-line basis over the term of the agreements. Customer returns and allowances are provided based on estimates.

(I) SHIPPING AND HANDLING COSTS

        The Company includes shipping and handling costs in Cost of Sales.

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

(L) STOCK-BASED COMPENSATION

        As permitted by SFAS No. 123 "Accounting for Stock-Based Compensation", the Company continues to apply intrinsic value accounting for its stock option plans under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". Compensation cost for stock options, if any, is measured as the excess of the market price of the Company's common stock at the date of grant over the exercise price to be paid by the grantee to acquire the stock. The Company has adopted disclosure-only provisions of SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123". The Company's pro forma net earnings based upon the fair value at the grant dates for awards under the Company's plans are disclosed below.

        If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, the Company's net (loss) income would have been reduced as follows:

	For the Year Ended December 31,
	2002	2001	2000
	(Amounts in thousands)
Net (loss) income, as reported	$(11,262)	$(65,557)	$31,347
Deduct: Total additional stock-based employee compensation cost, net of tax, that would have been included in net (loss) income under fair value method	(266)	(399)	(501)

Pro forma net (loss) income	$(11,528)	$(65,956)	$30,846

        The Company recognized compensation expense on stock options for which the exercise price was less than the fair value at the date of grant in the amount of $1.9 million, $1.5 million, and $1.8 million for the years ended December 31, 2002, 2001, and 2000, respectively.

(M) RECLASSIFICATION

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

NOTE 3—RECEIVABLES

        The components of receivables at December 31 were as follows:

	2002	2001
	(In thousands of dollars)
Trade	$127,425	$118,650
Less, allowance	1,955	3,294

	125,470	115,356
Other	11,814	6,053

	$137,284	$121,409

NOTE 4—FINANCIAL INSTRUMENTS

        The Company has financial instruments which include foreign currency option and forward exchange contracts and interest rate swap agreements. These instruments involve, to varying degrees, elements of market and credit risk in excess of the amounts recognized in the Consolidated Balance Sheets. The Company does not hold or issue such financial instruments for trading purposes.

        The Company enters into forward exchange contracts to effectively hedge substantially all accounts receivable and certain accounts payable resulting from transactions denominated in foreign currencies. The purpose of the forward exchange contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from the collection of the hedged accounts receivable or payment of the hedged accounts payable will be adversely affected by changes in exchange rates. At December 31, 2002 and 2001, the Company had various foreign currency forward exchange contracts, with maturities ranging up to six months. When aggregated and measured in U.S. dollars at year-end exchange rates, the notional amount of these forward currency exchange contracts totaled approximately $20.6 million and $20.0 million at December 31, 2002 and 2001, respectively. Generally, unrealized gains and losses resulting from these contracts are recognized currently in operations and approximately offset corresponding unrealized gains and losses recognized on the hedged accounts receivable or accounts payable.

        During 2002 and 2001, the Company entered into option and forward exchange contracts to hedge certain anticipated foreign currency transactions. The purpose of the option contracts and forward exchange contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from anticipated foreign currency transactions will be adversely affected by changes in exchange rates. At December 31, 2002, various option contracts existed, which expire on various dates through the year 2003. When measured in U.S. dollars at year-end exchange rates, the year 2002 notional amount of the purchased option contracts totaled approximately $120.1 million. Gains and losses, if any, related to these contracts are recognized in income when the anticipated transaction affects income. The premium on an option contract is reflected in Other Expense, Net, during which the period in which the contract expires. At December 31, 2001, no option contracts existed.

        The Company uses interest rate swap agreements to fix a portion of its variable rate Term Loan Facility to a fixed rate in order to reduce the impact of interest rate changes on future income. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense related to the debt. At December 31, 2002, the Company had interest rate swap agreements with a notional amount of $410 million, which expire on various dates through the year 2003 and 2004, under which the Company will pay fixed rates of 2.21% to 3.52% and receive three-month LIBOR. At December 31, 2001, the Company had interest rate swap agreements with a notional amount of $225 million, which expired on various dates through the year 2002, under which the Company paid fixed rates of 4.75% to 6.53% and received three-month LIBOR.

        The Company's customers are not concentrated in any specific geographic region, but are concentrated in certain industries. Customers of the Coated Board business segment include the beverage and consumer products packaging industries. Customers of the Containerboard business segment include integrated and non-integrated containerboard converters. During 2002, the Company had one customer who accounted for approximately 16% of the Company's net sales and another customer who accounted for approximately 12% of the Company's net sales. During 2001, the Company had one customer who accounted for approximately 13% of the Company's net sales and another customer who accounted for approximately 11% of the Company's net sales. During 2000, the Company had two customers who each accounted for approximately 11% of the Company's net sales. There were no significant accounts receivable from a single customer at December 31, 2002 or 2001. The Company reviews a customer's credit history before extending credit of which the payment terms are generally 30 days domestically, but vary internationally according to local business practices. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

        The Company enters into fixed price natural gas contracts designed to effectively hedge prices for a substantial portion of its natural gas requirements at its two U.S. mills. The purpose of the fixed price natural gas contracts is to eliminate or reduce price risk with a focus on making cash flows more predictable. As of December 31, 2002, the Company had entered into contracts to hedge substantially all of its natural gas requirements for its two U.S. mills through and including October 2003. The contract price and fair value of these natural gas contracts was approximately $16.3 million and $19.9 million, respectively. These contracts are not accounted for as derivative instruments under Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities ("SFAS No. 133"), as they qualify for the normal purchase exemption.

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

FORWARD EXCHANGE AND OPTION CONTRACTS

        The fair value of forward exchange and option contracts is based on quoted market prices.

INTEREST RATE SWAP AGREEMENTS

        The fair value of interest rate swap agreements is based on quoted market prices by counter parties.

        The carrying amounts and estimated fair value of the Company's financial instruments as of December 31 were as follows:

	2002		2001
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands of dollars)
Nontrade receivables	$11,814	$11,814	$6,053	$6,053
Short-term borrowings	$20,281	$20,281	$16,340	$16,340
Long-term debt	$1,502,079	$1,520,945	$1,524,824	$1,556,045
Currency forward exchange contracts	$(376)	$(376)	$212	$212
Currency option contracts	$451	$451	$—	$—
Interest rate swap contracts	$(5,058)	$(5,058)	$(5,389)	$(5,389)

NOTE 5—INVENTORIES

        The major classes of inventories at December 31 were as follows:

	2002	As Restated 2001
	(In thousands of dollars)
Finished goods	$78,518	$78,306
Work-in progress	15,175	11,815
Raw materials	42,841	35,537
Supplies	37,849	35,691

	$174,383	$161,349

        In the fourth quarter of 2002, the Company changed its method of valuing inventory from the last-in, first-out ("LIFO") method to the FIFO method as over time it more closely matches revenues with costs. The FIFO method more accurately reflects the cost related to the actual physical flow of raw materials and finished goods inventory. Accordingly, the Company believes the FIFO method of valuing inventory will result in a better measurement of operating results. All previously reported results have been restated to reflect the retroactive application of the accounting change as required by generally accepted accounting principles in the United States (see Note 27). The accounting change decreased the Net Loss for the year ended December 31, 2001 by approximately $12.3 million and decreased the Net Income for the year ended December 31, 2000 by approximately $6.9 million.

NOTE 6—INVESTMENTS IN NET ASSETS OF EQUITY AFFILIATES

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

        During 2002 and 2001, the Company received dividends from its equity investment in Rengo Riverwood Packaging Ltd. ("Rengo") totaling $0.6 million and $0.6 million, respectively, net of taxes of $0.1 million and $0.1 million, respectively.

NOTE 7—OTHER ASSETS

        Other Assets included intangible assets at December 31, and consisted of the following:

	2002	2001
	(In thousands of dollars)
Patents, licenses and trademarks	$66,873	$67,148
Less, accumulated amortization	(24,029)	(20,353)

	42,844	46,795
Deferred debt issuance costs, net	26,647	32,385
Pension/intangible asset	2,524	13,594
Capitalized spare parts	24,396	23,303
Deferred design costs	1,442	1,985
Other	8,392	9,199

	$106,245	$127,261

NOTE 8—SHORT-TERM DEBT

        Short-Term Debt at December 31, consisted of the following:

	2002	2001
	(In thousands of dollars)
Short-term borrowings	$20,281	$16,340
Current portion of long-term debt	78,415	1,742

	$98,696	$18,082

        Short-term borrowings are principally at the Company's international subsidiaries. The weighted average interest rate on Short-term borrowings as of December 31, 2002 and 2001 was 2.0% and 3.4%, respectively.

        In connection with the Merger, the Company called $125 million of Convertible Subordinated Notes, of which $0.2 million was not redeemed at December 31, 2002 and 2001, and is included in Current portion of long-term debt.

NOTE 9—COMPENSATION AND EMPLOYEE BENEFITS

        Accruals for future compensated employee absences, principally vacation, were $12.9 million and $12.1 million at December 31, 2002 and 2001, respectively, and were included in Compensation and Employee Benefits on the Consolidated Balance Sheets.

NOTE 10—LONG-TERM DEBT

        In connection with the Merger, the Company entered into a credit agreement that provided for senior secured credit facilities consisting of a term loan facility and a $400 million revolving credit facility. Such credit agreement, term loan facility and revolving facility, as in effect prior to the August 10, 2001 amendment and restatement discussed below, are referred to herein as the "Prior Credit Agreement", the "Prior Term Loan Facility" and the "Prior Revolving Facility", respectively. In addition, Riverwood International Machinery, Inc., a wholly-owned subsidiary of Riverwood, entered into a credit agreement providing for a $140 million secured revolving credit facility (the "Machinery Facility") for the purpose of financing or refinancing packaging machinery. In connection with the Merger, the Company also completed an offering of $250 million aggregate principal amount of 10 1/4% Senior Notes due 2006 (the "1996 Senior Notes") and $400 million aggregate principal amount of 10 7/8% Senior Subordinated Notes due 2008 (the "1996 Senior Subordinated Notes" and together with the 1996 Senior Notes, the "1996 Notes").

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

        In connection with the sale of Igaras on October 3, 2000, the Company entered into Amendment No. 5 dated September 12, 2000, effective October 3, 2000, to the Prior Credit Agreement. Pursuant to the amendment, the Company applied $145 million of the sale proceeds to term loan maturities under the Prior Term Loan Facility. The Company recognized a loss on the early extinguishment of debt of approximately $2.1 million, net of tax of nil, in the fourth quarter of 2000. The Company applied the remaining portion of the proceeds (approximately $48 million) to the Prior Revolving Facility (without any commitment reduction). In connection with Amendment No. 5, the Company canceled its Machinery Facility.

        On June 21, 2001, the Company completed an offering of $250 million principal amount of 10 5/8% Senior Notes due 2007 (the "Initial 2001 Notes"). The Initial 2001 Notes were sold at a price of 103% of par. The proceeds from this offering of approximately $251.5 million, net of approximately $6 million of transaction fees and expenses, were applied to prepay a portion of the outstanding borrowings under the Prior Term Loan Facility. During the second quarter of 2001, the Company recorded a non-cash, extraordinary charge to earnings of approximately $2.8 million, net of tax of nil, related to the write-off of the applicable portion of deferred debt issuance costs on the term loans. In connection with this offering, on June 6, 2001, the Company entered into Amendment No. 6 to the Prior Credit Agreement. The amendment modified certain financial and other covenants, including minimum EBITDA requirements, in the Prior Credit Agreement to reflect recent financial results and market and operating conditions. A registration statement under the Securities Act registering senior notes of the Company identical in all material respects to the Initial 2001 Notes (the "Exchange 2001 Notes") offered in exchange for the Initial 2001 Notes became effective on August 27, 2001. On October 5, 2001, the Company completed its exchange offer of the Initial 2001 Notes for the Exchange 2001 Notes. The Initial 2001 Notes and the Exchange 2001 Notes are referred to herein as the 2001 Notes.

        On August 10, 2001, the Company entered into an amendment and restatement of the Prior Credit Agreement (the "Senior Secured Credit Agreement") with certain lenders providing for senior secured credit facilities with aggregate commitments not to exceed $635 million (together with the 2002 Term Loan Facility referred to below, the "Facilities"), including a $335 million term loan facility (the "2001 Term Loan Facility") and a $300 million revolving credit facility (the "Revolving Facility"). The proceeds of the initial borrowings under the Facilities of approximately $386 million, including $51 million under the Revolving Facility, were applied to repay in full the outstanding borrowings under the Prior Term Loan Facility and the Prior Revolving Facility and to pay approximately $12 million of the $14 million of fees and expenses incurred in connection with the amendment and restatement of the Prior Credit Agreement. During the third quarter of 2001, the Company recorded a non-cash, extraordinary charge to earnings of approximately $6.0 million, net of tax of nil, related to the write-off of the applicable remaining deferred debt issuance costs on the Prior Term Loan Facility and the Prior Revolving Facility.

        In April 2002, the Company entered into an amendment of the Senior Secured Credit Agreement which provided for a new, tranche B, term loan facility of $250 million ("2002 Term Loan Facility"). The 2002 Term Loan Facility was drawn on April 23, 2002 and the proceeds, together with borrowings under the Revolving Facility of approximately $12.0 million, were used to redeem the 1996 Senior Notes which occurred on May 23, 2002 and to pay related fees, costs and expenses. In the second quarter of 2002, the Company recorded a non-cash extraordinary charge to earnings of approximately $3.0 million, net of tax of nil, related to the write-off of the remaining deferred debt issuance costs on the 1996 Senior Notes and an extraordinary charge of approximately $8.6 million, net of tax of nil, related to the call premium paid upon redemption of the 1996 Senior Notes.

        The Senior Secured Credit Agreement, which governs the Facilities, imposes restrictions on the Company's ability to make capital expenditures and both the Senior Secured Credit Agreement and the indentures governing the 1996 Senior Subordinated Notes, the 1997 Notes and the 2001 Notes limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, meet its capital spending program, provide for unanticipated capital investments or take advantage of business opportunities. The covenants contained in the Senior Secured Credit Agreement, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by Riverwood and its subsidiaries, make capital expenditures and engage in certain transactions with affiliates. The covenants contained in the indentures governing the 1996 Senior Subordinated Notes, the 1997 Notes and the 2001 Notes also impose restrictions on the operation of the Company's business.

63

        The financial covenants in the Senior Secured Credit Agreement specify, among other things, the following requirements for each four quarter period ended during the following test periods:

Test Period	Consolidated Debt to Credit Agreement EBITDA(a) Leverage Ratio	Consolidated Interest Expense Ratio
December 31, 2002–December 30, 2003	5.50 to 1.00	2.00 to 1.00
December 31, 2003–December 30, 2004	5.00 to 1.00	2.10 to 1.00
December 31, 2004–December 30, 2005	4.70 to 1.00	2.25 to 1.00
December 31, 2005–December 30, 2006	4.40 to 1.00	2.25 to 1.00
December 31, 2006–March 31, 2007	4.40 to 1.00	2.25 to 1.00

Note:

(a)
Credit Agreement EBITDA as defined in the 2001 Senior Secured Credit Agreement

        At December 31, 2002, the Company was in compliance with the financial covenants in the Senior Secured Credit Agreement. The Company's ability to comply in future periods with the financial covenants in the Senior Secured Credit Agreement will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company's control and will be substantially dependent on the selling prices for the Company's products, raw material and energy costs, and the Company's ability to successfully implement its overall business and profitability strategies. If a violation of any of the covenants occurred, the Company would attempt to get a waiver or an amendment from its lenders, although no assurance can be given that the Company would be successful in this regard. The Senior Secured Credit Agreement and the indentures governing the 1996 Senior Subordinated Notes, 1997 Notes and 2001 Notes have covenants as well as certain cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross default or cross-acceleration provisions.

        The Senior Secured Credit Agreement is collateralized by substantially all of the Company's assets.

        The Revolving Facility matures on December 31, 2006. At December 31, 2002, the Company and its U.S. and international subsidiaries had the following amounts of commitments, amounts outstanding and amounts available under revolving credit facilities:

	Total Amount of Commitments	Total Amount Outstanding	Total Amount Available(A)
	(In thousands of dollars)
Revolving Facility	$300,000	$14,850	$284,508
International Facilities	18,384	12,090	6,294

	$318,384	$26,940	$290,802

Note:

(A)
In accordance with its debt agreements, the Company's availability under its Revolving Facility as of December 31, 2002 has been reduced by the amount of standby letters of credit issued of approximately $0.6 million.

        The Company is required by its insurance company to have a standby letter of credit to secure payment of Workers' Compensation claims. The letter of credit, with a value of $0.4 million, expired on February 20, 2003 and was subsequently extended. The letter of credit will automatically be extended without amendment for successive one year period from the current expiration date and any future expiration date unless at least 45 days prior to the expiration date the Company is notified that the financial institution elects not to renew it.

        In addition, the Ohio Bureau of Workers' Compensation requires the Company to have a standby letter of credit for non-performance according to the conditions and obligations as provided under Workers' Compensation law. It is a further condition of the letter of credit to cover all injuries or occupational disease claims incurred in any period prior to and/or during the present term should the Company not perform. The letter of credit, with a value of $0.2 million, was renewed on September 20, 2002 and is automatically extended without amendment for successive one year period from the current expiration date and any future expiration date unless at least 60 days prior to the expiration date the Company is notified that the financial institution elects not to renew it.

        Long-Term Debt at December 31 consisted of the following:

	2002	2001
	(In thousands of dollars)
Senior Notes with interest payable semi-annually at 10.625%, payable in 2007	$250,000	$250,000
Senior Notes with interest payable semi-annually at 10.25%, payable in 2006	—	250,000
Senior Subordinated Notes with interest payable semi-annually at 10.875%, payable in 2008	400,000	400,000
Senior Secured Term Loan Facility with interest payable at various dates less than one year at floating rates (3.90% to 4.26% at December 31, 2002), payable through 2007	248,750	—
Senior Secured Term Loan Facility with interest payable at various dates less than one year at floating rates (4.15% to 4.59% at December 31, 2002), payable through 2006	335,000	335,000
Senior Notes with interest payable semi-annually at 10.625%, payable in 2007	250,000	250,000
Senior Secured Revolving Facility with interest payable at various dates less than one year at floating rates (4.19% to 6.00% at December 31, 2002) payable in 2006	14,850	35,150
Senior Subordinated Notes with interest payable semi-annually at 11.25%, payable in 2002	—	804
Convertible Subordinated Notes with interest payable semi-annually at 6.75%, payable in 2003, convertible beginning March 27, 1996	209	209
Pollution control revenue bonds with interest payable semi-annually at 6.25%, payable through 2007	1,000	1,000
International Notes payable to banks with interest payable at various dates at interest rates of 7.79% to 10.0% at December 31, 2002, payable through 2004	213	533
Capitalized leases with interest payable of 5.62%, payable through 2006	2,038	2,099
Other	19	29

	1,502,079	1,524,824
Less, current portion	78,415	1,742

	$1,423,664	$1,523,082

        Long-term debt maturities and expirations of funded long-term working capital commitments at December 31, 2002, were as follows:

(In thousands of dollars)
2003	$78,415
2004	77,975
2005	95,715
2006	110,206
2007	739,750
After 2007	400,018

$1,502,079

NOTE 11—REDEEMABLE COMMON STOCK

        During the nine months ended December 31, 1996, Riverwood Holding completed an offering of Riverwood Holding Common Stock to certain members of management and key employees of the Company. As of December 31, 1996, the Company had issued 111,900 shares of Riverwood Holding Class A Common Stock to Management Investors at fair value for gross cash proceeds of $11.2 million. During 2000, the Company issued 5,000 shares of additional Redeemable Common Stock to Management Investors at fair value for gross cash proceeds of $0.6 million. The common stock held by Management Investors is mandatorily redeemable at fair market value as determined by the Executive Committee of the Board of Directors and in certain circumstances the Management Investors can require the Company to repurchase the Riverwood Holding Class A Common Stock. These shares are classified as Redeemable Common Stock on the Consolidated Balance Sheets and are carried at their redemption value of $120 per share at December 31, 2002 and 2001. During 2002 and 2001, the Company repurchased 3,500 and 3,000 shares of Redeemable Common Stock at a weighted average price of $120.00 per share and $120.00 per share, respectively. During 2002, Riverwood Holding issued 250 shares of additional Redeemable Common Stock to Management Investors for gross cash proceeds of approximately $25,000. During 2001, Riverwood Holding issued 3,000 shares of additional Redeemable Common Stock to Management Investors for gross cash proceeds of approximately $0.3 million.

        In connection with the issuance of Redeemable Common Stock to Management Investors, the Company has guaranteed loans, with full recourse, from a bank to certain Management Investors totaling approximately $0.4 million and $0.3 million at December 31, 2002 and 2001, respectively. As guarantor of the loans, the Company fully and unconditionally guarantees to the Lender the prompt and complete payment of all principal and interest on the Loans and all other amounts owed under the letter agreements when due and payable (whether at the stated maturity, by acceleration or otherwise) in the amounts and with respect to each of the borrowers listed in the agreement. The Company has the right of subrogation should a borrower default.

NOTE 12—NONREDEEMABLE COMMON STOCK

        On March 27, 1996, Riverwood Holding completed an offering of 7,000,000 shares of Class A Common Stock with a par value of $0.01 per share to certain institutional investors for $700 million.

Total Class A Common Stock authorized for issuance at December 31, 2002 was 9,000,000 shares, of which amount 7,057,930 shares were outstanding, including 57,930 shares issued to Management Investors as Redeemable Common Stock (see Note 11). Also on March 27, 1996, Riverwood Holding completed an offering of 500,000 shares of Class B Common Stock with a par value of $0.01 per share to an institutional investor for $50 million. Total Class B Common Stock, which is non-voting, authorized for issuance at December 31, 2002 was 3,000,000 shares, of which 500,000 shares were outstanding.

NOTE 13—STOCK INCENTIVE PLANS

        The Company has developed three Stock Incentive Plans ("SIP") designed to provide certain key executives and management options to purchase shares of Redeemable Class A Common Stock. These plans are the 1996 Stock Incentive Plan ("1996 SIP"), the 2002 Stock Incentive Plan ("2002 SIP") and the 1999 Supplemental Long-Term Incentive Plan ("SLTP"). The following table summarizes information pertaining to options outstanding and exercisable at December 31, 2002:

Plan	Grant Date	Number Outstanding	Granted Weighted Average Exercise Price	Vesting Reference	Number Exercisable(8)	Exercisable Weighted Average Exercise Price
SIP/2002 SIP	Jan-Sep 2002	620,485	$120	(1)	—	$120
SIP	November 2000	4,000	115	(2)	1,600	115
SLTP	November 2000	5,000	115	(3)	1,667	115
SLTP	May-Dec, 1999	153,223	100	(4)	71,036	100
SIP	June-Dec, 1999	49,800	100	(5)	21,120	100
SIP	March 1997	225,000	75	(6)	213,348	75
SIP	June 1996	51,410	100	(7)	47,660	100

	Total	1,108,918	$106.24		356,431	$85.17

Notes:

(1)
305,485 of these options vest one-third on the second anniversary of date of grant and two-thirds on the third anniversary of the date of grant. 165,000 of the options vest when the Company achieves certain financial targets. 150,000 of the options vest if a change of control of the company takes place before the third anniversary of the date of grant. Should any of those options not vest as described above, they will vest assuming the employee is still employed at the Company, nine years and six months following the date of grant.

(2)
Options vest in five equal annual installments on the first five anniversaries of the date of grant, subject to continuous employment.

(3)
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

(4)
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

(5)
35,200 of the options will vest in five equal annual installments on each of the first five anniversaries of the date of grant, subject to continuous employment. The remaining 14,600 options vest on the date that the Company achieves certain financial targets. Should those options not vest as described above, they will vest assuming the employee is still employed at the Company, nine years and six months following the date of grant.

(6)
112,500 of these options will vest in five annual installments on each of the first five anniversaries of the date of grant, subject to continuous employment, and the remaining 112,500 have accelerated vesting based on achievement of certain financial goals or on September 30, 2006, whichever occurs first.

(7)
47,660 of the options will vest in five equal annual installments on the first five anniversaries of the date of grant, subject to continuous employment. The remaining 3,750 options vest on the date that the Company achieves certain financial targets. Should those options not vest as described above, they will vest assuming the employee is still employed at the Company, nine years and six months following the date of grant.

(8)
As of December 31, 2001 and 2000, there were exercisable options in the amount of 332,769 and 277,397, respectively.

        A summary of option activity during the three years ended December 31, 2002 is as follows:

	Shares	Exercise Price
Outstanding—December 31, 1999	553,910	$89.84
Granted	13,000	115.00
Exercised	—	—
Canceled	(1,700)	(100.00)

Outstanding—December 31, 2000	565,210	$90.39
Granted	—	—
Exercised	(7,069)	(120.00)
Canceled	(12,731)	(103.77)

Outstanding—December 31, 2001	545,410	$89.70
Granted	667,153	120.00
Exercised	(250)	(100.00)
Canceled	(103,395)	(109.14)

Outstanding—December 31, 2002	1,108,918	$106.11

        The weighted average contractual life of the outstanding options at December 31, 2002, is 8 years. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related

Interpretations in accounting for the Stock Options. Accordingly, the Company recognizes compensation expense for Stock Options when the exercise price is less than the related fair value at the date of grant or when the performance criteria is met. During the years ended December 31, 2002, 2001 and 2000, the Company recognized compensation expense of $1.9 million, $1.5 million, and $1.8 million, respectively, related to Stock Options. Had compensation expense for the Company's grants of Stock Options been determined in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company's Net (Loss) Income for the years ended December 31, 2002, 2001, and 2000, would have been approximately $(11.5) million, $(65.9) million, and $30.8 million, respectively. The weighted average fair value of the stock options was estimated to be $28.37 per option on the date of grant for stock options granted in 2002 and 30.91 per option on the date of grant for stock options granted in 2000. The Company used the Black-Scholes option-pricing model to value the Stock Options with the following assumptions: dividend yield of zero, no volatility, risk-free interest rates ranging from 4.622% to 6.75%, a zero forfeiture rate and an expected life of 3 to 10 years.

        On January 1, 2002, 16,200 restricted stock units ("RSUs") were issued to key employees of the company under the 2002 Stock Incentive Plan. The RSUs vest on the second anniversary date of grant provided that the recipients are still employed by the company. The aggregate market value of the restricted stock at the date of issuance was $1.9 million and is being recorded as deferred compensation over the two-year vesting period. During 2002, 2,500 of the RSUs were cancelled. The RSUs outstanding at December 31, 2002 were 13,700 of which none were vested.

NOTE 14—CURRENCY TRANSLATION ADJUSTMENT

        An analysis of changes in the Cumulative Currency Translation Adjustment included in Shareholders' Equity at December 31 was as follows:

	2002	As Restated 2001	As Restated 2000
	(In thousands of dollars)
Cumulative currency translation adjustment at beginning of period	$(43,698)	$(33,562)	$(19,324)
Currency translation adjustments	12,996	(10,136)	(14,238)

	$(30,702)	$(43,698)	$(33,562)

NOTE 15—CONTINGENCIES AND COMMITMENTS

        Total rental expense was approximately $8.0 million, $10.4 million, and $11.7 million for the years ended December 31, 2002, 2001, and 2000, respectively.

        At December 31, 2002, total commitments of the Company under long-term, non-cancelable contracts were as follows:

	Payment Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(In thousands of dollars)
Long-Term Debt	$78,415	$173,690	$849,956	$400,018	$1,502,079
Operating Leases	15,664	5,408	2,239	946	24,257
Unconditional Purchase Obligations(A)	34,291	24,674	20,381	81,609	160,955

Total Contractual Cash Obligations	$128,370	$203,772	$872,576	$482,573	$1,687,291

Note:

(A)
Unconditional Purchase Obligations primarily consist of commitments related to wood processing and handling, natural gas and electricity and firm transportation of natural gas.

        As of December 31, 2002, the Company had approximately 4,150 employees worldwide (excluding employees of joint ventures), approximately 2,950 of whom were members of unions and covered by collective bargaining agreements.

        The Company is committed to compliance with all applicable foreign, federal, state and local environmental laws and regulations. Environmental law is, however, dynamic rather than static. As a result, costs that are unforeseeable at this time, may be incurred when new laws are enacted, and when environmental agencies adopt or revise rules and regulations. In general, the environmental laws that the Company is subject to regulate discharges and emissions of constituents to the air, soil and water, prescribe procedures for the use, reuse, reclamation, recycling and disposal of designated waste materials and impose liability and requirements relating to the cleanup of contamination. In certain instances, state environmental laws may be stricter than their federal counterparts.

        The federal Clean Air Act imposes stringent limits on air emissions, establishes a federal permit program (Title V) and provides for civil and criminal enforcement sanctions. In response to these requirements, in the early 1990's the Company switched from solvent-based to water-based inks and varnishes at its converting operations in order to reduce and meet requirements with respect to emissions of volatile organic compounds. Where necessary, the Company's plants have received or submitted an application to the appropriate permitting authority for a Title V permit.

        The federal Clean Water Act establishes a system of minimum national effluent standards for each industry, water quality standards for the nation's waterways and a permit program that provides discharge limitations. It also regulates releases and spills of oil and hazardous materials and wastewater and stormwater discharges. The Company's mill in West Monroe, Louisiana is the only one of the Company's facilities that is a direct discharger to a water body and a permit currently covers its discharges to the Ouachita River. The Company's other operations discharge to publicly owned treatment works and are subject to pretreatment requirements and limitations.

        The federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") establishes liability for waste generators, current and former site owners and operators and others in connection with releases of hazardous materials. In certain instances, the Company has been identified as a Potentially Responsible Party ("PRP") under CERCLA and similar state laws.

        In 1998, the U.S. Environmental Protection Agency adopted regulations (generally referred to as the "cluster rules") that mandated more stringent controls on air and water discharges from United States pulp and paper mills. Over the next three years, the Company anticipates that it will spend approximately $22 million at its two U.S. mills to comply with these regulations.

        The Company is involved in environmental investigation and remediation projects for certain properties currently or formerly owned or operated by the Company, and at certain waste disposal sites. Some of these projects are being addressed under federal and state statutes, such as the CERCLA and analogous state laws. The Company's costs in certain instances cannot be reliably estimated until the remediation process is substantially underway or liability has been addressed. The Company accrues reserves for these contingencies when the liability is probable and the costs are reasonably estimable. The Company believes that based on current information and regulatory requirements, its accruals for environmental matters are adequate. However, there can be no assurance that the Company will not incur significant costs in excess of accrued amounts in connection with remediation activities and other environmental matters.

        In late 1995, the Louisiana Department of Environmental Quality (the "DEQ") notified the Predecessor of potential liability for the remediation of hazardous substances at a former wood treatment site in Shreveport, Louisiana (known as the Line Avenue Site) that the Predecessor or its predecessors previously operated. In August 2001, the Company entered into an agreement with the DEQ and the landowners to remediate the site. The agreement required the removal of soils containing wood-treating constituents in excess of regulatory standards, consolidation of these soils in a sub-portion of the site, capping of the sub portion, land use restrictions, future operations and maintenance ("O&M") to ensure the integrity of the cap, long-term monitoring of the groundwater, and a recorded prohibition on the use of on-site groundwater. The Company contracted with a qualified contractor to remediate the site at a cost of approximately $1.3 million. In addition, each of the O&M and groundwater monitoring costs for the initial five years are expected to be approximately $0.1 million (no such costs are estimated beyond the initial five-year period). As of December 31, 2002, all of the required soil excavation and consolidation has been completed. The Company expects to complete construction of the cap by April 2003. As of December 31, 2002, the Company has paid its contractor approximately $0.6 million to remediate the site. The Company has been reimbursed approximately half of these costs from a PRP that has entered into a settlement agreement with the Company.

        On July 6, 2000, the Company and the DEQ entered into a Settlement Agreement for remediation of a site in Caddo Parish, Louisiana (known as the Shoreline Refinery Site). The principal contamination at this site was an approximately 5 acre impoundment of oil-based sludge that appeared to originate from an oil refinery that was operated by prior operators. The remedial action contemplated by the Settlement Agreement required the neutralization, stabilization and consolidation of sludges and soils at the site, capping of the consolidated materials, the establishment of a vegetative cover, and five years of post-closure care of the capped area. The Company contracted to complete the remedial action in accordance with the terms of the Settlement Agreement. In a November 26, 2002 letter to the Company, the DEQ stated that all required construction activities were accomplished and that the five-year post-closure care and reporting period would commence. The Company conveyed the property to its contractor on October 22, 2000.

        The Company is a party to a number of lawsuits arising out of the ordinary conduct of its business. While there can be no assurance as to their ultimate outcome, the Company does not believe that these lawsuits will have a material impact on the results of operations, cash flows or financial condition of the Company.

        The Company has been a plaintiff in actions filed in the U.S. District Court for the Northern District of Georgia against The MeadWestvaco Corporation ("MeadWestvaco"), successor by merger to The Mead Corporation, and R.A. Jones Co. Inc. ("R.A. Jones") claiming infringement of the Company's patents for its packaging machines and seeking damages sufficient to compensate for such infringement. The patents in suit were found infringed but invalid by a jury in a trial against R.A. Jones in August 2001. This finding of invalidity as to U.S. Patent Nos. 5,666,789 and 5,692,361 was appealed to the Court of Appeals for the Federal Circuit (the "CAFC"). The suit against MeadWestvaco was dismissed by mutual agreement, subject to being refiled, pending the outcome of the appeal of the decision in the case against R.A. Jones. The CAFC vacated the holding of invalidity as to U.S. Patent Nos. 5,666,789 and 5,692,361 and remanded to the District Court for determination of proper inventive entity. The finding of infringement was affirmed by the CAFC. Further proceedings consistent with the decision of the CAFC will follow in the District Court.

NOTE 16—PENSIONS

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

  (A) PENSION EXPENSE

        The pension expense related to the Hourly plan and Salaried plan consisted of the following:

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
	(In thousands of dollars)
Components of net periodic pension cost (credit):
Service cost	$5,226	$5,142	$4,806
Interest cost	16,457	16,106	15,444
Expected return on plan assets	(18,767)	(21,019)	(22,101)
Amortizations:
Prior service cost	1,032	1,029	1,026
Actuarial gain	(34)	(10)	(2,039)

Net periodic pension cost (credit)	$3,914	$1,248	$(2,864)

        Certain assumptions used in determining the pension expense related to the Hourly plan and Salaried plan were as follows:

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Assumptions:
Discount rate	7.50%	7.50%	7.50%
Rate of increase in future compensation levels	4.50%	4.50%	4.50%
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%

  (B) FUNDED STATUS

        The funded status of the Company's U.S. Hourly plan and Salaried plan as of December 31, were as follows:

	2002	2001
	(In thousands of dollars)
Change in benefit obligation:
Benefit obligation at beginning of year	$228,244	$220,881
Service cost	5,226	5,142
Interest cost	16,457	16,106
Actuarial loss (gain)	25,851	(504)
Amendments	25	130
Benefits paid	(13,849)	(13,511)

Benefit obligation at end of year	$261,954	$228,244

Change in plan assets:
Fair value of plan assets at beginning of year	$227,566	$253,831
Actual return on plan assets	(10,964)	(12,783)
Employer contributions	29	29
Benefits paid	(13,849)	(13,511)

Fair value of plan assets at end of year	$202,782	$227,566

Plan assets (less than) in excess of projected benefit obligation	$(59,172)	$(678)
Unrecognized net actuarial loss (gain)	64,866	9,252
Unrecognized prior service cost	1,200	2,206

Net amount recognized	$6,894	$10,780

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid pension cost	$—	$13,601
Intangible asset	2,475	—
Accrued pension liability	(50,596)	(2,821)
Accumulated Other Comprehensive Income (a)	55,015	—

Net amount recognized	$6,894	$10,780

Assumptions:
Discount rate	6.50%	7.50%
Rates of increase in future compensation levels	4.50%	4.50%

(a)
During 2002, the Company recorded a charge to Other Comprehensive (Loss) Income of approximately $55.0 million in its Consolidated Statement of Operations and Comprehensive (Loss) Income due to unfavorable market conditions.

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

        The pension expense related to the international plans consisted of the following:

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
	(In thousands of dollars)
Components of net periodic pension cost:
Service cost	$90	$431	$1,229
Interest cost	4,875	5,210	4,697
Expected return on plan assets	(4,792)	(5,485)	(5,384)
Amortizations:
Actuarial loss	—	2,072	—

Net periodic pension cost	$173	$2,228	$542

Assumptions:
Discount rate	5.50%	5.75%	5.50%
Rates of increase in future compensation levels	6.00%	4.00%	4.00%
Expected long-term rate of return on plan assets	5.75%	6.00%	6.00%

        Approximately 300 employees participate in a multi-employer pension plan that provides defined benefits to employees under certain union-employer organization agreements. Pension expense for this plan was $3.9 million, $3.5 million, and $4.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

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

  (B) FUNDED STATUS

        The following table sets forth the funded status of the international pension plans as of December 31:

	2002	2001
	(In thousands of dollars)
Change in benefit obligation:
Benefit obligation at beginning of year	$96,554	$101,529
Service cost	90	431
Interest cost	4,875	5,210
Plan participants contributions	—	173
Actuarial loss (gain)	1,360	(6,431)
Benefits paid	(4,108)	(4,358)

Benefit obligation at end of year	$98,771	$96,554

Change in plan assets:
Fair value of plan assets at beginning of year	$89,676	$97,003
Actual return on plan assets	(632)	(5,524)
Employer contributions	—	2,382
Plan participants contributions	—	173
Benefits paid	(4,108)	(4,358)

Fair value of plan assets at end of year	$84,936	$89,676

Plan assets less than projected benefit obligation	$(13,835)	$(6,878)
Unrecognized net actuarial loss	15,232	8,099

Net amount recognized	$1,397	$1,221

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid pension cost	$49	$1,221
Accrued pension liability	(14,940)	—
Accumulated Other Comprehensive Income (a)	16,288	—

Net amount recognized	$1,397	$1,221

Assumptions:
Discount rate	5.50%	5.75%
Rates of increase in future compensation levels	0.00%	4.00%

(a)
During 2002, the Company recorded a charge to Other Comprehensive (Loss) Income of approximately $16.3 million in its Consolidated Statement of Operations and Comprehensive (Loss) Income due to unfavorable market conditions.

        As of December 31, 2002 and 2001, accrued retirement contributions for the international pension plans included in Compensation and Employee Benefits on the Consolidated Balance Sheets were $1.3 million and $1.4 million, respectively.

DEFINED CONTRIBUTION PLANS

        The Company provides defined contribution plans for eligible U.S. employees. Salaried employees may make contributions of up to 16% of their compensation (percentage of pretax and after tax contributions can be any combination not to exceed a combined total of 16%). The Company matches 3% and may match up to a total of 6% of the eligible compensation, depending on the Company's performance.

        Hourly employees may make contributions of up to 16% of their compensation (pretax and after tax percentages vary based on negotiated union contracts). The Company matches various percentages of the eligible compensation based on negotiated union contracts.

        Contributions to these plans for the years ended December 31, 2002, 2001, and 2000 were $2.9 million, $2.5 million, and $2.3 million, respectively.

        Accrued plan contributions included in Compensation and Employee Benefits on the Consolidated Balance Sheets were $0.8 million and $0.1 million at December 31, 2002 and 2001, respectively.

NOTE 17—OTHER POSTRETIREMENT BENEFITS

        The Company sponsors postretirement health care plans that provide medical and life insurance coverage to eligible salaried and hourly retired U.S. employees and their dependents. No postretirement medical benefits are offered to salaried employees who began employment after December 31, 1993.

        The other postretirement benefits expense consisted of the following:

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
	(In thousands of dollars)
Service cost	$348	$272	$255
Interest cost	1,890	1,669	1,645
Amortizations:
Prior service cost	(162)	(162)	(162)
Actuarial loss	311	151	124

Net periodic postretirement benefits cost	$2,387	$1,930	$1,862

Assumptions:
Discount rate	7.5%	7.5%	7.5%
Initial health care cost trend rate	7.0%	7.5%	5.5%
Ultimate health care cost trend rate *	5.0%	5.0%	4.5%
Ultimate year *	2006	2006	2001

*
The salaried plan's cost was capped beginning in 1999.

        The accrued postretirement benefit obligation at December 31 was as follows:

	2002	2001
	(In thousands of dollars)
Change in benefit obligation:
Benefit obligation at beginning of year	$22,940	$22,703
Service cost	348	272
Interest cost	1,890	1,669
Actuarial loss	3,795	2,013
Assumptions	2,467	—
Benefits paid	(2,884)	(3,717)

Benefit obligation at end of year	$28,556	$22,940

Fair value of plan assets at end of year	—	—

Accumulated postretirement benefit obligation in excess of plan assets	$(28,556)	$(22,940)
Unrecognized net actuarial loss	8,611	2,660
Unrecognized prior service credit	(1,514)	(1,676)

Total accrued postretirement benefit obligation	$(21,459)	$(21,956)

Assumptions:
Discount rate	6.50%	7.50%
Initial health care cost trend rate	9.00%	7.00%
Ultimate health care cost trend rate *	5.00%	5.00%
Ultimate year *	2007	2006
	1 Percentage Point Increase	1 Percentage Point Decrease
Health care trend rate sensitivity:
Effect on total of interest and service cost components	$44	$(38)
Effect on year-end postretirement benefit obligation	$432	$(382)

*
The salaried plan assumes no future increases in employer subsidies.

NOTE 18—FOREIGN CURRENCY MOVEMENT EFFECT

        Net international currency transaction (losses) gains included in determining Income from Operations for the years ended December 31, 2002, 2001 and 2000 were $1.8 million, $(1.4) million and $(0.1) million, respectively.

NOTE 19—INCOME TAXES

        The U.S. and international components of (Loss) Income before Income Taxes and Equity in Net Earnings of Affiliates consisted of the following:

	Year Ended December 31, 2002	As Restated Year Ended December 31, 2001	As Restated Year Ended December 31, 2000
	(In thousands of dollars)
U.S.	$(21,945)	$(65,213)	$23,339
International	16,500	14,513	9,778

(Loss) Income before Income Taxes and Equity in Net Earnings of Affiliates	$(5,445)	$(50,700)	$33,117

        The provisions for Income Tax (Benefit) Expense on (Loss) Income before Income Taxes and Equity in Net Earnings of Affiliates consisted of the following:

	Year Ended December 31, 2002	As Restated Year Ended December 31, 2001	As Restated Year Ended December 31, 2000
	(In thousands of dollars)
Current:
U.S. Federal	$(696)	$—	$850
U.S. State and Local	(823)	1,651	(768)
International	(3,145)	4,976	2,927

Total Current	(4,664)	6,627	3,009

Income Tax (Benefit) Expense	$(4,664)	$6,627	$3,009

        A reconciliation of Income Tax (Benefit) Expense on (Loss) Income before Extraordinary Item and Cumulative Effect of a Change in Accounting Principle including Equity in Net Earnings of Affiliates at the federal statutory rate of 35% compared with the Company's actual Income Tax (Benefit) Expense is as follows:

	Year Ended December 31, 2002	As Restated Year Ended December 31, 2001	As Restated Year Ended December 31, 2000
	(In thousands of dollars)
(Benefit) Expense Income tax at U.S. statutory rate	$(1,906)	$(17,745)	$12,584
U.S. federal taxes (benefit) expense — AMT	(696)	—	850
U.S. state and local tax (benefit) expense	(823)	1,651	(768)
Limitation on use of net operating losses	9,631	23,173	(9,162)
International tax rate differences	(1,998)	(1,087)	(1,637)
Valuation Allowance Adjustment	(9,274)	—	—
Foreign witholding tax	402	635	1,142

Income Tax (Benefit) Expense	$(4,664)	$6,627	$3,009

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, were as follows:

	2002	As Restated 2001
	(In thousands of dollars)
Property, plant and equipment	$(308,925)	$(274,194)
Other	1,968	(5,321)

Deferred tax liabilities	$(306,957)	$(279,515)

Net operating loss carryforwards	522,571	498,795
Other	2,333	(6,032)

Deferred tax assets	524,904	492,763

Valuation allowance	(220,104)	(219,747)

Net deferred tax liability	$(2,157)	$(6,499)

        The Company's deferred tax assets and deferred tax liabilities recorded in the Company's Consolidated Balance Sheet at December 31, consisted of the following:

	2002	As Restated 2001
	(In thousands of dollars)
Jurisdictions with deferred tax assets	$11,376	$7,923
Jurisdictions with deferred tax liabilities	(13,533)	(14,422)

Net deferred tax liability	$(2,157)	$(6,499)

        The Company has reviewed the net deferred tax assets as of December 31, 2002 and 2001 and has determined that most deferred tax assets will not be realized. The need for a valuation allowance is made on a country-by-country basis and the amount of the valuation allowance has increased as of December 31, 2002 over 2001 primarily due to operating activities in various countries in 2002. As of December 31, 2002, the Company has concluded that due to years of sustained profitability and forecasted future profitability, realization is more likely than not on the deferred tax assets related to certain of the Company's international operations and as a result, the valuation allowance of $9.3 million for these international operations was released in 2002 and the related deferred tax asset recorded. The net result of the release of the valuation allowances against the increase in the valuation allowance resulting from 2002 operations is a net increase in the valuation allowance of approximately $0.4 million. The valuation allowance of $220.1 million and $219.7 million at December 31, 2002 and 2001, respectively, is maintained on the remaining net deferred tax assets for which the Company has not determined that realization is more likely than not.

        The U.S. federal net operating loss carryforward amount totals $1,248.8 million, and expires in 2012, 2013, 2019, 2020, 2022 and 2023 in the amounts of $91.1 million, $421.5 million, $295.0 million, $196.8 million, $158.8 million and $85.6 million, respectively. International net operating loss carryforward amounts total $76.9 million of which $5.2 million expire through 2011 and $71.7 million have no expiration date.

        Undistributed earnings intended to be reinvested indefinitely by the international subsidiaries totaled approximately $51.5 million at December 31, 2002. No U.S. deferred income tax has been recorded on these undistributed earnings.

NOTE 20—EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT

        On April 23, 2002, the Company borrowed $250 million pursuant to an amendment to its Senior Secured Credit Agreement. The proceeds were applied to redeem in full the 1996 Senior Notes. In addition, the Company borrowed $12 million under its Revolving Facility to pay fees, costs and expenses related to the refinancing transaction. In the second quarter of 2002, the Company recorded a non-cash extraordinary charge to earnings of approximately $3.0 million, net of tax of nil, related to the write-off of the remaining deferred debt issuance costs on the 1996 Senior Notes and an extraordinary charge of approximately $8.6 million, net of tax of nil, related to the call premium paid upon redemption of the 1996 Senior Notes.

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

        On June 21, 2001, the Company completed an offering of $250 million principal amount of the 2001 Notes, bearing interest at 10 5/8% annually. The net proceeds of this offering were applied to prepay a portion of the Term Loan Facility resulting in a non-cash, extraordinary charge to earnings of approximately $2.8 million, net of tax of nil, related to the write-off of the applicable portion of deferred debt issuance costs on the term loans.

        On October 3, 2000, the Company completed the sale of its 50 percent investment in Igaras (see Note 6). The Company applied $120 million and $25 million of the sale proceeds to its 2001 and 2002 term loan maturities under the Prior Term Loan Facility, respectively. The Company recognized a loss on the early extinguishment of debt of approximately $2.1 million, net of tax of nil, in the fourth quarter of 2000.

NOTE 21—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

        On January 1, 2001, the Company adopted SFAS No. 133 which requires all derivative instruments to be measured at fair value and recognized on the balance sheet as either assets or liabilities. In addition, all derivative instruments used in hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. Upon adoption of SFAS No. 133, the Company recognized a one-time after-tax transition adjustment to decrease earnings by approximately $0.5 million and decrease other comprehensive income by approximately $1.1 million. These amounts have been presented as a cumulative effect of a change in accounting principle in the accompanying Consolidated Statement of Operations and Comprehensive (Loss) Income for the year ended December 31, 2001.

        The following is a summary of the Company's derivative instruments as of December 31, 2002 and the accounting policies it employs:

Hedges of Anticipated Cash Flows

        The following is a reconciliation of current period changes in the fair value of the interest rate swap agreements and foreign currency forward and option contracts which have been recorded as Accumulated Derivative Instruments Loss in the accompanying Consolidated Balance Sheets at December 31, 2002 and December 31, 2001 and as Derivative Instruments Loss in the accompanying Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended December 31, 2002 and 2001.

(In thousands of dollars)
SFAS No. 133 transition adjustment	$(1,094)
Reclassification to earnings	3,898
Current period decrease in fair value	(7,374)

Balance at December 31, 2001	(4,570)
Reclassification to earnings	6,014
Current period decrease in fair value	(7,579)

Balance at December 31, 2002	$(6,135)

        At December 31, 2002, there was no material ineffective portion related to the changes in fair value of the interest rate swap agreements or foreign currency forward and option contracts and there were no amounts excluded from the measure of effectiveness. During the second quarter of 2002, the Company de-designated certain of its foreign currency forward and option contracts due to such contracts no longer meeting the Company's established effectiveness test. As a result, during the second quarter of 2002, the Company recognized a mark-to-market loss of approximately $1.8 million in the accompanying Consolidated Statement of Operations and Comprehensive (Loss) Income; had the foreign currency forward and option contracts not been de-designated, this approximate $1.8 million mark-to-market loss would have been deferred into Other Comprehensive (Loss) Income and would have been recognized in the Consolidated Statement of Operations and Comprehensive (Loss) Income over the remaining two quarters. At December 31, 2002, all mark to market losses relating to the de-designated hedges had been recorded in the Consolidated Statement of Operations and Comprehensive (Loss) Income.

        The balance of $6.1 million recorded in Accumulated Derivative Instruments Loss at December 31, 2002 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in the related hedged exposure. The estimated amount to be reclassified into future earnings as interest expense over the next twelve months through December 31, 2003 is approximately $4.3 million. The actual amount that will be reclassified to future earnings over the next twelve months may vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings during 2002 in connection with forecasted transactions that were no longer considered probable of occurring.

        The Company uses interest rate swap agreements to fix a portion of its variable rate Term Loan Facility to a fixed rate in order to reduce the impact of interest rate changes on future income. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense related to the debt. At December 31, 2002, the Company had interest rate swap agreements with a notional amount of $410 million, which expire on various dates through the year 2003 and 2004, under which the Company will pay fixed rates of 2.21% to 3.52% and receive three-month LIBOR.

Derivatives not Designated as Hedges

        The Company has foreign currency forward contracts used to hedge the exposure associated with foreign currency denominated receivables. These contracts are presently being marked-to-market through the income statement and will continue to be marked-to-market through the income statement.

        The Company enters into fixed price natural gas contracts designed to effectively hedge prices for a substantial portion of its natural gas requirements at its two U.S. mills. The purpose of the fixed price natural gas contracts is to eliminate or reduce price risk with a focus on making cash flows more predictable. As of December 31, 2002, the Company had entered into contracts to hedge substantially all of its natural gas requirements for its two U.S. mills through October 31, 2003. The contract price and fair value of these natural gas contracts was approximately $16.3 million and $19.9 million, respectively. These contracts are not accounted for as derivative instruments under SFAS No. 133, as they qualify for the normal purchase exemption.

NOTE 22—SUPPLEMENTAL CASH FLOW INFORMATION

        Cash paid for interest and cash paid, net of refunds, for income and franchise taxes was as follows:

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
	(In thousands of dollars)
Interest	$147,670	$145,752	$173,180

Income and Franchise Taxes	$4,892	$32,483	$5,780

NOTE 23—RESTRUCTURING ACTIVITIES

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

	Severance	Other Exit Costs	Total
	(In thousands of dollars)
Balance at 12/31/98	$21,205	$3,537	$24,742
Charges against accrual in 1999	(11,527)	(791)	(12,318)

Balance at 12/31/99	9,678	2,746	12,424
Net charges against accrual in 2000	(6,669)	(2,499)	(9,168)

Balance at 12/31/00	3,009	247	3,256
Net charges against accrual in 2001	(3,009)	(247)	(3,256)

Balance at 12/31/01	$—	$—	$—

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

NOTE 24—BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

        The Company reports its results in two business segments: Coated Board and Containerboard. These segments are evaluated by the chief operating decision maker based primarily on income from operations. The Company's reportable segments are strategic business units that offer different products. The Coated Board business segment includes the production and sale of coated board for its beverage multiple packaging and consumer products packaging businesses from its West Monroe, Louisiana and Macon, Georgia mills and from its mill in Sweden; carton converting facilities in the United States, Europe and Brazil; and the design, manufacture and installation of packaging machinery related to the assembly of beverage cartons. The Containerboard business segment includes the production and sale of linerboard, corrugating medium and kraft paper from paperboard mills in the United States.

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

        Business segment information is as follows:

	Year Ended December 31, 2002	As Restated Year Ended December 31, 2001	As Restated Year Ended December 31, 2000
	(In thousands of dollars)
NET SALES:
Coated Board	$1,165,702	$1,107,937	$1,065,813
Containerboard	81,612	93,676	126,549

	$1,247,314	$1,201,613	$1,192,362

INCOME FROM OPERATIONS:
Coated Board	$186,108	$147,958	$156,634
Containerboard	(23,989)	(15,180)	2,986
Corporate and Eliminations (A)	(21,507)	(25,512)	53,934

	$140,612	$107,266	$213,554

CAPITAL EXPENDITURES:
Coated Board	$50,731	$51,479	$57,669
Containerboard	2,806	2,562	3,231
Corporate	2,505	3,256	1,162

	$56,042	$57,297	$62,062

DEPRECIATION AND AMORTIZATION:
Coated Board	$112,144	$115,753	$123,893
Containerboard	12,707	13,787	17,252
Corporate	8,989	7,603	2,396

	$133,840	$137,143	$143,541

	2002	As Restated 2001
	(In thousands of dollars)
IDENTIFIABLE ASSETS AT DECEMBER 31:
Coated Board (B)	$1,720,041	$1,708,810
Containerboard (B)	156,919	191,598
Corporate (C)	80,712	100,688

	$1,957,672	$2,001,096

        Business geographic area information is as follows:

	Year Ended December 31, 2002	As Restated Year Ended December 31, 2001	As Restated Year Ended December 31, 2000
	(In thousands of dollars)
NET SALES:
United States	$1,011,242	$986,462	$974,868
Central/South America	13,372	17,372	15,473
Europe	230,851	203,393	208,794
Asia Pacific	92,798	93,559	97,357
Eliminations (D)	(100,949)	(99,173)	(104,130)

	$1,247,314	$1,201,613	$1,192,362

INCOME FROM OPERATIONS:
United States	$118,106	$82,268	$188,139
Central/South America	(5,203)	(4,023)	(925)
Europe	19,942	12,477	12,030
Asia Pacific	10,827	13,085	7,668
Eliminations (D)	(3,060)	3,459	6,642

	$140,612	$107,266	$213,554

	2002	As Restated 2001
	(In thousands of dollars)
IDENTIFIABLE ASSETS AT DECEMBER 31:
United States	$1,629,369	$1,698,174
Central/South America	22,476	29,330
Europe	180,884	147,050
Asia — Pacific	44,037	25,428
Corporate (C)	80,712	100,688
Eliminations (D)	194	426

	$1,957,672	$2,001,096

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

NOTE 25—RELATED PARTY TRANSACTIONS

        On November 18, 1999, the Company loaned $5.0 million to a principal employee in a non-interest bearing note due March 26, 2002. On December 19, 2001, the Company extended the maturity of the loan through March 26, 2007. At December 31, 2002 and 2001 this receivable was included in Other Assets on the Consolidated Balance Sheets.

        The Company receives certain management services provided by Clayton, Dubilier and Rice, Inc. ("CD&R"), an affiliate of an equity investor in the Company. Charges for such services, including reimbursement of expenses, totaled approximately $0.5 million, $0.5 million, and $0.6 million for the years ended December 31, 2002, 2001, and 2000, respectively, and were included in Selling, General and Administrative in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

NOTE 26—NEW ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), which was effective as of January 1, 2002. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company adopted SFAS No. 141 on January 1, 2002 and the adoption did not have a significant impact on its financial position and results of operations.

        In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which was effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The adoption of SFAS No. 142 resulted in the discontinuation of amortization of goodwill recorded at December 31, 2001 of approximately $8 million annually. Intangible assets with a determinable life will continue to be amortized over the appropriate periods. The Company adopted SFAS No. 142 on January 1, 2002. The following table shows Net (Loss)

Income for the year ended December 31, 2002 and Adjusted Net (Loss) Income for the years ended December 31, 2001 and 2000 exclusive of goodwill amortization:

	Year ended December 31, 2002	As Restated Year ended December 31, 2001	As Restated Year ended December 31, 2000
	(In thousands of dollars)
Net (Loss) Income	$(11,262)	$(65,557)	$31,347
Plus: Amortization of Goodwill	—	7,740	7,948

Adjusted Net (Loss) Income	$(11,262)	$(57,817)	$39,295

        The following table shows Income (Loss) before Extraordinary Item and Cumulative Effect of a Change in Accounting Principle for the year ended December 31, 2002 and Adjusted Income (Loss) before Extraordinary Item and Cumulative Effect of a Change in Accounting Principle for the years ended December 31, 2001 and 2000 exclusive of goodwill amortization:

	Year ended December 31, 2002	As Restated Year ended December 31, 2001	As Restated Year ended December 31, 2000
	(In thousands of dollars)
Income (Loss) before Extraordinary Item and Cumulative Effect of a Change in Accounting Principle	$247	$(56,334)	$33,464
Plus: Amortization of Goodwill	—	7,740	7,948

Adjusted Income (Loss) before Extraordinary Item and Cumulative Effect of a Change in Accounting Principle	$247	$(48,594)	$41,412

NOTE 26—NEW ACCOUNTING PRONOUNCEMENTS (Continued)

        The following table displays the intangible assets that continue to be subject to amortization and aggregate amortization expense as well as intangible assets not subject to amortization as of December 31, 2002 and December 31, 2001:

	As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Patents	$23,633	$9,471	$14,162
Licenses	3,598	1,207	2,391
Trademarks	39,642	13,351	26,291

	$66,873	$24,029	$42,844

Unamortized intangible assets:
Goodwill	$268,284	—	$268,284

	As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Patents	$23,926	$7,986	$15,940
Licenses	3,598	997	2,601
Trademarks	39,624	11,370	28,254

	$67,148	$20,353	$46,795

Unamortized intangible assets:
Goodwill	$321,976	$45,494	$276,482

        Amortization expense for intangible assets subject to amortization was approximately $3.7 million for 2002, and is expected to be approximately $4 million annually for the next five fiscal years.

        In February 2003, the Company received $7 million of cash from a third-party in settlement of a tax matter related to the Merger. This settlement has been recorded as a reduction of Goodwill and an increase in Other Receivables as of December 31, 2002.

        In the fourth quarter of 2002, in accordance with SFAS No. 109, "Accounting for Income Taxes", the Company reduced Goodwill and Other Noncurrent Liabilities by approximately $1.2 million as the Company determined that certain income tax exposures that had been identified as part of the 1996 purchase price allocation were no longer considered to be an exposure to the Company.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which is effective January 1, 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company does not believe that the adoption of SFAS No. 143 will have a significant impact on its financial position and results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which was effective January 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, as well as eliminating the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company adopted SFAS No. 144 on January 1, 2002 and the adoption did not have a significant impact on its financial position and results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002" ("SFAS No. 145"). This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS No. 4"), and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 will be effective for fiscal 2003, which begins January 1, 2003. Management expects that the adoption of this statement will result in an approximate impact on the Company's Income from Operations of $11.5 million, $8.7 million and $2.1 million for years ended December 31, 2002, 2001 and 2000, respectively, associated with the rescission of SFAS No. 4.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which was effective December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and concludes that an entity's commitment to an exit plan does not by itself create a present obligation that meets the definition of a liability. This Statement also establishes that fair value is the objective of initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company will adopt SFAS No. 146 effective January 1, 2003.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, Amendment of SFAS No. 123" ("SFAS No. 148"). This Statement provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Furthermore, SFAS No. 148 mandates new disclosures in both interim and year-end financial statements within the Company's Significant Accounting Policies footnote. The Company has elected not to adopt the recognition provisions of SFAS No. 123, as amended by SFAS No. 148.

NOTE 27—RESTATEMENT AND CHANGE IN ACCOUNTING

        During the fourth quarter of 2002, the Company changed its method of determining the cost of inventories from the LIFO method to the FIFO method. Prior to 2002, the majority of the Company's operations used the LIFO method of valuing inventory. The Company has concluded that the FIFO method will result in a better measurement of current inventory costs with revenues because the Company's operations have realized and expect to continue to realize cost reductions in its manufacturing operations. The Company applied this change by retroactively restating its financial statements as required by Accounting Principles Board Opinion No. 20, "Accounting Changes," which resulted in an increase to the accumulated deficit as of January 1, 2000 of approximately $15.5 million.

	2001 As Previously Reported	LIFO Adjustments	As Restated
	(In thousands of dollars)
December 31:
Inventories	180,854	(19,505)	161,349
Total Shareholders' Equity	216,220	(19,505)	196,715
Cost of Sales	966,236	(12,335)	953,901
Income from Operations	94,931	12,335	107,266
Net Loss	(77,892)	12,335	(65,557)
	2000 As Previously Reported	LIFO Adjustments	As Restated
	(In thousands of dollars)
December 31:
Total Shareholders' Equity	303,962	(26,924)	277,038
Cost of Sales	923,851	6,935	930,786
Income from Operations	220,489	(6,935)	213,554
Net Income	38,282	(6,935)	31,347

NOTE 28—SUBSEQUENT EVENTS

        In February 2003, the Company received $7 million of cash from a third-party in settlement of a tax matter related to the Merger. This settlement has been recorded as a reduction of Goodwill and an increase in Other Receivables as of December 31, 2002.

        On May 3, 2002, Riverwood Holding filed a Form S-1 registration statement with the Securities and Exchange Commission ("SEC") for the registration under the Securities Act of 1933 of $350 million of its common stock in a proposed initial public offering. As of December 31, 2002, the Company had deferred approximately $1.9 million of costs associated with this proposed transaction. On March 27, 2003, Riverwood Holding filed with the SEC an application to withdraw the registration statement. As a result, the Company will record an approximate $1.9 million charge in the first quarter of 2003.

        On March 25, 2003, Riverwood Holding, Riverwood Acquisition Sub LLC, a Delaware limited liability company and a wholly-owned subsidiary of Riverwood Holding ("Merger Sub") and Graphic Packaging International Corporation, a Colorado corporation ("Graphic") entered into an Agreement and Plan of Merger (the "2003 Merger Agreement"). Pursuant to the 2003 Merger Agreement and other related transaction documents, Graphic will merge with and into Merger Sub (the "2003 Merger"). Prior to consummation of the 2003 Merger, Riverwood Holding will effect a stock split. In connection with the 2003 Merger, the shareholders of Graphic will receive one share of Riverwood Holding common stock and associated Riverwood Holding shareholder rights for each share of Graphic common stock and associated Graphic shareholder rights they own immediately prior to the 2003 Merger. Upon completion of the transaction, holders of Riverwood Holding common stock will own 57.5% and holders of Graphic common stock will own 42.5% of the common stock of Riverwood Holding. The 2003 Merger Agreement has been approved by the respective Boards of Directors of Riverwood Holding and Graphic. Consummation of the 2003 Merger is subject to customary closing conditions, including approval by Graphic's shareholders and regulatory approvals.

        In connection with the execution of the 2003 Merger Agreement, Riverwood Holding and certain major shareholders of Graphic entered into a Voting Agreement dated March 25, 2003 (the "Voting Agreement") pursuant to which such shareholders agreed to vote for the 2003 Merger and against any other transaction involving Graphic. In addition, pursuant to the Voting Agreement and as a condition to the effectiveness of the 2003 Merger, the holder of Graphic's 10% Series B Convertible Preferred Stock (the "Preferred Stock") has agreed to convert all of the outstanding shares of the Preferred Stock into Graphic common stock in exchange for a payment of the present value of future dividends on the Preferred Stock that would have been payable by Graphic from the effective time of the 2003 Merger until the Preferred Stock could have been redeemed by Graphic.

RIVERWOOD HOLDING, INC.
SELECTED QUARTERLY FINANCIAL DATA
(UNAUDITED)

        Results of operations for the four quarters of 2002 and 2001 are shown below.

(Quarter)	Net Sales	Gross Profit	Income From Operations	(Loss) Income Before Extraordinary Item and Cumulative Effect of a Change in Accounting Principle	Net (Loss) Income
	(In thousands of dollars)
2002
First (D)(E)	$291,184	$57,329	$30,869	$(7,717)	$(7,717)
Second (A)(D)(E)	334,428	74,611	40,246	1,824	(9,685)
Third (D)(E)	326,060	72,278	41,086	4,705	4,705
Fourth (D)	295,642	58,325	28,411	1,435	1,435

Total	$1,247,314	$262,543	$140,612	$247	$(11,262)

2001
First (D)(E)	$277,323	$48,900	$10,086	$(29,664)	$(30,162)
Second (B)(D)(E)	326,827	68,933	36,463	(3,939)	(6,709)
Third (C)(D)(E)	309,593	69,760	38,385	(2,871)	(8,826)
Fourth (D)(E)	287,870	60,119	22,332	(19,860)	(19,860)

Total	$1,201,613	$247,712	$107,266	$(56,334)	$(65,557)

Notes:

  (A)
  During the second quarter of 2002, the Company recorded an extraordinary charge to earnings of approximately $3.0 million, net of tax of nil, related to the write-off deferred debt issuance costs and an extraordinary charge of approximately $8.6 million, net of tax of nil, related to the call premium paid (see Note 20 in Notes to Consolidated Financial Statements).
  (B)
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
  (D)
  During the fourth quarter of 2002, the Company changed its method of determining the cost of inventories from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method. Prior to 2002, the majority of the Company's operations used the LIFO method of valuing inventory. The Company has concluded that the FIFO method will result in a better measurement of current inventory costs with revenues because the Company's operations have realized and expect to continue to realize cost reductions in its manufacturing operations. The Company applied this change by retroactively restating its financial statements as required by Accounting Principles Board Opinion No. 20, "Accounting Changes," which resulted in an increase to the accumulated deficit as of January 1, 2000 of approximately $15.5 million (see Note 27 in Notes to the Consolidated Financial Statements).
  (E)
  The Company by means of this filing, is restating its Selected Quarterly Financial Data for the first three quarters of 2002, to report its investment in Rengo using the equity method, and the first three quarters of 2002 and the four quarters of 2001 to report its change in its method of determining the cost of inventories from LIFO to FIFO.

	Net Sales	Gross Profit	Income from Operations	(Loss) Income Before Extraordinary Item and Cumulative Effect of a Change in Accounting Principle	Net (Loss) Income
First quarter 2002 as reported	$300,112	$59,523	$31,181	$(7,715)	$(7,715)
First quarter 2002 Rengo adjustment	(8,928)	(2,194)	(312)	(2)	(2)
First quarter 2002 LIFO adjustment	—	—	—	—	—

First quarter 2002 as restated	$291,184	$57,329	$30,869	$(7,717)	$(7,717)

Second quarter 2002 as reported	$348,046	$78,071	$41,151	$1,824	$(9,685)
Second quarter 2002 Rengo adjustment	(13,618)	(3,460)	(905)	0	0
Second quarter 2002 LIFO adjustment	—	—	—	—	—

Second quarter 2002 as restated	$334,428	$74,611	$40,246	$1,824	$(9,685)

Third quarter 2002 as reported	$339,934	$87,394	$53,657	$16,549	$16,549
Third quarter 2002 Rengo adjustment	(13,874)	(3,272)	(727)	0	0
Third quarter 2002 LIFO adjustment	—	(11,844)	(11,844)	(11,844)	(11,844)

Third quarter 2002 as restated	$326,060	$72,278	$41,086	$4,705	$4,705

First quarter 2001 as reported	$277,323	$48,900	$10,086	$(29,664)	$(30,162)
First quarter 2001 LIFO adjustment	—	—	—	—	—

First quarter 2001 as restated	$277,323	$48,900	$10,086	$(29,664)	$(30,162)

Second quarter 2001 as reported	$326,827	$68,202	$35,732	$(4,670)	$(7,440)
Second quarter 2001 LIFO adjustment	—	731	731	731	731

Second quarter 2001 as restated	$326,827	$68,933	$36,463	$(3,939)	$(6,709)

Third quarter 2001 as reported	$309,593	$70,804	$39,429	$(1,827)	$(7,782)
Third quarter 2001 LIFO adjustment	—	(1,044)	(1,044)	(1,044)	(1,044)

Third quarter 2001 as restated	$309,593	$69,760	$38,385	$(2,871)	$(8,826)

Fourth quarter 2001 as reported	$287,870	$47,471	$9,684	$(32,508)	$(32,508)
Fourth quarter 2001 LIFO adjustment	—	12,648	12,648	12,648	12,648

Fourth quarter 2001 as restated	$287,870	$60,119	$22,332	$(19,860)	$(19,860)

Full year 2001 as reported	$1,201,613	$235,377	$94,931	$(68,669)	$(77,892)
Full year 2001 LIFO adjustment	—	12,335	12,335	12,335	12,335

Full year 2001 as restated	$1,201,613	$247,712	$107,266	$(56,334)	$(65,557)

Report of Independent Accountants

To the Stockholders and Directors of Riverwood Holding, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of Riverwood Holding, Inc. and subsidiaries at December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein as of and for the year ended December 31, 2002, when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Notes 26 and 27 to the financial statements, the Company adopted SFAS No. 142 and changed its method of accounting for the cost of inventories, respectively, in 2002.

        We also audited the adjustments in Note 27 that were applied to restate the 2001 and 2000 consolidated financial statements to give retroactive effect to the change in the method of accounting for the cost of inventories from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method. In our opinion, such adjustments are appropriate and have been properly applied.

PricewaterhouseCoopers LLP
Atlanta, Georgia
February 7, 2003, except for Note 27 as to which the date is April 10, 2003

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors of Riverwood Holding, Inc.:

        We have audited the consolidated balance sheet of Riverwood Holding, Inc. and subsidiaries (the "Company") as of December 31, 2001, and the related consolidated statements of operations and comprehensive (loss) income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2001 (none of which are presented herein). Our audits also included the financial statement schedule listed in the Index at Item 15 as it relates to information as of December 31, 2001 and 2000 and for the years then ended. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Riverwood Holding, Inc. and subsidiaries at December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule as it relates to information as of December 31, 2001 and 2000 and for the years then ended, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 21 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities.

        As discussed in a note to the 2001 consolidated financial statements (such note is not included herein), the 2001 consolidated financial statements have previously been restated.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 15, 2002
 (April 10, 2003 as to the effect of the restatement referred to in the fifth paragraph above)

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

The consolidated financial statements prepared by Management have been audited in accordance with auditing standards generally accepted in the United States of America by PricewaterhouseCoopers LLP (for the year ended December 31, 2002), whose report is also presented and Deloitte & Touche LLP (for the years ended December 31, 2001 and 2000), Independent Auditors, whose report is also presented.

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

Stephen M. Humphrey President and Chief Executive Officer	Daniel J. Blount Senior Vice President and Chief Financial Officer

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 9, 2002, the Company dismissed Deloitte and Touche LLP as the Company's auditors, and appointed PricewaterhouseCoopers LLP to serve as the Company's independent auditors. On June 11, 2002, the Company filed a Form 8-K disclosing the information required by Item 304 of Regulation S-K with respect to the foregoing.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The names, ages as of March 1, 2003 and positions of the current directors of the Company and executive officers of Riverwood are set forth below.

NAME	AGE	POSITION
Stephen M. Humphrey	58	President, Chief Executive Officer and Director
Daniel J. Blount	47	Senior Vice President and Chief Financial Officer
Wayne E. Juby	55	Senior Vice President, Human Resources
Steven D. Saucier	49	Senior Vice President, Paperboard Operations
Robert W. Spiller	44	Senior Vice President, Consumer Products Packaging
B. Charles Ames	77	Chairman and Director
Kevin J. Conway	44	Director
Leon J. Hendrix, Jr	61	Director
Hubbard C. Howe	74	Director
Alberto Cribiore	57	Director
Brian J. Richmand	49	Director
Lawrence C. Tucker	60	Director
Samuel M. Mencoff	46	Director
G. Andrea Botta	49	Director
Gianluigi Gabetti	78	Director
John R. Miller	65	Director
Martin D. Walker	70	Director

Stephen M. Humphrey is the President and Chief Executive Officer and a director of Holding, RIC Holding and Riverwood. Mr. Humphrey joined Riverwood in March 1997. From 1994 through 1996, Mr. Humphrey was Chairman, President and Chief Executive Officer of National Gypsum Company, a manufacturer and supplier of building products and services. From 1981 until 1994, Mr. Humphrey was employed by Rockwell International Corporation, a manufacturer of electronic industrial, automotive products, telecommunications systems and defense electronics products and systems ("Rockwell"), where he held a number of key executive positions.

Daniel J. Blount is Senior Vice President and Chief Financial Officer of Holding, RIC Holding and Riverwood, since September 1999. Mr. Blount was named Vice President and Chief Financial Officer of Holding, RIC Holding and Riverwood in September 1998. Prior to joining Riverwood, Mr. Blount spent 13 years at Montgomery Kone, Inc., an elevator, escalator and moving ramp product manufacturer, installer and service provider, most recently as Senior Vice President, Finance.

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

Robert W. Spiller is Senior Vice President, Consumer Products Packaging for Riverwood. Mr. Spiller joined Riverwood in September 2002. From 1997 until 2002, Mr. Spiller was President and CEO of Sonopress USA, a manufacturing, packaging and service subsidiary of Bertelsmann A.G. From 1985 until 1997, Mr. Spiller was with Avery Dennison Corporation, a manufacturer of office products, pressure sensitive adhesive label materials and labeling systems, in a number of key management positions.

B. Charles Ames is Chairman of the Boards of Holding, RIC Holding and Riverwood and has served as one of the directors of Holding, RIC Holding and Riverwood since October 1996. Since 1987, Mr. Ames has been a principal of Clayton, Dubilier & Rice, Inc., a New York-based private investment firm ("CD&R"). Mr. Ames is a director of CD&R Investment Associates II, Inc. ("Associates II Inc."), a Cayman Islands exempted company that is the managing general partner of CD&R Associates V Limited Partnership, a Cayman Islands exempted limited partnership ("Associates V"), the general partner of Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership ("CD&R Fund V"). Mr. Ames is also a limited partner of Associates V and serves as a director of Remington Arms Company, Inc., a manufacturer of sporting goods products for the hunting, shooting sports and fishing markets ("Remington"), and its parent RACI Holding, Inc. ("RACI"). RACI is a company in which an investment fund managed by CD&R has an investment. He is also a director of The Progressive Corporation, Lexmark International, Inc. and Schulte GmbH & Co., KG.

Kevin J. Conway has served as one of the directors of Holding, RIC Holding and Riverwood since December 1995. Mr. Conway is a principal of CD&R, a director of Associates II Inc. and a limited partner of Associates V. Mr. Conway is also a director of SIRVA (formerly Allied Worldwide), a moving services and logistics company and Covansys, an IT services company. Prior to joining CD&R in 1994, Mr. Conway worked at Goldman, Sachs & Co., an investment banking firm.

Leon J. Hendrix, Jr. has served as one of the directors of Holding, RIC Holding and Riverwood since March 1996. Mr. Hendrix is the Chairman and a director of Remington and RACI. He was a principal of CD&R from 1993 until 2000. From 1973 until 1993, Mr. Hendrix was employed by Reliance Electric Company, a manufacturer of industrial drives, electrical motors and telecommunications equipment, most recently as its Chief Operating Officer and a director. Mr. Hendrix serves as a director of Keithley Instruments, Inc., a manufacturer of electronic test and measurement instruments and systems, NACCO Industries, Inc., a manufacturer of forklift trucks and small electric appliances, a supplier of kitchenware, and the mining and marketing of fuel for power generation by electric utilities, and Cambrex Corporation, a diversified life science company.

Hubbard C. Howe has served as one of the directors of Holding, RIC Holding and Riverwood since March 1996. Mr. Howe was a principal of CD&R from 1990 until his retirement in 1998. Mr. Howe is a limited partner of Associates V. Mr. Howe serves as a director of Natural Pharmaceuticals International, a privately held manufacturer of paclitaxel, the primary active component of some anti-cancer medications. Mr. Howe has been a director of Remington and RACI since 1993, and was Chairman and Chief Executive Officer of Remington and RACI until December 1997. Mr. Howe served as Vice Chairman from February 1994 until November 1997, and as Chairman from prior to 1993 until February 1994, of Nu-kote International, Inc., a printing supplies manufacturer, and its parent Nu-kote Holding, Inc., a corporation in which an investment fund managed by CD&R had an investment.

Alberto Cribiore has served as one of the directors of Holding, RIC Holding and Riverwood since December 1995. Mr. Cribiore has, since 1997, been the Managing Principal of Brera Capital Partners, LLC, a private equity investment firm in New York. Prior to forming Brera Capital Partners, Mr. Cribiore was co-president and partner at CD&R, which he joined in 1985 as one of three principal shareholders. He had previously been a Senior Vice President at Warner Communications, where he was responsible for mergers, acquisitions and divestitures. He is currently on the board of directors of GAB Robins, as well as several privately held companies and philanthropic organizations.

Brian J. Richmand has served as one of the directors of Holding, RIC Holding and Riverwood since March 1996. Mr. Richmand has served as a Special Partner of J.P. Morgan Partners LLC (formerly Chase Capital Partners), since January 1, 2000, and as a General Partner of J.P. Morgan Partners LLC from August 1, 1993 to December 31, 1999. Prior to joining J.P. Morgan Partners LLC, Mr. Richmand was a partner at the law firm of Kirkland & Ellis. Mr. Richmand is also currently a director of EMP Group, L.L.C. and American Media, Inc. J.P. Morgan Partners LLC is an affiliate of J.P. Morgan Partners (BHCA), L.P.

Lawrence C. Tucker has served as one of the directors of Holding, RIC Holding and Riverwood since March 1996. Mr. Tucker has been a General Partner of Brown Brothers Harriman & Co., a private banking firm, since 1979. He also serves as a director of National Healthcare Corp., an owner, operator and manager of long-term care facilities, retirement apartments and assisted living units, VAALCO Energy Inc., an international oil and gas exploration company, US Unwired, Inc., a digital wireless telephone carrier, Z-tel Technologies, Inc., a provider of voice and enhanced communications services to residential customers and other carriers, and Xspedius Communications Corporation, a competitive local exchange company. Brown Brothers Harriman & Co. is the general partner of The 1818 Fund, L.P., The 1818 Fund II, L.P. ("1818 Fund"), The 1818 Fund III, L.P., The 1818 Mezzanine Fund, L.P. and The 1818 Mezzanine Fund II, L.P.

Samuel M. Mencoff has served as one of the directors of Holding, RIC Holding and Riverwood since March 1996. Mr. Mencoff has been employed principally as a Managing Director of Madison Dearborn Partners, LLC, a private equity investment firm, which he co-founded in January 1993. From 1987 until 1993, Mr. Mencoff served as Vice President of First Chicago Venture Capital, a private equity investment firm. Mr. Mencoff is a director of Buckeye Technologies Inc., a manufacturer of specialty cellulose pulps and non-woven fiber products; Bay State Paper Holding Company, a producer of recycled containerboard and related products; Packaging Corporation of America, an integrated producer of containerboard and corrugated packaging products; and, Jefferson Smurfit Group Limited, the largest European-based manufacturer of containerboard, corrugated containers and other paper based packaging products.

G. Andrea Botta has served as one of the directors of Holding, RIC Holding and Riverwood since March 1996. Mr. Botta has been a managing director of Morgan Stanley since September 1999. Previously, he was President of EXOR America, Inc. (formerly IFINT-USA, Inc.) ("EXOR America") from 1993 until September 5, 1999 and for more than five years prior thereto, Vice President of Acquisitions of IFINT-USA, Inc.

Gianluigi Gabetti has served as one of the directors of Holding, RIC Holding and Riverwood since September 1999. Mr. Gabetti has been Vice Chairman of IFI S.p.A.—Istituto Finanziario Industriale (the holding company of the Agnelli family) since 1993 and had been its Chief Executive Officer from 1972 to 1993. Mr. Gabetti is also a director, Chairman and Chief Executive Officer of IFIL—Finanziaria di Partecipazioni, a holding company of the Agnelli Group. Mr. Gabetti had been a director of FIAT S.p.A. from 1971 to 1999 where, upon mandatory retirement, he was appointed Director Emeritus. Mr. Gabetti is also Chairman of EXOR Group S.A., an international investment holding company of the Agnelli Group; Chairman of FIAT U.S.A., the U.S. arm of the Italian industrial group; a director of Club Mediterranee S.A., an international leisure and travel organization; and is a Life Trustee of the Museum of Modern Art.

John R. Miller has served as one of the directors of Holding, RIC Holding and Riverwood since June 2002. Mr. Miller has been Chairman, President and Chief Executive Officer of Petroleum Partners, Inc., a provider of outsourcing services to the petroleum industry since 2000, and is a director of Cambrex Corporation, a global supplier of goods and services to the life sciences industry, and Eaton Corporation, a global diversified industrial manufacturer. He is a member of the Advisory Board of 5iTech, a company engaged in transplanting technologies from the former Soviet Union to the United States. From 1988 to 2000, he was Chairman and Chief Executive Officer of TBN Holdings Inc., a buyout firm. Mr. Miller formerly served as President and Chief Operating Officer of The Standard Oil Company and Chairman of the Federal Reserve Bank of Cleveland.

Martin D. Walker has served as one of the directors of Holding, RIC Holding and Riverwood since June 2002. Mr. Walker has been a principal of MORWAL Investments, a private Investment Group, since August 1997, and is a director of Comerica, Incorporated, a full line bank with operations in Michigan, California, Florida and Texas; Lexmark International, Inc., a producer of laser and ink jet printers; Textron, Inc., a multi-industry company; The Goodyear Tire & Rubber Company, a tire, chemical and automotive rubber parts company; The Timken Company, a producer of bearings, and ArvinMeritor, Inc., a manufacturer of automotive parts. From October 1998 to June 1999 and September 1986 to December 1996, Mr. Walker served as Chairman and Chief Executive Officer of M. A. Hanna Company, a producer of international specialty chemicals. From October 1998 to December 1999 and December 1996 to June 1997, Mr. Walker served as Chairman of M. A. Hanna Company. From July 1997 to October 1998, Mr. Walker was in retirement.

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

Clayton, Dubilier & Rice, Inc. has an agreement with Brera Capital Partners, LLC, a private equity firm of which Mr. Cribiore is Managing Principal, that for so long as Clayton Dubilier & Rice Fund V Limited Partnership, or any other investment fund managed by Clayton, Dubilier & Rice, Inc., is able to elect or entitled to designate two or more members of Holding's board of directors, Clayton, Dubilier & Rice, Inc. will arrange for the applicable fund to elect or designate Mr. Cribiore as a member of the Holding's board of directors, and Brera Capital Partners, LLC has agreed that it will make Mr. Cribiore available to serve as a member of Holding's board of directors.

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

Non-employee directors who are not employed by or affiliated with CD&R will receive compensation for their services on the Boards of $30,000 per year plus $2,500 per board meeting attended. Currently, two of the Company's directors are employees of CD&R, to which the Company pays fees for management and financial consulting services. See "Item 13. Certain Relationships and Related Transactions." The Company will reimburse all directors for reasonable and necessary expenses they incur in performing their duties as directors.

Clayton, Dublier & Rice, Inc. has agreed that, for so long as Mr. Cribiore serves as a Clayton, Dubilier & Rice Fund V Limited Partnership-designated member of Holding's board of directors, Clayton, Dublier & Rice, Inc. will pay Brera Capital Partners, LLC, a private equity firm of which Mr. Cribiore is Managing Principal, the amount of the directors fees Holding generally pays to its unaffiliated directors, less the amount of any fees that Holding pays to Brera Capital Partners LLC or Mr. Cribiore for serving on Holding's board of directors. Clayton, Dublier & Rice, Inc. has also agreed to reimburse Brera Capital Partners, LLC for any expenses that Brera Capital Partners, LLC incurs in connection with providing Mr. Cribiore to serve on Holding's board of directors, to the extent Holding does not reimburse Brera Capital Partners, LLC or Mr. Cribiore.

ITEM 11. EXECUTIVE COMPENSATION

Management Compensation Summary

	Annual Compensation				Long-Term Compensation Awards
Name	Year	Salary $	Bonus $	(2) Other Annual Compensation	(10) Restricted Stock Units	Secruities Underlying Stock Options	(11) All Other Compensation
Stephen M. Humphrey	2002	$879,000	$478,890	$206,960(3)	$—	450,000	$—
President and Chief	2001	807,667	—	282,535(4)	—	—	—
Executive Officer	2000	766,000	350,000	284,040(5)	—	—	—
Daniel J. Blount	2002	$300,000	$213,444	$—	$216,000	17,136	$—
Sr. Vice President and	2001	262,583	—	—	—	—	—
Chief Financial Officer	2000	239,000	130,000	—	—	—	—
Steven D. Saucier	2002	$350,000	$340,684(1)	$—	$144,000	27,750	$8,359
Sr. Vice President,	2001	270,917	—	67,841(6)	—	—	5,100
Paperboard Operations	2000	246,083	200,000	20,043(7)	—	—	5,100
Wayne E. Juby	2002	$235,000	$89,622	$—	$144,000	12,672	$8,359
Sr. Vice President,	2001	188,542	—	33,046(8)	—	—	5,100
Human Resources	2000	—	—	—	—	—	—
Robert W. Spiller	2002	$88,826	$33,875	$17,150(9)	$—	25,000	$3,712
Sr. Vice President,	2001	—	—	—	—	—	—
Consumer Products Packaging	2000	—	—	—	—	—	—

(1)
Includes special retention bonus of $150,000.

(2)
Except as otherwise noted, amounts consist of certain taxable perquisites the value of none of which exceeded 25% of the total value of the perquisites provided.

(3)
Includes $10,460 of perquisites. Also includes $196,500, which is the amount of interest that would have been paid on a $5,000,000 non-interest bearing loan made by the Company to the Named Executive Officer had such loan borne interest at 3.93% per annum, the applicable federal rate at time such loan was extended.

(4)
Includes $9,685 of perquisites. Also includes $272,850, which is the amount of interest that would have been paid on a $5,000,000 non-interest bearing loan made by the Company to the Named Executive Officer had such loan borne interest at 5.49% per annum through December 18, 2001 and 3.93% per annum from December 19, 2001, the applicable federal rates at the time such loan was made and extended, respectively.

(5)
Includes $9,540 of perquisites. Also includes $274,500 which is the amount of interest that would have been paid by the Named Executive Officer on a $5,000,000 non-interest bearing loan made by the Company to the Named Executive Officer had such loan borne interest at 5.49% per annum, the applicable federal rate at the time such loan was made.

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

(9)
Includes $8,641 of tax reimbursement paid in respect of taxable perquisites.

(10)
The value of the Restricted Stock Units equals the number of such units granted times the price of the stock ($120) on January 1, 2002, the date of grant. The Restricted Stock Units will vest on the second anniversary of the date of grant, subject to the Named Executive Officer's continuous employment. No dividends will be payable with respect to the Restricted Stock Units.

(11)
Amounts consist of Company contributions on behalf of the Named Executive Officers to the Company's savings plan.

OPTIONS GRANTED IN LAST FISCAL YEAR

Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share ($/Share)	Expiration Date	(5) Grant Date Value
S. Humphrey	150,000(1)	22.5%	$120	January 1, 2012	$5,392,500
	150,000(2)	22.5%	$120	January 1, 2012	$5,888,363
	150,000(3)	22.5%	$120	January 1, 2012	$316,420
D. Blount	17,136(1)	2.6%	$120	March 31, 2012	$616,039
S. Saucier	27,750(1)	4.1%	$120	March 31, 2012	$997,613
W. Juby	12,672(1)	1.9%	$120	March 31, 2012	$455,558
R. Spiller	10,000(1)	1.5%	$120	December 29, 2012	$326,345
	5,000(4)	0.7%	$120	December 29, 2012	$163,456
	5,000(4)	0.7%	$120	December 29, 2012	$150,024
	5,000(4)	0.7%	$120	December 29, 2012	$136,733

(1)
Service Options granted under the Company's 2002 Stock Incentive Plan will vest as to one-third on the second anniversary of the grant date and the remaining two-thirds on the third anniversary of the grant date, subject to the Named Executive Officer's continuous employment.

(2)
Subject to the Named Executive's continuous employment, up to one-third of the performance Options granted under the Company's 2002 Stock Incentive Plan become vested on each of the first three anniversaries of the grant date if the Company achieves certain EBITDA results for the fiscal year ending immediately prior to such anniversary date. Performance Options that have not become vested in accordance with the foregoing vesting schedule become vested on the third anniversary of the grant date if the Company has achieved 100% of the cumulative three-year EBITDA target for the three fiscal years ending December 31, 2004. Any performance options that do not become vested will vest nine years and six months following the grant date.

(3)
Subject to the Named Executive's continuous employment, the Special Performance Options granted under the Company's 2002 Stock Incentive Plan will vest upon the earlier of (a) the occurrence prior to the third anniversary of the grant date, of a change in control of the Company, and (b) the nine year and six month anniversary of the grant date.

(4)
Subject to the continuous employment of the Named Executive, the Performance Options granted under the Company's 2002 Stock Incentive Plan will vest as of the last day of the fiscal quarter in which target Cumulative Sales Revenues are attained. Notwithstanding the foregoing provisions, 100% of the Performance Options will vest nine years and six months following the grant date, subject to the Named Executive's continuous employment.

(5)
The dollar amounts set forth under this heading are based on an economic option-pricing model commonly used to value option grants on the basis of certain assumptions. An economic option-pricing model will produce different results depending on the assumptions made, and the values shown above are merely good faith estimates of the present value of the option grants. Because one of the assumptions in the model is the future volatility in the value of the Common Stock, the actual preset value of such option grants cannot be determined.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

        The following table sets forth information for each Named Executive Officer with regard to stock option exercises during 2002 and the aggregate value of options held at December 31, 2002.

Name	Shares acquired On exercise (#)	Value Realized ($)	Number of securities underlying unexercised options/SARs at fiscal year-end Exercisable/ Unexercisable	Value of unexercised in- the-money options/SARs at fiscal year-end ($) Exercisable/ Unexercisable (1)
S. Humphrey	—	—	247,390 / 502,610		$10,281,500 / $1,256,110
D. Blount	—	—	6,323 / 25,813		$126,460 / $173,540
S. Saucier	—	—	10,842 / 42,575		$216,840 / $296,500
W. Juby	—	—	0 / 12,672	$	— / —
R. Spiller	—	—	0 / 25,000	$	— / —

(1)
The dollar amounts set forth under this heading are calculated based on a price per share of Holding Common Stock of $120, the estimated fair market value of Holding Common Stock as of December 31, 2002 as determined considering a wide variety of factors including a valuation report from an independent outside firm and approved by the Executive Committee of the Board of Directors, minus the exercise price for such options. Notwithstanding the foregoing, the Company has guaranteed, by a separate action of the Board of Directors, that the price per share of Holding Common Stock shall be deemed to equal at least $120 upon exercise of the options granted under the 1996 Stock Incentive Plan and the 1999 Supplemental Long-Term Incentive Plan.

Pension Plan

All U.S. salaried employees who satisfy the service eligibility criteria are participants in the Riverwood International Employees Retirement Plan (the "Retirement Plan"). Pension benefits under the Retirement Plan are limited in accordance with the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), governing tax qualified pension plans. The Company has adopted a Supplemental Pension Plan (the "Supplemental Plan" and, together with the Retirement Plan, the "Pension Plans") that provides for payment to participants of the retirement benefits equal to the excess of the benefits that would have been earned by each such participant had the limitations of the Code not applied to the Retirement Plan and the amount actually earned by such participant under the Retirement Plan. Each of the Named Executive Officers (other than Mr. Spiller who has not yet satisfied the applicable service criteria) is eligible to participate in the Pension Plans. Benefits under the Supplemental Plan are not pre-funded; such benefits are paid by the Company or through the Retirement Plan through a Qualified Supplemental Employees Retirement Plan. The Pension Plan Table below sets forth the estimated annual benefits payable upon retirement, including amounts attributable to the Supplemental Plan, for specified remuneration levels and years of service.

Pension Plan Table

	Years of Service
Remuneration
	5	10	15	20	25	30	35
$ 125,000	$8,043	$16,086	$24,129	$32,172	$40,215	$48,258	$56,301
150,000	9,793	19,586	29,379	39,172	48,965	58,758	68,551
175,000	11,543	23,086	34,629	46,172	57,715	69,258	80,801
200,000	13,293	26,586	39,879	53,172	66,465	79,758	93,051
225,000	15,043	30,086	45,129	60,172	75,215	90,258	105,301
250,000	16,793	33,586	50,379	67,172	83,965	100,758	117,551
300,000	20,293	40,586	60,879	81,172	101,465	121,758	142,051
400,000	27,293	54,586	81,879	109,172	136,465	163,758	191,051
450,000	30,793	61,586	92,379	123,172	153,965	184,758	215,551
500,000	34,293	68,586	102,879	137,172	171,465	205,758	240,051
600,000	41,293	82,586	123,879	165,172	206,465	247,758	289,051
700,000	48,293	96,586	144,879	193,172	241,465	289,758	338,051
800,000	55,293	110,586	165,879	221,172	276,465	331,758	387,051
900,000	62,293	124,586	186,879	249,172	311,465	373,758	436,051
1,000,000	69,293	138,586	207,879	277,172	346,465	415,758	485,051
1,100,000	76,293	152,586	228,879	305,172	381,465	457,758	534,051

(A)
Had the Named Executive Officers in the Summary Compensation Table retired as of December 31, 2002, their respective five-year average salaries, plus bonuses, for purposes of the table set forth above, would have been as follows: Mr. Blount, $333,869; Mr. Humphrey, $1,035,508; Mr. Juby, $104,708; and Mr. Saucier, $344,598.

(B)
On December 31, 2002, the Named Executive Officers in the Summary Compensation Table had the following years of credited service under the Retirement Plan: Mr. Blount 5; Mr. Humphrey, 6; Mr. Juby, 2; and Mr. Saucier, 4.

(C)
Salary as defined in the Retirement Plan includes payment under the annual incentive compensation plan but excludes payments under any equity incentive plan of the Company or Predecessor Company. Estimated benefits have been calculated on the basis of a straight-life annuity form of payment.

Employment Agreements

        Mr. Humphrey is party to an employment agreement with the Company that was originally entered into on March 27, 1997, and was amended and restated effective as of January 1, 2002. Riverwood is also a party to the agreement and is the "employer" under the agreement. Unless earlier terminated by Riverwood or Mr. Humphrey, the agreement will expire on March 31, 2007. Under the agreement, Mr. Humphrey will serve until March 31, 2005 as Riverwood's president and chief executive officer and shall serve as a member of the Company's and Riverwood's board. During the period April 1, 2005 to March 31, 2007, Mr. Humphrey will serve as the chairman of the Company's and Riverwood's board and shall cease to be Riverwood's president and chief executive officer.

        During the employment period, Mr. Humphrey is entitled to annual base salary of $812,000 for the period January 1, 2002—March 31, 2002, $900,000 for the period April 1, 2002—March 31, 2003, $950,000 for the period April 1, 2003—March 31, 2004 and $1,000,000 for the period April 1, 2004—March 31, 2005. Also during these periods Mr. Humphrey will be eligible for an annual bonus and other benefits. Commencing April 1, 2005, Mr. Humphrey will receive $750,000 as compensation for his service as chairman of the board of directors. Mr. Humphrey will generally be entitled to receive a special supplemental retirement benefit equal to the difference between (1) his combined benefits under the Retirement Plan and Supplemental Plan and (2) the benefits that Mr. Humphrey would have received under such plans if he had 10 years of service with Riverwood International.

        The agreement also provides that, if Mr. Humphrey remains employed through the term of the agreement or if Mr. Humphrey remains employed through the date of a change in control of the Company or Riverwood or if Mr. Humphrey's employment is terminated other than for cause or for good reason (in each case as defined in the agreement) within six months of a change in control and after the sale of Clayton, Dubilier & Rice Fund V Limited Partnership and its affiliates of all of the common stock to a non-affiliate, Mr. Humphrey will be entitled to a special payment equal to the shortfall, if any, between (1) the aggregate net realized or realizable value of the stock options granted to Mr. Humphrey and (2) $10,000,000. However, Mr. Humphrey will be entitled to such payment only if there is no credit agreement shortfall (as defined in the employment agreement). A credit agreement shortfall will occur if Riverwood fails to satisfy the minimum financial covenants contained in the senior secured credit agreement.

        In the event that Mr. Humphrey's employment is terminated without cause or by Mr. Humphrey for good reason, Mr. Humphrey is entitled to (1) severance in the form of salary continuation and continued medical, dental, life insurance and similar benefits for a period of three years or, if shorter, the remainder of the employment term, (2) a pro-rata portion of any incentive bonus to which he may be entitled in the year of his employment termination and (3) reimbursement for the cost of outplacement and career counseling services in an amount not to exceed $25,000. Any severance amounts payable to Mr. Humphrey under the agreement will be reduced by any payments made to Mr. Humphrey under the severance plans and programs of Riverwood Holding, Riverwood or its affiliates. The agreement also contains certain non-competition and non-solicitation provisions.

        Messrs. Blount, Saucier, Juby, and Spiller also have employment agreements with the Company. The agreements with Messrs. Blount, Saucier, Juby and Spiller, entered into as of September 1, 1998, November 1, 1998, May 1, 2001 and September 30, 2002, respectively, have an initial three year term that automatically extends for additional one-year periods following the expiration of the initial term. The agreements provide for minimum base salaries of at least $200,000, $225,000, $225,000 and $350,000, for each of Messrs. Blount, Saucier, Juby and Spiller, respectively, and for bonuses and other benefits set forth in the Summary Compensation Table. In the event of termination of employment by us without cause or by the executive for good reason (in each case as defined in the respective employment agreement), the agreements provide for severance of a pro-rata incentive bonus for the year in which termination of employment occurs, and base salary and continued welfare benefits for the longer of the remainder of the employment term, one year or one month for each year of service. The agreements also contain certain non-competition and non-solicitation provisions.

Certain Change in Control Arrangements

        Under the Company's 1996 Stock Incentive Plan, 1999 Supplemental Long-Term Incentive Plan and 2002 Stock Incentive Plan, in the event of a change in control (as defined in the plans), we may be obligated to make certain payments to the Named Executive Officers and options, incentive stock units, and restricted stock units held by those individuals may vest. A payment equal to the option spread value will be made with respect to each vested stock option. The option spread value of a vested stock option is the amount equal to the product of (1) the excess of the change in control price over the per share exercise price of such vested stock options and (2) the number of shares of common stock covered by such vested stock option. A payment equal to the change in control price will be made with respect to each share of common stock underlying a vested restricted stock unit.

        The board has approved the establishment of a nonqualified change in control supplemental executive retirement plan, or SERP, for the benefit of approximately fifteen key executives of the

Company. The SERP will provide these executives with an enhanced retirement benefit in the event of a change in control (as defined in the SERP) of the Company. The enhanced benefit will be determined by using the retirement formula contained in the Retirement Plan and will be calculated by assuming that each executive has 10 years of service to his credit with the Company or Riverwood, disregarding any limitations under the Code on pension benefits payable under the plan, disregarding any benefits in excess of the normal retirement benefit payable under the Retirement Plan, and applying the subsidized early retirement reduction factors under the Retirement Plan with respect to benefits commencing on or after the attainment by a participant of age 50. The benefit accrued by each executive under the SERP will be offset by the benefit payable to such executive under the Retirement Plan and benefits under the SERP will be funded through a rabbi trust upon a change in control.

Compensation Committee Interlocks

        During fiscal year 2002, Messrs. Hendrix, Ames, Botta and Cribiore served on the Compensation and Benefits Committee of the Holding Board. Mr. Ames is a principal of CD&R. Mr. Hendrix, one of the two CD&R Fund V-nominated directors, was a principal of CD&R until 2000. CD&R received an annual fee of $470,000 in 2002 for advisory, management, consulting and monitoring services from Riverwood. Holding, RIC Holding and Riverwood have also agreed to indemnify the members of the Boards employed by CD&R and CD&R against liabilities incurred under securities laws with respect to their services for Holding, RIC Holding and Riverwood.

        Messrs. Hendrix and Cribiore are the CD&R Fund V-nominated directors on the Compensation and Benefits Committees of Holding, RIC Holding and Riverwood.

Equity Compensation Plan Information

        The following table sets forth information as of the end of Company's 2002 fiscal year with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by the Company's stock holders	1,108,918	$106	604,061(1)

Equity compensation plans not approved by the Company's stock holders	0	N/A	0

Total	1,108,918	$106	604,061

(1)
Includes 15,544 shares that may be issued in respect of incentive stock units awarded under the 1999 Supplemental Long-Term Incentive Plan and 13,700 shares that may be issued in respect of restricted stock units awarded under the 2002 Stock Incentive Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Holding owns all of the outstanding common stock of RIC Holding. RIC Holding owns all of the outstanding common stock of Riverwood.

        The following table sets forth certain information as of March 1, 2003 regarding the beneficial ownership of Holding common stock. The table includes:

  •
  Each person who is known by the Company to be the beneficial owner of more than 5% of the outstanding common stock;

  •
  Each of the Company's directors;

  •
  Each executive officer named in the "Summary Compensation Table"; and

  •
  All directors and executive officers as a group.

        Except as otherwise indicated, the persons and entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse.

Name	Number of Shares	Percent of Class
5% Stockholders:
Clayton, Dubilier & Rice Fund V Limited Partnership(1)	2,250,000	29.8%
EXOR Group S.A.(2)	2,250,000	29.8%
The 1818 Fund II, L.P.(3)	750,000	9.9%
HWH Investment Pte Ltd(4)	700,000	9.3%
J.P. Morgan Partners (BHCA), L.P.(5)	500,000	6.6%
First Plaza Group Trust(6)	500,000	6.6%
Madison Dearborn Capital Partners, L.P.(7)	500,000	6.6%
Directors and Named Executive Officers:
B. Charles Ames(8)	0	0
Kevin J. Conway(8)	0	0
Leon J. Hendrix, Jr.(8)	0	0
Hubbard C. Howe(8)	0	0
Alberto Cribiore(8)	0	0
Brian J. Richmand	0	0
Samuel M. Mencoff(7)	0	0
Lawrence C. Tucker(3)	0	0
G. Andrea Botta	0	0
Gianluigi Gabetti	0	0
John R. Miller	0	0
Martin D. Walker	0	0
Stephen M. Humphrey(9)	302,838	(10)
Steven D. Saucier(9)	14,842	(10)
Daniel J. Blount(9)	9,323	(10)
Wayne E. Juby	0	0
Robert W. Spiller	0	0

All directors and executive officers as a group (17 persons)(3)(7)(8)(9)	327,003	3.5%

Notes:

(1)
CD&R Associates V Limited Partnership, a Cayman Islands exempted limited partnership, is the general partner of Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership, and has the power to direct Clayton, Dubilier & Rice Fund V

  Limited Partnership as to the voting and disposition of shares held by Clayton, Dubilier & Rice Fund V Limited Partnership. CD&R Investment Associates II, Inc., a Cayman Islands exempted company, is the managing general partner of CD&R Associates V Limited Partnership and has the power to direct CD&R Associates V Limited Partnership as to its direction of Clayton, Dubilier & Rice Fund V Limited Partnership's voting and disposition of the shares held by Clayton, Dubilier & Rice Fund V Limited Partnership. No person controls the voting and dispositive power of CD&R Investment Associates II, Inc. with respect to the shares owned by Clayton, Dubilier & Rice Fund V Limited Partnership. Each of CD&R Associates V Limited Partnership and CD&R Investment Associates II, Inc. expressly disclaims beneficial ownership of the shares owned by Clayton, Dubilier & Rice Fund V Limited Partnership. The business address for each of Clayton, Dubilier & Rice Fund V Limited Partnership, CD&R Associates V Limited Partnership and CD&R Investment Associates II, Inc. is 1403 Foulk Road, Suite 106, Wilmington, Delaware 19803.

(2)
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

(5)
J.P. Morgan Partners (BHCA), L.P., formerly known as Chase Equity Associates, L.P., currently owns shares of the Class B common stock of Holding which do not have voting rights. The business address for J.P. Morgan Partners (BHCA), L.P. is 1221 Avenue of the Americas, New York, NY 10020.

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

(7)
Mr. Mencoff may be deemed to share beneficial ownership of the shares owned of record by Madison Dearborn Capital L.P., by virtue of his affiliation with such organization. Mr. Mencoff expressly disclaims any such beneficial ownership. The business address for Madison Dearborn Capital Partners, L.P., is Three First National Plaza, Chicago, IL 60602.

(8)
Excludes shares of common stock owned by Clayton, Dubilier & Rice Fund V Limited Partnership, as to which Messrs. Ames, Conway, Hendrix, Howe and Cribiore may be deemed to share beneficial ownership or have an economic interest. See footnote (1).

(9)
Includes options to purchase 292,838, 10,842 and 6,323 shares of common stock which may be exercised by Messrs. Humphrey, Saucier and Blount, respectively.

(10)
Less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        CD&R Fund V, which is one of Holding's largest stockholders, is a private investment fund managed by CD&R. The general partner of CD&R Fund V is CD&R Associates V, and the general partners of CD&R Associates V are Investment Associates II, CD&R Investment Associates, Inc., a Delaware corporation, and CD&R Cayman Investment Associates, Inc., a Cayman Islands exempted company. Mr. Ames, who is a principal of CD&R, a director of Investment Associates II and a limited partner of CD&R Associates V, is Chairman of Holding, RIC Holding and Riverwood. Mr. Conway, who is a principal of CD&R, a director of Investment Associates II and a limited partner of CD&R Associates V, is a director of Holding, RIC Holding and Riverwood. Mr. Hendrix, who was until recently a principal of CD&R and a limited partner of CD&R Associates V, is a director of Holding, RIC Holding and Riverwood. Mr. Howe, who was until recently a principal of CD&R and continues to be a limited partner of CD&R Associates V, is a director of Holding, RIC Holding and Riverwood. See "Item 10. Directors & Executive Officers of the Registrant—Directors & Executive Officers." CD&R Fund V purchased $225 million of equity of Holding in connection with the Merger.

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

        Pursuant to a consulting agreement dated as of March 27, 1996, CD&R will receive an annual fee (and reimbursement of out-of-pocket expenses) for providing management and financial consulting services to the Company. This consulting agreement terminates upon the earlier to occur of March 27, 2006 or upon 30 days prior written notice of termination from either party after the date on which Clayton, Dubilier & Rice Fund V Limited Partnership no longer has an investment in the Company. The indentures relating to the Company's outstanding Notes allow the payment to CD&R of annual fees for management and financial consulting services of up to $1 million, although there is no current intention to increase the amount of the annual fee to be received by CD&R above $500,000. During the year ended December 31, 2002, the Company paid CD&R annual fees in the amount of $470,000 for providing such management and financial consulting services.

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

Registration and Participation Agreement

        Each of the 5% stockholders and certain other holders of Holding's common stock and options to purchase Holding's common stock, including certain executive officers and key employees, are entitled under a registration rights and participation agreement, dated March 27, 1996, to the following registration rights for the shares of common stock held by them or issuable upon exercise of options to purchase Holding's common stock:

  •
  holders constituting, at any time prior to the Company's initial public offering, at least 51% and thereafter at least 5% of the total shares of these registrable securities may request that the Company uses its best efforts to register such securities for public resale, provided that up to an aggregate of five registrations may be requested and that with respect to the first three such requests, the aggregate number of registrable securities shall not be less than 1,500,000 shares (before giving effect to the anticipated reclassification of Holding's common stock) and thereafter shall not be less than 750,000 shares (before giving effect to the anticipated reclassification of Holding's common stock); and

  •
  if the Company registers any common stock at any time, either for its account or for the account of any stockholder, the holders of registrable securities are entitled to request the Company to use best efforts to include the number of their shares of common stock, which subject to the opinion of the underwriters, can be sold.

        In most cases, the Company will bear all registration expenses, other than underwriting discounts. Participation rights have terminated and registration rights will terminate on the earlier to occur of the consent of all parties or March 27, 2006.

Stockholders Agreement

        The Company's stockholders agreement provides that Clayton, Dubilier & Rice Fund V Limited Partnership is entitled to nominate five persons, EXOR Group S.A. is entitled to nominate two persons, The 1818 Fund II, L.P. is entitled to nominate one person and Madison Dearborn Capital Partners, L.P. is entitled to nominate one person to serve on the Company's board. There is also an understanding between J.P. Morgan Partners (BHCA), L.P. and Clayton, Dubilier & Rice Fund V Limited Partnership with respect to the nomination of Clayton, Dubilier & Rice Fund V Limited Partnership's fifth nominee to the Company's board. Under the stockholders agreement,

  •
  the executive committee consists of the Chief Executive Officer, two of the Clayton, Dubilier & Rice Fund V Limited Partnership-nominated directors (other than the J.P. Morgan Partners (BHCA), L.P. designee), one of the EXOR Group S.A.-nominated directors and the director nominated by The 1818 Fund II, L.P.;

  •
  the compensation and benefits committee consists of two of the Clayton, Dubilier & Rice Fund V Limited Partnership-nominated directors (other than the J.P. Morgan Partners (BHCA), L.P. designee), one of the EXOR Group S.A.-nominated directors and two directors nominated by the Company's other 5% or greater stockholders; and

  •
  the audit committee consists of one of the Clayton, Dubilier & Rice Fund V Limited Partnership-nominated directors (other than the J.P. Morgan Partners (BHCA), L.P. designee), one of the EXOR Group S.A.-nominated directors, two directors nominated by the Company's other 5% or greater stockholders and one independent director.

Management

        In November 1999, Holding lent to Mr. Humphrey $5,000,000 pursuant to a full-recourse non-interest bearing promissory note entered into by Mr. Humphrey and Holding, which was amended in December 2001. The promissory note will generally become due and payable in March 26, 2007, or, earlier, if Mr. Humphrey voluntarily terminates his employment other than for "good reason" or if the Company terminates his employment for "cause," in each case, as defined in Mr. Humphrey's employment agreement. If payment on the notes is not made when due, the payment will bear interest, payable on demand, equal to 5.93% per year. Interest will also be payable on any amount that is prepaid. The note, together with any interest accrued thereon, will be forgiven and will not have to be repaid if, on or prior to March 26, 2007, Mr. Humphrey terminates his employment for "good reason," the Company terminates Mr. Humphrey's employment without "cause" or because of his "disability," in each case as defined in his employment agreement, or Mr. Humphrey's employment terminates because of his death.

        During 2002 and through March 1, 2003, the Company repurchased 12,500 shares of Holding Common Stock from management investors at $120.00 per share.

        Effective, January 1, 2002, Holding adopted a 2002 Stock Incentive Plan that provides for, among other things, the grant of options to purchase shares of Holding Common Stock and restricted stock units with respect to a maximum of 658,353 shares of Holding Common Stock.

ITEM 14. CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures. The Company's chief executive officer and its chief financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)), as of a date within 90 days prior to the filing of this annual report on Form 10-K, performed under the supervision and with the participation of the Company's management, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definitions thereof in Exchange Act Rules 13a-14(c) and 15d-14(c).

(b)
Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their most recent evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        a.    Financial statements, financial statement schedule and exhibits filed as part of this report:

    1.
    Consolidated financial statements of Riverwood Holding, Inc. and subsidiaries as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002, and Independent Auditors' Reports.

    2.
    Schedule II—Valuation and Qualifying Accounts.

        All other schedules are omitted as the information required is either included elsewhere in the consolidated financial statements herein or is not applicable.

        b.    Report on Form 8-K filed on November 13, 2002 reporting certifications pursuant to the Securities and Exchange Commission's Order of June 27, 2002 and certifications pursuant to 18 United States Code Section 1350.

        c.    Exhibit Index to Annual Report on Form 10-K for Year Ended December 31, 2002.

	Description	Cross Reference or Page Number
3.1	Certificate of Incorporation of Riverwood Holding, Inc. (formerly known as New River Holding, Inc.).
Filed as Exhibit 3.3 to the Registration Statement on Form S-1 (Registration No. 33-80475) of New River Holding, Inc. (renamed Riverwood Holding, Inc.) under the Securities Act of 1933, as amended, and incorporated herein by reference.
3.2	Certificate of Amendment of Certificate of Incorporation of Riverwood Holding, Inc.	Filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K filed March 27, 1997 (Commission File No. 1-11113), and incorporated herein by reference.
3.3	Restated By-Laws of Riverwood Holding, Inc.	Filed as Exhibit 3.4 to the Riverwood Holding, Inc.'s Annual Report on Form 10-K filed March 17, 2000 (Commission File No. 1-11113), and incorporated herein by reference.

3.4	Certificate of Incorporation of RIC Holding, Inc.	Filed as Exhibit 3.1 to RIC Holding, Inc.'s Annual Report on Form 10-K filed April 16, 1996 (Commission File No. 1-11113), and incorporated herein by reference.
3.5	Restated By-Laws of RIC Holding, Inc.	Filed as Exhibit 3.5 to Riverwood Holding, Inc.'s Annual Report on Form 10-K filed March 17, 2000 (Commission File No. 1-11113), and incorporated herein by reference.
3.6	Certificate of Incorporation of Riverwood International Corporation (formerly known as Riverwood International, USA, Inc.)
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
3.8	Restated By-Laws of Riverwood International Corporation	Filed as Exhibit 3.6 to Riverwood Holding, Inc.'s Annual Report on Form 10-K filed March 17, 2000 (Commission File No. 1-11113), and incorporated herein by reference.
4.1
	Amended and Restated Credit Agreement, dated as of August 10, 2001, among Riverwood International Corporation, the several banks and other financial institutions from time to time parties thereto, Deutsche Banc Alex Brown Inc., as syndication agent and the Chase Manhattan Bank, as administrative agent.	Filed as Exhibit 4.4 to Riverwood Holding, Inc.'s Quarterly Report on Form 10-Q filed August 14, 2001 (Commission File No. 1-11113), and incorporated herein by reference.
4.2
	Indenture, dated March 27, 1996, among RIC Holding, Inc., Riverwood Holding, Inc., CDRO Acquisition Corporation and Fleet National Bank of Massachusetts, as trustee, relating to the 10 7/8% Senior Subordinated Notes due 2008 of Riverwood International Corporation, together with the First Supplemental Indenture and the Second Supplemental Indenture thereto.	Filed as Exhibit 4.7 to RIC Holding, Inc.'s Annual Report on Form 10-K filed April 16, 1996 (Commission File No. 1-11113), and incorporated herein by reference.

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
4.4
	Indenture, dated June 21, 2001, among Riverwood International Corporation, RIC Holding, Inc., Riverwood Holding, Inc. and State Street Bank & Trust Company, as trustee, relating to the 10 5/8% Senior Notes due 2007 of Riverwood International Corporation.	Filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q filed August 14, 2001 (Commission File No. 1-11113), and incorporated herein by reference.
10.1	Wood Products Supply Agreement, dated as of October 18, 1996, between Plum Creek Timber Company, L.P. and Riverwood International Corporation.	Filed as an Exhibit hereto.
10.2	Form of Investor Stock Subscription Agreement between Riverwood Holding, Inc. (formerly named New River Holding, Inc.) and each of the investors named on the schedule thereto.
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
10.6	Riverwood Holding, Inc. Stock Incentive Plan.
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
10.10	Amended and Restated Employment Agreement, dated as of January 1, 2002, among Riverwood International Corporation, Riverwood Holding, Inc. and Stephen Humphrey.	Filed as an Exhibit hereto.
10.11	Management Stock Option Agreement, dated as of March 31, 1997, between Riverwood Holding, Inc. and Stephen Humphrey.	Filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed May 9, 1997 (Commission File No. 1-11113), and incorporated herein by reference.
10.12	Form of Riverwood Holding, Inc. Supplemental Long-Term Incentive Plan.	Filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K filed March 17, 2000 (Commission File No. 1-11113), and incorporated herein by reference.
10.13	Employment Agreement, dated as of September 1, 1998, among Riverwood International Corporation, Riverwood Holding, Inc. and Daniel J. Blount.	Filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K filed March 17, 2000 (Commission File No. 1-11113), and incorporated herein by reference.
10.14	Employment Agreement, dated as of November 1, 1998, among Riverwood International Corporation, Riverwood Holding, Inc. and Steven D. Saucier.	Filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K filed March 17, 2000 (Commission File No. 1-11113), and incorporated herein by reference.
10.15	Promissory Note, dated as of November 18, 1999, by Stephen M. Humphrey.	Filed as Exhibit 10.19 to the Registrant's Annual Report on Form 10-K filed March 17, 2000 (Commission File No. 1-11113), and incorporated herein by reference.
10.16	Amendment to Promissory Note, dated as of December 19, 2001, by Stephen M. Humphrey.	Filed as Exhibit 10.19 to the Registrant's Annual Report on Form 10-K filed March 11, 2002 (Commission File No. 1-11113), and incorporated herein by reference.

10.17	Employment Agreement, dated as of May 1, 2001, among Riverwood International Corporation, Riverwood Holding, Inc. and Wayne E. Juby.	Filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K filed March 11, 2002 (Commission File No. 1-11113), and incorporated herein by reference.
10.18	Management Stock Option Agreement, dated as of January 1, 2002, between Riverwood Holding, Inc. and Stephen M. Humphrey.	Filed as an Exhibit hereto.
10.19	Riverwood Holding, Inc. 2002 Stock Incentive Plan.	Filed as an Exhibit hereto.
10.20	Employment Agreement, dated as of September 30, 2002, among Riverwood International Corporation, Riverwood Holding, Inc. and Robert W. Spiller.	Filed as an Exhibit hereto.
10.21	Management Stock Option Agreement, dated as of September 30, 2002, between Riverwood Holding, Inc. and Robert W. Spiller.	Filed as an Exhibit hereto.
10.22	Amendment to Employment Agreement, dated as of March 18, 2003, between Riverwood Holding, Inc., Riverwood International Corporation, and Steve D. Saucier.	Filed as an Exhibit hereto.
10.23	Letter Re: Change in Accounting Principles.	Filed as an Exhibit hereto.
21	List of subsidiaries.	Filed as an Exhibit hereto.
99.1	Reconciliation of Income (Loss) from Operations to Credit Agreement EBITDA.	Filed as an Exhibit hereto.
99.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed as an Exhibit hereto.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 15th day of April, 2003.

RIVERWOOD HOLDING, INC.
By:	/s/ STEPHEN M. HUMPHREY Stephen M. Humphrey President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ B. CHARLES AMES B. Charles Ames	Chairman of the Board	April 15, 2003
/s/ STEPHEN M. HUMPHREY Stephen M. Humphrey	President and Chief Executive Officer (Principal Executive Officer)	April 15, 2003
/s/ DANIEL J. BLOUNT Daniel J. Blount	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2003
/s/ KEVIN J. CONWAY Kevin J. Conway	Director	April 15, 2003
/s/ LEON J. HENDRIX, JR. Leon J. Hendrix, Jr.	Director	April 15, 2003
/s/ HUBBARD C. HOWE Hubbard C. Howe	Director	April 15, 2003
/s/ ALBERTO CRIBIORE Alberto Cribiore	Director	April 15, 2003

/s/ BRIAN J. RICHMAND Brian J. Richmand	Director	April 15, 2003
/s/ G. ANDREA BOTTA G. Andrea Botta	Director	April 15, 2003
/s/ GIANLUIGI GABETTI Gianluigi Gabetti	Director	April 15, 2003
/s/ LAWRENCE C. TUCKER Lawrence C. Tucker	Director	April 15, 2003
/s/ SAMUEL M. MENCOFF Samuel M. Mencoff	Director	April 15, 2003
/s/ JOHN R. MILLER John R. Miller	Director	April 15, 2003
/s/ MARTIN D. WALKER Martin D. Walker	Director	April 15, 2003

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

          3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003
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

          3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003
/s/ DANIEL J. BLOUNT Daniel J. Blount Senior Vice President and Chief Financial Officer

RIVERWOOD HOLDING, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(IN THOUSANDS OF DOLLARS)

(Classification)	Balance Beginning of Period	(Credits) Charges to Costs and Expenses	Deductions (a)	Balance at End of Period
Year ended December 31, 2002:
Allowances Reducing the Assets in the Balance Sheet:
Doubtful accounts receivable	$3,294	$2,234	$(3,573)	$1,955
Deferred tax assets	219,747	357	—	220,104

Total	$223,041	$2,591	$(3,573)	$222,059

Year ended December 31, 2001:
Allowances Reducing the Assets in the Balance Sheet:
Doubtful accounts receivable	$2,769	$2,276	$(1,751)	$3,294
Deferred tax assets	174,859	44,888	—	219,747

Total	$177,628	$47,164	$(1,751)	$223,041

Year ended December 31, 2000:
Allowances Reducing the Assets in the Balance Sheet:
Doubtful accounts receivable	$4,474	$404	$(2,109)	$2,769
Deferred tax assets	214,911	(40,052)	—	174,859

Total	$219,385	$(39,648)	$(2,109)	$177,628

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

        The Company did not send an annual report or proxy materials to security holders during the year ended December 31, 2002.

QuickLinks

TABLE OF CONTENTS TO FORM 10-K
PART I
PART II
INDEX TO FINANCIAL STATEMENTS
RIVERWOOD HOLDING, INC. CONSOLIDATED BALANCE SHEETS (In thousands of dollars)
RIVERWOOD HOLDING, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (In thousands of dollars)
RIVERWOOD HOLDING, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands of dollars)
RIVERWOOD HOLDING, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (In thousands of dollars)
RIVERWOOD HOLDING, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RIVERWOOD HOLDING, INC. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Report of Independent Accountants
INDEPENDENT AUDITORS' REPORT
MANAGEMENT'S REPORT
PART III
Pension Plan Table
PART IV
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
RIVERWOOD HOLDING, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (IN THOUSANDS OF DOLLARS)