Form 10-Q
period 2003-03-31
RIVERWOOD HOLDING INC
filed 2003-05-15
CIK 886239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission file number 1-11113

RIVERWOOD HOLDING, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-2205241
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

814 Livingston Court Marietta, Georgia 30067
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

Yes  ☐     No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

At May 6, 2003 there were 7,054,930 shares and 500,000 shares of the registrant’s Class A and Class B common stock, respectively, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

As used in this Form 10-Q, unless the context otherwise requires: “RIC” refers to the corporation formerly named Riverwood International Corporation; the “Predecessor” or the “Predecessor Company” refers to RIC and its subsidiaries in respect of periods prior to the 1996 Merger (as defined herein); the “Company” refers to the registrant, Riverwood Holding, Inc., a Delaware corporation (“Riverwood Holding”) and its subsidiaries; “RIC Holding” refers to RIC Holding, Inc., a Delaware corporation, successor by merger to RIC and a wholly-owned subsidiary of Riverwood Holding; and “Riverwood” refers to Riverwood International Corporation, a Delaware corporation formerly named Riverwood International USA, Inc. and a wholly-owned subsidiary of RIC Holding.

RIVERWOOD HOLDING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

(unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and Equivalents	$10,622	$13,757
Receivables, Net of Allowances	137,162	137,284
Inventories	181,896	174,383
Prepaid Expenses	10,619	8,566
Total Current Assets	340,299	333,990

Property, Plant and Equipment, Net of Accumulated Depreciation of $799,931 in 2003 and $777,047 in 2002	1,222,488	1,232,945
Goodwill	268,284	268,284
Other Assets	122,620	122,453
Total Assets	$1,953,691	$1,957,672

LIABILITIES
Current Liabilities:
Short-Term Debt	$98,560	$98,696
Accounts Payable and Other Accrued Liabilities	182,167	180,652
Total Current Liabilities	280,727	279,348

Long-Term Debt, Less Current Portion	1,430,130	1,429,650
Other Noncurrent Liabilities	119,184	116,148
Total Liabilities	1,830,041	1,825,146

Contingencies and Commitments (Note 4)

Class A Redeemable Common Stock $120/share redemption value; 54,930 and 57,930 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	6,591	6,951

SHAREHOLDERS’ EQUITY
Common Stock par value $.01 per Share;
Class A Common Stock, 9,000,000 shares authorized; 7,054,930 and 7,057,930 shares designated at March 31, 2003 and December 31, 2002, respectively; 7,000,000 shares of non-redeemable Common Stock issued and outstanding at March 31, 2003 and December 31, 2002	70	70
Class B Common Stock, 3,000,000 shares authorized; 500,000 shares of non-redeemable Common Stock issued and outstanding at March 31, 2003 and at December 31, 2002	5	5
Capital in Excess of Par Value	748,748	748,748
Accumulated Deficit	(524,873)	(515,107)
Accumulated Derivative Instruments Loss	(6,392)	(6,135)
Minimum Pension Liability Adjustment	(71,304)	(71,304)
Cumulative Currency Translation Adjustment	(29,195)	(30,702)
Total Shareholders’ Equity	117,059	125,575
Total Liabilities and Shareholders’ Equity	$1,953,691	$1,957,672

See Notes to Condensed Consolidated Financial Statements.

RIVERWOOD HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS)

(In thousands of dollars)

(unaudited)

	Three Months Ended
	March 31, 2003	March 31, 2002

Net Sales	$298,026	$291,184
Cost of Sales	239,889	233,855
Selling, General and Administrative	29,870	27,615
Research, Development and Engineering	1,467	1,316
Other Expense (Income), Net	1,877	(2,471)

Income from Operations	24,923	30,869
Interest Income	103	455
Interest Expense	33,980	39,060

(Loss) before Income Taxes	(8,954)	(7,736)
Income Tax Expense	1,016	95
Equity in Net Earnings of Affiliates	204	114
Net (Loss)	(9,766)	(7,717)
Other Comprehensive Income (Loss), Net of Tax:
Derivative Instruments (Loss) Gain	(257)	1,150
Foreign Currency Translation Adjustments	1,507	(1,128)
Comprehensive (Loss)	$(8,516)	$(7,695)

See Notes to Condensed Consolidated Financial Statements.

RIVERWOOD HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(unaudited)

	Three Months Ended
	March 31, 2003	March 31, 2002
Cash Flows from Operating Activities:
Net (Loss)	$(9,766)	$(7,717)
Noncash Items Included in Net (Loss):
Depreciation and Amortization	31,161	32,103
Current and Deferred Income Taxes	157	179
Pension, Postemployment and Postretirement Benefits Expense, Net of Contributions	5,024	1,375
Equity in Net Earnings of Affiliates, Net of Dividends	(204)	498
Amortization of Deferred Debt Issuance Costs	1,563	1,784
Other	95	(2,851)
Changes in Operating Assets & Liabilities:
Receivables	(107)	(10,347)
Inventories	(8,233)	(4,310)
Prepaid Expenses	(1,948)	(4,450)
Accounts Payable and Other Accrued Liabilities	(1,437)	(6,423)
Other Noncurrent Liabilities	837	(350)
Net Cash Provided by (Used in) Operating Activities	17,142	(509)

Cash Flows from Investing Activities:
Purchases of Property, Plant and Equipment	(19,582)	(12,282)
Increase in Other Assets	(1,075)	(925)
Net Cash Used in Investing Activities	(20,657)	(13,207)

Cash Flows from Financing Activities:
Borrowings under Revolving Credit Facilities	94,950	88,650
Payments on Revolving Credit Facilities	(94,042)	(69,616)
Payments on Debt	(162)	—
Repurchases of Redeemable Common Stock	(360)	(120)
Net Cash Provided by Financing Activities	386	18,914
Effect of Exchange Rate Changes on Cash	(6)	(508)
Net (Decrease) Increase in Cash and Equivalents	(3,135)	4,690
Cash and Equivalents at Beginning of Period	13,757	7,369
Cash and Equivalents at End of Period	$10,622	$12,059

See Notes to Condensed Consolidated Financial Statements.

RIVERWOOD HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Riverwood Holding, Inc. (“Riverwood Holding”) and its wholly-owned subsidiary RIC Holding, Inc. (“RIC Holding”) and the corporation formerly named CDRO Acquisition Corporation were incorporated in 1995 to acquire the stock of its predecessor, the corporation formerly named Riverwood International Corporation (“RIC”).

On March 27, 1996, Riverwood Holding, through its wholly-owned subsidiaries, acquired all of the outstanding shares of common stock of RIC. On such date, CDRO Acquisition Corporation was merged into RIC (“1996 Merger”). RIC, as the surviving corporation in the 1996 Merger, became a wholly-owned subsidiary of RIC Holding. On March 28, 1996, RIC transferred substantially all of its properties and assets to the corporation formerly named Riverwood International USA, Inc., other than the capital stock of Riverwood International USA, Inc, and RIC was merged into RIC Holding. Thereupon, Riverwood International USA, Inc. was renamed “Riverwood International Corporation.” Upon consummation of the subsequent merger, RIC Holding, as the surviving corporation in the subsequent merger, became the parent company of Riverwood International Corporation (“Riverwood International”).

Riverwood Holding and RIC Holding, a wholly-owned subsidiary, conducted no significant business and have no independent assets or operations other than in connection with the 1996 Merger and related transactions through March 27, 1996. Riverwood Holding and RIC Holding fully and unconditionally guarantee substantially all of the debt of Riverwood International.

In connection with the 1996 Merger, the purchase method of accounting was used to establish and record a new cost basis for the assets acquired and liabilities assumed. The difference between the purchase price and the fair market values of the assets acquired and liabilities assumed was recorded as goodwill.

References to the “Company” are to Riverwood Holding and its subsidiaries.

The accompanying Condensed Consolidated Financial Statements of the Company included herein have been prepared by the Company without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. The Condensed Consolidated Balance Sheet as of December 31, 2002 was derived from audited financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a summary of the Company’s significant accounting policies, please refer to the Company’s report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

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

As permitted by SFAS No. 123 “Accounting for Stock-Based Compensation”, the Company continues to apply intrinsic value accounting for its stock option plans under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. Compensation cost for stock options, if any, is measured as the excess of the market price of the Company’s common stock at the date of grant over the exercise price to be paid by the grantee to acquire the stock. The Company has adopted disclosure-only provisions of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123”. The Company’s pro forma net earnings based upon the fair value at the grant dates for awards under the Company’s plans are disclosed below.

If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, the Company’s Net (Loss) would have been as follows:

	Three Months Ended
	March 31,	March 31,
(In thousand of dollars)	2003	2002
Net (Loss), as reported	$(9,766)	$(7,717)
Deduct: Total additional stock-based employee compensation cost, net of tax, that would have been included in Net (Loss) under fair value method	(123)	(56)
Pro forma Net (Loss)	$(9,889)	$(7,773)

The Company recognized compensation expense on stock options for which the exercise price was less than the fair value at the date of grant in the amount of $0.3 million and $0.1 million for the three months ended March 31, 2003 and 2002, respectively.

The Company has reclassified the presentation of certain prior period information to conform to the current presentation format.

The Company has previously restated its results of operations for the first three quarters of 2002 to report its investment in Rengo Riverwood Packaging Ltd. (“Rengo”) using the equity method.

NOTE 3 – INVENTORIES

The major classes of inventories were as follows:

(In thousands of dollars)	March 31, 2003	December 31, 2002

Finished goods	$88,093	$78,518
Work-in-process	16,241	15,175
Raw materials	40,292	42,841
Supplies	37,270	37,849
Total	$181,896	$174,383

In the fourth quarter of 2002, the Company changed its method of valuing inventory from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method as over time the FIFO method more closely matches revenues with costs. The FIFO method more accurately reflects the cost related to the actual physical flow of raw materials and finished goods inventory. Accordingly, the Company believes the FIFO method of valuing inventory will result in a better measurement of operating results. All previously reported results were restated to reflect the retroactive application of the accounting change as required by generally accepted accounting principles in the United States.

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

The federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) establishes liability for waste generators, current and former site owners and operators and others in connection with releases of hazardous materials. In certain instances, the Company has been identified as a Potentially Responsible Party (“PRP”) under CERCLA and similar state laws.

In 1998, the U.S. Environmental Protection Agency adopted regulations (generally referred to as the “cluster rules”) that mandated more stringent controls on air and water discharges from United States pulp and paper mills. Over the next three years, the Company anticipates that it will spend approximately $22 million at its two U.S. mills to comply with these regulations.

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

In late 1995, the Louisiana Department of Environmental Quality (the “DEQ”) notified the Predecessor of potential liability for the remediation of hazardous substances at a former wood treatment site in Shreveport, Louisiana (known as the Line Avenue Site) that the Predecessor or its predecessors previously operated. In August 2001, the Company entered into an agreement with the DEQ and the landowners to remediate the site. The agreement required the removal of soils containing wood-treating constituents in excess of regulatory standards, consolidation of these soils in a sub-portion of the site, capping of the sub-portion, land use restrictions, future operations and maintenance (“O&M”) to ensure the integrity of the cap, long-term monitoring of the groundwater, and a recorded prohibition on the use of on-site groundwater. The Company contracted with a qualified contractor to remediate the site at a cost of approximately $1.3 million. In addition, each of the O&M and groundwater monitoring costs for the initial five years are expected to be approximately $0.1 million (no such costs are estimated beyond the initial five-year period). As of March 31, 2003, all of the required soil excavation and consolidation has been completed. The Company expects to complete construction of the cap by June 2003. As of March 31, 2003, the Company has paid its contractor approximately $1.0 million to remediate the site. The Company has been reimbursed approximately half of these costs from a PRP that has entered into a settlement agreement with the Company.

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

The Company has been a plaintiff in actions filed in the U.S. District Court for the Northern District of Georgia against The MeadWestvaco Corporation (“MeadWestvaco”), successor by merger to The Mead Corporation, and R.A. Jones Co. Inc. (“R.A. Jones”) claiming infringement of the Company’s patents for its packaging machines and seeking damages sufficient to compensate for such infringement. The patents in suit were found infringed but invalid by a jury in a trial against R.A. Jones in August 2001. This finding of invalidity as to U.S. Patent Nos. 5,666,789 and 5,692,361 was appealed  to the Court of Appeals for the Federal Circuit (the “CAFC”). The suit against MeadWestvaco was dismissed by mutual agreement, subject to being refiled, pending the outcome of the appeal of the decision in the case against R.A. Jones. The CAFC vacated the holding of invalidity as to U.S. Patent Nos. 5,666,789 and 5,692,361 and remanded to the District Court for determination of proper inventive entity. The finding of infringement was affirmed by the CAFC. Further proceedings consistent with the decision of the CAFC will follow in the District Court.

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

Business segment information is as follows:

	Three Months Ended
(In thousands of dollars)	March 31, 2003	March 31, 2002
NET SALES:
Coated Board	$275,912	$272,026
Containerboard	22,114	19,158
	$298,026	$291,184

INCOME FROM OPERATIONS:
Coated Board	$38,880	$44,138
Containerboard	(6,677)	(8,276)
Corporate And Eliminations	(7,280)	(4,993)
	$24,923	$30,869

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

The following is a summary of the Company’s derivative instruments as of March 31, 2003 and the accounting policies it employs:

Hedges of Anticipated Cash Flows

The following is a reconciliation of current period changes in the fair value of the interest rate swap agreements and foreign currency forward and option contracts which have been recorded as Accumulated Derivative Instruments Loss in the accompanying Condensed Consolidated Balance Sheets at March 31, 2003 and December 31, 2002 and as Derivative Instruments (Loss) Gain in the accompanying Condensed Consolidated Statement of Operations and Comprehensive (Loss) for the three months ended March 31, 2003.

(In thousands of dollars)

Balance at December 31, 2001	$(4,570)
Reclassification to earnings	6,014
Current period decrease in fair value	(7,579)
Balance at December 31, 2002	(6,135)
Reclassification to earnings	994
Current period decrease in fair value	(1,251)
Balance at March 31, 2003	$(6,392)

At March 31, 2003, there was no material ineffective portion related to the changes in fair value of the interest rate swap agreements or foreign currency forward and option contracts and there were no amounts excluded from the measure of effectiveness.

The balance of $6.4 million recorded in Accumulated Derivative Instruments Loss at March 31, 2003 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in the related hedged exposure. The estimated amount to be reclassified into future earnings as interest expense over the next twelve months through March 31, 2004 is approximately $4.4 million. The actual amount that will be reclassified to future earnings over the next twelve months may vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings during 2003 in connection with forecasted transactions that were no longer considered probable of occurring.

The Company uses interest rate swap agreements to fix a portion of its variable rate Term Loan Facility to a fixed rate in order to reduce the impact of interest rate changes on future income. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense related to the debt. At March 31, 2003, the Company had interest rate swap agreements with a notional amount of $410 million, which expire on various dates through the year 2003 and 2004 under which the Company will pay fixed rates of 2.21% to 3.52% and receive three-month LIBOR.

Derivatives not Designated as Hedges

The Company has foreign currency forward contracts used to hedge the exposure associated with foreign currency denominated receivables. These contracts are presently being marked-to-market through the income statement and will continue to be marked-to-market through the income statement.

The Company enters into fixed price natural gas contracts designed to effectively hedge prices for a substantial portion of its natural gas requirements at its two U.S. mills. The purpose of the fixed price natural gas contracts is to eliminate or reduce price risk with a focus on making cash flows more predictable. As of March 31, 2003, the Company had entered into contracts to hedge substantially all of its natural gas requirements for its two U.S. mills through October 31, 2003. The contract price and fair value of these natural gas contracts was approximately $10.8 million and $14.9 million, respectively. These contracts are not accounted for as derivative instruments under SFAS No. 133, as they qualify for the normal purchase exemption.

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which is effective January 1, 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 effective January 1, 2003 and the adoption did not have a significant impact on its financial position and results of operations.

In April 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002” (“SFAS No. 145”). This statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS No. 4”) and an amendment of the Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This statement amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145 effective January 1, 2003 which will result in a reclassification of expenses from Extraordinary Loss on Early Extinguishment of Debt to (Loss) before Income Taxes of approximately $11.5 million, $8.7 million and $2.1 million for the years ended December 31, 2002, 2001 and 2000, respectively, associated with the rescission of SFAS No. 4.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), which was effective December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and concludes that an entity’s commitment to an exit plan does not by itself create a present obligation that meets the definition of a liability. This Statement also establishes that fair value is the objective of initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted SFAS No. 146 effective January 1, 2003 and the adoption did not have a significant impact on its financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation— Transition and Disclosure, Amendment of SFAS No. 123” (“SFAS No. 148”). This Statement provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Furthermore, SFAS No. 148 mandates new disclosures in both interim and year-end financial statements within the Company’s Significant Accounting Policies footnote. The Company has elected not to adopt the recognition provisions of SFAS No. 123, as amended by SFAS No. 148 (See Note 2).

NOTE 8 – DEFINITIVE MERGER AGREEMENT

On March 25, 2003, Riverwood Holding, Riverwood Acquisition Sub LLC, a Delaware limited liability company and a wholly-owned subsidiary of Riverwood Holding (“Merger Sub”) and Graphic Packaging International Corporation, a Colorado corporation (“Graphic”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement and other related transaction documents, Graphic will merge with and into Merger Sub (the “Graphic Merger”). Prior to consummation of the Graphic Merger, Riverwood Holding will effect a stock split. In connection with the Graphic Merger, the shareholders of Graphic will receive one share of Riverwood Holding common stock and associated Riverwood Holding shareholder rights for each share of Graphic common stock and associated Graphic shareholder rights they own immediately prior to the Graphic Merger. Upon completion of the transaction, holders of Riverwood Holding common stock will own 57.5% and holders of Graphic common stock will own 42.5% of the common stock of Riverwood Holding. The Merger Agreement has been approved by the respective Boards of Directors of Riverwood Holding and Graphic. Consummation of the Graphic Merger is subject to customary closing conditions, including approval by Graphic’s shareholders and regulatory approvals.

In connection with the execution of the Merger Agreement, Riverwood Holding and certain major shareholders of Graphic entered into a Voting Agreement dated March 25, 2003 (the “Voting Agreement”) pursuant to which such shareholders agreed to vote for the Graphic Merger and against any other transaction involving Graphic. In addition, pursuant to the Voting Agreement and as a condition to the effectiveness of the Graphic Merger, The Grover C. Coors Trust (the “Trust”), the holder of Graphic’s 10% Series B Convertible Preferred Stock (the “Preferred Stock”) has agreed to convert all of the outstanding shares of the Preferred Stock into Graphic common stock. In consideration for the Trust’s conversion of the Preferred Stock, Riverwood Holding has agreed to pay the Trust, in cash, a conversion payment, in an amount equal to the estimated present value, calculated using a discount rate of 8.5%, of dividends payable to the Trust on the Preferred Stock from the effective time of the Graphic Merger through August 15, 2005, the first date on which Graphic could have redeemed the Preferred Stock. While the exact amount that will be paid to the Trust by Riverwood Holding depends upon the date of completion of the Graphic Merger, assuming that the effective time of the Graphic Merger will occur on July 1, 2003, Riverwood Holding currently anticipates that the payment in consideration for the conversion of the Preferred Stock will be approximately $19.7 million.

On May 3, 2002, Riverwood Holding filed a Form S-1 registration statement with the Securities and Exchange Commission (“SEC”) for the registration under the Securities Act of 1933 of $350 million of its common stock in a proposed initial public offering. On March 27, 2003, Riverwood Holding filed with the SEC an application to withdraw the registration statement. As a result, the Company recorded an approximate $1.9 million charge in the first quarter of 2003 to write off costs it had deferred associated with the proposed transaction.

NOTE 9 – SUBSEQUENT EVENT

On May 2, 2003, Riverwood Holding filed a Form S-4 registration statement with the SEC for the registration under the Securities Act of 1933 of the shares of Riverwood Holding common stock being issued to Graphic shareholders in the Graphic Merger.

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

The table below sets forth EBITDA as defined in the Company’s Senior Secured Credit Agreement (“Credit Agreement EBITDA”). The Company is required under its Senior Secured Credit Agreement to comply with a specified consolidated debt to Credit Agreement EBITDA leverage ratio and a specified consolidated Credit Agreement EBITDA to interest expense ratio for specified periods (see “—Covenant Restrictions”). Credit Agreement EBITDA may not be comparable to other companies’ definitions of “EBITDA”, is not a defined term under accounting principles generally accepted  in the United States and should not be considered a substitute for the Condensed Consolidated Statements of Operations or cash flow data.

The reconciliation of Net (Loss) Income to Credit Agreement EBITDA is as follows:

(In thousands of dollars)	Consolidated	Coated Board	Container- board	Corporate and Eliminations

For the Three Months Ended March 31, 2003
Net (Loss) Income (A)	$(9,766)	$38,880	$(6,677)	$(41,969)
Income Tax Expense	1,016	—	—	1,016
Interest Expense, Net	33,877	—	—	33,877
Depreciation and Amortization	31,161	25,600	3,320	2,241
Equity in Net Earnings of Affiliates	(204)	—	—	(204)
Other non-cash charges (B)	3,558	1,989	396	1,173
Dividends from equity investments	—	—	—	—
Credit Agreement EBITDA (C)	$59,642	$66,469	$(2,961)	$(3,866)

For the Three Months Ended March 31, 2002
Net (Loss) Income (A)	$(7,717)	$44,138	$(8,276)	$(43,579)
Income Tax Expense	95	—	—	95
Interest Expense, Net	38,605	—	—	38,605
Depreciation and Amortization	32,103	26,694	3,107	2,302
Equity in Net Earnings of Affiliates	(114)	—	—	(114)
Other non-cash charges (B)	(724)	(1,655)	120	811
Dividends from equity investments	612	—	—	612
Credit Agreement EBITDA (C)	$62,860	$69,177	$(5,049)	$(1,268)

Notes:

(A) The Company does not allocate Income Tax Expense, Interest Expense, Net, Equity in Net Earnings of Affiliates and Dividends from equity investments to the Coated Board or Containerboard segments; all such financial statement items are included as a Corporate credit or charge. As such, Income (Loss) from Operations as reported of the Coated Board and Containerboard segments are equal to Net Income (Loss) of the Coated Board and Containerboard segments, respectively.

(B) Other non-cash charges include non-cash charges for pension, postretirement and postemployment benefits, and amortization of premiums on hedging contracts deducted in determining net income.

(C) Credit Agreement EBITDA is calculated in accordance with the definitions contained in the Company’s Senior Secured Credit Agreement. Credit Agreement EBITDA is defined as consolidated net income (exclusive of non-cash charges resulting from purchase accounting during the periods subsequent to the 1996 Merger) before consolidated interest expense, consolidated income taxes, consolidated depreciation and amortization, and other non-cash charges deducted in determining consolidated net income, extraordinary items and the cumulative effect of accounting changes and earnings of, but including dividends from, non-controlled affiliates.

Business Trends and Initiatives

The Company’s cash flow from operations and Credit Agreement EBITDA are influenced by sales volume and selling prices for its products and raw material and energy costs, and are affected by a number of significant business, economic and competitive factors. Many of these factors are not within the Company’s control. Historically, in the Coated Board business segment, the Company has experienced stable pricing for its integrated beverage carton products, and moderate cyclical pricing for its cartonboard, which historically has been principally sold in the open market. The Company’s cartonboard sales are affected by competition from competitors’ CUK Board and other substrates— solid bleached sulfate (“SBS”), recycled clay coated news (“CCN”) and, internationally, WLC—as well as by general market conditions.

In the Containerboard business segment, conditions in the cyclical worldwide commodity paperboard markets have a substantial impact on the Company’s Containerboard sales. During the first quarter of 2003, the Company did not take any market related downtime at its U.S. mills. The Company expects to take 7 days, or approximately 2,700 tons, of medium market related downtime during 2003 on its medium machine, but the amount of downtime could change depending upon market conditions. The downtime results from a number of factors, but principally a weak containerboard market and production above planned rates. As a result of expected downtime during 2003, the Company estimates the impact on earnings at its U.S. mills to be approximately $0.5 million related to the under-absorption of fixed costs.

Energy, including natural gas, fuel oil and electricity, represents a significant portion of the Company’s manufacturing costs. During the first quarter of 2003, the Company’s financial results were negatively affected by energy costs when compared to the first quarter of 2002. The Company entered into fixed price natural gas contracts designed to mitigate the impact of future cost increases for its natural gas requirements at its two U.S. mills through and including October 2003, and will continue to evaluate its hedge position.

In the fourth quarter of 2002, the Company was notified by Coca-Cola Enterprises (“CCE”) that CCE will not renew its supply contract with the Company. Under this contract, which expired on March 31, 2003, the Company supplied to CCE beverage cartons made from the Company’s CUK Board, packaging machines and related services. The Company’s supply contracts with its independent Coca-Cola bottling company customers are not subject to CCE’s non-renewal notification. CCE’s action did not impact the Company’s 2002 results of operations. The impact on the Company’s 2003 results of operations will depend, in part, on the extent to which the Company supplies beverage cartons to CCE during a phase-out period beginning April 1, 2003, which the Company continues to discuss with CCE. The Company continues to explore opportunities to replace the volumes that it will lose as a result of CCE’s decision by seeking to increase sales to existing and new customers and to develop new applications for its CUK Board. The Company continues to evaluate the impact of these developments and the recent increase in beverage market competitiveness on its future pricing for its beverage packaging products. The Company can provide no assurances that it will be able to replace all or any portion of the volumes it had expected to supply to CCE in 2003 and future periods or that it will be able to maintain current pricing levels on its beverage packaging products. If the Company cannot replace such volumes, the Company estimates that its volumes will be negatively impacted by approximately 17,000 tons in 2003 and 36,000 tons in 2004 and thereafter. In 2002, the CCE business represented approximately 5% of the Company’s consolidated net sales and Credit Agreement EBITDA.

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

The Company plans to implement an initiative designed to enhance the competitiveness of its beverage carton converting operations. This initiative is expected to add new manufacturing technology, add press capacity and consolidate certain of the Company’s beverage carton converting operations. The Company expects to make a capital investment of approximately $75 million, as well as related costs, over the next 30 months.

The Company expects capital expenditures will range from $110 million to $120 million in 2003 as the Company invests to improve its process capabilities, in packaging machinery, and to comply with environmental cluster rules. See “—Environmental and Legal Matters.” The Company is accelerating certain capital driven cost reduction projects that will deliver benefits in 2004 and 2005. The Company continues to evaluate its current operations and assets with a view to rationalizing its operations and improving profitability, in particular with respect to its international converting assets and strategy. Finally, the Company is continuing to focus on reducing working capital and increasing liquidity.

Packaging machinery placements during the first quarter of 2003 decreased approximately 47% when compared to the first quarter of 2002. This decrease was partially due to the timing of shipments. The Company expects packaging machinery placements for 2003 to be comparable to 2002. The Company has been and will continue to be selective in future packaging machinery placements to ensure appropriate returns.

On May 3, 2002, Riverwood Holding filed a Form S-1 registration statement with the Securities and Exchange Commission for the registration under the Securities Act of 1933 of $350 million of its common stock in a proposed initial public offering. On March 27, 2003, Riverwood Holding filed with the SEC an application to withdraw the registration statement. As a result, the Company recorded an approximate $1.9 million charge in the first quarter of 2003 to write off costs it had deferred associated with the proposed transaction.

On March 25, 2003, Riverwood Holding, Riverwood Acquisition Sub LLC, a Delaware limited liability company and a wholly-owned subsidiary of Riverwood Holding (“Merger Sub”) and Graphic Packaging International Corporation, a Colorado corporation (“Graphic”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement and other related transaction documents, Graphic will merge with and into Merger Sub (the “Graphic Merger”). Prior to consummation of the Graphic Merger, Riverwood Holding will effect a stock split. In connection with the Graphic Merger, the shareholders of Graphic will receive one share of Riverwood Holding common stock and associated Riverwood Holding shareholder rights for each share of Graphic common stock and associated Graphic shareholder rights they own immediately prior to the Graphic Merger. Upon completion of the transaction, holders of Riverwood Holding common stock will own 57.5% and holders of Graphic common stock will own 42.5% of the common stock of Riverwood Holding. The Merger Agreement has been approved by the respective Boards of Directors of Riverwood Holding and Graphic.

Consummation of the Graphic Merger is subject to customary closing conditions, including approval by Graphic’s shareholders and regulatory approvals.

In connection with the execution of the Merger Agreement, Riverwood Holding and certain major shareholders of Graphic entered into a Voting Agreement dated March 25, 2003 (the “Voting Agreement”) pursuant to which such shareholders agreed to vote for the Graphic Merger and against any other transaction involving Graphic. In addition, pursuant to the Voting Agreement and as a condition to the effectiveness of the Graphic Merger, The Grover C. Coors Trust (the “Trust”), the holder of Graphic’s 10% Series B Convertible Preferred Stock (the “Preferred Stock”) has agreed to convert all of the outstanding shares of the Preferred Stock into Graphic common stock. In consideration for the Trust’s conversion of the Preferred Stock, Riverwood Holding has agreed to pay the Trust, in cash, a conversion payment, in an amount equal to the estimated present value, calculated using a discount rate of 8.5%, of dividends payable to the Trust on the Preferred Stock from the effective time of the Graphic Merger through August 15, 2005, the first date on which Graphic could have redeemed the Preferred Stock. While the exact amount that will be paid to the Trust by Riverwood Holding depends upon the date of completion of the Graphic Merger, assuming that the effective time of the Graphic Merger will occur on July 1, 2003, Riverwood Holding currently anticipates that the payment in consideration for the conversion of the Preferred Stock will be approximately $19.7 million.

On May 2, 2003, Riverwood Holding filed a Form S-4 registration statement with the Securities and Exchange Commission for the registration under the Securities Act of 1933 of the shares of Riverwood Holding common stock being issued to Graphic shareholders in the Graphic Merger.

Outlook

The Company expects that its 2003 full year Credit Agreement EBITDA will be comparable to its 2002 Credit Agreement EBITDA, although no assurance can be given in this regard. The achievement of this expectation is dependent upon (among other things) a number of profit improvement initiatives, including increasing worldwide beverage and North American consumer products sales volumes above 2002 levels, improving U.S. mill throughput, continued cost savings from other actions taken to date and stable pricing for the Company’s products. In 2003, the Company expects sales volume increases in its worldwide beverage markets, and continued growth in its North American consumer products markets. The Company expects containerboard sales and margins to be negatively affected in 2003 due to the continued negative market pressures on containerboard pricing and sales volumes. The Company believes that energy costs will negatively impact its results for 2003.

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

• The Company’s inventories are stated at the lower of cost or market with cost determined principally by the first-in, first-out (“FIFO”) basis (see Note 3 in Notes to the Condensed Consolidated Financial Statements). Average cost basis is used to determine the cost of supplies inventories. Inventories are stated net of an allowance for slow-moving and obsolete inventory, which is based on estimates. If the condition of the inventories or the state of the Company’s business would deteriorate, additional allowances may be required which would reduce income.

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

• The Company incurs employment related expenses in connection with its pensions and postretirement benefit plans. In order to measure the expenses associated with these plans, management must make various estimates and assumptions, including discount rates used to value liabilities, assumed rates of return on plan assets, compensation increases, employee turnover rates, anticipated mortality rates and expected future healthcare costs. The estimates used by management are based on the Company’s historical experience as well as current facts and circumstances. The Company uses third-party actuaries to assist management in measuring the expense and liability associated with these benefits. Actual future results that vary from the previously mentioned assumptions could have a material impact on the condensed consolidated financial statements.

RESULTS OF OPERATIONS

The Company has previously restated its results of operations for the first three quarters of 2002, to report its investment in Rengo Riverwood Packaging Ltd. (“Rengo”) using the equity method and to report its change in its method of determining the cost of inventories from the last-in, first-out method to the first-in, first-out method.

	Three Months Ended
(In thousands of dollars)	March 31, 2003	Increase (Decrease) From Prior Period	March 31, 2002
Net Sales (Segment Data):
Coated Board	$275,912	1.4%	$272,026
Containerboard	22,114	15.4	19,158
Net Sales	298,026	2.3	291,184
Cost of Sales	239,889	2.6	233,855
Gross Profit	58,137	1.4	57,329
Selling, General and Administrative	29,870	8.2	27,615
Research, Development and Engineering	1,467	11.5	1,316
Other Expense (Income), Net	1,877	NM	(2,471)
Income from Operations	$24,923	(19.3)%	$30,869

Income (Loss) from Operations (Segment Data):
Coated Board	$38,880	(11.9)%	$44,138
Containerboard	(6,677)	19.3	(8,276)
Corporate and Eliminations	(7,280)	(45.8)	(4,993)
Income from Operations	$24,923	(19.3)%	$30,869

Other Financial Data:

Net Sales:
Carrierboard	$184,011	(2.2)%	$188,108
Cartonboard	59,164	5.3	56,164
White lined chip board	24,862	30.6	19,035
Containerboard	22,114	15.4	19,158
Other (A)	7,875	(9.7)	8,719

Note:

(A) Other primarily represents revenue recognized from packaging machinery service and use agreements and sales of certain by-products.

Paperboard Shipments

The following represents shipments of coated board and containerboard to outside customers. Shipments of coated board represent sales to customers of beverage carrierboard and folding cartonboard. Shipments of white lined chip board represent sales to customers of WLC produced at the Swedish Mill. Shipments of containerboard represent sales to customers of linerboard, corrugating medium, kraft paper and various other items. Other primarily represents shipments of certain by-products. Total shipments for the first quarters ended March 31, 2003 and 2002 were as follows:

	Three Months Ended
(In thousands of tons)	March 31, 2003	Increase (Decrease) From Prior Period	March 31, 2002

Coated Board
Carrierboard	152.4	(1.5)%	154.7
Cartonboard	90.0	1.0	89.1
White Lined Chip Board	43.0	9.4	39.3
Containerboard	65.1	13.2	57.5
Other	3.6	(44.6)	6.5
	354.1	2.0%	347.1

FIRST QUARTER 2003 COMPARED WITH FIRST QUARTER 2002

Net Sales

As a result of the factors described below, the Company’s Net Sales in the first quarter of 2003 increased by $6.9 million, or 2.3%, to $298.0 million from $291.1 million in the first quarter of 2002. Net Sales in the Coated Board business segment increased by $3.9 million, or 1.4%, to $275.9 million in the first quarter of 2003 from $272.0 million in the first quarter of 2002, due primarily to the positive impact of foreign currency exchange rates, higher sales volume in North American consumer products markets and higher sales volumes from the Swedish Mill. These increases were somewhat offset by lower pricing in North American beverage markets as a result of increased beverage market competitiveness. Net Sales in the Containerboard business segment increased by $2.9 million, or 15.4%, to $22.1 million in the first quarter of 2003 from $19.2 million in the first quarter of 2002, due primarily to higher medium volumes and higher linerboard pricing.

Gross Profit

As a result of the factors discussed below, the Company’s Gross Profit for the first quarter of 2003 increased by $0.8 million, or 1.4%, to $58.1 million from $57.3 million in the first quarter of 2002. The Company’s gross profit margin decreased to 19.5% in the first quarter of 2003 from 19.7% in the first quarter of 2002. Gross Profit in the Coated Board business segment decreased by $0.9 million, or 1.3%, to $63.7 million in the first quarter of 2003 from $64.6 million in the first quarter of 2002, while its gross profit margin decreased to 23.1% in the first quarter of 2003 from 23.7% in the first quarter of 2002. The decrease in Coated Board Gross Profit was due primarily to the lower pricing in North American beverage markets, higher energy costs and higher non-cash pension costs somewhat offset by higher Net Sales and worldwide cost reductions as a result of savings gained from the Company’s TQS and other initiatives. Gross Profit in the Containerboard business segment increased by $1.6 million to a loss of $5.6 million in the first quarter of 2003 from a loss of $7.2 million in the first quarter of 2002, while its gross profit margin increased to

(25.1)% in the first quarter of 2003 from (37.7)% in the first quarter of 2002. The increase in Containerboard Gross Profit resulted principally from higher linerboard pricing.

Selling, General and Administrative

Selling, General and Administrative expenses increased by $2.3 million, or 8.2%, to $29.9 million in the first quarter of 2003 from $27.6 million in the first quarter of 2002, due primarily to increased activities to support the Company’s consumer products packaging business, inflation and higher non-cash pension costs. As a percentage of Net Sales, Selling, General and Administrative expenses increased to 10.0% in the first quarter of 2003 from 9.5% in the first quarter of 2002.

Research, Development and Engineering

Research, Development and Engineering expenses increased by $0.2 million, or 11.5%, to $1.5 million in the first quarter of 2003 from $1.3 million in the first quarter of 2002.

Other Expense (Income), Net

Other Expense (Income), Net, was $1.9 million in the first quarter of 2003 as compared to $(2.5) million in the first quarter of 2002. This change was principally due to a non-cash pension adjustment recorded in the first quarter of 2002 and the approximate $1.9 million charge in the first quarter of 2003 recorded to write off deferred costs associated with the proposed initial public offering (see “—Business Trends and Initiatives”).

Income from Operations

Primarily as a result of the factors discussed above, the Company’s Income from Operations in the first quarter of 2003 decreased by $6.0 million, or 19.3%, to $24.9 million from $30.9 million in the first quarter of 2002, while the Company’s operating margin decreased to 8.4% in the first quarter of 2003 from 10.6.% in the first quarter of 2002. Income from Operations in the Coated Board business segment decreased by $5.2 million, or 11.9%, to $38.9 million in the first quarter of 2003 from $44.1 million in the first quarter of 2002, while the operating margin decreased to 14.1% in the first quarter of 2003 from 16.2% in the first quarter of 2002, primarily as a result of the factors described above. Income from Operations in the Containerboard business segment increased by $1.6 million, or 19.3%, to a loss of $6.7 million in the first quarter of 2003 from a loss of $8.3 million in the first quarter of 2002, while the operating margin increased to (30.2)% in the first quarter of 2003 from (43.2)% in the first quarter of 2002, primarily as a result of the factors described above.

Fluctuations in U.S. Currency Exchange Rates

The weakening of the U.S. dollar currency exchange rates as compared to the Euro and other European currencies and the Japanese Yen had a modest impact on Net Sales, Gross Profit, Income from Operations, and operating expenses during the first quarter of 2003.

INTEREST INCOME, INTEREST EXPENSE, INCOME TAX EXPENSE, AND EQUITY IN NET EARNINGS OF AFFILIATES.

Interest Income

Interest Income decreased by $0.4 million to $0.1 million in the first quarter of 2003 from $0.5 million in the first quarter of 2002 due primarily to lower average interest rates and interest received in the first quarter of 2002 on monies held in escrow.

Interest Expense

Interest Expense decreased by $5.1 million to $34.0 million in the first quarter of 2003 from $39.1 million in the first quarter of 2002 due primarily to lower average interest rates as a result of market interest rates and the second quarter 2002 refinancing.

Income Tax Expense

During the first quarter of 2003, the Company recognized an income tax expense of $1.0 million on (Loss) before Income Taxes of $(9.0) million. During the first quarter of 2002, the Company recognized an income tax expense of $0.1 million on (Loss) before Income Taxes of $(7.7) million. Income Tax Expense on income earned in the United States and certain foreign countries for the first quarter of both 2003 and 2002 was fully offset by a reduction to valuation allowances recorded for those countries. Income Tax Expense for the first quarter of 2003 and 2002 primarily represents Income Tax Expense on income earned in other foreign countries where no valuation allowance is recorded. Since income earned in those foreign countries was higher for the first quarter of 2003 in comparison to the first quarter of 2002, Income Tax Expense was higher for the same period.

Equity in Net Earnings of Affiliates

Equity in Net Earnings of Affiliates increased by $0.1 million to $0.2 million in the first quarter of 2003 from $0.1 million in the first quarter of 2002 as a result of the Company’s equity in net earnings of Rengo.

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

Cash Flows

Cash and Equivalents decreased by approximately $3.1 million in the first quarter of 2003 primarily as a result of purchases of property, plant and equipment ($19.6 million) somewhat offset by cash provided by operating activities ($17.1 million) and the net cash provided by financing activities ($0.4 million). Depreciation and amortization during the first quarter of 2003 totaled approximately $31.1 million, and is expected to be approximately $125 million to $135 million in 2003.

The Company’s net sales, income from operations and cash flows from its operations are subject to moderate seasonality with demand usually increasing in the spring and summer due to the seasonality of the worldwide beverage multiple packaging markets.

Liquidity and Capital Resources

The Company’s liquidity needs arise primarily from debt service on its substantial indebtedness and from the funding of its capital expenditures, ongoing operating costs and working capital.

The Senior Secured Credit Agreement, dated August 10, 2001, among the Company and certain lenders, as amended (the “Senior Secured Credit Agreement”), provides for a $335 million term loan facility (the “2001 Term Loan Facility”), a $250 million term loan facility (the “2002 Term Loan Facility” and, together under the 2001 Term Loan Facility, the “Term Loan Facilities”) and a $300 million revolving credit facility (the “Revolving Facility” and collectively, the “Facilities”).

As of March 31, 2003, the Company had outstanding approximately $1,504 million of long-term debt, consisting primarily of $400 million of its 10 7/8% Senior Subordinated Notes due 2008 (the “Senior Subordinated Notes”), $500 million of its 10 5/8% Senior Notes due 2007 (“Senior Notes”), $584 million outstanding under the Term Loan Facilities, $17 million under the Revolving Facility, and other debt issues and facilities.

The Company currently anticipates entering into the following financing transactions (the “Related Financing Transactions”) in connection with the Graphic Merger:

•                           The closing of new senior secured credit facilities for the combined company providing for approximately $1.6 billion of term loan and revolving credit commitments.

•                           The offer and sale by the combined company of approximately $850 million of new senior notes and/or senior subordinated notes.

•                           The repayment in full of all outstanding amounts under the Senior Secured Credit Agreement and the termination of all commitments therein.

•                           The consummation of tender offers and consent solicitations for all outstanding Senior Notes and Senior Subordinated Notes expected to close concurrently with the merger.

Debt Service

Principal and interest payments under the 2001 Term Loan Facility, the Revolving Facility and the 2002 Term Loan Facility, together with principal and interest payments on the Senior Notes and the Senior Subordinated Notes, represent significant liquidity requirements for the Company. The 2001 Term Loan Facility matures on December 31, 2006 and amortizes in semi-annual installments of $37.5 million beginning June 30, 2003 and of $46.25 million beginning June 30, 2005, amounting to principal payments of $75.0 million, $75.0 million, $92.5 million and $92.5 million in 2003, 2004, 2005 and 2006 respectively. The 2002 Term Loan Facility amortizes in semi-annual installments of $2.5 million annually in each of 2003, 2004, 2005 and 2006 with the remaining principal due at maturity on March 31, 2007. The Revolving Facility matures on December 31, 2006.

The loans under the Facilities bear interest at floating rates based upon the interest rate option elected by the Company. The term loans under the Senior Secured Credit Agreement bore interest as of March 31, 2003 at an average rate per annum of 4.06%. The Senior Notes and the Senior Subordinated Notes bear interest at rates of 10 5/8% and 10 7/8%, respectively. The loans under the Revolving Facility bore interest as of March 31, 2003 at an average rate per annum of 5.10%.

Interest expense in 2003 is expected to be approximately $130 million to $135 million, including approximately $7 million of non-cash amortization of deferred debt issuance costs. During the first quarter of 2003, cash paid for interest was approximately $35.7 million.

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

The Company uses interest rate swap agreements to fix a portion of its variable rate term loans to a fixed rate in order to reduce the impact of interest rate changes on future income. The difference to be paid or received under these agreements is recognized as an adjustment to interest expense related to that debt. At March 31, 2003, the Company had interest rate swap agreements with a notional amount of $410 million, under which the Company will pay fixed rates of 2.21% to 3.52% and receive three-month LIBOR.

Covenant Restrictions

The Senior Secured Credit Agreement, which governs the Facilities, imposes restrictions on the Company’s ability to make capital expenditures and both the Senior Secured Credit Agreement and the indentures governing the Senior Subordinated Notes and the Senior Notes limit the Company’s ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company’s ability to respond to market conditions, meet its capital spending program, provide for unanticipated capital investments or take advantage of business opportunities. The covenants contained in the Senior Secured Credit Agreement, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by Riverwood and its subsidiaries, make capital expenditures and engage in certain transactions with affiliates. The covenants contained in the indentures governing the Senior Subordinated Notes and the Senior Notes also impose restrictions on the operation of the Company’s business.

The financial covenants in the Senior Secured Credit Agreement specify, among other things, the following requirements for each four quarter period ended during the following test periods:

Test Period	Consolidated Debt to Credit Agreement EBITDA Leverage Ratio	Consolidated Credit Agreement EBITDA to Interest Expense Ratio
December 31, 2002 - December 30, 2003	5.50 to 1.00	2.00 to 1.00
December 31, 2003 - December 30, 2004	5.00 to 1.00	2.10 to 1.00
December 31, 2004 - December 30, 2005	4.70 to 1.00	2.25 to 1.00
December 31, 2005 - December 30, 2006	4.40 to 1.00	2.25 to 1.00
December 31, 2006 - March 31, 2007	4.40 to 1.00	2.25 to 1.00

At March 31, 2003, the Company was in compliance with the financial covenants in the Senior Secured Credit Agreement. The Company’s ability to comply in future periods with the financial covenants in the Senior Secured Credit Agreement will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company’s control and will be substantially dependent on the selling prices for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business and profitability strategies (see “—Outlook”). If a violation of any of the covenants occurred, the Company would attempt to get a waiver or an amendment from its lenders, although no assurance can be given that the Company would be successful in this regard. The Senior Secured Credit Agreement and the indentures governing the Senior Subordinated Notes and the Senior Notes have covenants as well as certain cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions.

The Senior Secured Credit Agreement is collateralized by substantially all of the Company’s assets.

Capital Expenditures

Capital spending for the first quarter of 2003 was approximately $19.6 million, up 59.4% from $12.3 million in the first quarter of 2002. Capital spending during the first quarter of 2003 related primarily to improving the Company’s process capabilities ($15.1 million), manufacturing packaging machinery ($4.1 million) and environmental cluster rules compliance ($0.4 million). Total capital spending for 2003 is expected to be between $110 million and $120 million, and is expected to relate principally to improving the Company’s process capabilities, the production of packaging machinery and environmental cluster rules compliance. The Company is accelerating certain capital driven cost reduction projects that will deliver benefits in 2004 and 2005. Over the next three years, the Company anticipates that it will spend approximately $22 million at its two U.S. mills to comply with the cluster rules.

Financing Sources and Cash Flows

The Revolving Facility matures on December 31, 2006. At March 31, 2003, the Company and  its U.S. and international subsidiaries had the following amounts of commitments, amounts outstanding and amounts available under revolving credit facilities:

(In thousands of dollars)	Total Amount of Commitments	Total Amount Outstanding	Total Amount Available (A)

Revolving Facility	$300,000	$16,950	$282,408
International Facilities	18,606	12,495	6,111
	$318,606	$29,445	$288,519

Note:

(A) In accordance with its debt agreements, the Company’s availability under its Revolving Facility as of March 31, 2003 has been reduced by the amount of standby letter of credits issued of approximately $0.6 million.

The Company is required by its insurance company to have a standby letter of credit to secure payment of Workers’ Compensation claims. The letter of credit, with a value of $0.4 million, expired on February 20, 2003 and was subsequently extended. The letter of credit will automatically be extended without amendment for successive one year periods from the current expiration date and any future expiration date unless at least 45 days prior to the expiration date the Company is notified that the financial institution elects not to renew.

In addition, the Ohio Bureau of Workers’ Compensation requires the Company to have a standby letter of credit for non-performance according to the conditions and obligations as provided under Workers’ Compensation law. It is a further condition of the letter of credit to cover all injuries or occupational disease claims incurred in any period prior to and/or during the present term should the Company not perform. The letter of credit, with a value of $0.2 million, was renewed on September 20, 2002 and is automatically extended without amendment for successive one year periods from the current expiration date and any future expiration date unless at least 60 days prior to the expiration date the Company is notified that the financial institution elects not to renew.

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

The following is a summary of the Company’s derivative instruments as of March 31, 2003 and the accounting policies it employs:

Hedges of Anticipated Cash Flows

The following is a reconciliation of current period changes in the fair value of the interest rate swap agreements and foreign currency forward and option contracts which have been recorded as Accumulated Derivative Instruments Loss in the accompanying Condensed Consolidated Balance Sheets at March 31, 2003 and December 31, 2002 and as Derivative Instruments (Loss) Gain in the accompanying Condensed Consolidated Statement of Operations and Comprehensive (Loss) for the three months ended March 31, 2003.

Balance at December 31, 2001	$(4,570)
Reclassification to earnings	6,014
Current period decrease in fair value	(7,579)
Balance at December 31, 2002	(6,135)
Reclassification to earnings	994
Current period decrease in fair value	(1251)
Balance at March 31, 2003	$(6,392)

At March 31, 2003, there was no material ineffective portion related to the changes in fair value of the interest rate swap agreements or foreign currency forward and option contracts and there were no amounts excluded from the measure of effectiveness.

The balance of $6.4 million recorded in Accumulated Derivative Instruments Loss at March 31, 2003 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in the related hedged exposure. The estimated amount to be reclassified into future earnings as interest expense over the next twelve months through March 31, 2004 is approximately $4.4 million. The actual amount that will be reclassified to future earnings over the next twelve months may vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings during 2003 in connection with forecasted transactions that were no longer considered probable of occurring.

The Company uses interest rate swap agreements to fix a portion of its variable rate Term Loan Facility to a fixed rate in order to reduce the impact of interest rate changes on future income. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense related to the debt. At March 31, 2003, the Company had interest rate swap agreements with a notional amount of

$410 million, which expire on various dates through the year 2003 and 2004 under which the Company will pay fixed rates of 2.21% to 3.52% and receive three-month LIBOR.

Derivatives not Designated as Hedges

The Company has foreign currency forward contracts used to hedge the exposure associated with foreign currency denominated receivables. These contracts are presently being marked-to-market through the income statement and will continue to be marked-to-market through the income statement.

The Company enters into fixed price natural gas contracts designed to effectively hedge prices for a substantial portion of its natural gas requirements at its two U.S. mills. The purpose of the fixed price natural gas contracts is to eliminate or reduce price risk with a focus on making cash flows more predictable. As of March 31, 2003, the Company had entered into contracts to hedge substantially all of its natural gas requirements for its two U.S. mills through October 31, 2003. The contract price and fair value of these natural gas contracts was approximately $10.8 million and $14.9 million, respectively. These contracts are not accounted for as derivative instruments under SFAS No. 133, as they qualify for the normal purchase exemption.

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

The federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) establishes liability for waste generators, current and former site owners and operators and others in connection with releases of hazardous materials. In certain instances, the Company has been identified as a Potentially Responsible Party (“PRP”) under CERCLA and similar state laws.

In 1998, the U.S. Environmental Protection Agency adopted regulations (generally referred to as the     “cluster rules”) that mandated more stringent controls on air and water discharges from United States pulp and paper mills. Over the next three years, the Company anticipates that it will spend approximately $22 million at its two U.S. mills to comply with these regulations.

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

In late 1995, the Louisiana Department of Environmental Quality (the “DEQ”) notified the Predecessor of potential liability for the remediation of hazardous substances at a former wood treatment site in Shreveport, Louisiana (known as the Line Avenue Site) that the Predecessor or its predecessors previously operated. In August 2001, the Company entered into an agreement with the DEQ and the landowners to remediate the site. The agreement required the removal of soils containing wood-treating constituents in excess of regulatory standards, consolidation of these soils in a sub-portion of the site, capping of the sub-portion, land use restrictions, future operations and maintenance (“O&M”) to ensure the integrity of the cap, long-term monitoring of the groundwater, and a recorded prohibition on the use of on-site groundwater. The Company contracted with a qualified contractor to remediate the site at a cost of approximately $1.3 million. In addition, each of the O&M and groundwater monitoring costs for the initial five years are expected to be approximately $0.1 million (no such costs are estimated beyond the initial five-year period). As of March 31, 2003, all of the required soil excavation and consolidation has been completed. The Company expects to complete construction of the cap by June 2003. As of March 31, 2003, the Company has paid its contractor approximately $1.0 million to remediate the site. The Company has been reimbursed approximately half of these costs from a PRP that has entered into a settlement agreement with the Company.

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

The Company has been a plaintiff in actions filed in the U.S. District Court for the Northern District of Georgia against The MeadWestvaco Corporation (“MeadWestvaco”), successor by merger to The Mead Corporation, and R.A. Jones Co. Inc. (“R.A. Jones”) claiming infringement of the Company’s patents for its packaging machines and seeking damages sufficient to compensate for such infringement. The patents in suit were found infringed but invalid by a jury in a trial against R.A. Jones in August 2001. This finding of invalidity as to U.S. Patent Nos. 5,666,789 and 5,692,361 was appealed  to the Court of Appeals for the Federal Circuit (the “CAFC”). The suit against MeadWestvaco was  dismissed by mutual agreement, subject to being refiled, pending the outcome of the appeal of the  decision in the case against R.A. Jones. The CAFC vacated the holding of invalidity as to U.S. Patent Nos. 5,666,789 and 5,692,361 and remanded to the District Court for determination of proper inventive entity. The finding of infringement was affirmed by the CAFC. Further proceedings consistent with the decision of the CAFC will follow in the District Court.

Information Concerning Forward-Looking Statements

Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in “—Business Trends and Initiatives” concerning (a) the Company’s expectation regarding downtime during 2003, (b) the improvements which the Company’s long-term initiatives, including, without limitation, its TQS initiative, are designed to achieve, (c) the Company’s expectation that capital expenditures will range from $110 million to $120 million in 2003, (d) the Company’s expectations regarding the impact of CCE’s non-renewal notification, (e) the Company’s expectation regarding its beverage carton converting operations initiative, (f) the closing of the Graphic Merger is subject to the satisfaction of a number of significant conditions, and (g) the Company’s expectation regarding packaging machinery placements; (ii) the statements in “—Outlook” concerning (a) the Company’s expectation that its 2003 Credit Agreement EBITDA will be comparable to its 2002 Credit Agreement EBITDA as well as each of the factors which the Company believes support such expectation, (b) the Company’s expectations regarding sales volumes in its worldwide beverage markets and continued growth in its North American consumer product markets, (c) the Company’s expectation regarding containerboard sales and margins, and (d) the Company’s expectations regarding energy costs; (iii) the statements in “—Financial Condition, Liquidity and Capital Resources” concerning (a) the Company’s expectation that depreciation and amortization for 2003 will be approximately $125 million to $135 million, (b) the Company’s expectation about entering into the Related Financing Transactions, (c) the Company’s expectation that 2003 interest expense will be approximately $130 million to $135 million, including approximately $7 million of non-cash amortization of deferred debt issuance costs, (d) the Company’s belief that cash generated from operations, together with amounts available under available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs until the maturity of the Revolving Facility, and (e) the Company’s expectations with respect to capital spending that may be required to comply with the cluster rules and that, based on current knowledge, environmental costs are not expected to have a material impact on the results of operations, cash flows or financial condition of the Company,(iv) other statements as to management’s or the Company’s expectations and beliefs presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. The important factors described elsewhere in this report (including, without limitation, those discussed in “—Financial Condition, Liquidity and Capital Resources”), the Company’s Report on Form 10-K for the year ended December 31, 2002 or in other Securities and Exchange Commission filings of the Company, could affect (and in some cases have affected) the Company’s actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which is effective January 1, 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 effective January 1, 2003 and the adoption did not have a significant impact on its financial position and results of operations.

In April 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002” (“SFAS No. 145”).

This statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS No. 4”) and an amendment of the Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This statement amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 will be effective for fiscal 2003, which begins January 1, 2003. Management expects that the adoption of this statement will result in a reclassification of expenses from Extraordinary Loss on Early Extinguishment of Debt to (Loss) before Income Taxes of approximately $11.5 million, $8.7 million and $2.1 million for the years ended December 31, 2002, 2001 and 2000, respectively,  associated with the rescission of SFAS No. 4.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), which was effective December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and concludes that an entity’s commitment to an exit plan does not by itself create a present obligation that meets the definition of a liability. This Statement also establishes that fair value is the objective of initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted SFAS No. 146 effective January 1, 2003 and the adoption did not have a significant impact on its financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation— Transition and Disclosure, Amendment of SFAS No. 123” (“SFAS No. 148”). This Statement provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Furthermore, SFAS No. 148 mandates new disclosures in both interim and year-end financial statements within the Company’s Significant Accounting Policies footnote. The Company has elected not to adopt the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. See Note 2 in Notes to the Condensed Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II, Item 7A, “Quantitative and Qualitative Disclosure about Market Risk”, in the Company’s Annual Report on Form 10-K for the fiscal period ended December 31, 2002. There have been no significant developments with respect to derivatives or exposure to market risk during the first quarter of 2003.  See Note 6 in Notes to Condensed Consolidated Financial Statements.

ITEM 4.  CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures.  The Company’s chief executive officer and its chief financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 15d-14(c)) as of a date within 90 days prior to the filing of this quarterly report on Form 10-Q, performed under the supervision and with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures are adequate and effective for the purposes set forth in the definition thereof in Exchange Act Rule 15d-14(c).

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

Not applicable

ITEM 3.                   Defaults Upon Senior Securities.

Not applicable

ITEM 4.                   Submission of Matters to a Vote of Security Holders.

On March 24, 2003, a written consent of stockholders in lieu of a special meeting was executed by the stockholders of the Company to approve and adopt the Merger Agreement and the Restated Certificate of Incorporation of the Company and to approve the Company's 2003 Long-Term Incentive Plan.

ITEM 5.                   Other Information.

Not applicable

ITEM 6.                   Exhibits and Reports on Form 8-K.

(a)  Exhibits.

99.1  Certifications pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed as an exhibit hereto.

(b)  Reports on Form 8-K.

Filed on March 27, 2003 reporting a definitive Merger Agreement with Graphic Packaging International Corporation.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of 15th day of May, 2003.

RIVERWOOD HOLDING, INC.

(Registrant)

Date:	May 15, 2003	By:
/s/ Edward W. Stroetz Jr.
Edward W. Stroetz Jr.
Secretary

Date:	May 15, 2003	By:
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

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

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

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ DANIEL J. BLOUNT
Daniel J. Blount
Senior Vice President and
Chief Financial Officer