Form 10-K/A
period 2002-12-31
RIVERWOOD HOLDING INC
filed 2003-07-24
CIK 886239

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 1-13182

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

EXPLANATORY NOTE

        The Company is, by means of this filing, clarifying and adding certain disclosure under Item 1—Business, Item 6—Selected Five-Year Financial Data, Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 8—Financial Statements, Item 10—Directors and Executive Officers of the Registrant, Item 11—Executive Compensation, Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, and Item 13—Certain Relationships and Related Transactions. The exhibit list to this amended Form 10-K is amended to reflect the previously filed exhibits to the Company's Form 10-K and, therefore, those exhibits are not re-filed herewith. In addition, in connection with the filing of this amended Form 10-K and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this amended Form 10-K certain currently dated certifications.

        This amended Form 10-K does not purport to provide a general update or discussion of developments with respect to the Company subsequent to the original filing; such disclosures are contained in the Company's subsequent filings with the Securities and Exchange Commission.

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

        In 2002, the Company had net sales in its containerboard business of $81.6 million, representing approximately 6.5% of its net sales. In 2002, the Company shipped approximately 8,000 tons of linerboard from the Macon Mill and approximately 122,000 tons of corrugating medium, 37,000 tons of kraft bag paper and 46,000 tons of linerboard from its West Monroe Mill. In 2002, the Company also shipped approximately 22,000 tons of various other paperboard products.

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

Patents and Trademarks

        As of December 31, 2002, the Company had a large patent portfolio, presently owning, controlling or holding rights to approximately 2,100 U.S. and foreign patents, with approximately 1,200 patent applications currently pending.The Company's operations are not dependent to any significant extent upon any single or related group of patents. It does not believe that the expiration of any of its patents at the end of their normal lives would have a material adverse effect on its financial condition or results of operations. The Company's patents fall into two principal categories: packaging machinery and structural carton designs.

        Riverwood®, Aqua-Kote®, Pearl-Kote®, Omni-Kote®, Multiboard®, Fridge Vendor®, Z-Flute® and the Company's logo are the Company's pending or registered trademarks. Its operations are not dependent upon any single trademark. The Company does not hold any material licenses.

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

        The federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") establishes liability for waste generators, current and former site owners and operators and others in connection with releases of hazardous materials. In several instances, the Company has been identified as a Potentially Responsible Party ("PRP") under CERCLA and similar state laws. These actions are not material.

        In 1998, the U.S. Environmental Protection Agency adopted regulations (generally referred to as the "cluster rules") that mandated more stringent controls on air and water discharges from United States pulp and paper mills. Over the next three years, the Company anticipates that it will spend approximately $22 million at its two U.S. mills to comply with these regulations. These costs have not been accrued, but rather are a part of the Company's capital expenditure plan. Most of these costs are anticipated to be incurred in the first two quarters of 2005.

        The Company is involved in environmental investigation and remediation projects for certain properties currently or formerly owned or operated by the Company, and at certain waste disposal sites. Some of these projects are being addressed under federal and state statutes, such as CERCLA and analogous state laws. The Company's costs in certain instances cannot be reliably estimated until the remediation process is substantially underway or liability has been addressed. The Company accrues reserves for these contingencies when the liability is probable and the costs are reasonably estimable. The Company has accrued the following amounts for environmental losses as of December 31, 2002: approximately $0.5 million for the Line Avenue Site described below, approximately $0.3 million for the Shoreline Refinery Site described below, and approximately $0.1 million for general environmental matters. The Company is not aware of any material unaccrued loss that is reasonably estimable where liability is probable. The Company believes that based on current information and regulatory requirements, its accruals for environmental matters are adequate. However, there can be no assurance that the Company will not incur significant costs in excess of accrued amounts in connection with remediation activities and other environmental matters.

        In late 1995, the Louisiana Department of Environmental Quality (the "DEQ") notified the Predecessor of potential liability for the remediation of hazardous substances at a former wood treatment site in Shreveport, Louisiana (known as the Line Avenue Site) that the Predecessor or its predecessors previously operated. In August 2001, the Company entered into an agreement with the DEQ and the landowners to remediate the site. The agreement required the removal of soils containing wood-treating constituents in excess of regulatory standards, consolidation of these soils in a sub-portion of the site, capping of the sub-portion, land use restrictions, future operations and maintenance ("O&M") to ensure the integrity of the cap, long-term monitoring of the groundwater, and a recorded prohibition on the use of on-site groundwater. The Company contracted with a qualified contractor to remediate the site at a cost of approximately $1.3 million. In addition, each of the O&M and groundwater monitoring costs for the initial five years are expected to be approximately $0.1 million (no such costs are estimated beyond the initial five-year period). As of December 31, 2002, all of the required soil excavation and consolidation has been completed. The Company expects to complete construction of the cap by July 2003. As of December 31, 2002, the Company has paid its contractor approximately $0.6 million to remediate the site. The Company has been reimbursed approximately half of these costs from a PRP that has entered into a settlement agreement with the Company.

        On July 6, 2000, the Company and the DEQ entered into a Settlement Agreement for remediation of a site in Caddo Parish, Louisiana (known as the Shoreline Refinery Site). The principal contamination at this site was an approximately 5 acre impoundment of oil-based sludge that appeared to originate from an oil refinery that was operated by prior operators. The remedial action contemplated by the Settlement Agreement required the neutralization, stabilization and consolidation of sludges and soils at the site, capping of the consolidated materials, the establishment of a vegetative cover, and five years of post-closure care of the capped area. The Company contracted to complete the remedial action in accordance with the terms of the Settlement Agreement. In a November 26, 2002 letter to the Company, the DEQ stated that all required construction activities were accomplished and that the five-year post-closure care and reporting period would commence. The Company conveyed the property to its contractor on October 22, 2000. Based on the terms of the settlement agreement, the DEQ's November 26, 2002 letter and the fact that the property has been sold to the Company's contractor, the Company does not expect to incur additional costs in connection with this site.

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

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999	Year Ended December 31, 1998
	(In thousands of dollars)
OPERATIONS
Net Sales	$1,247,314	$1,201,613	$1,192,362	$1,174,665	$1,196,221
Income from Operations (b)(d)(f)	140,612	107,266	213,554	115,587	23,893
Income (Loss) before Cumulative Effect of a Change in Accounting Principle (a)(b)(d)(f)	(11,262)	(65,058)	31,347	(59,547)	(144,089)
Net (Loss) Income (a)(b)(d)(e)(f)	(11,262)	(65,557)	31,347	(59,547)	(144,089)
FINANCIAL POSITION (as of period end)
Total Assets (d)(f)	$1,957,672	$2,001,096	$2,094,433	$2,343,771	$2,405,342
Long-Term Debt, less current portion (d)	1,423,664	1,523,082	1,516,881	1,730,898	1,680,415
Redeemable Common Stock	6,951	8,061	8,061	7,202	6,205
Shareholders' Equity (f)	125,575	196,715	277,038	260,277	324,510
ADDITIONAL DATA
Additions to Property, Plant and Equipment (c)	$56,042	$57,297	$62,062	$66,018	$48,551
Research, Development and Engineering Expense	5,227	5,111	4,554	4,078	5,570

Notes:

(a)
Net (Loss) Income for the years ended December 31, 2002, 2001 and 2000 included a Loss on Early Extinguishment of Debt of $11.5 million, $8.7 million, and $2.1 million, respectively (see Note 20 in Notes to Consolidated Financial Statements).

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

(e)
Net Loss for the year ended December 31, 2001 included a charge of $0.5 million, net of tax, for the cumulative effect of a change in accounting principle for derivatives.

(f)
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

        On June 21, 2001, the Company completed an offering of $250 million principal amount of 10 5/8% Senior Notes due 2007 (the "Initial 2001 Notes"). The Initial 2001 Notes were sold at a price of 103% of par. The proceeds from this offering of approximately $251.5 million, net of approximately $6 million of transaction fees and expenses, were applied to prepay a portion of the outstanding borrowings under the Prior Term Loan Facility. During the second quarter of 2001, the Company recorded a non-cash charge to earnings of approximately $2.8 million related to the write-off of the applicable portion of deferred debt issuance costs on the term loans. In connection with this offering, on June 6, 2001, the Company entered into Amendment No. 6 to the Prior Credit Agreement. The amendment modified certain financial and other covenants, including minimum Credit Agreement EBITDA requirements, in the Prior Credit Agreement to reflect recent financial results and market and operating conditions. A registration statement under the Securities Act registering senior notes of the Company identical in all material respects to the Initial 2001 Notes (the "Exchange 2001 Notes") offered in exchange for the Initial 2001 Notes became effective on August 27, 2001. On October 5, 2001, the Company completed its exchange offer of the Initial 2001 Notes for the Exchange 2001 Notes. The Initial 2001 Notes and the Exchange 2001 Notes are referred to herein as the 2001 Notes.

        On August 10, 2001, the Company entered into an amendment and restatement of the Prior Credit Agreement (the "Senior Secured Credit Agreement") with certain lenders providing for senior secured credit facilities with aggregate commitments not to exceed $635 million (together with the 2002 Term Loan Facility referred to below, the "Facilities"), including a $335 million term loan facility (the "2001 Term Loan Facility") and a $300 million revolving credit facility (the "Revolving Facility"). The proceeds of the initial borrowings under the Facilities of approximately $386 million, including $51 million under the revolving facility, were applied to repay in full the outstanding borrowings under the Prior Term Loan Facility and the Prior Revolving Facility and to pay approximately $12 million of the $14 million of fees and expenses incurred in connection with the amendment and restatement of the Prior Credit Agreement. During the third quarter of 2001, the Company recorded a non-cash charge to earnings of approximately $6.0 million related to the write-off of the applicable remaining deferred debt issuance costs on the Prior Term Loan Facility and the Prior Revolving Facility.

        In April 2002, the Company entered into an amendment of the Senior Secured Credit Agreement which provided for a new, tranche B, term loan facility of $250 million ("2002 Term Loan Facility"). The 2002 Term Loan Facility was drawn on April 23, 2002 and the proceeds, together with borrowings under the Revolving Facility of approximately $12.0 million, were used to redeem the 1996 Senior Notes which occurred on May 23, 2002 and to pay related fees, costs and expenses. In the second quarter of 2002, the Company recorded a non-cash charge to earnings of approximately $3.0 million related to the write-off of the remaining deferred debt issuance costs on the 1996 Senior Notes and a charge of approximately $8.6 million related to the call premium paid upon redemption of the 1996 Senior Notes.

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

        On March 25, 2003, Holding, Riverwood Acquisition Sub LLC, a Delaware limited liability company and a wholly-owned subsidiary of Holding ("Merger Sub") and Graphic Packaging International Corporation, a Colorado corporation ("Graphic") entered into an Agreement and Plan of Merger (the "2003 Merger Agreement"). Pursuant to the 2003 Merger Agreement and other related transaction documents, Graphic will merge with and into Merger Sub (the "2003 Merger"). Prior to consummation of the 2003 Merger, Holding will effect a stock split. In connection with the 2003 Merger, the shareholders of Graphic will receive one share of Holding common stock and associated

Holding shareholder rights for each share of Graphic common stock and associated Graphic shareholder rights they own immediately prior to the 2003 Merger. Upon completion of the transaction, holders of Holding common stock will own 57.5% and holders of Graphic common stock will own 42.5% of the common stock of Holding, each calculated on a fully diluted basis. The 2003 Merger Agreement has been approved by the respective Boards of Directors of Holding and Graphic. Consummation of the 2003 Merger is subject to customary closing conditions, including approval by Graphic's shareholders and regulatory approvals.

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

        The table below sets forth EBITDA as defined in the Company's Senior Secured Credit Agreement, which we refer to as "Credit Agreement EBITDA". Credit Agreement EBITDA as presented below is a financial measure that is used in the Company's Senior Secured Credit Agreement. Credit Agreement EBITDA is not a defined term under accounting principles generally accepted in the United States and should not be considered as an alternative to income from operations or net income as a measure of operating results or cash flows as a measure of liquidity. Credit Agreement EBITDA differs from the term "EBITDA" (earnings before interest expense, income tax expense, and depreciation and amortization) as it is commonly used. In addition to adjusting net income to exclude interest expense, income tax expense, and depreciation and amortization, Credit Agreement EBITDA also adjusts net income by excluding certain other items and expenses, as specified below. The Company's Senior Secured Credit Agreement requires it to comply with a specified debt to Credit Agreement EBITDA leverage ratio and a specified consolidated Credit Agreement EBITDA to interest expense ratio for specified periods. The specific ratios are set out under "—Financial Condition, Liquidity and Capital Resources" below.

        Borrowings under the Senior Secured Credit Agreement are a key source of the Company's liquidity. The Company's ability to borrow under the Senior Secured Credit Agreement is dependent on, among other things, its compliance with the financial ratio covenants referred to in the preceding paragraph. Failure to comply with these financial ratio covenants would result in a violation of the Senior Secured Credit Agreement and, absent a waiver or amendment from the lenders under such agreement, permit the acceleration of all outstanding borrowings under the Senior Secured Credit Agreement.

        The calculation of Credit Agreement EBITDA for the periods indicated is set forth below.

In thousands of Dollars
For the Year Ended December 31, 2002
Net (Loss) Income	$(11,262)
Income Tax Expense (Benefit)	(4,664)
Interest Expense, Net	146,057
Depreciation and Amortization	133,840
Equity in Net Earnings of Affiliates	(1,028)
Other non-cash charges(A)	12,656
Dividends from equity investments	612
Loss on early extinguishment of debt	11,509

Credit Agreement EBITDA(B)	$287,720

For the Year Ended December 31, 2001
Net (Loss) Income	$(65,557)
Income Tax Expense (Benefit)	6,627
Interest Expense, Net	157,966
Depreciation and Amortization	137,143
Equity in Net Earnings of Affiliates	(993)
Other non-cash charges(A)	18,886
Dividends from equity investments	710
Loss on early extinguishment of debt	8,724
Cumulative effect of a change in accounting	499

Credit Agreement EBITDA(B)	$264,005

For the Year Ended December 31, 2000
Net (Loss) Income	$31,347
Income Tax Expense (Benefit)	3,009
Interest Expense, Net	180,437
Depreciation and Amortization	143,541
Equity in Net Earnings of Affiliates	(3,356)
Other non-cash charges(A)	(62,144
Dividends from equity investments	5,083
Loss on early extinguishment of debt	2,117

Credit Agreement EBITDA(B)	$300,034

Notes:

(A)
Other non-cash charges include non-cash charges for pension, postretirement and postemployment benefits, and amortization of premiums on hedging contracts deducted in determining net income.

(B)
Credit Agreement EBITDA is calculated in accordance with the definitions contained in the Company's Senior Secured Credit Agreement. Credit Agreement EBITDA is defined as consolidated net income (exclusive of non-cash charges resulting from purchase accounting during the periods subsequent to the March 1996 merger) before consolidated interest expense, consolidated income taxes, consolidated depreciation and amortization, and other non-cash charges deducted in determining consolidated net income, extraordinary items and the cumulative effect of accounting changes and earnings of, but including dividends from, non-controlled affiliates.

Business Trends and Initiatives

        The Company's net sales, income from operations and cash flow from operations are influenced by sales volume and selling prices for its products and raw material and energy costs, and are affected by a number of significant business, economic and competitive factors. Many of these factors are not within the Company's control. Historically, in the Coated Board business segment, the Company has experienced stable pricing for its integrated beverage carton products, and moderate cyclical pricing for its cartonboard, which historically has been principally sold in the open market. The Company's cartonboard sales are affected by competition from competitors' CUK Board and other substrates—solid bleached sulfate ("SBS"), recycled clay coated news ("CCN") and, internationally, WLC—as well as by general market conditions.

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

        In the fourth quarter of 2002, the Company was notified by Coca-Cola Enterprises ("CCE") that CCE will not renew its supply contract with the Company. Under this contract, which expires on March 31, 2003, the Company supplies to CCE beverage cartons made from the Company's CUK Board, packaging machines and related services. The Company's supply contracts with its independent Coca-Cola bottling company customers are not subject to CCE's non-renewal notification. CCE's action did not impact the Company's 2002 results of operations. The impact on the Company's 2003 results of operations will depend, in part, on the extent to which the Company supplies beverage cartons to CCE during a phase-out period in 2003 after the current supply contract expires, which the Company continues to discuss with CCE. The Company continues to explore opportunities to replace the volumes that it will lose as a result of CCE's decision by seeking to increase sales to existing and new customers and to develop new applications for its CUK Board. The Company continues to evaluate the impact of these developments and the recent increase in beverage market competitiveness on its future pricing for its beverage packaging products. The Company can provide no assurances that it will be able to replace all or any portion of the volumes it had expected to supply to CCE in 2003 and future periods or that it will be able to maintain current pricing levels on its beverage packaging products. If the Company cannot replace such volumes, the Company estimates that its volumes will be negatively impacted by approximately 17,000 tons in 2003 and 36,000 tons in 2004 and thereafter. In 2002, the CCE business represented approximately 5% of the Company's consolidated net sales.

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

Outlook

        The Company expects that its 2003 full year income from operations will be comparable to its 2002 income from operations, although no assurance can be given in this regard. The achievement of this expectation is dependent upon (among other things) a number of profit improvement initiatives, including increasing worldwide beverage and North American consumer products sales volumes above 2002 levels, improving U.S. mill throughput, continued cost savings from other actions taken to date and stable pricing for the Company's products. In 2003, the Company expects sales volume increases in its worldwide beverage markets, and continued growth in its North American consumer products markets. The Company expects containerboard sales and margins to be negatively affected in 2003 due to the negative market pressures on containerboard pricing and sales volumes. The Company believes that energy costs will continue to negatively impact its results for 2003.

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

        The Company believes the following accounting policies are the most critical since these policies require significant judgment or involve complex estimations that are important to the portrayal of the Company's financial conditions and operating results:

  •
  The Company receives revenue from the sales of manufactured products, the leasing of packaging machinery, and the servicing of packaging machinery. The Company recognizes sales revenue when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or servises have been rendered, the Company's price to the buyer is fixed and determinable, and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recoginition is largely dependent on shipping terms. Revenue is recorded at the time of shipment for terms designated at free on board, or f.o.b., shipping point. For sales transactions designated f.o.b. destination, revenue is recorded when the product is delivered to the customer's delivery site. The Company recognizes revenues on its annual and multi-year carton supply contracts as the shipment occurs in accordance with the shipping terms discussed above.

  Payments from packaging machinery use agreements are recognized on a straight-line basis over the term of the agreements. Service revenue on packaging machinery is recorded at the time of service.

  Discounts and allowances are comprised of trade allowances, cash discounts and sales returns. Cash discounts and sales returns are estimated using historical experience. Trade allowances are based on the estimated obligations and historical experience. Rebates are determined based on the quantity purchased and are recorded at the time of sale.

  •
  The Company's inventories are stated at the lower of cost or market with cost determined principally by the first-in, first-out ("FIFO") basis (see Note 27 in Notes to the Consolidated Financial Statements). Average cost basis is used to determine the cost of supplies inventories. Raw materials and consumables used in the production process such as wood chips and chemicals are valued at purchase cost on a FIFO basis upon receipt. Work in progress and finished goods inventories are valued at the cost of raw material consumed plus direct manufacturing costs (such as labor, utilities and supplies) as incurred and a proportion of manufacturing overhead. Inventories are stated net of an allowance for slow-moving and obsolete inventory, which is based on estimates. If the condition of the inventories or the state of the Company's business were to deteriorate, additional allowances may be required which would reduce income.

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

  •
  The Company sponsors defined benefit plans, or the plans, for eligible employees and retirees. The impact of the plans on the Consolidated Financial Statements as of December 31, 2002 and

    December 31, 2001 and for each of the three years in the period ended December 31, 2002 is presented in note 16 to the Company's consolidated financial statements. The effect of the plans on its Consolidated Financial Statements is subject to many assumptions. The Company believes that the most critical assumptions are (1) the discount rate; (2) the rate of increase in future compensation levels; and (3) the expected long-term rate of return on plan assets. The projected unit credit cost method is used for valuation purposes.

    The Company determines its discount rate on its measurement date primarily by reference to annualized rates earned on high quality fixed income investments and yield-to-maturity analysis specific to its estimated future benefit payments. The lowering of the Company's discount rate by 1.0% would have increased its fiscal year 2002 pension expense by approximately $1.5 million. The Company decreased its discount rate from 7.5% in 2002 to 6.5% in 2003.

    The Company's rate of increase in future compensation levels is based primarily on labor contracts currently in effect with its employees under collective bargaining agreements and expected future pay rate increases for its other employees. Increasing its rate of increase in future compensation levels by 1.0% would have increased its fiscal year 2002 pension expense by approximately $0.5 million. The Company does not expect to change the rate of increase in future compensation levels from the 4.5% rate in 2002 during 2003.

    The expected long-term rate of return on its plan assets is based primarily on plan-specific asset/liability investment studies performed by outside consultants and recent and historical returns on its plans' assets. The lowering of its expected long-term rate of return by 1.0% would have increased its fiscal year 2002 pension expense by approximately $2.2 million. The Company expects that it will decrease the expected long-term rate of return from 8.5% in 2002 to approximately 8.0% in 2003.

    Non-cash pension expense recorded by the Company for the twelve month period ended December 31, 2002 was approximately $4.0 million; no cash contributions were made to the plans by the Company during the twelve month period ended December 31, 2002.

    Recent declines in the equity markets have caused the market value of the plan assets to decrease. As a result, a minimum pension liability adjustment of $71.3 million was recorded in 2002 as a reduction of shareholders' equity (see Note 16 in Notes to the Consolidated Financial Statements).

2002 COMPARED WITH 2001
RESULTS OF OPERATIONS

        The following discussion of the Company's results of operations is based upon the years ended December 31, 2002 and 2001. Effective January 1, 2003, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002" and all prior years have been reclassified to give effect to this statement. See "—Recent Accounting Pronouncements." In the fourth quarter of 2002, the Company changed its method of valuing inventories from the LIFO method to the FIFO method and all prior years have been restated to give effect to that change (see Note 27 in Notes to the Consolidated Financial Statements).

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

Net Sales

        As a result of the factors described below, the Company's Net Sales in 2002 increased by $45.7 million, or 3.8%, compared with 2001. Net Sales in the Coated Board business segment increased by $57.8 million in 2002, or 5.2%, to $1,165.7 million from $1,107.9 million in 2001, due primarily to higher sales volume in North American beverage carton markets resulting, in large part, from increased volumes under a multi-year agreement with a beer producer customer and, to a lesser extent, higher sales volumes in worldwide consumer products markets resulting principally from the Company's increased efforts designed to generate growth in the consumer packaged goods sector and success in expanding the application of the Company's products into frozen food packaging, and higher sales volumes in international beverage from market share gains. Net Sales in the Containerboard business segment decreased $12.1 million, or 12.9%, to $81.6 million in 2002 from $93.7 million in 2001, due principally to lower linerboard volumes resulting from the continued shift from linerboard production to value-added coated board production and lower containerboard pricing as a result of weak market conditions.

Gross Profit

        As a result of the factors discussed below, the Company's Gross Profit for 2002 increased by $14.8 million, or 6.0%, to $262.5 million from $247.7 million in 2001. The Company's gross profit margin increased to 21.0% in 2002 from 20.6% in 2001.

        The following table displays the gross profit for each of the Company's segments:

	Year Ended December 31, 2002	Increase (Decrease) From Prior Period	Year Ended December 31, 2001
Coated Board
Net Sales	$1,165,702	5.2%	$1,107,937
Cost of Sales	883,565	4.0	849,753

Gross Profit	$282,137	9.3%	$258,184

Containerboard
Net Sales	$81,612	(12.9)%	$93,676
Cost of Sales	101,153	(3.9)	105,218

Gross Profit	$(19,541)	(69.3)%	$(11,542)

Corporate
Net Sales	$—	0.0%	$—
Cost of Sales	53	NM	(1,070)

Gross Profit	$(53)	NM	$1,070

        Gross Profit in the Coated Board business segment increased by $24.0 million, or 9.3%, to $282.1 million in 2002 from $258.2 million in 2001, while its gross profit margin increased to 24.2% in 2002 from 23.3% in 2001. The increase in Coated Board Gross Profit was due primarily to worldwide cost reductions as a result of savings gained from the Company's TQS initiative, higher Net Sales as a result of the factors discussed above and lower depreciation expense. Gross Profit in the Containerboard business segment decreased by $8.0 million to a loss of $19.5 million in 2002 from a loss of $11.5 million in 2001, while its gross profit margin decreased to (23.9)% in 2002 from (12.3)% in 2001. The decrease in Containerboard Gross Profit resulted principally from lower containerboard pricing as a result of weak market conditions. Gross Profit in corporate decreased by $1.2 million to a loss of $0.1 million in 2002 from a profit of $1.1 million in 2001. The decrease in corporate Gross Profit was due primarily to a purchase accounting depreciation adjustment recorded in 2001 that was not allocated to the Company's business segments.

Selling, General and Administrative

        Selling, General and Administrative expenses increased by $0.8 million, or 0.7%, to $117.3 million in 2002 from $116.5 million in 2001, due primarily to higher incentive expenses and pension costs as a result of the decline in market values of the Company's pension assets due to unfavorable market conditions, somewhat offset by lower warehousing and rent expenses. As a percentage of Net Sales, Selling, General and Administrative expenses decreased from 9.7% in 2001 to 9.4% in 2002.

Research, Development and Engineering

        Research, Development and Engineering expenses increased by $0.1 million, or 2.3%, to $5.2 million in 2002 from $5.1 million in 2001.

Other (Income) Expense, Net

        Other (Income) Expense, Net, was $(0.6) million in 2002 as compared to $18.8 million in 2001. This change was primarily due to the cessation of goodwill amortization and a non-cash pension adjustment recorded in 2002 as well as certain charges recorded in 2001 relating to non-cash long-lived manufacturing asset retirement charges of approximately $3.9 million and a litigation charge of approximately $2.2 million to settle miscellaneous tort and workers compensation cases.

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

LOSS ON EARLY EXTINGUISHMENT OF DEBT, INTEREST INCOME, INTEREST EXPENSE, INCOME TAX (BENEFIT) EXPENSE, AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE.

Loss on Early Extinguishment of Debt

        On April 23, 2002, the Company borrowed $250 million pursuant to an amendment to its Senior Secured Credit Agreement. The proceeds were applied to redeem in full the 1996 Senior Notes. In addition, the Company borrowed $12 million under its Revolving Facility to pay fees, costs and expenses related to the refinancing transaction. In the second quarter of 2002, the Company recorded a non-cash charge to earnings of approximately $3.0 million, related to the write-off of remaining debt issuance costs on the 1996 Senior Notes and a charge of approximately $8.6 million, related to the call premium paid upon redemption of the 1996 Senior Notes.

        On August 10, 2001, the Company entered into the Senior Secured Credit Agreement. The proceeds of the initial borrowings under the Facilities of approximately $386 million, including $51 million in revolving credit borrowings, were applied to repay in full the outstanding borrowings under the Prior Term Loan Facility and the Prior Revolving Facility and to pay approximately $12 million of the $14 million of fees and expenses incurred in connection with the amendment and restatement of the Prior Credit Agreement. During the third quarter of 2001, the Company recorded a non-cash charge to earnings of approximately $6.0 million related to the write-off of the applicable remaining deferred debt issuance costs on the Prior Term Loan Facility and the Prior Revolving Facility.

        On June 21, 2001, the Company completed an offering of $250 million principal amount of the 2001 Notes, bearing interest at 10 5/8% annually. The net proceeds of this offering were applied to prepay a portion of the Term Loan Facility resulting in a non-cash charge to earnings of approximately $2.8 million related to the write-off of the applicable portion of deferred debt issuance costs on the term loans.

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

Income Tax (Benefit) Expense

        During 2002, the Company recognized an income tax benefit of $(4.7) million on a (Loss) before Income Taxes and Equity in Net Earnings of Affiliates of $(17.0) million. During 2001, the Company recognized an income tax expense of $6.6 million on a (Loss) before Income Taxes and Equity in Net Earnings of Affiliates of $(59.4) million. The income tax benefit in 2002 was primarily due to reductions of valuation allowances related to the Company's U.K. and German operations, somewhat offset by the income tax expense on the international operating income (see Note 19 in Notes to the Consolidated Financial Statements). The income tax expense in 2001 was due primarily to international operating income. These income tax expenses differed from the statutory federal income tax rate primarily because of valuation allowances established on net operating loss carryforward tax assets in the U.S. and certain international locations where the realization of such benefits is not more likely than not.

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

2001 COMPARED WITH 2000

RESULTS OF OPERATIONS

        The following discussion of the Company's results of operations is based upon the years ended December 31, 2001 and 2000. Effective January 1, 2003, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002" and all prior years have been reclassified to give effect to this statement. See "—Recent Accounting Pronouncements." In the fourth quarter of 2002, the Company changed its method of valuing inventories from the LIFO method to the FIFO method and all prior years have been restated to give effect to that change (see Note 27 in Notes to the Consolidated Financial Statements).

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

Net Sales

        As a result of the factors described below, the Company's Net Sales in 2001 increased by $9.3 million, or 0.8%, compared with 2000. Net Sales in the Coated Board business segment increased by $42.1 million in 2001, or 4.0%, to $1,107.9 million from $1,065.8 million in 2000, due primarily to higher sales volume in North American beverage carton markets resulting, in large part, from the increased volumes under a multi-year agreement with a beer producer customer and increased soft drink can pack volumes, and higher sales volumes in North American consumer product markets resulting principally from the Company's increased efforts designed to generate growth in the consumer packaged goods sector including its success in expanding the application of the Company's products into frozen food packaging. These increases were somewhat offset by lower sales volumes in international consumer product markets, and in Brazil as a result of weak market conditions, and the negative impact of foreign currency exchange rates. Net Sales in the Containerboard business segment decreased $32.8 million, or 26.0%, to $93.7 million in 2001 from $126.5 million in 2000, due principally to lower volumes and pricing as a result of weak market conditions.

Gross Profit

        As a result of the factors discussed below, the Company's Gross Profit for 2001 decreased by $13.9 million, or 5.3%, to $247.7 million from $261.6 million in 2000. The Company's gross profit margin decreased to 20.6% in 2001 from 21.9% in 2000.

        The following table displays the gross profit for each of the Company's segments:

	Year Ended December 31, 2001	Increase (Decrease) From Prior Period	Year Ended December 31, 2000
Coated Board
Net Sales	$1,107,937	4.0%	$1,065,813
Cost of Sales	849,753	4.2	815,336

Gross Profit	$258,184	3.1%	$250,477

Containerboard
Net Sales	$93,676	(26.0)%	$126,549
Cost of Sales	105,218	(12.8)	120,624

Gross Profit	$(11,542)	(100.0)%	$5,925

Corporate
Net sales	$—	0.0%	$—
Cost of sales	(1,070)	79.3	(5,174)

Gross Profit	$1,070	79.3%	$5,174

        Gross Profit in the Coated Board business segment increased by $7.7 million, or 3.1%, to $258.2 million in 2001 from $250.5 million in 2000, while its gross profit margin decreased to 23.3% in 2001 from 23.5% in 2000. The increase in Coated Board Gross Profit was due primarily to worldwide cost reductions as a result of savings gained from the Company's TQS initiative, higher Net Sales as a result of the factors discussed above, and lower depreciation expense somewhat offset by increased energy costs. Gross Profit in the Containerboard business segment decreased by $17.5 million to a loss of $11.5 million in 2001 from a profit of $5.9 million in 2000, while its gross profit margin decreased to (12.3)% in 2001 from 4.7% in 2000. The decrease in Containerboard Gross Profit resulted principally from lower containerboard pricing as a result of weak market conditions. Gross Profit in corporate decreased by $4.1 million to a profit of $1.1 million in 2001 from a profit of $5.2 million in 2000. The decrease in corporate Gross Profit was due primarily to a purchase accounting depreciation adjustment recorded in 2000 that was not allocated to the Company's business segments.

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

Other Expense, Net

        Other Expense, Net, was $18.8 million in 2001 and $4.7 million in 2000. This change was primarily due to certain operating charges recorded in 2001 primarily relating to a litigation charge of approximately $2.2 million to settle miscellaneous tort and workers compensation cases and non-cash long-lived manufacturing asset retirement charges of approximately $3.9 million, and certain operating credits recorded in 2000 of approximately $2.3 million to reduce accruals recorded by the Company to reflect its current liabilities based on new events and information.

Income from Operations

        Primarily as a result of the factors discussed above, the Company's Income from Operations in 2001 decreased by $106.3 million, or 49.8%, to $107.3 million from $213.6 million in 2000, while the Company's operating margin decreased to 8.9% in 2001 from 17.9% in 2000. Income from Operations in the Coated Board business segment decreased by $8.7 million, or 5.5%, to $148.0 million in 2001 from $156.6 million in 2000, while the operating margin decreased to 13.4% in 2001 from 14.7% in 2000, primarily as a result of the factors described above. Income from Operations in the Containerboard business segment decreased $18.2 million to a loss of $15.2 million in 2001 from a profit of $3.0 million in 2000, while the operating margin decreased to (16.2)% in 2001 from 2.4% in 2000, primarily as a result of the factors described above. Income from Operations in the Corporate and Eliminations segment decreased $79.4 million to a loss of $25.5 million in 2001 from a profit of $53.9 million in 2000 due primarily to the sale of Igaras during 2000 (see "—Equity in Net Earnings of Affiliates").

Fluctuations in U.S. Currency Exchange Rates

        The strengthening of the U.S. dollar currency exchange rates as compared to the Japanese yen, the euro, and other European currencies had a modest impact on Net Sales, Gross Profit, Income from Operations, and operating expenses during 2001.

LOSS ON EARLY EXTINGUISHMENT OF DEBT, INTEREST INCOME, INTEREST EXPENSE, INCOME TAX EXPENSE, EQUITY IN NET EARNINGS OF AFFILIATES, AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE.

Loss on Early Extinguishment of Debt

        On August 10, 2001, the Company entered into the Senior Secured Credit Agreement. The proceeds of the initial borrowings under the Facilities of approximately $386 million, including $51 million in revolving credit borrowings, were applied to repay in full the outstanding borrowings under the Prior Term Loan Facility and the Prior Revolving Facility and to pay approximately $12 million of the $14 million of fees and expenses incurred in connection with the amendment and restatement of the Prior Credit Agreement. During the third quarter of 2001, the Company recorded a non-cash, charge to earnings of approximately $6.0 million related to the write-off of the applicable remaining deferred debt issuance costs on the Prior Term Loan Facility and the Prior Revolving Facility.

        On June 21, 2001, the Company completed an offering of $250 million principal amount of the 2001 Notes, bearing interest at 10 5/8% annually. The net proceeds of this offering were applied to prepay a portion of the Term Loan Facility resulting in a non-cash, charge to earnings of approximately $2.8 million related to the write-off of the applicable portion of deferred debt issuance costs on the term loans.

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

Income Tax Expense

        During 2001, the Company recognized an income tax expense of $6.6 million on a (Loss) before Income Taxes and Equity in Net Earnings of Affiliates of $(59.4) million. During 2000, the Company recognized an income tax expense of $3.0 million on Income before Income Taxes and Equity in Net Earnings of Affiliates of $31.0 million. The income tax expense, in both 2001 and 2000, was due primarily to international operating income. The increase in income tax expense from 2000 to 2001 was due primarily to an increase in international operating income. These income tax expenses differed from the statutory federal income tax rate primarily because of valuation allowances established on net operating loss carryforward tax assets in the U.S. and certain international locations where the realization of such benefits is not more likely than not.

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

        The Company's net sales, income from operations and cash flows from its operations are subject to moderate seasonality with demand ususally increasing in the spring and summer due to the seasonality of the worldwide beverage multiple packaging markets.

Cash Flows

        Cash and Equivalents increased by approximately $6.4 million in 2002. Cash provided by operating activities in 2002 totaled $87.5 million, compared to $87.7 million in 2001. This change was principally due to unfavorable changes in operating assets and liabilities, principally receivables (as a result of timing and higher net sales) and accounts payable (as a result of higher inventory balances), somewhat offset by the Company's lower net loss in 2002 as compared to 2001 resulting principally from its improved operating margin and lower interest expense. Cash used in investing activities in 2002 totaled $58.7 million, compared to $90.0 million in 2001. This change was principally due to the $29.5 million payment for the settlement of tax matters in 2001. Cash used in financing activities in 2002 totaled $23.6 million, compared to $9.2 million in 2001. In 2002, the Company used cash of $23.2 million to reduce debt and pay financing fees, call premiums and other refinancing costs. In 2001, the Company used cash of $9.2 million to reduce debt and pay financing fees and other refinancing costs. Depreciation and amortization during 2002 totaled approximately $133.8 million, and is expected to be approximately $125 million to $135 million in 2003.

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

        On March 25, 2003, Holding, Merger Sub and Graphic entered into the 2003 Merger Agreement. Pursuant to the 2003 Merger Agreement and other related transaction documents, Graphic will merge with and into Merger Sub. Prior to consummation of the 2003 Merger, Holding will effect a stock split. In connection with the 2003 Merger, the shareholders of Graphic will receive one share of Holding common stock and associated Holding shareholder rights for each share of Graphic common stock and associated Graphic shareholder rights they own immediately prior to the 2003 Merger. Upon completion of the transaction, holders of Holding common stock will own 57.5% and holders of Graphic common stock will own 42.5% of the common stock of Holding, each calculated on a fully diluted basis. The 2003 Merger Agreement has been approved by the respective Boards of Directors of Holding and Graphic. Consummation of the 2003 Merger is subject to customary closing conditions, including approval by Graphic's shareholders and regulatory approvals.

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

Capital Expenditures

        Capital spending for 2002 was approximately $56.0 million, down 2.2% from $57.3 million in 2001. Capital spending during 2002 related primarily to improving the Company's process capabilities, manufacturing packaging machinery and environmental cluster rules compliance. During 2002, the Company had capital spending of approximately $44.9 million for improving process capabilities, approximately $10.2 million for packaging machinery manufacturing and approximately $0.9 million for compliance with the cluster rules. Total capital spending for 2003 is expected to be between $110 million and $120 million, and is expected to relate principally to improving the Company's process capabilities (approximately $98 million to $108 million), the production of packaging machinery (approximately $10 million) and environmental cluster rules compliance (approximately $2 million). The Company is accelerating certain capital driven cost reduction projects that will deliver benefits in 2004 and 2005. Over the next three years, the Company anticipates that it will spend approximately $22 million at its two U.S. mills to comply with the cluster rules.

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

        The federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") establishes liability for waste generators, current and former site owners and operators and others in connection with releases of hazardous materials. In several instances, the Company has been identified as a Potentially Responsible Party ("PRP") under CERCLA and similar state laws. These actions are not material.

        In 1998, the U.S. Environmental Protection Agency adopted regulations (generally referred to as the "cluster rules") that mandated more stringent controls on air and water discharges from United States pulp and paper mills. Over the next three years, the Company anticipates that it will spend approximately $22 million at its two U.S. mills to comply with these regulations. These costs have not been accrued, but rather are a part of the Company's capital expenditure plan. Most of these costs are anticipated to be incurred in the first two quarters of 2005.

        The Company is involved in environmental investigation and remediation projects for certain properties currently or formerly owned or operated by the Company, and at certain waste disposal sites. Some of these projects are being addressed under federal and state statutes, such as CERCLA and analogous state laws. The Company's costs in certain instances cannot be reliably estimated until the remediation process is substantially underway or liability has been addressed. The Company accrues reserves for these contingencies when the liability is probable and the costs are reasonably estimable. The Company has accrued the following amounts for environmental losses as of December 31, 2002: approximately $0.5 million for the Line Avenue Site described below, approximately $0.3 million for the Shoreline Refinery Site described below, and approximately $0.1 million for general environmental matters. The Company is not aware of any material unaccrued loss that is reasonably estimable where liability is probable. The Company believes that based on current information and regulatory requirements, its accruals for environmental matters are adequate. However, there can be no assurance that the Company will not incur significant costs in excess of accrued amounts in connection with remediation activities and other environmental matters.

        In late 1995, the Louisiana Department of Environmental Quality (the "DEQ") notified the Predecessor of potential liability for the remediation of hazardous substances at a former wood treatment site in Shreveport, Louisiana (known as the Line Avenue Site) that the Predecessor or its predecessors previously operated. In August 2001, the Company entered into an agreement with the DEQ and the landowners to remediate the site. The agreement required the removal of soils containing wood-treating constituents in excess of regulatory standards, consolidation of these soils in a sub portion of the site, capping of the sub portion, land use restrictions, future operations and maintenance ("O&M") to ensure the integrity of the cap, long-term monitoring of the groundwater, and a recorded prohibition on the use of on-site groundwater. The Company contracted with a qualified contractor to remediate the site at a cost of approximately $1.3 million. In addition, each of the O&M and groundwater monitoring costs for the initial five years are expected to be approximately $0.1 million (no such costs are estimated beyond the initial five-year period). As of December 31, 2002, all of the required soil excavation and consolidation has been completed. The Company expects to complete construction of the cap by July 2003. As of December 31, 2002, the Company has paid its contractor approximately $0.6 million to remediate the site. The Company has been reimbursed approximately half of these costs from a PRP that has entered into a settlement agreement with the Company.

        On July 6, 2000, the Company and the DEQ entered into a Settlement Agreement for remediation of a site in Caddo Parish, Louisiana (known as the Shoreline Refinery Site). The principal contamination at this site was an approximately 5 acre impoundment of oil-based sludge that appeared to originate from an oil refinery that was operated by prior operators. The remedial action contemplated by the Settlement Agreement required the neutralization, stabilization and consolidation of sludges and soils at the site, capping of the consolidated materials, the establishment of a vegetative cover, and five years of post-closure care of the capped area. The Company contracted to complete the remedial action in accordance with the terms of the Settlement Agreement. In a November 26, 2002 letter to the Company, the DEQ stated that all required construction activities were accomplished and that the five-year post-closure care and reporting period would commence. The Company conveyed the property to its contractor on October 22, 2000. Based on the terms of the settlement agreement, the DEQ's November 26, 2002 letter and the fact that the property has been sold to the Company's contractor, the Company does not expect to incur additional costs in connection with this site.

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

Information Concerning Forward-Looking Statements

        Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in "—Business Trends and Initiatives" concerning (a) the Company's expectation regarding downtime during 2003, (b) the improvements which the Company's long-term initiatives, including, without limitation, its TQS initiative, are designed to achieve, (c) the Company's expectation that capital expenditures will range from $110 million to $120 million in 2003, (d) the Company's expectations regarding the impact of CCE's non-renewal notification, and (e) the Company's expectation regarding packaging machinery placements; (ii) the statements in "—Outlook" concerning (a) the Company's expectation that its 2003 income from operations will be comparable to its 2002 income from operations as well as each of the factors which the Company believes support such expectation, (b) the Company's expectations regarding sales volumes in its worldwide beverage markets and continued growth in its North American consumer product markets, (c) the Company's expectation regarding containerboard sales and margins, and (d) the Company's expectations regarding energy costs; (iii) the statements in "Financial Condition, Liquidity and Capital Resources" concerning (a) the Company's expectation that depreciation and amortization for 2003 will be approximately $125 million to $135 million, (b) the Company's expectation that 2003 interest expense will be approximately $130 million to $135 million, including approximately $7 million of non-cash amortization of deferred debt issuance costs, (c) the Company's belief that cash generated from operations, together with amounts available under available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs until the maturity of the Revolving Facility, and (d) the Company's expectations with respect to capital spending that may be required to comply with the cluster rules and that, based on current knowledge, environmental costs are not expected to have a material impact on the results of operations, cash flows or financial condition of the Company, (iv) other statements as to management's or the Company's expectations and beliefs presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

  •
  Because the Company has substantial debt, to fund its debt service obligations it will require significant amounts of cash. The Company's ability to generate the significant amount of cash needed to make scheduled payments or to refinance its obligations with respect to its indebtedness, and to comply with the covenants and restrictions contained in the instruments governing such indebtedness, will depend on its financial and operating performance, which, in turn, is subject to prevailing economic and competitive conditions and to the following financial and business factors, some of which may be beyond its control: operating difficulties, increased operating costs, increased raw materials and energy costs, market cyclicality, product prices, the response of competitors, regulatory developments, and delays in implementing strategic projects.

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

  •
  The Company is subject to the following significant risks associated with operating in foreign countries: devaluations and fluctuations in currency exchange rates, compliance with and enforcement of environmental, health and safety and labor laws and other regulations of the foreign countries in which the combined company will operate, export compliance, imposition of limitations on conversion of foreign currencies into U.S. dollars or remittance of dividends and other payments by foreign subsidiaries, imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries, hyperinflation in certain foreign countries and imposition or increase of investment and other restrictions by foreign governments. If any of the above events were to occur, the Company's Net Sales and cash flows could be negatively impacted, possibly materially.

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

        The following table shows Income (Loss) before Cumulative Effect of a Change in Accounting Principle for the year ended December 31, 2002 and Adjusted Income (Loss) before Cumulative Effect of a Change in Accounting Principle for the years ended December 31, 2001 and 2000 exclusive of goodwill amortization:

	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000
	(In thousands of dollars)
Income (Loss) before Cumulative Effect of a Change in Accounting Principle	$(11,262)	$(65,058)	$31,347
Plus: Amortization of Goodwill	—	7,740	7,948

Adjusted Income (Loss) before Cumulative Effect of a Change in Accounting Principle	$(11,262)	$(57,318)	$39,295

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

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002" ("SFAS No. 145"). This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS No. 4") and an amendment of the Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145 effective January 1, 2003 and the adoption resulted in a reclassification of expenses from Extraordinary Loss on Early Extinguishment of Debt to Loss on Early Extinguishment of Debt included in (Loss) Income before Income Taxes and Equity in Net Earnings of Affiliates of approximately $11.5 million, $8.7 million and $2.1 million for the years ended December 31, 2002, 2001 and 2000, respectively, associated with the rescission of SFAS No. 4.

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

ITEM 8.    FINANCIAL STATEMENTS

RIVERWOOD HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	December 31, 2002	As Restated December 31, 2001
ASSETS
Current Assets:
Cash and Equivalents	$13,757	$7,369
Receivables, Net of Allowances	137,284	121,409
Inventories	174,383	161,349
Prepaid Expenses	8,566	5,901

Total Current Assets	333,990	296,028
Property, Plant and Equipment, at Cost
Land and Improvements	38,774	38,216
Buildings	113,248	109,988
Machinery and Equipment	1,857,970	1,800,778

	2,009,992	1,948,982
Less, Accumulated Depreciation	777,047	659,597

Property, Plant and Equipment, Net	1,232,945	1,289,385
Deferred Tax Assets	11,376	7,923
Investments in Net Assets of Equity Affiliates	4,832	4,017
Goodwill	268,284	276,482
Patents, Licenses and Trademarks, Net of Accumulated Amortization of $24,029 and $20,353 at December 31, 2002 and 2001, respectively	42,844	46,795
Other Assets	63,401	80,466

Total Assets	$1,957,672	$2,001,096

LIABILITIES
Current Liabilities:
Short-Term Debt	$98,696	$18,082
Accounts Payable	80,863	89,706
Compensation and Employee Benefits	31,766	24,689
Income Taxes	729	2,175
Interest Payable	35,764	41,588
Other Accrued Liabilities	31,530	29,885

Total Current Liabilities	279,348	206,125
Long-Term Debt, Less Current Portion	1,423,664	1,523,082
Deferred Income Taxes	13,533	14,422
Other Noncurrent Liabilities	108,601	52,691

Total Liabilities	1,825,146	1,796,320

Contingencies and Commitments (Note 15)
Class A Redeemable Common Stock $120/share redemption value; 57,930 and 67,180 shares issued and outstanding at December 31, 2002 and 2001, respectively	6,951	8,061

SHAREHOLDERS' EQUITY
Common Stock par value $.01 per Share;
Class A Common Stock, 9,000,000 shares authorized; 7,057,930 and 7,067,180 shares designated at December 31, 2002 and 2001, respectively; 7,000,000 shares of non-redeemable Common Stock issued and outstanding at December 31, 2002 and 2001	70	70
Class B Common Stock, 3,000,000 shares authorized; 500,000 shares of non-redeemable Common Stock issued and outstanding at December 31, 2002 and 2001	5	5
Capital in Excess of Par Value	748,748	748,753
Accumulated Deficit	(515,107)	(503,845)
Accumulated Derivative Instruments Loss	(6,135)	(4,570)
Minimum Pension Liability Adjustment	(71,304)	—
Cumulative Currency Translation Adjustment	(30,702)	(43,698)

Total Shareholders' Equity	125,575	196,715

Total Liabilities and Shareholders' Equity	$1,957,672	$2,001,096

The accompanying notes are an integral part of the consolidated financial statements

RIVERWOOD HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(In thousands of dollars)

	Year ended December 31, 2002	As Restated Year ended December 31, 2001	As Restated Year ended December 31, 2000
Net Sales	$1,247,314	$1,201,613	$1,192,362
Cost of Sales	984,771	953,901	930,786
Selling, General and Administrative	117,335	116,510	112,200
Research, Development and Engineering	5,227	5,111	4,554
Restructuring Credit	—	—	(2,600)
Gain on Sale of Investment	—	—	(70,863)
Other (Income) Expense, Net	(631)	18,825	4,731

Income from Operations	140,612	107,266	213,554
Loss on Early Extinguishment of Debt	(11,509)	(8,724)	(2,117)
Interest Income	1,350	944	848
Interest Expense	147,407	158,910	181,285

(Loss) Income before Income Taxes and Equity in Net Earnings of Affiliates	(16,954)	(59,424)	31,000
Income Tax (Benefit) Expense	(4,664)	6,627	3,009

(Loss) Income before Equity in Net Earnings of Affiliates	(12,290)	(66,051)	27,991
Equity in Net Earnings of Affiliates	1,028	993	3,356

(Loss) Income before Cumulative Effect of a Change in Accounting Principle	(11,262)	(65,058)	31,347
Cumulative Effect of a Change In Accounting Principle Net of Tax of $0	—	(499)	—

Net (Loss) Income	(11,262)	(65,557)	31,347

Other Comprehensive (Loss) Income:
Derivative Instruments Loss, Net of Tax of $0	(1,565)	(4,570)	—
Minimum Pension Liability Adjustment, Net of Tax of $0	(71,304)	—	—
Foreign Currency Translation Adjustments, Net of Tax of $0	12,996	(10,136)	(14,238)

Comprehensive (Loss) Income	$(71,135)	$(80,263)	$17,109

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

(C) INVENTORIES

        Inventories are stated at the lower of cost or market with cost determined principally by the first-in, first-out ("FIFO") basis (see Note 5). Average cost basis is used to determine the cost of supplies inventories. Inventories are stated net of an allowance for slow-moving and obsolete inventory, which is based on estimates. If the condition of the inventories or the state of the Company's business would deteriorate, additional allowances may be required which would reduce income. Raw materials and consumables used in the production process such as wood chips and chemicals are valued at purchase cost on a FIFO basis upon receipt. Work in progress and finished goods inventories are valued at the cost of raw material consumed plus direct manufacturing costs (such as labor, utilities and supplies) as incurred and a proportion of manufacturing overhead.

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

(H) REVENUE RECOGNITION

        The Company receives revenue from the sales of manufactured products, the leasing of packaging machinery, and the servicing of packaging machinery. The Company recognizes sales revenue when the following criteria are met; persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, The Company's price to the buyer is fixed and determinable, and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is largely dependent on shipping terms. Revenue is recorded at the time of shipment for terms designated at free on board, or f.o.b., shipping point. For sales transactions designated f.o.b. destination, revenue is recorded when the product is delivered to the customer's delivery site. The Company recognizes revenues on its annual and multi-year carton supply contracts as the shipment occurs in accordance with the shipping terms discussed above.

        Payments from packaging machinery use agreements are recognized on a straight-line basis over the term of the agreements. Service revenue on packaging machinery is recorded at the time of service.

        Discounts and allowances are comprised of trade allowances, cash discounts and sales returns. Cash discounts and sales returns are estimated using historical experience. Trade allowances are based on the estimated obligations and historical experience. Rebates are determined based on the quantity purchased and are recorded at the time of sale.

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

        Raw materials and consumables used in the production process such as wood chips and chemicals are valued at purchase cost on a FIFO basis, upon receipt. Work in progress and finished goods inventories are valued at the cost of raw material consumed plus direct manufacturing costs (such as labor, utilities and supplies) as incurred and a proportion of manufacturing overhead.

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

NOTE 7—OTHER ASSETS

        Other Assets at December 31 consisted of the following:

	2002	2001
	(In thousands of dollars)
Deferred debt issuance costs, net	26,647	32,385
Pension/intangible asset	2,524	13,594
Capitalized spare parts	24,396	23,303
Deferred design costs	1,442	1,985
Other	8,392	9,199

	$63,401	$80,466

NOTE 8—SHORT-TERM DEBT

        Short-Term Debt at December 31, consisted of the following:

	2002	2001
	(In thousands of dollars)
Short-term borrowings	$20,281	$16,340
Current portion of long-term debt	78,415	1,742

	$98,696	$18,082

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

        On June 21, 2001, the Company completed an offering of $250 million principal amount of 10 5/8% Senior Notes due 2007 (the "Initial 2001 Notes"). The Initial 2001 Notes were sold at a price of 103% of par. The proceeds from this offering of approximately $251.5 million, net of approximately $6 million of transaction fees and expenses, were applied to prepay a portion of the outstanding borrowings under the Prior Term Loan Facility. During the second quarter of 2001, the Company recorded a non-cash charge to earnings of approximately $2.8 million related to the write-off of the applicable portion of deferred debt issuance costs on the term loans. In connection with this offering, on June 6, 2001, the Company entered into Amendment No. 6 to the Prior Credit Agreement. The amendment modified certain financial and other covenants, including minimum EBITDA requirements, in the Prior Credit Agreement to reflect recent financial results and market and operating conditions. A registration statement under the Securities Act registering senior notes of the Company identical in all material respects to the Initial 2001 Notes (the "Exchange 2001 Notes") offered in exchange for the Initial 2001 Notes became effective on August 27, 2001. On October 5, 2001, the Company completed its exchange offer of the Initial 2001 Notes for the Exchange 2001 Notes. The Initial 2001 Notes and the Exchange 2001 Notes are referred to herein as the 2001 Notes.

        On August 10, 2001, the Company entered into an amendment and restatement of the Prior Credit Agreement (the "Senior Secured Credit Agreement") with certain lenders providing for senior secured credit facilities with aggregate commitments not to exceed $635 million (together with the 2002 Term Loan Facility referred to below, the "Facilities"), including a $335 million term loan facility (the "2001 Term Loan Facility") and a $300 million revolving credit facility (the "Revolving Facility"). The proceeds of the initial borrowings under the Facilities of approximately $386 million, including $51 million under the Revolving Facility, were applied to repay in full the outstanding borrowings under the Prior Term Loan Facility and the Prior Revolving Facility and to pay approximately $12 million of the $14 million of fees and expenses incurred in connection with the amendment and restatement of the Prior Credit Agreement. During the third quarter of 2001, the Company recorded a non-cash charge to earnings of approximately $6.0 million related to the write-off of the applicable remaining deferred debt issuance costs on the Prior Term Loan Facility and the Prior Revolving Facility.

        In April 2002, the Company entered into an amendment of the Senior Secured Credit Agreement which provided for a new, tranche B, term loan facility of $250 million ("2002 Term Loan Facility"). The 2002 Term Loan Facility was drawn on April 23, 2002 and the proceeds, together with borrowings under the Revolving Facility of approximately $12.0 million, were used to redeem the 1996 Senior Notes which occurred on May 23, 2002 and to pay related fees, costs and expenses. In the second quarter of 2002, the Company recorded a non-cash charge to earnings of approximately $3.0 million related to the write-off of the remaining deferred debt issuance costs on the 1996 Senior Notes and a charge of approximately $8.6 million related to the call premium paid upon redemption of the 1996 Senior Notes.

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

        The federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") establishes liability for waste generators, current and former site owners and operators and others in connection with releases of hazardous materials. In several instances, the Company has been identified as a Potentially Responsible Party ("PRP") under CERCLA and similar state laws. These actions are not material.

        In 1998, the U.S. Environmental Protection Agency adopted regulations (generally referred to as the "cluster rules") that mandated more stringent controls on air and water discharges from United States pulp and paper mills. Over the next three years, the Company anticipates that it will spend approximately $22 million at its two U.S. mills to comply with these regulations. These costs have not been accrued, but rather are a part of the Company's capital expenditure plan. Most of these costs are anticipated to be incurred in the first two quarters of 2005.

        The Company is involved in environmental investigation and remediation projects for certain properties currently or formerly owned or operated by the Company, and at certain waste disposal sites. Some of these projects are being addressed under federal and state statutes, such as the CERCLA and analogous state laws. The Company's costs in certain instances cannot be reliably estimated until the remediation process is substantially underway or liability has been addressed. The Company accrues reserves for these contingencies when the liability is probable and the costs are reasonably estimable. The Company has accrued the following amounts for environmental losses as of December 31, 2002: approximately $0.5 million for the Line Avenue Site described below, approximately $0.3 million for the Shoreline Refinery Site described below, and approximately $0.1 million for general environmental matters. The Company is not aware of any material unaccrued loss that is reasonably estimable where liability is probable. The Company believes that based on current information and regulatory requirements, its accruals for environmental matters are adequate. However, there can be no assurance that the Company will not incur significant costs in excess of accrued amounts in connection with remediation activities and other environmental matters.

        In late 1995, the Louisiana Department of Environmental Quality (the "DEQ") notified the Predecessor of potential liability for the remediation of hazardous substances at a former wood treatment site in Shreveport, Louisiana (known as the Line Avenue Site) that the Predecessor or its predecessors previously operated. In August 2001, the Company entered into an agreement with the DEQ and the landowners to remediate the site. The agreement required the removal of soils containing wood-treating constituents in excess of regulatory standards, consolidation of these soils in a sub-portion of the site, capping of the sub portion, land use restrictions, future operations and maintenance ("O&M") to ensure the integrity of the cap, long-term monitoring of the groundwater, and a recorded prohibition on the use of on-site groundwater. The Company contracted with a qualified contractor to remediate the site at a cost of approximately $1.3 million. In addition, each of the O&M and groundwater monitoring costs for the initial five years are expected to be approximately $0.1 million (no such costs are estimated beyond the initial five-year period). As of December 31, 2002, all of the required soil excavation and consolidation has been completed. The Company expects to complete construction of the cap by July 2003. As of December 31, 2002, the Company has paid its contractor approximately $0.6 million to remediate the site. The Company has been reimbursed approximately half of these costs from a PRP that has entered into a settlement agreement with the Company.

        On July 6, 2000, the Company and the DEQ entered into a Settlement Agreement for remediation of a site in Caddo Parish, Louisiana (known as the Shoreline Refinery Site). The principal contamination at this site was an approximately 5 acre impoundment of oil-based sludge that appeared to originate from an oil refinery that was operated by prior operators. The remedial action contemplated by the Settlement Agreement required the neutralization, stabilization and consolidation of sludges and soils at the site, capping of the consolidated materials, the establishment of a vegetative cover, and five years of post-closure care of the capped area. The Company contracted to complete the remedial action in accordance with the terms of the Settlement Agreement. In a November 26, 2002 letter to the Company, the DEQ stated that all required construction activities were accomplished and that the five-year post-closure care and reporting period would commence. The Company conveyed the property to its contractor on October 22, 2000. Based on the terms of the Settlement Agreement, the DEQ's November 26, 2002 letter and the fact that the property has been sold to the Company's contractor, the Company does not expect to incur additional costs in connection with this site.

        The Company is a party to a number of lawsuits arising out of the ordinary conduct of its business. While there can be no assurance as to their ultimate outcome, the Company does not believe that these lawsuits will have a material impact on the results of operations, cash flows or financial condition of the Company. The Company has accrued an aggregate of approximately $0.6 million for several tort, workers compensation and former employee related claims and lawsuits. The Company is not aware of any material unaccrued loss that is reasonably estimable where liability is probable.

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

        A reconciliation of Income Tax (Benefit) Expense on (Loss) Income before Cumulative Effect of a Change in Accounting Principle including Equity in Net Earnings of Affiliates at the federal statutory rate of 35% compared with the Company's actual Income Tax (Benefit) Expense is as follows:

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

        The U.S. federal net operating loss carryforward amount totals $1,248.8 million, and expires in 2011, 2012, 2018, 2019, 2021 and 2022 in the amounts of $91.1 million, $421.5 million, $295.0 million, $196.8 million, $158.8 million and $85.6 million, respectively. International net operating loss carryforward amounts total $76.9 million of which $5.2 million expire through 2011 and $71.7 million have no expiration date.

        Undistributed earnings intended to be reinvested indefinitely by the international subsidiaries totaled approximately $51.5 million at December 31, 2002. No U.S. deferred income tax has been recorded on these undistributed earnings.

NOTE 20—LOSS ON EARLY EXTINGUISHMENT OF DEBT

        On April 23, 2002, the Company borrowed $250 million pursuant to an amendment to its Senior Secured Credit Agreement. The proceeds were applied to redeem in full the 1996 Senior Notes. In addition, the Company borrowed $12 million under its Revolving Facility to pay fees, costs and expenses related to the refinancing transaction. In the second quarter of 2002, the Company recorded a non-cash charge to earnings of approximately $3.0 million related to the write-off of the remaining deferred debt issuance costs on the 1996 Senior Notes and a charge of approximately $8.6 million related to the call premium paid upon redemption of the 1996 Senior Notes.

        On August 10, 2001, the Company entered into the Senior Secured Credit Agreement. The proceeds of the initial borrowings under the Facilities of approximately $386 million, including $51 million in revolving credit borrowings, were applied to repay in full the outstanding borrowings under the Prior Term Loan Facility and the Prior Revolving Facility and to pay approximately $12 million of the $14 million of fees and expenses incurred in connection with the amendment and restatement of the Prior Credit Agreement. During the third quarter of 2001, the Company recorded a non-cash charge to earnings of approximately $6.0 million related to the write-off of the applicable remaining deferred debt issuance costs on the Prior Term Loan Facility and the Prior Revolving Facility.

        On June 21, 2001, the Company completed an offering of $250 million principal amount of the 2001 Notes, bearing interest at 10 5/8% annually. The net proceeds of this offering were applied to prepay a portion of the Term Loan Facility resulting in a non-cash charge to earnings of approximately $2.8 million related to the write-off of the applicable portion of deferred debt issuance costs on the term loans.

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

NOTE 24—BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

        The Company reports its results in two business segments: Coated Board and Containerboard. These segments are evaluated by the chief operating decision maker based primarily on income from operations. The Company's reportable segments are strategic business units that offer different products. The Coated Board business segment includes the production and sale of coated board for its beverage multiple packaging and consumer products packaging businesses from its West Monroe, Louisiana and Macon, Georgia mills and from its mill in Sweden; carton converting facilities in the United States, Europe and Brazil; and the design, manufacture and installation of packaging machinery related to the assembly of beverage cartons. The Containerboard business segment includes the production and sale of linerboard, corrugating medium and kraft paper from paperboard mills in the United States. During 2002, the Company had one customer in its Coated Board business segment who accounted for approximately 16% of the Company's consolidated net sales and another customer in its Coated Board business segment who accounted for approximately 12% of the Company's consolidated net sales. During 2001, the Company had one customer in its Coated Board business segment who accounted for approximately 13% of the Company's consolidated net sales and another customer in its Coated Board business segment who accounted for approximately 11% of the Company's consolidated net sales. During 2000, the Company had two customers in its Coated Board business segment who each accounted for approximately 11% of the Company's consolidated net sales.

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

        Business segment information is as follows:

	Year Ended December 31, 2002	As Restated Year Ended December 31, 2001	As Restated Year Ended December 31, 2000
	(In thousands of dollars)
NET SALES:
Coated Board	$1,165,702	$1,107,937	$1,065,813
Containerboard	81,612	93,676	126,549

	$1,247,314	$1,201,613	$1,192,362

INCOME FROM OPERATIONS:
Coated Board	$186,108	$147,958	$156,634
Containerboard	(23,989)	(15,180)	2,986
Corporate and Eliminations (A)	(21,507)	(25,512)	53,934

	$140,612	$107,266	$213,554

CAPITAL EXPENDITURES:
Coated Board	$50,731	$51,479	$57,669
Containerboard	2,806	2,562	3,231
Corporate	2,505	3,256	1,162

	$56,042	$57,297	$62,062

DEPRECIATION AND AMORTIZATION:
Coated Board	$112,144	$115,753	$123,893
Containerboard	12,707	13,787	17,252
Corporate	8,989	7,603	2,396

	$133,840	$137,143	$143,541

	2002	As Restated 2001
	(In thousands of dollars)
IDENTIFIABLE ASSETS AT DECEMBER 31:
Coated Board (B)	$1,720,041	$1,708,810
Containerboard (B)	156,919	191,598
Corporate (C)	80,712	100,688

	$1,957,672	$2,001,096

        Business geographic area information is as follows:

	Year Ended December 31, 2002	As Restated Year Ended December 31, 2001	As Restated Year Ended December 31, 2000
	(In thousands of dollars)
NET SALES:
United States	$1,011,242	$986,462	$974,868
Central/South America	13,372	17,372	15,473
Europe	230,851	203,393	208,794
Asia Pacific	92,798	93,559	97,357
Eliminations (D)	(100,949)	(99,173)	(104,130)

	$1,247,314	$1,201,613	$1,192,362

INCOME FROM OPERATIONS:
United States	$118,106	$82,268	$188,139
Central/South America	(5,203)	(4,023)	(925)
Europe	19,942	12,477	12,030
Asia Pacific	10,827	13,085	7,668
Eliminations (D)	(3,060)	3,459	6,642

	$140,612	$107,266	$213,554

	2002	As Restated 2001
	(In thousands of dollars)
IDENTIFIABLE ASSETS AT DECEMBER 31:
United States	$1,629,369	$1,698,174
Central/South America	22,476	29,330
Europe	180,884	147,050
Asia Pacific	44,037	25,428
Corporate (C)	80,712	100,688
Eliminations (D)	194	426

	$1,957,672	$2,001,096

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

        The following table shows Income (Loss) before Cumulative Effect of a Change in Accounting Principle for the year ended December 31, 2002 and Adjusted Income (Loss) before Cumulative Effect of a Change in Accounting Principle for the years ended December 31, 2001 and 2000 exclusive of goodwill amortization:

	Year ended December 31, 2002	As Restated Year ended December 31, 2001	As Restated Year ended December 31, 2000
	(In thousands of dollars)
Income (Loss) before Cumulative Effect of a Change in Accounting Principle	$(11,262)	$(65,058)	$31,347
Plus: Amortization of Goodwill	—	7,740	7,948

Adjusted Income (Loss) before Cumulative Effect of a Change in Accounting Principle	$(11,262)	$(57,318)	$39,295

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

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002" ("SFAS No. 145"). This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS No. 4"), and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145 effective January 1, 2003 and the adoption resulted in a reclassification of expenses from Extraordinary Loss on Early Extinguishment of Debt to Loss on Early Extinguishment of Debt included in (Loss) Income before Income Taxes and Equity in Net Earnings of Affiliates of approximately $11.5 million, $8.7 million and $2.1 million for the years ended December 31, 2002, 2001 and 2000, respectively, associated with the rescission of SFAS No. 4.

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

        On March 25, 2003, Riverwood Holding, Riverwood Acquisition Sub LLC, a Delaware limited liability company and a wholly-owned subsidiary of Riverwood Holding ("Merger Sub") and Graphic Packaging International Corporation, a Colorado corporation ("Graphic") entered into an Agreement and Plan of Merger (the "2003 Merger Agreement"). Pursuant to the 2003 Merger Agreement and other related transaction documents, Graphic will merge with and into Merger Sub (the "2003 Merger"). Prior to consummation of the 2003 Merger, Riverwood Holding will effect a stock split. In connection with the 2003 Merger, the shareholders of Graphic will receive one share of Riverwood

Holding common stock and associated Riverwood Holding shareholder rights for each share of Graphic common stock and associated Graphic shareholder rights they own immediately prior to the 2003 Merger. Upon completion of the transaction, holders of Riverwood Holding common stock will own 57.5% and holders of Graphic common stock will own 42.5% of the common stock of Riverwood Holding, each calculated on a fully diluted basis. The 2003 Merger Agreement has been approved by the respective Boards of Directors of Riverwood Holding and Graphic. Consummation of the 2003 Merger is subject to customary closing conditions, including approval by Graphic's shareholders and regulatory approvals.

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

NOTE 29—SUBSEQUENT ADOPTION OF AN ACCOUNTING PRONOUNCEMENT

        As discussed in Note 26, the Company adopted SFAS No. 145 effective January 1, 2003 resulting in a reclassification of expenses from Extraordinary Loss on Early Extinguishment of Debt to Loss on Early Extinguishment of Debt included in (Loss) Income before Income Taxes and Equity in Net Earnings of Affiliates of approximately $11.5 million, $8.7 million and $2.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

RIVERWOOD HOLDING, INC.
SELECTED QUARTERLY FINANCIAL DATA
(UNAUDITED)

        Results of operations for the four quarters of 2002 and 2001 are shown below.

(Quarter)	Net Sales	Gross Profit	Income From Operations	(Loss) Income Before Cumulative Effect of a Change in Accounting Principle	Net (Loss) Income
	(In thousands of dollars)
2002
First (D)(E)	$291,184	$57,329	$30,869	$(7,717)	$(7,717)
Second (A)(D)(E)	334,428	74,611	40,246	(9,685)	(9,685)
Third (D)(E)	326,060	72,278	41,086	4,705	4,705
Fourth (D)	295,642	58,325	28,411	1,435	1,435

Total	$1,247,314	$262,543	$140,612	$(11,262)	$(11,262)

2001
First (D)(E)	$277,323	$48,900	$10,086	$(29,664)	$(30,162)
Second (B)(D)(E)	326,827	68,933	36,463	(6,709)	(6,709)
Third (C)(D)(E)	309,593	69,760	38,385	(8,825)	(8,826)
Fourth (D)(E)	287,870	60,119	22,332	(19,860)	(19,860)

Total	$1,201,613	$247,712	$107,266	$(65,058)	$(65,557)

Notes:

  (A)
  During the second quarter of 2002, the Company recorded a charge to earnings of approximately $3.0 million related to the write-off deferred debt issuance costs and a charge of approximately $8.6 million related to the call premium paid (see Note 20 in Notes to Consolidated Financial Statements).

  (B)
  During the second quarter of 2001, the Company recorded a charge to earnings of approximately $2.8 million related to the write-off deferred debt issuance costs (see Note 20 in Notes to Consolidated Financial Statements).

  (C)
  During the third quarter of 2001, the Company recorded a charge to earnings of approximately $6.0 million related to the write-off deferred debt issuance costs (see Note 20 in Notes to Consolidated Financial Statements).

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

  (E)
  The Company by means of this filing, is restating its Selected Quarterly Financial Data for the first three quarters of 2002, to report its investment in Rengo using the equity method, and the first three quarters of 2002 and the four quarters of 2001 to report its change in its method of determining the cost of inventories from LIFO to FIFO. Effective January 1, 2003, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." Certain

    amounts have been reclassified to give effect to this statement (see Note 26 in Notes to the Consolidated Financial Statements).

	Net Sales	Gross Profit	Income from Operations	(Loss) Income Before Cumulative Effect of a Change in Accounting Principle	Net (Loss) Income
First quarter 2002 as reported	$300,112	$59,523	$31,181	$(7,715)	$(7,715)
First quarter 2002 Rengo adjustment	(8,928)	(2,194)	(312)	(2)	(2)
First quarter 2002 LIFO adjustment	—	—	—	—	—

First quarter 2002 as restated	$291,184	$57,329	$30,869	$(7,717)	$(7,717)

Second quarter 2002 as reported	$348,046	$78,071	$41,151	$(9,685)	$(9,685)
Second quarter 2002 Rengo adjustment	(13,618)	(3,460)	(905)	—	—
Second quarter 2002 LIFO adjustment	—	—	—	—	—

Second quarter 2002 as restated	$334,428	$74,611	$40,246	$(9,685)	$(9,685)

Third quarter 2002 as reported	$339,934	$87,394	$53,657	$16,549	$16,549
Third quarter 2002 Rengo adjustment	(13,874)	(3,272)	(727)	—	—
Third quarter 2002 LIFO adjustment	—	(11,844)	(11,844)	(11,844)	(11,844)

Third quarter 2002 as restated	$326,060	$72,278	$41,086	$4,705	$4,705

First quarter 2001 as reported	$277,323	$48,900	$10,086	$(29,664)	$(30,162)
First quarter 2001 LIFO adjustment	—	—	—	—	—

First quarter 2001 as restated	$277,323	$48,900	$10,086	$(29,664)	$(30,162)

Second quarter 2001 as reported	$326,827	$68,202	$35,732	$(7,440)	$(7,440)
Second quarter 2001 LIFO adjustment	—	731	731	731	731

Second quarter 2001 as restated	$326,827	$68,933	$36,463	$(6,709)	$(6,709)

Third quarter 2001 as reported	$309,593	$70,804	$39,429	$(7,781)	$(7,782)
Third quarter 2001 LIFO adjustment	—	(1,044)	(1,044)	(1,044)	(1,044)

Third quarter 2001 as restated	$309,593	$69,760	$38,385	$(8,825)	$(8,826)

Fourth quarter 2001 as reported	$287,870	$47,471	$9,684	$(32,508)	$(32,508)
Fourth quarter 2001 LIFO adjustment	—	12,648	12,648	12,648	12,648

Fourth quarter 2001 as restated	$287,870	$60,119	$22,332	$(19,860)	$(19,860)

Full year 2001 as reported	$1,201,613	$235,377	$94,931	$(77,393)	$(77,892)
Full year 2001 LIFO adjustment	—	12,335	12,335	12,335	12,335

Full year 2001 as restated	$1,201,613	$247,712	$107,266	$(65,058)	$(65,557)

 Report of Independent Auditors

To the Stockholders and Directors of Riverwood Holding, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of Riverwood Holding, Inc. and subsidiaries at December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein as of and for the year ended December 31, 2002, when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Notes 26 and 27 to the financial statements, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" and changed its method of accounting for the cost of inventories, respectively, in 2002. As discussed in Notes 26 and 29 to the financial statements, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002" effective January 1, 2003.

        We also audited the adjustments in Note 27 that were applied to restate the 2001 and 2000 consolidated financial statements to give retroactive effect to the change in the method of accounting for the cost of inventories from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method. In our opinion, such adjustments are appropriate and have been properly applied.

/s/ PRICEWATERHOUSE COOPERS LLP PricewaterhouseCoopers LLP Atlanta, Georgia
February 7, 2003, except for Note 27 as to which the date is April 10, 2003 and Note 26 and Note 29 as to which the date is June 13, 2003

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

/s/ Deloitte & Touche LLP

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

Stephen M. Humphrey is the President and Chief Executive Officer and a director of Holding, RIC Holding and Riverwood since March 1997. From 1994 through 1996, Mr. Humphrey was Chairman, President and Chief Executive Officer of National Gypsum Company, a manufacturer and supplier of building products and services. From 1981 until 1994, Mr. Humphrey was employed by Rockwell

International Corporation, a manufacturer of electronic industrial, automotive products, telecommunications systems and defense electronics products and systems ("Rockwell"), where he held a number of key executive positions.

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

Robert W. Spiller is Senior Vice President, Consumer Products Packaging for Riverwood, a position he has held since he joined Riverwood in September 2002. During July and August 2002, Mr. Spiller was between positions. From 1997 until June 2002, Mr. Spiller was President and CEO of Sonopress USA, a manufacturing, packaging and service subsidiary of Bertelsmann AG. From 1985 until 1997, Mr. Spiller was with Avery Dennison Corporation, a manufacturer of office products, pressure sensitive adhesive label materials and labeling systems, in a number of key management positions.

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

ITEM 11. EXECUTIVE COMPENSATION

Management Compensation Summary

	Annual Compensation				Long-Term Compensation Awards
Name	Year	Salary $	Bonus $	(2) Other Annual Compensation	(10) Restricted Stock Units	Securities Underlying Stock Options	(11) All Other Compensation
Stephen M. Humphrey	2002	$879,000	$478,890	$206,960(3)	$—	450,000	$—
President and Chief	2001	807,667	—	282,535(4)	—	—	—
Executive Officer	2000	766,000	350,000	284,040(5)	—	—	—
Daniel J. Blount	2002	$300,000	$213,444	$—	$216,000	17,136	$—
Sr. Vice President and	2001	262,583	—	—	—	—	—
Chief Financial Officer	2000	239,000	130,000	—	—	—	—
Steven D. Saucier	2002	$350,000	$340,684(1)	$—	$144,000	27,750	$8,359
Sr. Vice President,	2001	270,917	—	67,841(6)	—	—	5,100
Paperboard Operations	2000	246,083	200,000	20,043(7)	—	—	5,100
Wayne E. Juby	2002	$235,000	$89,622	$—	$144,000	12,672	$8,359
Sr. Vice President,	2001	188,542	—	33,046(8)	—	—	5,100
Human Resources	2000	—	—	—	—	—	—
Robert W. Spiller	2002	$88,826	$33,875	$17,150(9)	$—	25,000	$3,712
Sr. Vice President,	2001	—	—	—	—	—	—
Consumer Products Packaging	2000	—	—	—	—	—	—

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

(1)
Service Options granted under the Company's 2002 Stock Incentive Plan will vest as to one-third on the second anniversary of the grant date and the remaining two-thirds on the third anniversary of the grant date, subject to the Named Executive Officer's continuous employment. Option grant dates are as follows: for Mr. Humphrey, January 1, 2002; for Mr. Blount, January 1, 2002; for Mr. Saucier, January 1, 2002; for Mr. Juby, January 1, 2002; and for Mr. Spiller, September 30, 2002.

(2)
Subject to the Named Executive's continuous employment, up to one-third of the performance Options granted under the Company's 2002 Stock Incentive Plan on January 1, 2002 become vested on each of the first three anniversaries of the grant date if the Company achieves certain EBITDA results for the fiscal year ending immediately prior to such anniversary date. Performance Options that have not become vested in accordance with the foregoing vesting schedule become vested on the third anniversary of the grant date if the Company has achieved 100% of the cumulative three-year EBITDA target for the three fiscal years ending December 31, 2004. Any performance options that do not become vested will vest nine years and six months following the grant date.

(3)
Subject to the Named Executive's continuous employment, the Special Performance Options granted on January 1, 2002 under the Company's 2002 Stock Incentive Plan will vest upon the earlier of (a) the occurrence prior to the third anniversary of the grant date, of a change in control of the Company, and (b) the nine year and six month anniversary of the grant date.

(4)
The dollar amounts set forth under this heading are estimates based on the Black-Scholes option pricing model using the following assumptions: (a) a zero percent stock price volatility based on the lack of volatility of a non-public company's shares; (b) 5.436 percent average risk-free rate of return; (c) zero dividend yield; (d) anticipated exercising at the end of the option term; and (e) no adjustment for non-transferability or risk of forfeiture. This model will produce different results depending on the assumptions made, and the values shown above are merely good faith estimates of the present value of the option grants. Because one of the assumptions in the model is the future volatility of the common stock, the actual present value of such option grants cannot be determined.

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

  •
  Each of the Company's directors;

  •
  Each executive officer named in the "Management Compensation Summary Table on page 108"; and

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

(8)
Does not include 2,250,000 shares of common stock owned by Clayton, Dubilier & Rice Fund V Limited Partnership. Messrs. Ames, Conway, Hendrix, Howe and Cribiore may be deemed to share beneficial ownership of the shares owned of record by Clayton, Dubilier & Rice Fund V Limited Partnership by virtue of their status as stockholders of CD&R Investment Associates II, Inc., the managing general partners of CD&R Associates V Limited Partnership, but each expressly disclaims such beneficial ownership of the shares owned by Clayton, Dubilier & Rice Fund V Limited Partnership. See footnote (1).

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

        Pursuant to a consulting agreement dated as of March 27, 1996, CD&R will receive an annual fee (and reimbursement of out-of-pocket expenses) for providing management and financial consulting services to the Company. This consulting agreement terminates upon the earlier to occur of March 27, 2006 or upon 30 days prior written notice of termination from either party after the date on which Clayton, Dubilier & Rice Fund V Limited Partnership no longer has an investment in the Company. The indentures relating to the Company's outstanding Notes allow the payment to CD&R of annual fees for management and financial consulting services of up to $1 million, although there is no current intention to increase the amount of the annual fee to be received by CD&R above $500,000. During the year ended December 31, 2002, the Company paid CD&R annual fees in the amount of $470,000 for providing such management and financial consulting services. Under the terms of a new stockholders agreement, dated as of March 25, 2003, between the Company and certain other parties, immediately after the effective time of the 2003 Merger, the combined company will pay a transaction fee of $10 million to CD&R for assistance in connection with negotiation of all aspects of the transaction, including the contribution analysis, financial and business due diligence, structure of the proposed refinancing and arranging for proposals by and handling negotiations with financing sources to provide funds for the refinancing. This fee is contingent on the completion of the 2003 Merger.

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

        The Company has not instituted any formal policy to address conflicts of interest with related parties.

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
4.4
	Indenture, dated June 21, 2001, among Riverwood International Corporation, RIC Holding, Inc., Riverwood Holding, Inc. and State Street Bank & Trust Company, as trustee, relating to the 10 5/8% Senior Notes due 2007 of Riverwood International Corporation.	Filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q filed August 14, 2001 (Commission File No. 1-11113), and incorporated herein by reference.
10.1	Wood Products Supply Agreement, dated as of October 18, 1996, between Plum Creek Timber Company, L.P. and Riverwood International Corporation.	Filed as Exhibit 10.1 to the Registrant's Annual Report on Form 10-K filed April 15, 2003 (Commission File No. 1-11113), and incorporated herein by reference.
10.2	Form of Investor Stock Subscription Agreement between Riverwood Holding, Inc. (formerly named New River Holding, Inc.) and each of the investors named on the schedule thereto.
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
10.10	Amended and Restated Employment Agreement, dated as of January 1, 2002, among Riverwood International Corporation, Riverwood Holding, Inc. and Stephen Humphrey.	Filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K filed April 15, 2003 (Commission File No. 1-11113), and incorporated herein by reference.
10.11	Management Stock Option Agreement, dated as of March 31, 1997, between Riverwood Holding, Inc. and Stephen Humphrey.	Filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed May 9, 1997 (Commission File No. 1-11113), and incorporated herein by reference.
10.12	Form of Riverwood Holding, Inc. Supplemental Long-Term Incentive Plan.	Filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K filed March 17, 2000 (Commission File No. 1-11113), and incorporated herein by reference.
10.13	Employment Agreement, dated as of September 1, 1998, among Riverwood International Corporation, Riverwood Holding, Inc. and Daniel J. Blount.	Filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K filed March 17, 2000 (Commission File No. 1-11113), and incorporated herein by reference.
10.14	Employment Agreement, dated as of November 1, 1998, among Riverwood International Corporation, Riverwood Holding, Inc. and Steven D. Saucier.	Filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K filed March 17, 2000 (Commission File No. 1-11113), and incorporated herein by reference.
10.15	Promissory Note, dated as of November 18, 1999, by Stephen M. Humphrey.	Filed as Exhibit 10.19 to the Registrant's Annual Report on Form 10-K filed March 17, 2000 (Commission File No. 1-11113), and incorporated herein by reference.
10.16	Amendment to Promissory Note, dated as of December 19, 2001, by Stephen M. Humphrey.	Filed as Exhibit 10.19 to the Registrant's Annual Report on Form 10-K filed March 11, 2002 (Commission File No. 1-11113), and incorporated herein by reference.

10.17	Employment Agreement, dated as of May 1, 2001, among Riverwood International Corporation, Riverwood Holding, Inc. and Wayne E. Juby.	Filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K filed March 11, 2002 (Commission File No. 1-11113), and incorporated herein by reference.
10.18	Management Stock Option Agreement, dated as of January 1, 2002, between Riverwood Holding, Inc. and Stephen M. Humphrey.	Filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K filed April 15, 2003 (Commission File No. 1-11113), and incorporated herein by reference.
10.19	Riverwood Holding, Inc. 2002 Stock Incentive Plan.	Filed as Exhibit 10.19 to the Registrant's Annual Report on Form 10-K filed April 15, 2003 (Commission File No. 1-11113), and incorporated herein by reference.
10.20	Employment Agreement, dated as of September 30, 2002, among Riverwood International Corporation, Riverwood Holding, Inc. and Robert W. Spiller.	Filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K filed April 15, 2003 (Commission File No. 1-11113), and incorporated herein by reference.
10.21	Management Stock Option Agreement, dated as of September 30, 2002, between Riverwood Holding, Inc. and Robert W. Spiller.	Filed as Exhibit 10.21 to the Registrant's Annual Report on Form 10-K filed April 15, 2003 (Commission File No. 1-11113), and incorporated herein by reference.
10.22	Amendment to Employment Agreement, dated as of March 18, 2003, between Riverwood Holding, Inc., Riverwood International Corporation, and Steve D. Saucier.	Filed as Exhibit 10.22 to the Registrant's Annual Report on Form 10-K filed April 15, 2003 (Commission File No. 1-11113), and incorporated herein by reference.
10.23	Letter Re: Change in Accounting Principles.	Filed as Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed April 15, 2003 (Commission File No. 1-11113), and incorporated herein by reference.
21	List of subsidiaries.	Filed as an Exhibit hereto.
99.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed as an Exhibit hereto.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 24th day of July, 2003.

RIVERWOOD HOLDING, INC.
By:	/s/ STEPHEN M. HUMPHREY Stephen M. Humphrey President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ B. CHARLES AMES B. Charles Ames	Chairman of the Board	July 24, 2003
/s/ STEPHEN M. HUMPHREY Stephen M. Humphrey	President and Chief Executive Officer (Principal Executive Officer)	July 24, 2003
/s/ DANIEL J. BLOUNT Daniel J. Blount	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	July 24, 2003
/s/ KEVIN J. CONWAY Kevin J. Conway	Director	July 24, 2003
Leon J. Hendrix, Jr.	Director
/s/ HUBBARD C. HOWE Hubbard C. Howe	Director	July 24, 2003
/s/ ALBERTO CRIBIORE Alberto Cribiore	Director	July 24, 2003

/s/ BRIAN J. RICHMAND Brian J. Richmand	Director	July 24, 2003
/s/ G. ANDREA BOTTA G. Andrea Botta	Director	July 24, 2003
/s/ GIANLUIGI GABETTI Gianluigi Gabetti	Director	July 24, 2003
/s/ LAWRENCE C. TUCKER Lawrence C. Tucker	Director	July 24, 2003
/s/ SAMUEL M. MENCOFF Samuel M. Mencoff	Director	July 24, 2003
/s/ JOHN R. MILLER John R. Miller	Director	July 24, 2003
/s/ MARTIN D. WALKER Martin D. Walker	Director	July 24, 2003

CERTIFICATIONS

I, Stephen M. Humphrey, certify that:

          1.    I have reviewed this annual report on Form 10-K/A of Riverwood Holding, Inc.;

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

Date: July 24, 2003
/s/ STEPHEN M. HUMPHREY Stephen M. Humphrey President and Chief Executive Officer

CERTIFICATIONS

I, Daniel J. Blount, certify that:

          1.    I have reviewed this annual report on Form 10-K/A of Riverwood Holding, Inc.;

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

Date: July 24, 2003
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
Report of Independent Auditors
INDEPENDENT AUDITORS' REPORT
MANAGEMENT'S REPORT
PART III
Pension Plan Table
PART IV
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
RIVERWOOD HOLDING, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (IN THOUSANDS OF DOLLARS)