Form 10-Q/A
period 2003-03-31
RIVERWOOD HOLDING INC
filed 2003-07-24
CIK 886239

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-13182

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

        At May 6, 2003 there were 7,054,930 shares and 500,000 shares of the registrant's Class A and Class B common stock, respectively, outstanding.

EXPLANATORY NOTE

        The Company is, by means of this filing, clarifying and adding certain disclosure under Item 1—Financial Statements and Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations. In addition, in connection with the filing of this amended Form 10-Q and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this amended Form 10-Q certain currently dated certifications.

        This amended Form 10-Q does not purport to provide a general update or discussion of developments with respect to the Company subsequent to the original filing; such disclosures are contained in the Company's subsequent filings with the Securities and Exchange Commission.

        The filing of this amended Form 10-Q shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        As used in this Form 10-Q, unless the context otherwise requires: "RIC" refers to the corporation formerly named Riverwood International Corporation; the "Predecessor" or the "Predecessor Company" refers to RIC and its subsidiaries in respect of periods prior to the 1996 Merger (as defined herein); the "Company" refers to the registrant, Riverwood Holding, Inc., a Delaware corporation ("Riverwood Holding") and its subsidiaries; "RIC Holding" refers to RIC Holding, Inc., a Delaware corporation, successor by merger to RIC and a wholly-owned subsidiary of Riverwood Holding; and "Riverwood" refers to Riverwood International Corporation, a Delaware corporation formerly named Riverwood International USA, Inc. and a wholly-owned subsidiary of RIC Holding.

RIVERWOOD HOLDING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and Equivalents	$10,622	$13,757
Receivables, Net of Allowances	137,162	137,284
Inventories	181,896	174,383
Prepaid Expenses	10,619	8,566

Total Current Assets	340,299	333,990
Property, Plant and Equipment, Net of Accumulated Depreciation of $799,931 in 2003 and $777,047 in 2002	1,222,488	1,232,945
Goodwill	268,284	268,284
Patents, Licenses and Trademarks, Net of Accumulated Amortization of $24,981 and $24,029 at March 31, 2003 and December 31, 2002, respectively.	42,100	42,844
Other Assets	80,520	79,609

Total Assets	$1,953,691	$1,957,672

LIABILITIES
Current Liabilities:
Short-Term Debt	$98,560	$98,696
Accounts Payable and Other Accrued Liabilities	182,167	180,652

Total Current Liabilities	280,727	279,348
Long-Term Debt, Less Current Portion	1,430,130	1,429,650
Other Noncurrent Liabilities	119,184	116,148

Total Liabilities	1,830,041	1,825,146

Contingencies and Commitments (Note 4)
Class A Redeemable Common Stock $120/share redemption value; 54,930 and 57,930 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	6,591	6,951

SHAREHOLDERS' EQUITY
Common Stock par value $.01 per Share;
Class A Common Stock, 9,000,000 shares authorized; 7,054,930 and 7,057,930 shares designated at March 31, 2003 and December 31, 2002, respectively; 7,000,000 shares of non-redeemable Common Stock issued and outstanding at March 31, 2003 and December 31, 2002	70	70
Class B Common Stock, 3,000,000 shares authorized; 500,000 shares of non-redeemable Common Stock issued and outstanding at March 31, 2003 and at December 31, 2002	5	5
Capital in Excess of Par Value	748,748	748,748
Accumulated Deficit	(524,873)	(515,107)
Accumulated Derivative Instruments Loss	(6,392)	(6,135)
Minimum Pension Liability Adjustment	(71,304)	(71,304)
Cumulative Currency Translation Adjustment	(29,195)	(30,702)

Total Shareholders' Equity	117,059	125,575

Total Liabilities and Shareholders' Equity	$1,953,691	$1,957,672

See Notes to Condensed Consolidated Financial Statements.

RIVERWOOD HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS)

(In thousands of dollars)
(unaudited)

	Three Months Ended
	March 31, 2003	March 31, 2002
Net Sales	$298,026	$291,184
Cost of Sales	239,889	233,855
Selling, General and Administrative	29,870	27,615
Research, Development and Engineering	1,467	1,316
Other Expense (Income), Net	1,877	(2,471)

Income from Operations	24,923	30,869
Interest Income	103	455
Interest Expense	33,980	39,060

(Loss) before Income Taxes	(8,954)	(7,736)
Income Tax Expense	1,016	95
Equity in Net Earnings of Affiliates	204	114

Net (Loss)	(9,766)	(7,717)
Other Comprehensive Income (Loss)
Derivative Instruments (Loss) Gain, Net of Tax of $0	(257)	1,150
Foreign Currency Translation Adjustments, Net of Tax of $0	1,507	(1,128)

Comprehensive (Loss)	$(8,516)	$(7,695)

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

RIVERWOOD HOLDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

        Riverwood Holding, Inc. ("Riverwood Holding") and its wholly-owned subsidiary RIC Holding, Inc. ("RIC Holding") and the corporation formerly named CDRO Acquisition Corporation were incorporated in 1995 to acquire the stock of its predecessor, the corporation formerly named Riverwood International Corporation ("RIC").

        On March 27, 1996, Riverwood Holding, through its wholly-owned subsidiaries, acquired all of the outstanding shares of common stock of RIC. On such date, CDRO Acquisition Corporation was merged into RIC ("1996 Merger"). RIC, as the surviving corporation in the 1996 Merger, became a wholly-owned subsidiary of RIC Holding. On March 28, 1996, RIC transferred substantially all of its properties and assets to the corporation formerly named Riverwood International USA, Inc., other than the capital stock of Riverwood International USA, Inc, and RIC was merged into RIC Holding. Thereupon, Riverwood International USA, Inc. was renamed "Riverwood International Corporation." Upon consummation of the subsequent merger, RIC Holding, as the surviving corporation in the subsequent merger, became the parent company of Riverwood International Corporation ("Riverwood International").

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

        The Company's Condensed Consolidated Financial Statements include all significant subsidiaries in which the Company has the ability to exercise direct or indirect control over operating and financial policies. Intercompany transactions and balances are eliminated in consolidation.

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

        If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, the Company's Net (Loss) would have been as follows:

	Three Months Ended
(In thousand of dollars)	March 31, 2003	March 31, 2002
Net (Loss), as reported	$(9,766)	$(7,717)
Deduct: Total additional stock-based employee compensation cost, net of tax, that would have been included in Net (Loss) under fair value method	(123)	(56)

Pro forma Net (Loss)	$(9,889)	$(7,773)

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

        The Company has previously restated its results of operations for the first three quarters of 2002 to report its investment in Rengo Riverwood Packaging Ltd. ("Rengo") using the equity method.

NOTE 3—INVENTORIES

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

        In the fourth quarter of 2002, the Company changed its method of valuing inventory from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method as over time the FIFO method more closely matches revenues with costs. The FIFO method more accurately reflects the cost related to the actual physical flow of raw materials and finished goods inventory. Accordingly, the Company believes the FIFO method of valuing inventory will result in a better measurement of operating results. All previously reported results were restated to reflect the retroactive application of the accounting change as required by generally accepted accounting principles in the United States.

NOTE 4—CONTINGENCIES AND COMMITMENTS

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

        The Company is involved in environmental investigation and remediation projects for certain properties currently or formerly owned or operated by the Company, and at certain waste disposal sites. Some of these projects are being addressed under federal and state statutes, such as the CERCLA and analogous state laws. The Company's costs in certain instances cannot be reliably estimated until the remediation process is substantially underway or liability has been addressed. The Company accrues reserves for these contingencies when the liability is probable and the costs are reasonably estimable. The Company has accrued the following amounts for environmental losses as of March 31, 2003: approximately $0.4 million for the Line Avenue Site described below, approximately $0.3 million for the Shoreline Refinery Site described below, and approximately $0.1 million for general environmental matters. The Company is not aware of any material unaccrued loss that is reasonably estimable where liability is probable. The Company believes that based on current information and regulatory requirements, its accruals for environmental matters are adequate. However, there can be no assurance that the Company will not incur significant costs in excess of accrued amounts in connection with remediation activities and other environmental matters.

        In late 1995, the Louisiana Department of Environmental Quality (the "DEQ") notified the Predecessor of potential liability for the remediation of hazardous substances at a former wood treatment site in Shreveport, Louisiana (known as the Line Avenue Site) that the Predecessor or its predecessors previously operated. In August 2001, the Company entered into an agreement with the DEQ and the landowners to remediate the site. The agreement required the removal of soils containing wood-treating constituents in excess of regulatory standards, consolidation of these soils in a sub-portion of the site, capping of the sub-portion, land use restrictions, future operations and maintenance ("O&M") to ensure the integrity of the cap, long-term monitoring of the groundwater, and a recorded prohibition on the use of on-site groundwater. The Company contracted with a qualified contractor to remediate the site at a cost of approximately $1.3 million. In addition, each of the O&M and groundwater monitoring costs for the initial five years are expected to be approximately $0.1 million (no such costs are estimated beyond the initial five-year period). As of March 31, 2003, all of the required soil excavation and consolidation has been completed. The Company expects to complete construction of the cap by July 2003. As of March 31, 2003, the Company has paid its contractor approximately $1.0 million to remediate the site. The Company has been reimbursed approximately half of these costs from a PRP that has entered into a settlement agreement with the Company. The Company owes its contractor approximately $0.3 million in connection with activities at the site.

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

        The Company is a party to a number of lawsuits arising out of the ordinary conduct of its business. While there can be no assurance as to their ultimate outcome, the Company does not believe that these lawsuits will have a material impact on the results of operations, cash flows or financial condition of the Company. The Company has accrued an aggregate of approximately $0.4 million for several tort, workers compensation and former employee related claims and lawsuits. The Company is not aware of any material unaccrued loss that is reasonably estimable where liability is probable.

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

NOTE 5—BUSINESS SEGMENT INFORMATION

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

NOTE 6—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

        The following is a summary of the Company's derivative instruments as of March 31, 2003 and the accounting policies it employs:

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

NOTE 7—NEW ACCOUNTING PRONOUNCEMENTS

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

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002" ("SFAS No. 145"). This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS No. 4") and an amendment of the Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145 effective January 1, 2003 and the adoption resulted in a reclassification of expenses from Extraordinary Loss on Early Extinguishment of Debt to Loss on Early Extinguishment of Debt included in (Loss) before Income Taxes and Equity in Net Earnings of Affiliates of approximately $11.5 million, $8.7 million and $2.1 million for the years ended December 31, 2002, 2001 and 2000, respectively, associated with the rescission of SFAS No. 4.

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

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, Amendment of SFAS No. 123" ("SFAS No. 148"). This Statement provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Furthermore, SFAS No. 148 mandates new disclosures in both interim and year-end financial statements within the Company's Significant Accounting Policies footnote. The Company has elected not to adopt the recognition provisions of SFAS No. 123, as amended by SFAS No. 148 (See Note 2).

NOTE 8—DEFINITIVE MERGER AGREEMENT

        On March 25, 2003, Riverwood Holding, Riverwood Acquisition Sub LLC, a Delaware limited liability company and a wholly-owned subsidiary of Riverwood Holding ("Merger Sub") and Graphic Packaging International Corporation, a Colorado corporation ("Graphic") entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement and other related transaction documents, Graphic will merge with and into Merger Sub (the "Graphic Merger"). Prior to consummation of the Graphic Merger, Riverwood Holding will effect a stock split. In connection with the Graphic Merger, the shareholders of Graphic will receive one share of Riverwood Holding common stock and associated Riverwood Holding shareholder rights for each share of Graphic common stock and associated Graphic shareholder rights they own immediately prior to the Graphic Merger. Upon completion of the transaction, holders of Riverwood Holding common stock will own 57.5% and holders of Graphic common stock will own 42.5% of the common stock of Riverwood Holding, each calculated on a fully diluted basis. The Merger Agreement has been approved by the respective Boards of Directors of Riverwood Holding and Graphic. Consummation of the Graphic Merger is subject to customary closing conditions, including approval by Graphic's shareholders and regulatory approvals.

        In connection with the execution of the Merger Agreement, Riverwood Holding and certain major shareholders of Graphic entered into a Voting Agreement dated March 25, 2003 (the "Voting Agreement") pursuant to which such shareholders agreed to vote for the Graphic Merger and against any other transaction involving Graphic. In addition, pursuant to the Voting Agreement and as a condition to the effectiveness of the Graphic Merger, The Grover C. Coors Trust (the "Trust"), the holder of Graphic's 10% Series B Convertible Preferred Stock (the "Preferred Stock") has agreed to convert all of the outstanding shares of the Preferred Stock into Graphic common stock. In consideration for the Trust's conversion of the Preferred Stock, Riverwood Holding has agreed to pay the Trust, in cash, a conversion payment, in an amount equal to the estimated present value, calculated using a discount rate of 8.5%, of dividends payable to the Trust on the Preferred Stock from the effective time of the Graphic Merger through August 15, 2005, the first date on which Graphic could have redeemed the Preferred Stock. While the exact amount that will be paid to the Trust by Riverwood Holding depends upon the date of completion of the Graphic Merger, assuming that the effective time of the Graphic Merger will occur on July 1, 2003, Riverwood Holding currently anticipates that the payment in consideration for the conversion of the Preferred Stock will be approximately $19.7 million.

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

NOTE 9—SUBSEQUENT EVENT

        On May 2, 2003, Riverwood Holding filed a Form S-4 registration statement with the SEC for the registration under the Securities Act of 1933 of the shares of Riverwood Holding common stock being issued to Graphic shareholders in the Graphic Merger.

NOTE 10—SUBSEQUENT ADOPTION OF AN ACCOUNTING PRONOUNCEMENT

        As discussed in Note 7, the Company adopted SFAS No. 145 effective January 1, 2003 and the adoption resulted in a reclassification of expenses from Extraordinary Loss on Early Extinguishment of Debt to Loss on Early Extinguishment of Debt included in (Loss) before Income Taxes and Equity in Net Earnings of Affiliates of approximately $11.5 million, $8.7 million and $2.1 million for the years ended December 31, 2002, 2001 and 2000, respectively, associated with the rescission of SFAS No. 4.

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

        The table below sets forth EBITDA as defined in the Company's Senior Secured Credit Agreement (defined below), which we refer to as "Credit Agreement EBITDA". Credit Agreement EBITDA as presented below is a financial measure that is used in the Company's Senior Secured Credit Agreement. Credit Agreement EBITDA is not a defined term under accounting principles generally accepted in the United States and should not be considered as an alternative to income from operations or net income as a measure of operating results or cash flows as a measure of liquidity. Credit Agreement EBITDA differs from the term "EBITDA" (earnings before interest expense, income tax expense, and depreciation and amortization) as it is commonly used. In addition to adjusting net income to exclude interest expense, income tax expense, and depreciation and amortization, Credit Agreement EBITDA also adjusts net income by excluding certain other items and expenses, as specified below. The Company's Senior Secured Credit Agreement requires it to comply with a specified debt to Credit Agreement EBITDA leverage ratio and a specified consolidated Credit Agreement EBITDA to interest expense ratio for specified periods. The specific ratios are set out under "—Financial Condition, Liquidity and Capital Resources" below.

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

        The calculation of Credit Agreement EBITDA for the periods indicated is set forth below.

(In thousands of dollars)
For the Three Months Ended March 31, 2003
Net (Loss) Income	$(9,766)
Income Tax Expense	1,016
Interest Expense, Net	33,877
Depreciation and Amortization	31,161
Equity in Net Earnings of Affiliates	(204)
Other non-cash charges (A)	3,558

Credit Agreement EBITDA (B)	$59,642

For the Three Months Ended March 31, 2002
Net (Loss) Income	$(7,717)
Income Tax Expense	95
Interest Expense, Net	38,605
Depreciation and Amortization	32,103
Equity in Net Earnings of Affiliates	(114)
Other non-cash charges (A)	(724)
Dividends from equity investments	612

Credit Agreement EBITDA (B)	$62,860

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

        Energy, including natural gas, fuel oil and electricity, represents a significant portion of the Company's manufacturing costs. During the first quarter of 2003, the Company's financial results were negatively affected by energy costs when compared to the first quarter of 2002. The Company entered into fixed price natural gas contracts designed to mitigate the impact of future cost increases for its natural gas requirements at its two U.S. mills through and including October 2003, and will continue to evaluate its hedge position.

        In the fourth quarter of 2002, the Company was notified by Coca-Cola Enterprises ("CCE") that CCE will not renew its supply contract with the Company. Under this contract, which expired on March 31, 2003, the Company supplied to CCE beverage cartons made from the Company's CUK Board, packaging machines and related services. The Company's supply contracts with its independent Coca-Cola bottling company customers are not subject to CCE's non-renewal notification. CCE's action did not impact the Company's 2002 results of operations. The impact on the Company's 2003 results of operations will depend, in part, on the extent to which the Company supplies beverage cartons to CCE during a phase-out period beginning April 1, 2003, which the Company continues to discuss with CCE. The Company continues to explore opportunities to replace the volumes that it will lose as a result of CCE's decision by seeking to increase sales to existing and new customers and to develop new applications for its CUK Board. The Company continues to evaluate the impact of these developments and the recent increase in beverage market competitiveness on its future pricing for its beverage packaging products. The Company can provide no assurances that it will be able to replace all or any portion of the volumes it had expected to supply to CCE in 2003 and future periods or that it will be able to maintain current pricing levels on its beverage packaging products. If the Company cannot replace such volumes, the Company estimates that its volumes will be negatively impacted by approximately 17,000 tons in 2003 and 36,000 tons in 2004 and thereafter. In 2002, the CCE business represented approximately 5% of the Company's consolidated net sales.

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

        The Company plans to implement an initiative designed to enhance the competitiveness of its beverage carton converting operations. This initiative is expected to add new manufacturing technology, add press capacity and consolidate certain of the Company's beverage carton converting operations. The Company expects to make a capital investment of approximately $75 million, as well as related costs, over the next 30 months.

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

        On March 25, 2003, Riverwood Holding, Riverwood Acquisition Sub LLC, a Delaware limited liability company and a wholly-owned subsidiary of Riverwood Holding ("Merger Sub") and Graphic Packaging International Corporation, a Colorado corporation ("Graphic") entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement and other related transaction documents, Graphic will merge with and into Merger Sub (the "Graphic Merger"). Prior to consummation of the Graphic Merger, Riverwood Holding will effect a stock split. In connection with the Graphic Merger, the shareholders of Graphic will receive one share of Riverwood Holding common stock and associated Riverwood Holding shareholder rights for each share of Graphic common stock and associated Graphic shareholder rights they own immediately prior to the Graphic Merger. Upon completion of the transaction, holders of Riverwood Holding common stock will own 57.5% and holders of Graphic common stock will own 42.5% of the common stock of Riverwood Holding, each calculated on a fully diluted basis. The Merger Agreement has been approved by the respective Boards of Directors of Riverwood Holding and Graphic. Consummation of the Graphic Merger is subject to customary closing conditions, including approval by Graphic's shareholders and regulatory approvals.

        In connection with the execution of the Merger Agreement, Riverwood Holding and certain major shareholders of Graphic entered into a Voting Agreement dated March 25, 2003 (the "Voting Agreement") pursuant to which such shareholders agreed to vote for the Graphic Merger and against any other transaction involving Graphic. In addition, pursuant to the Voting Agreement and as a condition to the effectiveness of the Graphic Merger, The Grover C. Coors Trust (the "Trust"), the holder of Graphic's 10% Series B Convertible Preferred Stock (the "Preferred Stock") has agreed to convert all of the outstanding shares of the Preferred Stock into Graphic common stock. In consideration for the Trust's conversion of the Preferred Stock, Riverwood Holding has agreed to pay the Trust, in cash, a conversion payment, in an amount equal to the estimated present value, calculated using a discount rate of 8.5%, of dividends payable to the Trust on the Preferred Stock from the effective time of the Graphic Merger through August 15, 2005, the first date on which Graphic could have redeemed the Preferred Stock. While the exact amount that will be paid to the Trust by Riverwood Holding depends upon the date of completion of the Graphic Merger, assuming that the effective time of the Graphic Merger will occur on July 1, 2003, Riverwood Holding currently anticipates that the payment in consideration for the conversion of the Preferred Stock will be approximately $19.7 million.

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

  •
  The Company's inventories are stated at the lower of cost or market with cost determined principally by the first-in, first-out ("FIFO") basis (see Note 3 in Notes to the Condensed Consolidated Financial Statements). Average cost basis is used to determine the cost of supplies inventories. Raw materials and consumables used in the production process such as wood chips and chemicals are valued at purchase cost on a FIFO basis upon receipt. Work in progress and finished goods inventories are valued at the cost of raw material consumed plus direct manufacturing costs (such as labor, utilities and supplies) as incurred and a proportion of manufacturing overhead. Inventories are stated net of an allowance for slow-moving and obsolete inventory, which is based on estimates. If the condition of the inventories or the state of the Company's business would deteriorate, additional allowances may be required which would reduce income.

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

  The Company determines its discount rate on its measurement date primarily by reference to annualized rates earned on high quality fixed income investments and yield-to-maturity analysis specific to its estimated future benefit payments. The lowering of the Company's discount rate by 1.0% would have increased its fiscal year 2002 pension expense by approximately $1.5 million. The Company has decreased its discount rate from 7.5% in 2002 to 6.5% in 2003.

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

  Recent declines in the equity markets have caused the market value of the plan assets to decrease. As a result, a minimum pension liability adjustment of $71.3 million was recorded in 2002 as a reduction of shareholders' equity.

RESULTS OF OPERATIONS

        The Company has previously restated its results of operations for the first three quarters of 2002, to report its investment in Rengo Riverwood Packaging Ltd. ("Rengo") using the equity method and to report its change in its method of determining the cost of inventories from the last-in, first-out method to the first-in, first-out method.

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

Net Sales

        As a result of the factors described below, the Company's Net Sales in the first quarter of 2003 increased by $6.9 million, or 2.3%, to $298.0 million from $291.1 million in the first quarter of 2002. Net Sales in the Coated Board business segment increased by $3.9 million, or 1.4%, to $275.9 million in the first quarter of 2003 from $272.0 million in the first quarter of 2002, due primarily to the positive impact of foreign currency exchange rates, higher sales volume in North American consumer products markets resulting principally from the Company's increased efforts designed to generate growth in the consumer packaged goods sector, and higher sales volumes from the Swedish Mill as a result of market share gains. These increases were somewhat offset by lower pricing in North American beverage markets as a result of increased beverage market competitiveness. Net Sales in the Containerboard business segment increased by $2.9 million, or 15.4%, to $22.1 million in the first quarter of 2003 from $19.2 million in the first quarter of 2002, due primarily to higher medium volumes and higher linerboard pricing as a result of slightly improved market conditions.

Gross Profit

        As a result of the factors discussed below, the Company's Gross Profit for the first quarter of 2003 increased by $0.8 million, or 1.4%, to $58.1 million from $57.3 million in the first quarter of 2002. The Company's gross profit margin decreased to 19.5% in the first quarter of 2003 from 19.7% in the first quarter of 2002.

        The following table displays the gross profit for each of the Company's segments:

	Three Months Ended March 31, 2003	Increase (Decrease) From Prior Period	Three Months Ended March 31, 2002
Coated Board
Net Sales	$275,912	1.4%	$272,026
Cost of Sales	212,219	2.3	207,469

Gross Profit	$63,693	(1.3)%	$64,557

Containerboard
Net Sales	$22,114	15.4%	$19,158
Cost of Sales	27,670	4.9	26,386

Gross Profit	$(5,556)	23.1%	$(7,228)

        Gross Profit in the Coated Board business segment decreased by $0.9 million, or 1.3%, to $63.7 million in the first quarter of 2003 from $64.6 million in the first quarter of 2002, while gross profit margin decreased to 23.1% in the first quarter of 2003 from 23.7% in the first quarter of 2002. The decrease in Coated Board Gross Profit was due primarily to the lower pricing in North American beverage markets as a result of increased beverage market competitiveness, higher energy costs and higher non-cash pension costs as a result of the decline in market values of the Company's pension assets due to unfavorable market conditions. These decreases were somewhat offset by higher Net Sales as a result of the factors discussed above and worldwide cost reductions as a result of savings gained from the Company's TQS and other initiatives. Gross Profit in the Containerboard business segment increased by $1.6 million to a loss of $5.6 million in the first quarter of 2003 from a loss of $7.2 million in the first quarter of 2002, while its gross profit margin increased to (25.1)% in the first quarter of 2003 from (37.7)% in the first quarter of 2002. The increase in Containerboard Gross Profit resulted principally from higher linerboard pricing as a result of slightly improved market conditions.

Selling, General and Administrative

        Selling, General and Administrative expenses increased by $2.3 million, or 8.2%, to $29.9 million in the first quarter of 2003 from $27.6 million in the first quarter of 2002, due primarily to increased activities to support the Company's consumer products packaging business, inflation and higher non-cash pension costs as a result of the decline in market values of the Company's pension assets due to unfavorable market conditions. As a percentage of Net Sales, Selling, General and Administrative expenses increased to 10.0% in the first quarter of 2003 from 9.5% in the first quarter of 2002.

Research, Development and Engineering

        Research, Development and Engineering expenses increased by $0.2 million, or 11.5%, to $1.5 million in the first quarter of 2003 from $1.3 million in the first quarter of 2002.

Other Expense (Income), Net

        Other Expense (Income), Net, was $1.9 million in the first quarter of 2003 as compared to $(2.5) million in the first quarter of 2002. This change was principally due to a non-cash pension adjustment recorded in the first quarter of 2002 and the approximate $1.9 million charge in the first quarter of 2003 recorded to write off deferred costs associated with the proposed initial public offering (see "—Business Trends and Initiatives").

Income from Operations

        Primarily as a result of the factors discussed above, the Company's Income from Operations in the first quarter of 2003 decreased by $6.0 million, or 19.3%, to $24.9 million from $30.9 million in the first quarter of 2002, while its operating margin decreased to 8.4% in the first quarter of 2003 from 10.6% in the first quarter of 2002. Income from Operations in the Coated Board business segment decreased by $5.2 million, or 11.9%, to $38.9 million in the first quarter of 2003 from $44.1 million in the first quarter of 2002, while the operating margin decreased to 14.1% in the first quarter of 2003 from 16.2% in the first quarter of 2002, primarily as a result of the factors described above. Income from Operations in the Containerboard business segment increased by $1.6 million, or 19.3%, to a loss of $6.7 million in the first quarter of 2003 from a loss of $8.3 million in the first quarter of 2002, while the operating margin increased to (30.2)% in the first quarter of 2003 from (43.2)% in the first quarter of 2002, primarily as a result of the factors described above.

Fluctuations in U.S. Currency Exchange Rates

        The weakening of the U.S. dollar currency exchange rates as compared to the Euro and other European currencies and the Japanese Yen had a modest impact on Net Sales, Gross Profit, Income from Operations, and operating expenses during the first quarter of 2003.

INTEREST INCOME, INTEREST EXPENSE, INCOME TAX EXPENSE, AND
EQUITY IN NET EARNINGS OF AFFILIATES

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

Equity in Net Earnings of Affiliates

        Equity in Net Earnings of Affiliates increased by $0.1 million to $0.2 million in the first quarter of 2003 from $0.1 million in the first quarter of 2002 as a result of the Company's equity in net earnings of Rengo.

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

Cash Flows

        Cash and Equivalents decreased by approximately $3.1 million in the first quarter of 2003. Cash provided by operating activities in the first quarter of 2003 totaled $17.1 million, compared to a use of cash of $0.5 million in the first quarter of 2002. This improvement was principally due to favorable changes in operating assets and liabilities, primarily receivables and accounts payable and other accrued liabilities, as the Company continues to focus on reducing its working capital levels. Cash used in investing activities in the first quarter of 2003 totaled $20.7 million, compared to $13.2 million in the first quarter of 2002. This change was principally due to a 59.4% increase in purchases of property, plant, and equipment. Cash provided by financing activities in the first quarter of 2003 totaled $0.4 million, compared to $18.9 million in the first quarter of 2002. This change was principally due to higher net borrowings under the Company's revolving credit facilities. Depreciation and amortization during the first quarter of 2003 totaled approximately $31.1 million and is expected to be approximately $125 million to $135 million in 2003.

Liquidity and Capital Resources

        The Company's liquidity needs arise primarily from debt service on its substantial indebtedness and from the funding of its capital expenditures, ongoing operating costs and working capital.

        The Senior Secured Credit Agreement, dated August 10, 2001, among the Company and certain lenders, as amended (the "Senior Secured Credit Agreement"), provides for a $335 million term loan facility (the "2001 Term Loan Facility"), a $250 million term loan facility (the "2002 Term Loan Facility" and, together under the 2001 Term Loan Facility, the "Term Loan Facilities") and a $300 million revolving credit facility (the "Revolving Facility" and collectively, the "Facilities").

        As of March 31, 2003, the Company had outstanding approximately $1,504 million of long-term debt, consisting primarily of $400 million of its 10 7/8% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes"), $500 million of its 10 5/8% Senior Notes due 2007 ("Senior Notes"), $584 million outstanding under the Term Loan Facilities, $17 million under the Revolving Facility, and other debt issues and facilities.

        The Company currently anticipates entering into the following financing transactions (the "Related Financing Transactions") in connection with the Graphic Merger:

  •
  The closing of the new senior secured credit facilities for the combined company providing for approximately $1.6 billion of term loan and revolving credit commitments.

  •
  The offer and sale by the combined company of approximately $850 million of new senior notes and/or senior subordinated notes.

  •
  The repayment of all outstanding amounts under the Senior Secured Credit Agreement and the termination of all commitments therein.

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

Covenant Restrictions

        The Senior Secured Credit Agreement, which governs the Facilities, imposes restrictions on the Company's ability to make capital expenditures and both the Senior Secured Credit Agreement and the indentures governing the Senior Subordinated Notes and the Senior Notes limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, meet its capital spending program, provide for unanticipated capital investments or take advantage of business opportunities. The covenants contained in the Senior Secured Credit Agreement, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by Riverwood and its subsidiaries, make capital expenditures and engage in certain transactions with affiliates. The covenants contained in the indentures governing the Senior Subordinated Notes and the Senior Notes also impose restrictions on the operation of the Company's business.

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

Capital Expenditures

        The Company's capital spending for the first quarter of 2003 was approximately $19.6 million, up 59.4% from $12.3 million in the first quarter of 2002. During the first quarter of 2003, the Company had capital spending of approximately $15.1 million for improving process capabilities, approximately $4.1 million for manufacturing packaging machinery and approximately $0.4 million for compliance with cluster rules. Total capital spending for 2003 is expected to be between $110 million and $120 million, and is expected to relate principally to improving the Company's process capabilities (approximately $98 million to $108 million), the production of packaging machinery (approximately $10 million) and environmental cluster rules compliance (approximately $2 million). The Company is accelerating certain capital driven cost reduction projects that will deliver benefits in 2004 and 2005. Over the next three years, the Company anticipates that it will spend approximately $22 million at its two U.S. mills to comply with the cluster rules.

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

Note:

(A)
In accordance with its debt agreements, the Company's availability under its Revolving Facility as of March 31, 2003 has been reduced by the amount of standby letter of credits issued of approximately $0.6 million.

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

        The following is a summary of the Company's derivative instruments as of March 31, 2003 and the accounting policies it employs:

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

        The Company is involved in environmental investigation and remediation projects for certain properties currently or formerly owned or operated by the Company, and at certain waste disposal sites. Some of these projects are being addressed under federal and state statutes, such as the CERCLA and analogous state laws. The Company's costs in certain instances cannot be reliably estimated until the remediation process is substantially underway or liability has been addressed. The Company accrues reserves for these contingencies when the liability is probable and the costs are reasonably estimable. The Company has accrued the following amounts for environmental losses as of March 31, 2003: approximately $0.4 million for the Line Avenue Site described below, approximately $0.3 million for the Shoreline Refinery Site described below, and approximately $0.1 million for general environmental matters. The Company is not aware of any material unaccrued loss that is reasonably estimable where liability is probable. The Company believes that based on current information and regulatory requirements, its accruals for environmental matters are adequate. However, there can be no assurance that the Company will not incur significant costs in excess of accrued amounts in connection with remediation activities and other environmental matters.

        In late 1995, the Louisiana Department of Environmental Quality (the "DEQ") notified the Predecessor of potential liability for the remediation of hazardous substances at a former wood treatment site in Shreveport, Louisiana (known as the Line Avenue Site) that the Predecessor or its predecessors previously operated. In August 2001, the Company entered into an agreement with the DEQ and the landowners to remediate the site. The agreement required the removal of soils containing wood-treating constituents in excess of regulatory standards, consolidation of these soils in a sub-portion of the site, capping of the sub-portion, land use restrictions, future operations and maintenance ("O&M") to ensure the integrity of the cap, long-term monitoring of the groundwater, and a recorded prohibition on the use of on-site groundwater. The Company contracted with a qualified contractor to remediate the site at a cost of approximately $1.3 million. In addition, each of the O&M and groundwater monitoring costs for the initial five years are expected to be approximately $0.1 million (no such costs are estimated beyond the initial five-year period). As of March 31, 2003, all of the required soil excavation and consolidation has been completed. The Company expects to complete construction of the cap by July 2003. As of March 31, 2003, the Company has paid its contractor approximately $1.0 million to remediate the site. The Company has been reimbursed approximately half of these costs from a PRP that has entered into a settlement agreement with the Company. The Company owes its contractor approximately $0.3 million in connection with activities at the site.

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

Information Concerning Forward-Looking Statements

        Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in "—Business Trends and Initiatives" concerning (a) the Company's expectation regarding downtime during 2003, (b) the improvements which the Company's long-term initiatives, including, without limitation, its TQS initiative, are designed to achieve, (c) the Company's expectation that capital expenditures will range from $110 million to $120 million in 2003, (d) the Company's expectations regarding the impact of CCE's non-renewal notification, (e) the Company's expectation regarding its beverage carton converting operations initiative, (f) the closing of the Graphic Merger is subject to the satisfaction of a number of significant conditions, and (g) the Company's expectation regarding packaging machinery placements; (ii) the statements in "—Outlook" concerning (a) the Company's expectation that its 2003 income from operations will be comparable to its 2002 income from operations as well as each of the factors which the Company believes support such expectation, (b) the Company's expectations regarding sales volumes in its worldwide beverage markets and continued growth in its North American consumer product markets, (c) the Company's expectation regarding containerboard sales and margins, and (d) the Company's expectations regarding energy costs; (iii) the statements in "—Financial Condition, Liquidity and Capital Resources" concerning (a) the Company's expectation that depreciation and amortization for 2003 will be approximately $125 million to $135 million, (b) the Company's expectation about entering into the Related Financing Transactions, (c) the Company's expectation that 2003 interest expense will be approximately $130 million to $135 million, including approximately $7 million of non-cash amortization of deferred debt issuance costs, (d) the Company's belief that cash generated from operations, together with amounts available under available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs until the maturity of the Revolving Facility, and (e) the Company's expectations with respect to capital spending that may be required to comply with the cluster rules and that, based on current knowledge, environmental costs are not expected to have a material impact on the results of operations, cash flows or financial condition of the Company, (iv) other statements as to management's or the Company's expectations and beliefs presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The important factors described elsewhere in this report (including, without limitation, those discussed in "—Financial Condition, Liquidity and Capital Resources"), the Company's Report on Form 10-K for the year ended December 31, 2002 or in other Securities and Exchange Commission filings of the Company, could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, Amendment of SFAS No. 123" ("SFAS No. 148"). This Statement provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Furthermore, SFAS No. 148 mandates new disclosures in both interim and year-end financial statements within the Company's Significant Accounting Policies footnote. The Company has elected not to adopt the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. See Note 2 in Notes to the Condensed Consolidated Financial Statements.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," or SFAS No. 149. This statement will be applied prospectively and is effective for contracts entered into or modified after June 30, 2003. The statement will be applicable to existing contracts and new contracts entered into after June 30, 2003. The Company does not expect that the adoption of SFAS No. 149 will have a material effect on the Company's financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity," or SFAS No. 150. This statement establishes standards for classification of certain financial instruments that have characteristics of both liabilities and equity in the statement of financial position. This Statement is effective for all contracts created or modified after the date the Statement was issued and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect the adoption of SFAS No. 150 to have a material impact on its financial conditions or results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures. The Company's chief executive officer and its chief financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 15d-14(c)) as of a date within 90 days prior to the filing of this quarterly report on Form 10-Q, performed under the supervision and with the participation of the Company's management, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition thereof in Exchange Act Rule 15d-14(c).

(b)
Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their most recent evaluation.

PART II—OTHER INFORMATION

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

(b)
Reports on Form 8-K.

        Filed on March 27, 2003 reporting a definitive Merger Agreement with Graphic Packaging International Corporation.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of 24th day of July, 2003.

RIVERWOOD HOLDING, INC.
(Registrant)
Date: July 24, 2003	By:	/s/ EDWARD W. STROETZ JR. Edward W. Stroetz Jr. Secretary
Date: July 24, 2003	By:	/s/ DANIEL J. BLOUNT Daniel J. Blount Senior Vice President and Chief Financial Officer

CERTIFICATIONS

        I, Stephen M. Humphrey, certify that:

1.
I have reviewed this quarterly report on Form 10-Q/A of Riverwood Holding, Inc.;

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

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
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

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: July 24, 2003
/s/ STEPHEN M. HUMPHREY Stephen M. Humphrey President and Chief Executive Officer

CERTIFICATIONS

        I, Daniel J. Blount, certify that:

1.
I have reviewed this quarterly report on Form 10-Q/A of Riverwood Holding, Inc.;

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

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
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

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: July 24, 2003
/s/ DANIEL J. BLOUNT Daniel J. Blount Senior Vice President and Chief Financial Officer

QuickLinks

PART I. FINANCIAL INFORMATION
RIVERWOOD HOLDING, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands of dollars) (unaudited)
RIVERWOOD HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) (In thousands of dollars) (unaudited)
RIVERWOOD HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands of dollars) (unaudited)
RIVERWOOD HOLDING, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
INTEREST INCOME, INTEREST EXPENSE, INCOME TAX EXPENSE, AND EQUITY IN NET EARNINGS OF AFFILIATES
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
SIGNATURE
CERTIFICATIONS