Form 10-Q
period 2003-06-30
RIVERWOOD HOLDING INC
filed 2003-08-07
CIK 886239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

Commission file number 1-13182

RIVERWOOD HOLDING, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-2205241
(State of incorporation)	(I.R.S. Employer Identification No.)

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

Yes  ☐   No  ☒

At August 4, 2003, there were 7,049,180 shares and 500,000 shares of the registrant’s Class A and Class B common stock, respectively, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

As used in this Form 10-Q, unless the context otherwise requires: ‘‘RIC’’ refers to the corporation formerly named Riverwood International Corporation; the ‘‘Predecessor’’ or the ‘‘Predecessor Company’’ refers to RIC and its subsidiaries in respect of periods prior to the 1996 Merger (as defined herein); the ‘‘Company’’ refers to the registrant, Riverwood Holding, Inc., a Delaware corporation (‘‘Riverwood Holding’’) and its subsidiaries; ‘‘RIC Holding’’ refers to RIC Holding, Inc., a Delaware corporation, successor by merger to RIC and a wholly-owned subsidiary of Riverwood Holding; and ‘‘Riverwood’’ refers to Riverwood International Corporation, a Delaware corporation formerly named Riverwood International USA, Inc. and a wholly-owned subsidiary of RIC Holding.

RIVERWOOD HOLDING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

(unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and Equivalents	$4,167	$13,757
Receivables, Net of Allowances	157,784	137,284
Inventories	174,042	174,383
Prepaid Expenses	11,874	8,566
Total Current Assets	347,867	333,990
Property, Plant and Equipment, Net of Accumulated Depreciation of $826,913 at June 30, 2003 and $777,047 at December 31, 2002	1,224,530	1,232,945
Goodwill	268,284	268,284
Patents, Licenses and Trademarks, Net of Accumulated Amortization of $25,913 and $24,029 at June 30, 2003 and December 31, 2002, respectively	41,347	42,844
Other Assets	78,673	79,609
Total Assets	$1,960,701	$1,957,672
LIABILITIES
Current Liabilities:
Short-Term Debt	$96,621	$98,696
Accounts Payable and Other Accrued Liabilities	196,099	180,652
Total Current Liabilities	292,720	279,348
Long-Term Debt, Less Current Portion	1,415,496	1,429,650
Other Noncurrent Liabilities	128,449	116,148
Total Liabilities	1,836,665	1,825,146
Contingencies and Commitments (Note 4)
Class A Redeemable Common Stock $120/share redemption value; 54,930 and 57,930 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	6,591	6,951
SHAREHOLDERS’ EQUITY
Common Stock par value $.01 per Share;
Class A Common Stock, 9,000,000 shares authorized; 7,054,930 and 7,057,930 shares designated at June 30, 2003 and December 31, 2002, respectively; 7,000,000 shares of non-redeemable Common Stock issued and outstanding at June 30, 2003 and December 31, 2002	70	70
Class B Common Stock, 3,000,000 shares authorized; 500,000 shares of non-redeemable Common Stock issued and outstanding at June 30, 2003 and at December 31, 2002	5	5
Capital in Excess of Par Value	748,748	748,748
Accumulated Deficit	(531,286)	(515,107)
Accumulated Derivative Instruments Loss	(5,667)	(6,135)
Minimum Pension Liability Adjustment	(71,304)	(71,304)
Cumulative Currency Translation Adjustment	(23,121)	(30,702)
Total Shareholders’ Equity	117,445	125,575
Total Liabilities and Shareholders’ Equity	$1,960,701	$1,957,672

See Notes to Condensed Consolidated Financial Statements.

RIVERWOOD HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands of dollars)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net Sales	$338,607	$334,428	$636,633	$625,612
Cost of Sales	276,290	259,817	516,179	493,672
Selling, General and Administrative	30,832	31,610	60,702	59,225
Research, Development and Engineering	1,903	1,145	3,370	2,461
Other Expense (Income), Net	389	1,610	2,266	(861)
Income from Operations	29,193	40,246	54,116	71,115
Loss on Early Extinguishment of Debt	—	(11,509)	—	(11,509)
Interest Income	107	613	210	1,068
Interest Expense	(33,818)	(38,369)	(67,798)	(77,429)
(Loss) before Income Taxes and Equity in Net Earnings of Affiliates	(4,518)	(9,019)	(13,472)	(16,755)
Income Tax Expense	2,398	998	3,414	1,093
Equity in Net Earnings of Affiliates	503	332	707	446
Net (Loss)	(6,413)	(9,685)	(16,179)	(17,402)
Other Comprehensive Income (Loss)
Derivative Instruments Gain (Loss), Net of Tax of $0	725	(612)	468	538
Foreign Currency Translation Adjustments, Net of Tax of $0	6,074	10,642	7,581	9,514
Comprehensive Income (Loss)	$386	$345	$(8,130)	$(7,350)

See Notes to Condensed Consolidated Financial Statements.

RIVERWOOD HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(unaudited)

	Six Months Ended
	June 30, 2003	June 30, 2002
Cash Flows from Operating Activities:
Net (Loss)	$(16,179)	$(17,402)
Noncash Items Included in Net (Loss):
Depreciation and Amortization	62,029	64,688
Loss on Early Extinguishment of Debt	—	2,967
Current and Deferred Income Taxes	204	(96)
Pension, Postemployment and Postretirement Benefits Expense, Net of Contributions	8,409	5,155
Equity in Net Earnings of Affiliates, Net of Dividends	(43)	166
Amortization of Deferred Debt Issuance Costs	3,623	3,313
Other	(559)	(1,152)
Changes in Operating Assets & Liabilities:
Receivables	(18,215)	(24,676)
Inventories	1,470	(79)
Prepaid Expenses	(3,131)	(2,219)
Accounts Payable and Other Accrued Liabilities	14,652	(6,611)
Other Noncurrent Liabilities	2,850	(1,974)
Net Cash Provided by Operating Activities	55,110	22,080

Cash Flows from Investing Activities:
Purchases of Property, Plant and Equipment	(47,635)	(23,182)
Increase in Other Assets	(1,301)	(4,284)
Net Cash Used in Investing Activities	(48,936)	(27,466)

Cash Flows from Financing Activities:
Borrowings under Revolving Credit Facilities	273,300	164,150
Payments on Revolving Credit Facilities	(250,107)	(136,046)
Proceeds from Issuance of Debt	—	250,000
Increase in Debt Issuance Costs	—	(3,336)
Premium paid on Early Extinguishment of Debt	—	(8,542)
Payments on Debt	(38,915)	(250,938)
Repurchases of Redeemable Common Stock	(360)	(420)
Net Cash (Used in) Provided by Financing Activities	(16,082)	14,868
Effect of Exchange Rate Changes on Cash	318	1,082
Net (Decrease) Increase in Cash and Equivalents	(9,590)	10,564
Cash and Equivalents at Beginning of Period	13,757	7,369
Cash and Equivalents at End of Period	$4,167	$17,933

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

On March 27, 1996, Riverwood Holding, through its wholly-owned subsidiaries, acquired all of the outstanding shares of common stock of RIC. On such date, CDRO Acquisition Corporation was merged into RIC (“1996 Merger”).  RIC, as the surviving corporation in the 1996 Merger, became a wholly-owned subsidiary of RIC Holding. On March 28, 1996, RIC transferred substantially all of its properties and assets to the corporation formerly named Riverwood International USA, Inc., other than the capital stock of Riverwood International USA, Inc., and RIC was merged into RIC Holding. Thereupon, Riverwood International USA, Inc. was renamed ‘‘Riverwood International Corporation.” Upon consummation of the subsequent merger, RIC Holding, as the surviving corporation in the subsequent merger, became the parent company of Riverwood International Corporation (‘‘Riverwood International’’).

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

References to the ‘‘Company’’ are to Riverwood Holding and its subsidiaries.

The accompanying Condensed Consolidated Financial Statements of the Company included herein have been prepared by the Company without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. The Condensed Consolidated Balance Sheet as of December 31, 2002 was derived from audited financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a summary of the Company’s significant accounting policies, please refer to the Company’s report on Form 10-K/A filed with the SEC for the year ended December 31, 2002.

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

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123 ‘‘Accounting for Stock-Based Compensation’’, the Company continues to apply intrinsic value accounting for its stock option plans under Accounting Principles Board Opinion No. 25 (‘‘APB 25’’), ‘‘Accounting for Stock Issued to Employees’’. Compensation cost for stock options, if any, is measured as the excess of the market price of the Company’s common stock at the date of grant over the exercise price to be paid by the grantee to acquire the stock. The Company has adopted disclosure-only provisions of SFAS No. 123 and SFAS No. 148, ‘‘Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123’’. The Company’s pro forma net earnings based upon the fair value at the grant dates for awards under the Company’s plans are disclosed below.

If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, the Company’s Net (Loss) would have been as follows:

	Three Months Ended		Six Months Ended
(In thousand of dollars)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net (Loss), as reported	$(6,413)	$(9,685)	$(16,179)	$(17,402)
Deduct: Total additional stock-based employee compensation cost, net of tax, that would have been included in Net (Loss) under fair value method	(32)	(70)	(155)	(126)
Pro forma Net (Loss)	$(6,445)	$(9,755)	$(16,334)	$(17,528)

The Company recognized compensation expense on stock options for which the exercise price was less than the fair value at the date of grant in the amount of $0.3 million and $1.0 million for the three months ended June 30, 2003 and 2002, and $0.6 million and $1.1 million for the six months ended June 30, 2003 and 2002, respectively.

The Company has reclassified the presentation of certain prior period information to conform to the current presentation format.

The Company has previously restated its results of operations for the first three quarters of 2002 to report its investment in Rengo Riverwood Packaging Ltd. (“Rengo”) using the equity method.

NOTE 3 - INVENTORIES

The major classes of inventories were as follows:

(In thousands of dollars)	June 30, 2003	December 31, 2002

Finished goods	$71,632	$78,518
Work-in-process	16,357	15,175
Raw materials	46,661	42,841
Supplies	39,392	37,849
Total	$174,042	$174,383

Raw materials and consumables used in the production process such as wood chips and chemicals are valued at purchase cost on a FIFO basis upon receipt. Work in progress and finished goods inventories are valued at the cost of raw material consumed plus direct manufacturing costs (such as labor, utilities and supplies) as incurred and a proportion of manufacturing overhead.

In the fourth quarter of 2002, the Company changed its method of valuing inventory from the last-in, first-out (‘‘LIFO’’) method to the first-in, first-out (“FIFO”) method as over time the FIFO method more closely matches revenues with costs. The FIFO method more accurately reflects the cost related to the actual physical flow of raw materials and finished goods inventory. Accordingly, the Company believes the FIFO method of valuing inventory will result in a better measurement of operating results. All previously reported results were restated to reflect the retroactive application of the accounting change as required by generally accepted accounting principles in the United States.

NOTE 4 - CONTINGENCIES AND COMMITMENTS

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

The federal Comprehensive Environmental Response, Compensation and Liability Act (‘‘CERCLA’’) establishes liability for waste generators, current and former site owners and operators and others in connection with releases of hazardous materials. In several instances, the Company has been identified as a Potentially Responsible Party (‘‘PRP’’) under CERCLA and similar state laws. These actions are not material.

In 1998, the U.S. Environmental Protection Agency adopted regulations (generally referred to as the “cluster rules’’) that mandated more stringent controls on air and water discharges from United States pulp and paper mills. Over the next three years, the Company anticipates that it will spend approximately $22 million at its two U.S. mills to comply with these regulations (before giving effect to the Graphic Merger). These costs have not been accrued, but rather are a part of the Company’s capital expenditure plan. Most of these costs are anticipated to be incurred in the first two quarters of 2005.

The Company is involved in environmental investigation and remediation projects for certain properties currently or formerly owned or operated by the Company, and at certain waste disposal sites. Some of these projects are being addressed under federal and state statutes, such as the CERCLA and analogous state laws. The Company’s costs in certain instances cannot be reliably estimated until the remediation process is substantially underway or liability has been addressed. The Company accrues reserves for these contingencies when the liability is probable and the costs are reasonably estimable. The Company has accrued the following amounts for environmental losses as of June 30, 2003: approximately $0.3 million for the Line Avenue Site described below, approximately $0.3 million for the Shoreline Refinery Site described below, and approximately $0.1 million for general environmental matters. The Company is not aware of any material unaccrued loss that is reasonably estimable where liability is probable. The Company believes that based on current information and regulatory requirements, its accruals for environmental matters are adequate. However, there can be no assurance that the Company will not incur significant costs in excess of accrued amounts in connection with remediation activities and other environmental matters.

In late 1995, the Louisiana Department of Environmental Quality (the ‘‘DEQ’’) notified the Predecessor of potential liability for the remediation of hazardous substances at a former wood treatment site in Shreveport, Louisiana (known as the Line Avenue Site) that the Predecessor or its predecessors previously operated. In August 2001, the Company entered into an agreement with the DEQ and the landowners to remediate the site. The agreement required the removal of soils containing wood-treating constituents in excess of regulatory standards, consolidation of these soils in a sub-portion of the site, capping of the sub-portion, land use restrictions, future operations and maintenance (‘‘O&M’’) to ensure the integrity of the cap, long-term monitoring of the groundwater, and a recorded prohibition on the use of on-site groundwater. The Company contracted with a qualified contractor to remediate the site at a cost of approximately $1.3 million. In addition, each of the O&M and groundwater monitoring costs for the initial five years are expected to be approximately $0.1 million (no such costs are estimated beyond the initial five-year period). As of June 30, 2003, all of the required soil excavation and consolidation has been completed. The Company completed construction of the cap in July 2003. As of June 30, 2003, the Company has paid its contractor approximately $1.1 million to remediate the site. The Company has been reimbursed approximately half of these costs from a PRP that has entered into a settlement agreement with the Company. The Company owes its contractor approximately $0.2 million in connection with activities at the site.

On July 6, 2000, the Company and the DEQ entered into a Settlement Agreement for remediation of a site in Caddo Parish, Louisiana (known as the Shoreline Refinery Site). The principal contamination at this site was an approximately 5 acre impoundment of oil-based sludge that appeared to originate from an oil refinery that was operated by prior operators. The remedial action contemplated by the Settlement Agreement required the neutralization, stabilization and consolidation of sludges and soils at the site, capping of the consolidated materials, the establishment of a vegetative cover, and five years of post-closure care of the capped area. The Company contracted to complete the remedial action in accordance with the terms of the Settlement Agreement. In a November 26, 2002 letter to the Company, the DEQ stated that all required construction activities were accomplished and that the five-year post-closure care and reporting period would commence. The Company conveyed the property to its contractor on October 22, 2000. Based on the terms of the Settlement Agreement, the DEQ’s November 26, 2002 letter and the fact that the property has been sold to the Company’s contractor, the Company does not expect to incur additional costs in connection with this site.

The Company is a party to a number of lawsuits arising out of the ordinary conduct of its business. While there can be no assurance as to their ultimate outcome, the Company does not believe that these lawsuits will have a material impact on the results of operations, cash flows or financial condition of the Company. As of June 30, 2003, the Company has accrued an aggregate of approximately $0.2 million for several tort, workers compensation and former employee related claims and lawsuits. The Company is not aware of any material unaccrued loss that is reasonably estimable where liability is probable.

The Company has been a plaintiff in actions filed in the U.S. District Court for the Northern District of Georgia against The MeadWestvaco Corporation (‘‘MeadWestvaco’’), successor by merger to The Mead Corporation, and R.A. Jones Co. Inc. (‘‘R.A. Jones’’) claiming infringement of the Company’s patents for its packaging machines and seeking damages sufficient to compensate for such infringement. The patents in suit were found infringed but invalid by a jury in a trial against R.A. Jones in August 2001. This finding of invalidity as to U.S. Patent Nos. 5,666,789 and 5,692,361 was appealed to the Court of Appeals for the Federal Circuit (the ‘‘CAFC’’). The suit against MeadWestvaco was dismissed by mutual agreement, subject to being refiled, pending the outcome of the appeal of the decision in the case against R.A. Jones. The CAFC vacated the holding of invalidity as to U.S. Patent Nos. 5,666,789 and 5,692,361 and remanded to the District Court for determination of proper inventive entity. The finding of infringement was affirmed by the CAFC. Further proceedings consistent with the decision of the CAFC will follow in the District Court.

NOTE 5 – BUSINESS SEGMENT INFORMATION

The Company reports its results in two business segments: Coated Board and Containerboard. These segments are evaluated by the chief operating decision maker based primarily on income from operations. The Company’s reportable segments are strategic business units that offer different products. The Coated Board business segment includes the production and sale of coated board for its beverage multiple packaging and consumer products packaging businesses from its West Monroe, Louisiana and Macon, Georgia mills and from its mill in Norrköping, Sweden; carton converting facilities in the United States, Europe and Brazil; and the design, manufacture and installation of packaging machinery related to the assembly of beverage cartons. The Containerboard business segment includes the production and sale of linerboard, corrugating medium and kraft paper from paperboard mills in the United States.

Business segment information is as follows:

	Three Months Ended		Six Months Ended
(In thousands of dollars)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
NET SALES:
Coated Board	$319,130	$315,753	$595,042	$587,779
Containerboard	19,477	18,675	41,591	37,833
	$338,607	$334,428	$636,633	$625,612

INCOME FROM OPERATIONS:
Coated Board	$43,132	$50,957	$82,012	$95,095
Containerboard	(6,404)	(4,888)	(13,081)	(13,164)
Corporate And Eliminations	(7,535)	(5,823)	(14,815)	(10,816)
	$29,193	$40,246	$54,116	$71,115

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

The following is a summary of the Company’s derivative instruments as of June 30, 2003 and the accounting policies it employs:

Hedges of Anticipated Cash Flows

The following is a reconciliation of current period changes in the fair value of the interest rate swap agreements and foreign currency forward and option contracts which have been recorded as Accumulated Derivative Instruments Loss in the accompanying Condensed Consolidated Balance Sheets at June 30, 2003 and December 31, 2002 and as Derivative Instruments Gain (Loss) in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2003.

(In thousands of dollars)

Balance at December 31, 2001	$(4,570)
Reclassification to earnings	6,014
Current period decrease in fair value	(7,579)
Balance at December 31, 2002	(6,135)
Reclassification to earnings	(2,699)
Current period increase in fair value	3,167
Balance at June 30, 2003	$(5,667)

At June 30, 2003, there was no material ineffective portion related to the changes in fair value of the interest rate swap agreements or foreign currency option contracts and there were no amounts excluded from the measure of effectiveness.

The Company uses interest rate swap agreements to fix a portion of its variable rate Term Loan Facility to a fixed rate in order to reduce the impact of interest rate changes on future income. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense related to the debt. At June 30, 2003, the Company had interest rate swap agreements with a notional amount of $330 million, which expire on various dates through the year 2003 and 2004 under which the Company will pay fixed rates of 2.21% to 3.52% and receive three-month LIBOR.

The balance of $5.7 million recorded in Accumulated Derivative Instruments Loss at June 30, 2003 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in the related hedged exposure. The estimated amount to be reclassified into future earnings as interest expense over the next twelve months through June 30, 2004 is approximately $4.0 million. The actual amount that will be reclassified to future earnings over the next twelve months may vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings during 2003 in connection with forecasted transactions that were no longer considered probable of occurring.

Derivatives not Designated as Hedges

The Company has foreign currency forward contracts used to hedge the exposure associated with foreign currency denominated receivables. These contracts are presently being marked-to-market through the income statement and will continue to be marked-to-market through the income statement.

The Company enters into fixed price natural gas contracts designed to effectively hedge prices for a substantial portion of its natural gas requirements at its two U.S. mills. The purpose of the fixed price natural gas contracts is to eliminate or reduce price risk with a focus on making cash flows more predictable. As of June 30, 2003, the Company had entered into contracts to hedge substantially all of its natural gas requirements for its two U.S. mills through January 31, 2004. The contract price and fair value of these natural gas contracts was approximately $14.2 million and $16.8 million, respectively. These contracts are not accounted for as derivative instruments under SFAS No. 133, as they qualify for the normal purchase exemption.

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143, ‘‘Accounting for Asset Retirement Obligations’’ (‘‘SFAS No. 143’’), which is effective January 1, 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 effective January 1, 2003 and the adoption did not have a significant impact on its financial position and results of operations.

In April 2002, the FASB issued SFAS No. 145, ‘‘Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002’’ (‘‘SFAS No. 145’’). This statement rescinds SFAS No. 4, ‘‘Reporting Gains and Losses from Extinguishment of Debt’’ (‘‘SFAS No. 4’’) and an amendment of the Statement, SFAS No. 64, ‘‘Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.’’ This Statement also rescinds SFAS No. 44, ‘‘Accounting for Intangible Assets of Motor Carriers.’’ This statement amends SFAS No. 13, ‘‘Accounting for Leases’’, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145 effective January 1, 2003 and the adoption resulted in a reclassification of expenses from Extraordinary Loss on Early Extinguishment of Debt to Loss on Early Extinguishment of Debt included in (Loss) before Income Taxes and Equity in Net Earnings of Affiliates of approximately $11.5 million, $8.7 million and $2.1 million for the years ended December 31, 2002, 2001 and 2000, respectively, associated with the rescission of SFAS No. 4.

In July 2002, the FASB issued SFAS No. 146, ‘‘Accounting for Costs Associated with Exit or Disposal Activities’’ (‘‘SFAS No. 146’’), which was effective December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (‘‘EITF’’) Issue No. 94-3, ‘‘Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).’’ This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and concludes that an entity’s commitment to an exit plan does not by itself create a present obligation that meets the definition of a liability. This Statement also establishes that fair value is the objective of initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted SFAS No. 146 effective January 1, 2003 and the adoption did not have a significant impact on its financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148, ‘‘Accounting for Stock-Based Compensation— Transition and Disclosure, Amendment of SFAS No. 123’’ (‘‘SFAS No. 148’’). This Statement provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation.’’ Furthermore, SFAS No. 148 mandates new disclosures in both interim and year-end financial statements within the Company’s Significant Accounting

Policies footnote. The Company has elected not to adopt the recognition provisions of SFAS No. 123, as amended by SFAS No. 148 (See Note 2).

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (“SFAS No. 149”). This statement will be applied prospectively and is effective for contracts entered into or modified after June 30, 2003. The statement will be applicable to existing contracts and new contracts entered into after June 30, 2003. The Company does not expect that the adoption of SFAS No.149 will have a material effect on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity,” (“SFAS No. 150”). This statement establishes standards for classification of certain financial instruments that have characteristics of both liabilities and equity in the statement of financial position. This Statement is effective for all contracts created or modified after the date the Statement was issued and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect the adoption of SFAS No. 150 to have a material impact on its financial condition or results of operations.

The Emerging Issues Task Force (“EITF”) issued EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”), which is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The Company does not believe that the adoption of EITF No. 00-21 will have a significant impact on its financial position and results of operations.

NOTE 8 - DEFINITIVE MERGER AGREEMENT

On March 25, 2003, Riverwood Holding, Riverwood Acquisition Sub LLC, a Delaware limited liability company and a wholly-owned subsidiary of Riverwood Holding (‘‘Merger Sub’’), and Graphic Packaging International Corporation, a Colorado corporation (‘‘Graphic’’), entered into the Agreement and Plan of Merger (the “Merger Agreement’’). Pursuant to the Merger Agreement and other related transaction documents, Graphic will merge with and into Merger Sub (the ‘‘Graphic Merger’’). Prior to consummation of the Graphic Merger, Riverwood Holding will effect a stock split. In connection with the Graphic Merger, the shareholders of Graphic will receive one share of Riverwood Holding common stock and associated Riverwood Holding shareholder rights for each share of Graphic common stock and associated Graphic shareholder rights they own immediately prior to the Graphic Merger. The Merger Agreement has been approved by the respective Boards of Directors of Riverwood Holding and Graphic. Consummation of the Graphic Merger is subject to customary closing conditions.

In connection with the execution of the Merger Agreement, Riverwood Holding and certain major shareholders of Graphic entered into a Voting Agreement, dated March 25, 2003 (the ‘‘Voting Agreement’’), pursuant to which such shareholders agreed to vote for the Graphic Merger and against any other transaction involving Graphic. In addition, pursuant to the Voting Agreement and as a condition to the effectiveness of the Graphic Merger, The Grover C. Coors Trust (the “Trust”), the holder of Graphic’s 10% Series B Convertible Preferred Stock (the ‘‘Preferred Stock’’) has agreed to convert all of the outstanding shares of the Preferred Stock into Graphic common stock. In consideration for the Trust’s conversion of the Preferred Stock, Riverwood Holding has agreed to pay the Trust, in cash, a conversion payment, in an amount equal to the estimated present value, calculated using a discount rate of 8.5%, of dividends payable to the Trust on the Preferred Stock from the effective time of the Graphic Merger through August 15, 2005, the first date on which Graphic could have redeemed the Preferred Stock. Riverwood Holding currently anticipates that the payment in consideration for the conversion of the Preferred Stock will be approximately $19.8 million.

NOTE 9 - SUBSEQUENT EVENT

On July 17, 2003, Riverwood Holding’s Form S-4 registration statement for the registration under the Securities Act of 1933 of the shares of Riverwood Holding common stock being issued to Graphic stockholders in the Graphic Merger was declared effective by the SEC. On August 7, 2003, at a special meeting of Graphic stockholders, the Graphic stockholders voted to approve the Merger Agreement. The Graphic Merger is expected to close on August 8, 2003, subject to customary closing conditions.

NOTE 10 – SUBSEQUENT ADOPTION OF AN ACCOUNTING PRONOUNCEMENT

As discussed in Note 7, the Company adopted SFAS No. 145 effective January 1, 2003 and the adoption resulted in a reclassification of expenses from Extraordinary Loss on Early Extinguishment of Debt to Loss on Early Extinguishment of Debt included in (Loss) before IncomeTaxes and Equity in Net Earnings of Affiliates of approximately $11.5 million, $8.7 million and $2.1 million for the years ended December 31, 2002, 2001 and 2000 respectively, associated with the rescission of SFAS No. 4.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, the following discussion and analysis does not give effect to the Graphic Merger (defined below) and the related transactions.  Accordingly, this discussion and analysis does not reflect the significant impact that the Graphic Merger and the related transactions will have on the Company.

General

The Company reports its results in two business segments: Coated Board (relating to the Company’s coated unbleached kraft paperboard (‘‘CUK Board’’) used in its beverage multiple packaging and consumer products packaging businesses) and Containerboard. The Coated Board business segment includes (1) the production and sale of CUK Board for cartons from the Company’s West Monroe, Louisiana and Macon, Georgia mills and white lined chip board (‘‘WLC’’) from its paper mill in Norrköping, Sweden; (2) carton converting plants in the United States, Europe and Brazil; and (3) the design, manufacture and installation of packaging machinery related to the assembly of cartons for beverage and non-beverage consumer products applications. The Containerboard business segment includes the production and sale of linerboard, corrugating medium and kraft paper from paperboard mills in the United States. The Company intends to stop producing linerboard as it continues to shift production capacity to higher margin CUK Board.

The table below sets forth EBITDA as defined in the Company’s Senior Secured Credit Agreement, (defined below), which we refer to as “Credit Agreement EBITDA”. Credit Agreement EBITDA as presented below is a financial measure that is used in the Senior Secured Credit Agreement.  Credit Agreement EBITDA is not a defined term under accounting principles generally accepted in the United States and should not be considered as an alternative to income from operations or net income as a measure of operating results or cash flows as a measure of liquidity. Credit Agreement EBITDA differs from the term “EBITDA” (earnings before interest expense, income tax expense, and depreciation and amortization) as it is commonly used.  In addition to adjusting net income to exclude interest expense, income tax expense, and depreciation and amortization, Credit Agreement EBITDA also adjusts net income by excluding certain other items and expenses, as specified below. The Senior Secured Credit Agreement requires the Company to comply with a specified debt to Credit Agreement EBITDA leverage ratio and a specified Credit Agreement EBITDA to consolidated interest expense ratio for specified periods. The specific ratios are set out under “—Financial Condition, Liquidity, and Capital Resources” below.

Borrowings under the Senior Secured Credit Agreement are a key source of the Company’s liquidity. The Company’s ability to borrow under the Senior Secured Credit Agreement is dependent on, among other things, its compliance with the financial ratio covenants referred to in the preceding paragraph. Failure to comply with these financial ratio covenants would result in a violation of the Senior Secured Credit Agreement and, absent a waiver or amendment from the lenders under such agreement, permit the acceleration of all outstanding borrowings under the Senior Secured Credit Agreement.

The calculation of Credit Agreement EBITDA for the periods indicated is set forth below:

	Three Months Ended		Six Months Ended
(In thousands of dollars)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net (Loss)	$(6,413)	$(9,685)	$(16,179)	$(17,402)
Income Tax Expense	2,398	998	3,414	1,093
Interest Expense, Net	33,711	37,756	67,588	76,361
Depreciation and Amortization	30,868	32,585	62,029	64,688
Equity in Net Earnings of Affiliates	(503)	(332)	(707)	(446)
Other non-cash charges (A)	6,426	5,685	9,984	4,961
Dividends from equity investments	664	—	664	612
Loss on Early Extinguishment of Debt	—	11,509	—	11,509
Credit Agreement EBITDA (B)	$67,151	$78,516	$126,793	$141,376

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

Business Trends and Initiatives

The Company’s net sales, income from operations and cash flow from operations are influenced by sales volume and selling prices for its products and raw material and energy costs, and are affected by a number of significant business, economic and competitive factors. Many of these factors are not within the Company’s control. Historically, in the Coated Board business segment, the Company has experienced stable pricing for its integrated beverage carton products, and moderate cyclical pricing for its cartonboard, which historically has been principally sold in the open market. The Company’s cartonboard sales are affected by competition from competitors’ CUK Board and other substrates— solid bleached sulfate (‘‘SBS’’), recycled clay coated news (‘‘CCN’’) and, internationally, WLC—as well as by general market conditions.

In the Containerboard business segment, conditions in the cyclical worldwide commodity paperboard markets have a substantial impact on the Company’s Containerboard sales. During the first six months of 2003, the Company did not take any market related downtime at its U.S. mills. The Company does not expect to take any market related downtime during 2003.

Energy, including natural gas, fuel oil and electricity, represents a significant portion of the Company’s manufacturing costs. During the first six months of 2003, the Company’s financial results were negatively affected by energy costs when compared to the first six months of 2002. The Company entered into fixed price natural gas contracts designed to mitigate the impact of future cost increases for its natural gas requirements at its two U.S. mills through and including January 31, 2004, and will continue to evaluate its position.

In the fourth quarter of 2002, the Company was notified by Coca-Cola Enterprises (‘‘CCE’’) that CCE will not renew its supply contract with the Company. Under this contract, which expired on March 31, 2003, the Company supplied to CCE beverage cartons made from the Company’s CUK Board, packaging machines and related services. The Company’s supply contracts with its independent Coca-Cola bottling company customers are not subject to CCE’s non-renewal notification. CCE’s action did not impact the Company’s 2002 results of operations. The impact on the Company’s 2003 results of operations will depend, in part, on the extent to which the Company supplies beverage cartons to CCE during a phase-out period that began on April 1, 2003, which the Company continues to discuss with CCE. The Company continues to explore opportunities to replace the volumes that it will lose as a result of CCE’s decision by seeking to increase sales to existing and new customers and to develop new applications for its CUK Board. The Company continues to evaluate the impact of these developments and the recent increase in beverage market competitiveness on its future pricing for its beverage packaging products. The Company can provide no assurances that it will be able to replace all or any portion of the volumes it had expected to supply to CCE in 2003 and future periods or that it will be able to maintain current pricing levels on its beverage packaging products. If the Company cannot replace such volumes, the Company estimates that its volumes will be negatively impacted by approximately 17,000 tons in 2003 and 36,000 tons in 2004 and thereafter. In 2002, the CCE business represented approximately 5% of the Company’s consolidated net sales.

The Company is pursuing a number of long-term initiatives designed to improve productivity and profitability. The Company realigned its business into commercially-focused operating units, implemented a global restructuring program, implemented a number of cost saving measures and effected several management changes. The Company is continuing to implement a global Total Quality Systems (‘‘TQS’’) initiative which uses statistical process control to help design and manage all types of activities including production and maintenance.

In addition, the Company is continuing to implement a strategy focused on the expansion into the high-growth segments of the consumer products packaging market. The Company is targeting segments of the non-beverage consumer products packaging market where it intends to capitalize on its expertise in beverage multiple packaging.

The Company is implementing an initiative designed to enhance the competitiveness of its beverage carton converting operations. This initiative is expected to add new manufacturing technology, add press capacity and consolidate certain of the Company’s beverage carton converting operations. The Company expects to make a capital investment of approximately $75 million through 2005.

The Company expects capital expenditures will range from $110 million to $120 million in 2003 (before giving effect to the Graphic Merger) as the Company invests to improve its process capabilities, in packaging machinery, and to comply with environmental cluster rules. See ‘‘—Environmental and Legal Matters.’’ The Company is accelerating certain capital driven cost reduction projects that will deliver benefits in 2004 and 2005. The Company continues to evaluate its current operations and assets with a view to rationalizing its operations and improving profitability, in particular with respect to its international converting assets and strategy. Finally, the Company is continuing to focus on reducing working capital and increasing liquidity.

Packaging machinery placements during the first six months of 2003 decreased approximately 33% when compared to the first six months of 2002. This decrease was partially due to the timing of shipments. The Company expects packaging machinery placements for 2003 to be comparable to 2002. The Company has been and will continue to be selective in future packaging machinery placements to ensure appropriate returns.

On March 25, 2003, Riverwood Holding, Riverwood Acquisition Sub LLC, a Delaware limited liability company and a wholly-owned subsidiary of Riverwood Holding (‘‘Merger Sub’’), and Graphic Packaging International Corporation, a Colorado corporation (‘‘Graphic’’), entered into the Agreement and Plan of

Merger (the ‘‘Merger Agreement’’). Pursuant to the Merger Agreement and other related transaction documents, Graphic will merge with and into Merger Sub (the ‘‘Graphic Merger’’). Prior to consummation of the Graphic Merger, Riverwood Holding will effect a stock split. In connection with the Graphic Merger, the shareholders of Graphic will receive one share of Riverwood Holding common stock and associated Riverwood Holding shareholder rights for each share of Graphic common stock and associated Graphic shareholder rights they own immediately prior to the Graphic Merger. The Merger Agreement has been approved by the respective Boards of Directors of Riverwood Holding and Graphic. Consummation of the Graphic Merger is subject to customary closing conditions.

In connection with the execution of the Merger Agreement, Riverwood Holding and certain major shareholders of Graphic entered into a Voting Agreement, dated March 25, 2003 (the ‘‘Voting Agreement’’), pursuant to which such shareholders agreed to vote for the Graphic Merger and against any other transaction involving Graphic. In addition, pursuant to the Voting Agreement and as a condition to the effectiveness of the Graphic Merger, The Grover C. Coors Trust (the “Trust”), the holder of Graphic’s 10% Series B Convertible Preferred Stock (the ‘‘Preferred Stock’’) has agreed to convert all of the outstanding shares of the Preferred Stock into Graphic common stock. In consideration for the Trust’s conversion of the Preferred Stock, Riverwood Holding has agreed to pay the Trust, in cash, a conversion payment, in an amount equal to the estimated present value, calculated using a discount rate of 8.5%, of dividends payable to the Trust on the Preferred Stock from the effective time of the Graphic Merger through August 15, 2005, the first date on which Graphic could have redeemed the Preferred Stock. Riverwood Holding currently anticipates that the payment in consideration for the conversion of the Preferred Stock will be approximately $19.8 million.

On July 17, 2003, Riverwood Holding’s Form S-4 registration statement for the registration under the Securities Act of 1933 of the shares of Riverwood Holding common stock being issued to Graphic stockholders in the Graphic Merger was declared effective by the Securities and Exchange Commission. On August 7, 2003, at a special meeting of Graphic stockholders, the Graphic stockholders voted to approve the Merger Agreement. The Graphic Merger is expected to close on August 8, 2003, subject to customary closing conditions.

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

The Company believes the following accounting policies are the most critical since these policies require significant judgment or involve complex estimations that are important to the portrayal of the Company’s financial conditions and operating results:

•  Revenue Recognition — The Company receives revenue from the sales of manufactured products, the leasing of packaging machinery, and the servicing of packaging machinery.  The Company recognizes sales revenue when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the Company’s price to the buyer is fixed and determinable, and collectibility of the sales price is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership.  The timing of revenue recognition is largely dependent on shipping terms.  Revenue is recorded at the time of shipment for terms designated as free on board, or f.o.b., shipping point.  For sales transactions designated f.o.b. destination, revenue is recorded when the product is delivered to the customer’s delivery site.  The Company recognizes revenues on its annual and multi-year carton supply contracts as the shipment occurs in accordance with the shipping terms discussed above.

Payments from packaging machinery use agreements are recognized on a straight-line basis over the term of the agreements.  Service revenue on packaging machinery is recorded at the time of service.

Discounts and allowances are comprised of trade allowances, cash discounts, and sales returns. Cash discounts and sales returns are estimated using historical experience. Trade allowances are based on the estimated obligations and historical experience. Rebates are determined based on the quantity purchased and are recorded at the time of sale.

•  Inventory Costing — The Company’s inventories are stated at the lower of cost or market with cost determined principally by the first-in, first-out (‘‘FIFO’’) basis (see Note 3 in Notes to the Condensed Consolidated Financial Statements). Average cost basis is used to determine the cost of supplies inventories. Raw materials and consumables used in the production process such as wood chips and chemicals are valued at purchase cost on a FIFO basis upon receipt. Work in progress and finished goods inventories are valued at the cost of raw material consumed plus direct manufacturing costs (such as labor, utilities and supplies) as incurred and a proportion of manufacturing overhead.  Inventories are stated net of an allowance for slow-moving and obsolete inventory, which is based on estimates. If the condition of the inventories or the state of the Company’s business would deteriorate, additional allowances may be required which would reduce income.

•  Recovery of Long-Lived Assets — The Company reviews long-lived assets, including goodwill and certain identifiable intangibles for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Upon determination that the carrying value of the assets is impaired, the Company would record an impairment charge or loss.

•  Legal Accruals, Environmental Expenditures and Remediation Liabilities — The Company faces uncertainties relating to pending litigation and environmental investigation and remediation obligations. The Company records accruals for such items based on estimates developed in consultation with legal counsel and environmental consultants at the time when the liability is probable and the costs are reasonably estimated. While there can be no assurance as to the ultimate outcome of any current lawsuits, claims or investigations relating to such uncertainties, the Company does not believe that such uncertainties will have a material adverse impact on the results of operations, cash flows or financial condition of the Company. However, future uncertainties may have a material adverse impact on the results of operations, cash flows or financial condition of the Company.

•  Retirement Related Benefits — The Company sponsors defined benefit plans, or the plans, for eligible employees and retirees. The effect of the plans on its Consolidated Financial Statements is subject to many assumptions. The Company believes that the most critical assumptions are (1) the discount rate; (2) the rate of increase in future compensation levels; and (3) the expected long-term rate of return on plan assets. The projected unit credit cost method is used for valuation purposes.

The Company determines its discount rate on its measurement date primarily by reference to annualized rates earned on high quality fixed income investments and yield-to-maturity analysis specific to its estimated future benefit payments. The lowering of the Company’s discount rate by 1.0% would have increased its fiscal year 2002 pension expense by approximately $1.5 million. The Company has decreased its discount rate from 7.5% in 2002 to 6.5% in 2003.

The Company’s rate of increase in future compensation levels is based primarily on labor contracts currently in effect with its employees under collective bargaining agreements and expected future pay rate increases for its other employees. Increasing its rate of increase in future compensation levels by 1.0% would have increased its fiscal year 2002 pension expense by approximately $0.5 million. The Company does not expect to change the rate of increase in future compensation levels from the 4.5% rate in 2002 during 2003.

The expected long-term rate of return on its plan assets is based primarily on plan-specific asset/liability investment studies performed by outside consultants and recent and historical returns on its plans’ assets. The lowering of its expected long-term rate of return by 1.0% would have increased its fiscal year 2002 pension expense by approximately $2.2 million. The Company expects that it will decrease the expected long-term rate of return from 8.5% in 2002 to approximately 8.0% in 2003.

Non-cash pension expense recorded by the Company for the twelve month period ended December 31, 2002 was approximately $4.0 million; no cash contributions were made to the plans by the Company during the twelve month period ended December 31, 2002.

Recent declines in the equity markets have caused the market value of the plan assets to decrease. As a result, a minimum pension liability adjustment of $71.3 million was recorded in 2002 as a reduction of shareholders’ equity.

RESULTS OF OPERATIONS

The Company has previously restated its results of operations for the first three quarters of 2002, to report its investment in Rengo Riverwood Packaging Ltd. (“Rengo”) using the equity method and to report its change in its method of determining the cost of inventories from the last-in, first-out method to the FIFO method.

	Three Months Ended			Six Months Ended
		Increase (Decrease)			Increase (Decrease)
(In thousands of dollars)	June 30, 2003	From Prior Period	June 30, 2002	June 30, 2003	From Prior Period	June 30, 2002
Net Sales (Segment Data):
Coated Board	$319,130	1.1%	$315,753	$595,042	1.2%	$587,779
Containerboard	19,477	4.3	18,675	41,591	9.9	37,833
Net Sales	338,607	1.2	334,428	636,633	1.8	625,612
Cost of Sales	276,290	6.3	259,817	516,179	4.6	493,672
Gross Profit	62,317	(16.5)	74,611	120,454	(8.7)	131,940
Selling, General and Administrative	30,832	(2.5)	31,610	60,702	2.5	59,225
Research, Development and Engineering	1,903	66.2	1,145	3,370	36.9	2,461
Other Expense (Income), Net	389	(75.8)	1,610	2,266	NM	(861)
Income from Operations	$29,193	(27.5)%	$40,246	$54,116	(23.9)%	71,115

Income (Loss) from Operations
(Segment Data):
Coated Board	$43,132	(15.4)%	$50,957	$82,012	(13.8)%	95,095
Containerboard	(6,404)	(31.0)	(4,888)	(13,081)	0.6	(13,164)
Corporate and Eliminations	(7,535)	(29.4)	(5,823)	(14,815)	(37.0)	(10,816)
Income from Operations	$29,193	(27.5)%	$40,246	$54,116	(23.9)%	71,115

Other Financial Data:

Net Sales:
Carrierboard	$227,755	(0.2)%	$228,222	$411,766	(1.1)%	$416,330
Cartonboard	59,980	0.1	59,898	119,144	2.7	116,062
White lined chip board	23,335	21.5	19,208	48,197	26.0	38,243
Containerboard	19,477	4.3	18,675	41,591	9.9	37,833
Other (A)	8,060	(4.3)	8,425	15,935	(7.1)	17,144

NM = Not Meaningful

Note:

(A) Other primarily represents revenue recognized from packaging machinery service and use agreements and sales of certain by-products.

Paperboard Shipments

The following represents shipments of coated board and containerboard to outside customers. Shipments of coated board represent sales to customers of beverage carrierboard and folding cartonboard. Shipments of white lined chip board represent sales to customers of WLC produced at the Swedish Mill. Shipments of containerboard represent sales to customers of linerboard, corrugating medium, kraft paper and various other items. Other primarily represents shipments of certain by-products. Total shipments for the three months and six months ended June 30, 2003 and 2002 were as follows:

	Three Months Ended			Six Months Ended
		Increase (Decrease)			Increase (Decrease)
(In thousands of tons)	June 30, 2003	From Prior Period	June 30, 2002	June 30, 2003	From Prior Period	June 30, 2002
Coated Board
Carrierboard	186.8	(0.3)%	187.4	339.2	(0.8)%	342.1
Cartonboard	89.1	(6.3)	95.1	179.1	(2.8)	184.2
White Lined Chip Board	38.7	(0.3)	38.8	81.7	4.6	78.1
Containerboard	57.3	3.2	55.5	122.4	8.3	113.0
Other	2.3	(53.1)	4.9	5.9	(48.2)	11.4
	374.2	(2.0)%	381.7	728.3	(0.1)%	728.8

SECOND QUARTER 2003 COMPARED WITH SECOND QUARTER 2002

Net Sales

As a result of the factors described below, the Company’s Net Sales in the second quarter of 2003 increased by $4.2 million, or 1.2%, to $338.6 million from $334.4 million in the second quarter of 2002. Net Sales in the Coated Board business segment increased by $3.3 million, or 1.1%, to $319.1 million in the second quarter of 2003 from $315.8 million in the second quarter of 2002, due primarily to the positive impact of foreign currency exchange rates. This increase was somewhat offset by lower pricing in North American beverage markets and lower volumes in international consumer products markets, both primarily as a result of increased market competitiveness. Net Sales in the Containerboard business segment increased by $0.8 million, or 4.3%, to $19.5 million in the second quarter of 2003 from $18.7 million in the second quarter of 2002, due primarily to higher linerboard volumes somewhat offset by lower medium volumes and pricing as a result of a slight downturn in medium market conditions.

Gross Profit

As a result of the factors discussed below, the Company’s Gross Profit for the second quarter of 2003 decreased by $12.3 million, or 16.5%, to $62.3 million from $74.6 million in the second quarter of 2002. The Company’s gross profit margin decreased to 18.4% in the second quarter of 2003 from 22.3% in the second quarter of 2002.

The following table displays the gross profit for each of the Company’s segments:

	Three Months Ended
		% Increase (Decrease)
	June 30, 2003	From Prior Period	June 30, 2002
Coated Board
Net Sales	$319,130	1.1%	$315,753
Cost of Sales	251,339	5.8	237,635
Gross Profit	$67,791	(13.2)%	$78,118

Containerboard
Net Sales	$19,477	4.3%	$18,675
Cost of Sales	24,951	12.5	22,182
Gross Profit	$(5,474)	(56.1)%	$(3,507)

Gross Profit in the Coated Board business segment decreased by $10.3 million, or 13.2%, to $67.8 million in the second quarter of 2003 from $78.1 million in the second quarter of 2002, while its gross profit margin decreased to 21.2% in the second quarter of 2003 from 24.7% in the second quarter of 2002. The decrease in Coated Board Gross Profit was due primarily to lower pricing in North American beverage markets as a result of increased beverage market competitiveness, lower margin product mix in North American beverage markets, higher energy costs and higher non-cash pension costs as a result of the decline in market values of the Company’s pension assets due to unfavorable market conditions and recently renewed union contracts. These decreases were somewhat offset by higher Net Sales as a result of the factors discussed above and worldwide cost reductions as a result of savings gained from the Company’s profit improvement initiatives. Gross Profit in the Containerboard business segment decreased by $2.0 million to a loss of $5.5 million in the second quarter of 2003 from a loss of $3.5 million in the second quarter of 2002, while its gross profit margin decreased to (28.1)% in the second quarter of 2003 from (18.8)% in the second quarter of 2002. The decrease in Containerboard Gross Profit resulted principally from lower medium pricing as a result of a slight downturn in market conditions.

Selling, General and Administrative

Selling, General and Administrative expenses decreased by $0.8 million, or (2.5)%, to $30.8 million in the second quarter of 2003 from $31.6 million in the second quarter of 2002, due primarily to lower incentive compensation expenses somewhat offset by non-capitalizable costs related to the Graphic Merger. As a percentage of Net Sales, Selling, General and Administrative expenses decreased to 9.1% in the second quarter of 2003 from 9.5% in the second quarter of 2002.

Research, Development and Engineering

Research, Development and Engineering expenses increased by $0.8 million, or 66.2%, to $1.9 million in the second quarter of 2003 from $1.1 million in the second quarter of 2002, due primarily to higher research and development investing relating to products of the Company’s two U.S. mills and packaging machinery.

Other Expense (Income), Net

Other Expense (Income), Net, was $0.4 million in the second quarter of 2003 as compared to $1.6 million in the second quarter of 2002. This change was principally due to lower expenses associated with the Company’s hedging programs.

Income from Operations

Primarily as a result of the factors discussed above, the Company’s Income from Operations in the second quarter of 2003 decreased by $11.0 million, or 27.5%, to $29.2 million from $40.2 million in the second quarter of 2002, while its operating margin decreased to 8.6% in the second quarter of 2003 from 12.0% in the second quarter of 2002. Income from Operations in the Coated Board business segment decreased by $7.8 million, or 15.4%, to $43.1 million in the second quarter of 2003 from $51.0 million in the second quarter of 2002, while the operating margin decreased to 13.5% in the second quarter of 2003 from 16.1% in the second quarter of 2002, primarily as a result of the factors described above. Income from Operations in the Containerboard business segment decreased by $1.5 million, or 31.0%, to a loss of $6.4 million in the second quarter of 2003 from a loss of $4.9 million in the second quarter of 2002, while the operating margin decreased to (32.9)% in the second quarter of 2003 from (26.2)% in the second quarter of 2002, primarily as a result of the factors described above.

Fluctuations in U.S. Currency Exchange Rates

The weakening of the U.S. dollar currency exchange rates as compared to the Euro and other European currencies and the Japanese Yen had a modest impact on Net Sales, Gross Profit, Income from Operations, and operating expenses during the second quarter of 2003.

FIRST SIX MONTHS 2003 COMPARED WITH FIRST SIX MONTHS 2002

Net Sales

As a result of the factors described below, the Company’s Net Sales in the first six months of 2003 increased by $11.0 million, or 1.8%, to $636.6 million from $625.6 million in the first six months of 2002. Net Sales in the Coated Board business segment increased by $7.2 million, or 1.2%, to $595.0 million in the first six months of 2003 from $587.8 million in the first six months of 2002, due primarily to the positive impact of foreign currency exchange rates. This increase was somewhat offset by lower pricing in North American beverage markets and lower volumes in international consumer products markets, both primarily as a result of increased market competitiveness. Net Sales in the Containerboard business segment increased by $3.8 million, or 9.9%, to $41.6 million in the first six months of 2003 from $37.8 million in the first six months of 2002, due primarily to higher medium volumes and higher linerboard pricing, somewhat offset by slightly lower medium pricing due to changing conditions in the respective markets.

Gross Profit

As a result of the factors discussed below, the Company’s Gross Profit in the six months of 2003 decreased by $11.4 million, or 8.7%, to $120.5 million from $131.9 million in the first six months of 2002. The Company’s gross profit margin decreased to 18.9% in the first six months of 2003 from 21.1% in the first six months of 2002.

The following table displays the gross profit for each of the Company’s segments:

	Six Months Ended
		% Increase (Decrease)
	June 30, 2003	From Prior Period	June 30, 2002
Coated Board
Net Sales	$595,042	1.2%	$587,779
Cost of Sales	463,558	4.1	445,104
Gross Profit	$131,484	(7.8)%	$142,675

Containerboard
Net Sales	$41,591	9.9%	$37,833
Cost of Sales	52,621	8.3	48,568
Gross Profit	$(11,030)	(2.7)%	$(10,735)

Gross Profit in the Coated Board business segment decreased by $11.2 million, or 7.8%, to $131.5 million in the first six months of 2003 from $142.7 million in the first six months of 2002, while its gross profit margin decreased to 22.1% in the first six months of 2003 from 24.3% in the first six months of 2002. The decrease in Coated Board Gross Profit was due primarily to lower pricing in North American beverage markets as a result of increased beverage market competitiveness, lower margin product mix in North American beverage markets, higher energy costs and higher non-cash pension costs as a result of the decline in market values of the Company’s pension assets due to unfavorable market conditions and recently renewed union contracts. These decreases were somewhat offset by higher Net Sales as a result of the factors discussed above and worldwide cost reductions as a result of savings gained from the Company’s profit improvement initiatives. Gross Profit in the Containerboard business segment decreased by $0.3 million to a loss of $11.0 million in the first six months of 2003 from a loss of $10.7 million in the first six months of 2002, while its gross profit margin decreased to (26.5)% in the first six months of 2003 from (28.4)% in the first six months of 2002. The decrease in Containerboard Gross Profit resulted principally from slightly lower medium pricing as a result of a slight downturn in market conditions.

Selling, General and Administrative

Selling, General and Administrative expenses increased by $1.5 million, or 2.5%, to $60.7 million in the first six months of 2003 from $59.2 million in the first six months of 2002, due primarily to non-capitalizable costs related to the Graphic Merger, increased activities to support the Company’s consumer products packaging business, and inflation, somewhat offset by lower incentive compensation expenses. As a percentage of Net Sales, Selling, General and Administrative expenses was 9.5% in the first six months of 2003 and 2002.

Research, Development and Engineering

Research, Development and Engineering expenses increased by $0.9 million, or 36.9%, to $3.4 million in the first six months of 2003 from $2.5 million in the first six months of 2002, due primarily to higher research and development investing relating to products of the Company’s two U.S. mills and packaging machinery.

Other Expense (Income), Net

Other Expense (Income), Net, was $2.3 million in the first six months of 2003 as compared to $(0.9) million in the first six months of 2002. This change was principally due to a non-cash pension adjustment recorded in the first six months of 2002 and the approximate $1.9 million charge in the first six months of 2003 recorded to write off deferred costs associated with the withdrawal of the proposed initial public offering of Riverwood Holding’s common stock, somewhat offset by lower expenses associated with the Company’s hedging programs.

Income from Operations

Primarily as a result of the factors discussed above, the Company’s Income from Operations in the first six months of 2003 decreased by $17.0 million, or 23.9%, to $54.1 million from $71.1 million in the first six months of 2002, while its operating margin decreased to 8.5% in the first six months of 2003 from 11.4% in the first six months of 2002. Income from Operations in the Coated Board business segment decreased by $13.1 million, or 13.8%, to $82.0 million in the first six months of 2003 from $95.1 million in the first six months of 2002, while the operating margin decreased to 13.8% in the first six months of 2003 from 16.2% in the first six months of 2002, primarily as a result of the factors described above. Income from Operations in the Containerboard business segment decreased by $0.1 million, or 0.6%, to a loss of $13.1 million in the first six months of 2003 from a loss of $13.2 million in the first six months of 2002, while the operating margin increased to (31.5)% in the first six months of 2003 from (34.8)% in the first six months of 2002, primarily as a result of the factors described above.

Fluctuations in U.S. Currency Exchange Rates

The weakening of the U.S. dollar currency exchange rates as compared to the Euro and other European currencies and the Japanese Yen had a modest impact on Net Sales, Gross Profit, Income from Operations, and operating expenses during the first six months of 2003.

LOSS ON EARLY EXTINGUISHMENT OF DEBT, INTEREST INCOME, INTEREST EXPENSE, INCOME TAX EXPENSE, AND EQUITY IN NET EARNINGS OF AFFILIATES

Loss on Early Extinguishment of Debt

On April 23, 2002, the Company borrowed $250 million pursuant to an amendment to its Senior Secured Credit Agreement. The proceeds were applied to redeem in full the $250 million aggregate principal amount of 10 1/4% Senior Notes due 2006.  In addition, the Company borrowed $12 million under its Revolving Facility (as defined herein) to pay fees, costs and expenses related to the refinancing transaction. In the second quarter of 2002, the Company recorded a non-cash charge to earnings of approximately $3.0 million, related to the write-off of remaining debt issuance costs on the 1996 Senior Notes and a charge of approximately $8.6 million, related to the call premium paid upon redemption of the 1996 Senior Notes.

Interest Income

Interest Income decreased by $0.9 million to $0.2 million in the first six months of 2003 from $1.1 million in the first six months of 2002 due primarily to lower average interest rates and interest received in the first six months of 2002 on monies held in escrow.

Interest Expense

Interest Expense decreased by $9.6 million to $67.8 million in the first six months of 2003 from $77.4 million in the first six months of 2002 due primarily to lower average interest rates as a result of market interest rates and the second quarter 2002 refinancing.

Income Tax Expense

During the first six months of 2003, the Company recognized an income tax expense of $3.4 million on (Loss) before Income Taxes of $(13.5) million. During the first six months of 2002, the Company recognized an income tax expense of $1.1 million on (Loss) before Income Taxes of $(16.8) million. Income Tax Expense on income earned in the United States and certain foreign countries for the first six months of both 2003 and 2002 was fully offset by a reduction to valuation allowances recorded for those countries. Income Tax Expense for the first six months of 2003 and 2002 primarily represents Income Tax Expense on income earned in other foreign countries where no valuation allowance is recorded. Since income earned in those foreign countries was higher for the first six months of 2003 in comparison to the first six months of 2002, Income Tax Expense was higher for the same period.

Equity in Net Earnings of Affiliates

Equity in Net Earnings of Affiliates increased by $0.3 million to $0.7 million in the first six months of 2003 from $0.4 million in the first six months of 2002 as a result of improved operations of the Company's non-consolidated joint venture, Rengo.

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

Cash Flows

Cash and Equivalents decreased by approximately $13.8 million in the first six months of 2003. Cash provided by operating activities in the first six months of 2003 totaled $55.1 million, compared to $22.1 million in the first six months of 2002. This improvement was principally due to favorable changes in operating assets and liabilities, primarily accounts payable and other accrued liabilities and receivables, as the Company continues to focus on reducing its working capital levels. Cash used in investing activities in the first six months of 2003 totaled $48.9 million, compared to $27.5 million in the first six months of 2002. This change was principally due to a 105.5% increase in purchases of property, plant and equipment related to increased spending for improved process capabilities. Cash used in financing activities in the first six months of 2003 totaled $16.1 million, compared to a source of cash of $14.9 million in the first six months of 2002. This change was principally due to lower net borrowings under the Company’s revolving credit facilities. Depreciation and amortization during the first six months of 2003 totaled approximately $62.0 million and is expected to be approximately $125 million to $135 million in 2003.

Liquidity and Capital Resources

The Company’s liquidity needs arise primarily from debt service on its substantial indebtedness and from the funding of its capital expenditures, ongoing operating costs and working capital.

The Senior Secured Credit Agreement, dated August 10, 2001, among the Company and certain lenders, as amended (the “Senior Secured Credit Agreement”), provides for a $335 million term loan facility (the “2001 Term Loan Facility”), a $250 million term loan facility (the “2002 Term Loan Facility” and, together under the 2001 Term Loan Facility, the “Term Loan Facilities”) and a $300 million revolving credit facility (the “Revolving Facility” and, collectively, the “Facilities”).

As of June 30, 2003, the Company had outstanding approximately $1,488 million of long-term debt, consisting primarily of $400 million aggregate principal amount of its 10 7/8% Senior Subordinated Notes due 2008 (the “Senior Subordinated Notes”), $500 million  aggregate principal amount of its 10 5/8% Senior Notes due 2007 (“Senior Notes”), $545 million outstanding under the Term Loan Facilities, $40 million under the Revolving Facility, and other debt issues and facilities.

The Company anticipates entering into the following financing transactions (the “Related Financing Transactions”) in connection with the Graphic Merger:

•                  The closing of the new senior secured credit facilities for the combined company providing for approximately $1.6 billion of term loan and revolving credit commitments.

•                  The sale by the combined company of $425 million  aggregate principal amount of senior notes and $425 million  aggregate principal amount of senior subordinated notes.

•                  The repayment of all outstanding amounts under the Senior Secured Credit Agreement and the termination of all commitments therein.

•                    The purchase or redemption of all outstanding Senior Notes and Senior Subordinated Notes.

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

The loans under the Facilities bear interest at floating rates based upon the interest rate option elected by the Company. The term loans under the Senior Secured Credit Agreement bore interest as of June 30, 2003 at an average rate per annum of 3.8%. The Senior Notes and the Senior Subordinated Notes bear interest at rates of 10 5/8% and 10 7/8%, respectively. The loans under the Revolving Facility bore interest as of June 30, 2003 at an average rate per annum of 5.4%.

Interest expense in 2003 is expected to be approximately $130 million to $135 million, including approximately $7 million of non-cash amortization of deferred debt issuance costs. During the first six months of 2003, cash paid for interest was approximately $65.7 million.

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

The Company uses interest rate swap agreements to fix a portion of its variable rate term loans to a fixed rate in order to reduce the impact of interest rate changes on future income. The difference to be paid or received under these agreements is recognized as an adjustment to interest expense related to that debt. At June 30, 2003, the Company had interest rate swap agreements with a notional amount of $330 million, under which the Company will pay fixed rates of 2.21% to 3.52% and receive three-month LIBOR.

Covenant Restrictions

The Senior Secured Credit Agreement, which governs the Facilities, imposes restrictions on the Company’s ability to make capital expenditures and both the Senior Secured Credit Agreement and the indentures governing the Senior Subordinated Notes and the Senior Notes limit the Company’s ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company’s ability to respond to market conditions, meet its capital spending program, provide for unanticipated capital investments or take advantage of business opportunities. The covenants contained in the Senior Secured Credit Agreement, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, make capital expenditures and engage in certain transactions with affiliates. The covenants contained in the indentures governing the Senior Subordinated Notes and the Senior Notes also impose restrictions on the operation of the Company’s business.

The financial covenants in the Senior Secured Credit Agreement specify, among other things, the following requirements for each four quarter period ended during the following test periods:

Test Period	Consolidated Debt to Credit Agreement EBITDA Leverage Ratio	Credit Agreement EBITDA to Consolidated Interest Expense Ratio
December 31, 2002 - December 30, 2003	5.50 to 1.00	2.00 to 1.00
December 31, 2003 - December 30, 2004	5.00 to 1.00	2.10 to 1.00
December 31, 2004 - December 30, 2005	4.70 to 1.00	2.25 to 1.00
December 31, 2005 - December 30, 2006	4.40 to 1.00	2.25 to 1.00
December 31, 2006 - March 31, 2007	4.40 to 1.00	2.25 to 1.00

At June 30, 2003, the Company was in compliance with the financial covenants in the Senior Secured Credit Agreement. The Company’s ability to comply in future periods with the financial covenants in the Senior Secured Credit Agreement will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company’s control and will be substantially dependent on the selling prices for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business and profitability strategies (see “—Outlook”). If a violation of any of the covenants occurred, the Company would attempt to get a waiver or an amendment from its lenders, although no assurance can be given that the Company would be successful in this regard. The Senior Secured Credit Agreement and the indentures governing the Senior Subordinated Notes and the Senior Notes have covenants as well as certain cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions.

The Senior Secured Credit Agreement is collateralized by substantially all of the Company’s assets.

Capital Expenditures

The Company’s capital spending for the first six months of 2003 was approximately $47.6 million, up 105.5% from $23.2 million in the first six months of 2002. During the first six months of 2003, the Company had capital spending of approximately $40.7 million for improving process capabilities, approximately $5.7 million for manufacturing packaging machinery and approximately $1.2 million for compliance with cluster rules. Total capital spending for 2003 is expected to be between $110 million and $120 million (before giving effect to the Graphic Merger) and is expected to relate principally to improving the Company’s process capabilities (approximately $98 million to $108 million), the production of packaging machinery (approximately $10 million) and environmental cluster rules compliance (approximately $2 million). The Company is accelerating certain capital driven cost reduction projects that will deliver benefits in 2004 and 2005. Over the next three years, the Company anticipates that it will spend approximately $22 million at its two U.S. mills to comply with the cluster rules (before giving effect to the Graphic Merger).

Financing Sources and Cash Flows

The Revolving Facility matures on December 31, 2006. At June 30, 2003, the Company and its U.S. and international subsidiaries had the following amounts of commitments, amounts outstanding and amounts available under revolving credit facilities:

(In thousands of dollars)	Total Amount of Commitments	Total Amount Outstanding	Total Amount Available (A)

Revolving Facility	$300,000	$40,150	$259,208
International Facilities	19,176	12,795	6,381
	$319,176	$52,945	$265,589

Note:

(A) In accordance with its debt agreements, the Company’s availability under its Revolving Facility as of June 30, 2003 has been reduced by the amount of standby letter of credits issued of approximately $0.6 million.

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

The Company anticipates pursuing additional working capital financing for its foreign operations as necessary. The Company believes that cash generated from operations, together with amounts available under its Revolving Facility and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs until the maturity of the Revolving Facility, although no assurance can be given in this regard. The Company’s future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see ‘‘—Covenant Restrictions’’), will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company’s control and will be substantially dependent on the selling prices and demand for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business and profitability strategies.

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

The following is a summary of the Company’s derivative instruments as of June 30, 2003 and the accounting policies it employs:

Hedges of Anticipated Cash Flows

The following is a reconciliation of current period changes in the fair value of the interest rate swap agreements and foreign currency forward and option contracts which have been recorded as Accumulated Derivative Instruments Loss in the accompanying Condensed Consolidated Balance Sheets at June 30, 2003 and December 31, 2002 and as Derivative Instruments Gain (Loss) in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2003.

(In thousands of dollars)
Balance at December 31, 2001	$(4,570)
Reclassification to earnings	6,014
Current period decrease in fair value	(7,579)
Balance at December 31, 2002	(6,135)
Reclassification to earnings	(2,699)
Current period increase in fair value	3,167
Balance at June 30, 2003	$(5,667)

At June 30, 2003, there was no material ineffective portion related to the changes in fair value of the interest rate swap agreements or foreign currency option contracts and there were no amounts excluded from the measure of effectiveness.

The Company uses interest rate swap agreements to fix a portion of its variable rate Term Loan Facility to a fixed rate in order to reduce the impact of interest rate changes on future income. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense related to the debt. At June 30, 2003, the Company had interest rate swap agreements with a notional amount of $330 million, which expire on various dates through the year 2003 and 2004 under which the Company will pay fixed rates of 2.21% to 3.52% and receive three-month LIBOR.

The balance of $5.7 million recorded in Accumulated Derivative Instruments Loss at June 30, 2003 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in the related hedged exposure. The estimated amount to be reclassified into future earnings as interest expense over the next twelve months through June 30, 2004 is approximately $4.0 million. The actual amount that will be reclassified to future earnings over the next twelve months may vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings during 2003 in connection with forecasted transactions that were no longer considered probable of occurring.

Derivatives not Designated as Hedges

The Company has foreign currency forward contracts used to hedge the exposure associated with foreign currency denominated receivables. These contracts are presently being marked-to-market through the income statement and will continue to be marked-to-market through the income statement.

The Company enters into fixed price natural gas contracts designed to effectively hedge prices for a substantial portion of its natural gas requirements at its two U.S. mills. The purpose of the fixed price natural gas contracts is to eliminate or reduce price risk with a focus on making cash flows more predictable. As of June 30, 2003, the Company had entered into contracts to hedge substantially all of its natural gas requirements for its two U.S. mills through January 31, 2004. The contract price and fair value of these natural gas contracts was approximately $14.2 million and $16.8 million, respectively. These contracts are not accounted for as derivative instruments under SFAS No. 133, as they qualify for the normal purchase exemption.

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

The federal Comprehensive Environmental Response, Compensation and Liability Act (‘‘CERCLA’’) establishes liability for waste generators, current and former site owners and operators and others in connection with releases of hazardous materials. In several instances, the Company has been identified as a Potentially Responsible Party (‘‘PRP’’) under CERCLA and similar state laws. These actions are not material.

In 1998, the U.S. Environmental Protection Agency adopted regulations (generally referred to as the “cluster rules’’) that mandated more stringent controls on air and water discharges from United States pulp and paper mills. Over the next three years, the Company anticipates that it will spend approximately $22 million at its two U.S. mills to comply with these regulations (before giving effect to the Graphic Merger). These costs have not been accrued, but rather are a part of the Company’s capital expenditure plan. Most of these costs are anticipated to be incurred in the first two quarters of 2005.

The Company is involved in environmental investigation and remediation projects for certain properties currently or formerly owned or operated by the Company, and at certain waste disposal sites. Some of these projects are being addressed under federal and state statutes, such as the CERCLA and analogous state laws. The Company’s costs in certain instances cannot be reliably estimated until the remediation process is substantially underway or liability has been addressed. The Company accrues reserves for these contingencies when the liability is probable and the costs are reasonably estimable. The Company has accrued the following amounts for environmental losses as of June 30, 2003: approximately $0.3 million for the Line Avenue Site described below, approximately $0.3 million for the Shoreline Refinery Site described below, and approximately $0.1 million for general environmental matters. The Company is not aware of any material unaccrued loss that is reasonably estimable where liability is probable.  The Company believes that based on current information and regulatory requirements, its accruals for environmental matters are adequate. However, there can be no assurance that the Company will not incur significant costs in excess of accrued amounts in connection with remediation activities and other environmental matters.

In late 1995, the Louisiana Department of Environmental Quality (the ‘‘DEQ’’) notified the Predecessor of potential liability for the remediation of hazardous substances at a former wood treatment site in

Shreveport, Louisiana (known as the Line Avenue Site) that the Predecessor or its predecessors previously operated. In August 2001, the Company entered into an agreement with the DEQ and the landowners to remediate the site. The agreement required the removal of soils containing wood-treating constituents in excess of regulatory standards, consolidation of these soils in a sub-portion of the site, capping of the sub-portion, land use restrictions, future operations and maintenance (‘‘O&M’’) to ensure the integrity of the cap, long-term monitoring of the groundwater, and a recorded prohibition on the use of on-site groundwater. The Company contracted with a qualified contractor to remediate the site at a cost of approximately $1.3 million. In addition, each of the O&M and groundwater monitoring costs for the initial five years are expected to be approximately $0.1 million (no such costs are estimated beyond the initial five-year period). As of March 31, 2003, all of the required soil excavation and consolidation has been completed. The Company completed construction of the cap in July 2003. As of June 30, 2003, the Company has paid its contractor approximately $1.1 million to remediate the site. The Company has been reimbursed approximately half of these costs from a PRP that has entered into a settlement agreement with the Company. The Company owes it contractor approximately $0.2 million in connection with activities at the site.

On July 6, 2000, the Company and the DEQ entered into a Settlement Agreement for remediation of a site in Caddo Parish, Louisiana (known as the Shoreline Refinery Site). The principal contamination at this site was an approximately 5 acre impoundment of oil-based sludge that appeared to originate from an oil refinery that was operated by prior operators. The remedial action contemplated by the Settlement Agreement required the neutralization, stabilization and consolidation of sludges and soils at the site, capping of the consolidated materials, the establishment of a vegetative cover, and five years of post-closure care of the capped area. The Company contracted to complete the remedial action in accordance with the terms of the Settlement Agreement. In a November 26, 2002 letter to the Company, the DEQ stated that all required construction activities were accomplished and that the five-year post-closure care and reporting period would commence. The Company conveyed the property to its contractor on October 22, 2000.  Based on the terms of the settlement agreement, the DEQ’s November 26, 2002 letter and the fact that the property has been sold to the Company’s contractor, the Company does not expect to incur additional costs in connection with this site.

The Company is a party to a number of lawsuits arising out of the ordinary conduct of its business. While there can be no assurance as to their ultimate outcome, the Company does not believe that these lawsuits will have a material impact on the results of operations, cash flows or financial condition of the Company. As of June 30, 2003, the Company has accrued an aggregate of approximately $0.2 million for several tort, workers compensation and former employee related claims and lawsuits. The Company is not aware of any material unaccrued loss that is reasonably estimable where liability is probable.

The Company has been a plaintiff in actions filed in the U.S. District Court for the Northern District of Georgia against The MeadWestvaco Corporation (‘‘MeadWestvaco’’), successor by merger to The Mead Corporation, and R.A. Jones Co. Inc. (‘‘R.A. Jones’’) claiming infringement of the Company’s patents for its packaging machines and seeking damages sufficient to compensate for such infringement. The patents in suit were found infringed but invalid by a jury in a trial against R.A. Jones in August 2001. This finding of invalidity as to U.S. Patent Nos. 5,666,789 and 5,692,361 was appealed  to the Court of Appeals for the Federal Circuit (the ‘‘CAFC’’). The suit against MeadWestvaco was  dismissed by mutual agreement, subject to being refiled, pending the outcome of the appeal of the  decision in the case against R.A. Jones. The CAFC vacated the holding of invalidity as to U.S. Patent Nos. 5,666,789 and 5,692,361 and remanded to the District Court for determination of proper inventive entity. The finding of infringement was affirmed by the CAFC. Further proceedings consistent with the decision of the CAFC will follow in the District Court.

Information Concerning Forward-Looking Statements

Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in ‘‘—Business Trends and Initiatives’’ concerning (a) the Company’s expectation regarding downtime during 2003, (b) the improvements which the Company’s long-term initiatives, including, without limitation, its TQS and beverage carton converting operations initiatives, are designed to achieve, (c) the Company’s expectation that capital expenditures will range from $110 million to $120 million in 2003, (d) the Company’s expectations regarding the impact of CCE’s non-renewal notification, (e) the closing of the Graphic Merger is subject to the satisfaction of a number of significant conditions, and (f) the Company’s expectations regarding packaging machinery placements; (ii) the statements in ‘‘—Financial Condition, Liquidity and Capital Resources’’ concerning (a) the Company’s expectation that depreciation and amortization for 2003 will be approximately $125 million to $135 million, (b) the Company’s expectation about entering into the Related Financing Transactions, (c) the Company’s expectation that 2003 interest expense will be approximately $130 million to $135 million, including approximately $7 million of non-cash amortization of deferred debt issuance costs, (d) the Company’s belief that cash generated from operations, together with amounts available under available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs until the maturity of the Revolving Facility, and (e) the Company’s expectations with respect to capital spending that may be required to comply with the cluster rules and that, based on current knowledge, environmental costs are not expected to have a material impact on the results of operations, cash flows or financial condition of the Company, (iii) other statements as to management’s or the Company’s expectations and beliefs presented in this ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations.’’

Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. The important factors described elsewhere in this report (including, without limitation, those discussed in ‘‘—Financial Condition, Liquidity and Capital Resources’’), the Company’s Report on Form 10-K/A for the year ended December 31, 2002 or in other Securities and Exchange Commission filings of the Company, could affect (and in some cases have affected) the Company’s actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, ‘‘Accounting for Asset Retirement Obligations’’ (‘‘SFAS No. 143’’), which is effective January 1, 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 effective January 1, 2003 and the adoption did not have a significant impact on its financial position and results of operations.

In April 2002, the FASB issued SFAS No. 145, ‘‘Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002’’ (‘‘SFAS No. 145’’). This statement rescinds SFAS No. 4, ‘‘Reporting Gains and Losses from Extinguishment of Debt’’ (‘‘SFAS No. 4’’) and an amendment of the Statement, SFAS No. 64, ‘‘Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.’’ This Statement also rescinds SFAS No. 44, ‘‘Accounting for Intangible Assets of Motor Carriers.’’ This statement amends SFAS No. 13, ‘‘Accounting for Leases’’, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145 effective January 1, 2003 and the adoption resulted in a reclassification of expenses from Extraordinary Loss on Early Extinguishment of Debt to Loss on Early Extinguishment of Debt included in (Loss) before Income Taxes and Equity in Net Earnings of Affiliates of approximately $11.5 million, $8.7 million and $2.1 million for the years ended December 31, 2002, 2001 and 2000, respectively, associated with the rescission of SFAS No. 4.

In July 2002, the FASB issued SFAS No. 146, ‘‘Accounting for Costs Associated with Exit or Disposal Activities’’ (‘‘SFAS No. 146’’), which was effective December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (‘‘EITF’’) Issue No. 94-3, ‘‘Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).’’ This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and concludes that an entity’s commitment to an exit plan does not by itself create a present obligation that meets the definition of a liability. This Statement also establishes that fair value is the objective of initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted SFAS No. 146 effective January 1, 2003 and the adoption did not have a significant impact on its financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148, ‘‘Accounting for Stock-Based Compensation— Transition and Disclosure, Amendment of SFAS No. 123’’ (‘‘SFAS No. 148’’). This Statement provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation.’’ Furthermore, SFAS No. 148 mandates new disclosures in both interim and year-end financial statements within the Company’s Significant Accounting Policies footnote. The Company has elected not to adopt the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. See Note 2 in Notes to the Condensed Consolidated Financial Statements.

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (“SFAS No. 149”).  This statement will be applied prospectively and is effective for contracts entered into or modified after June 30, 2003. The statement will be applicable to existing contracts and new contracts entered into after June 30, 2003. The Company does not expect that the adoption of SFAS No.149 will have a material effect on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity,” (“SFAS No. 150”). This statement establishes standards for classification of certain financial instruments that have characteristics of both liabilities and equity in the statement of financial position. This Statement is effective for all contracts created or modified after the date the Statement was issued and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  Management does not expect the adoption of SFAS No. 150 to have a material impact on its financial condition or results of operations.

The Emerging Issues Task Force (“EITF”) issued EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”), which is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The Company does not believe that the adoption of EITF No. 00-21 will have a significant impact on its financial position and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II, Item 7A, “Quantitative and Qualitative Disclosure about Market Risk”, in the Company’s Annual Report on Form 10-K/A for the fiscal period ended December 31, 2002. There have been no significant developments with respect to derivatives or exposure to market risk during the first six months of 2003. See Note 6 in Notes to Condensed Consolidated Financial Statements and “—Liquidity and Capital Resources”.

ITEM 4.  CONTROLS AND PROCEDURES

(a)                                  Evaluation of disclosure controls and procedures.  The Company’s chief executive officer and its chief financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q, performed under the supervision and with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures are adequate and effective.

(b)                                 Changes in internal controls over financial reporting.  There was no change in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                                  Legal Proceedings.

Not applicable

ITEM 2.                                  Changes in Securities and Use of Proceeds.

Not applicable

ITEM 3.                                  Defaults Upon Senior Securities.

Not applicable

ITEM 4.                                  Submission of Matters to a Vote of Security Holders.

On May 6, 2003, a written consent of stockholders in lieu of an annual meeting was executed by the stockholders of the Company to elect the Directors of the Company.

On June 9, 2003, a written consent of stockholders in lieu of a meeting was executed by the stockholders of the Company to approve the 2003 Directors Stock Incentive Plan.

On June 13, 2003, a written consent of stockholders in lieu of a meeting was executed by the stockholders of the Company to approve the 2002 Stock Incentive Plan.

ITEM 5.           Other Information.

Not applicable

ITEM 6.           Exhibits and Reports on Form 8-K.

(a)          Exhibits.

31	Certifications required by Rule 13a-14(a).

32	Certifications required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

(b)         Reports on Form 8-K.

Filed on May 14, 2003 reporting its first quarter 2003 results.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of 7th day of August, 2003.

RIVERWOOD HOLDING, INC.
(Registrant)

Date: August 7, 2003	By:
	/s/	Edward W. Stroetz Jr.
Edward W. Stroetz Jr.
Secretary

Date: August 7, 2003	By:
	/s/	Daniel J. Blount
Daniel J. Blount
Senior Vice President and Chief Financial Officer