Form 10-Q
period 2003-09-30
GRAPHIC PACKAGING CORP
filed 2003-11-14
CIK 886239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

Commission file number 1-13182

Graphic Packaging Corporation
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

Yes ☐     No  ☒

At November 5, 2003, there were 198,364,517 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRAPHIC PACKAGING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Millions, Except Share Amounts)

(unaudited)

	Sept. 30, 2003	Dec. 31, 2002
ASSETS
Current Assets:
Cash and Equivalents	$14.7	$13.8
Receivables, Less Allowance for Doubtful Accounts of $4.1 and $2.0 at Sept. 30, 2003 and Dec. 31, 2002, respectively	216.6	137.3
Inventories	294.9	174.4
Prepaid Expenses	29.9	8.6
Total Current Assets	556.1	334.1
Property, Plant and Equipment, Net of Accumulated Depreciation of $863.5 and $777.0 at Sept. 30, 2003 and Dec. 31, 2002, respectively	1,709.6	1,232.9
Goodwill	624.4	268.3
Intangible Assets, Net of Accumulated Amortization of $30.0 and $24.0 at Sept. 30, 2003 and Dec. 31, 2002, respectively	200.2	42.8
Other Assets	110.0	79.6
Total Assets	$3,200.3	$1,957.7

LIABILITIES
Current Liabilities:
Short-Term Debt	$40.8	$98.7
Accounts Payable and Other Accrued Liabilities	308.0	180.6
Total Current Liabilities	348.8	279.3
Long-Term Debt, Less Current Portion	2,141.0	1,429.7
Other Noncurrent Liabilities	226.9	116.1
Total Liabilities	2,716.7	1,825.1
Contingencies and Commitments (Note 5)
Class A Redeemable Common Stock $120/share redemption value; 57,930 shares issued and outstanding at Dec. 31, 2002	—	7.0

SHAREHOLDERS’ EQUITY
Preferred Stock par value $.01 per Share; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock par value $.01 per Share;
Common Stock, 500,000,000 shares authorized; 198,364,517 shares issued and outstanding at Sept. 30, 2003	2.0	—
Class A Common Stock, 9,000,000 shares authorized; 7,057,930 shares designated, 7,000,000 non-redeemable shares issued and outstanding at Dec. 31, 2002	—	0.1
Class B Common Stock, 3,000,000 shares authorized; 500,000 shares of non-redeemable Common Stock issued and outstanding at Dec. 31, 2002	—	—
Capital in Excess of Par Value	1,168.4	748.7
Accumulated Deficit	(584.0)	(515.1)
Accumulated Derivative Instruments Loss	(11.7)	(6.1)
Minimum Pension Liability Adjustment	(71.3)	(71.3)
Cumulative Currency Translation Adjustment	(19.8)	(30.7)
Total Shareholders’ Equity	483.6	125.6
Total Liabilities and Shareholders’ Equity	$3,200.3	$1,957.7

See Notes to Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002

Net Sales	$478.1	$326.1	$1,114.7	$951.7
Cost of Sales	396.7	253.8	912.9	747.5
Selling, General and Administrative	44.7	30.9	105.4	90.1
Research, Development and Engineering	2.1	1.3	5.4	3.7
Other Expense (Income), Net	1.5	(1.0)	3.7	(1.8)
Income from Operations	33.1	41.1	87.3	112.2
Loss on Early Extinguishment of Debt	(45.3)	-	(45.3)	(11.5)
Interest Income	0.1	0.1	0.3	1.2
Interest Expense	(39.7)	(35.1)	(107.5)	(112.5)
(Loss) Income before Income Taxes and Equity in Net Earnings of Affiliates	(51.8)	6.1	(65.2)	(10.6)
Income Tax Expense	1.4	1.7	4.8	2.8
Equity in Net Earnings of Affiliates	0.4	0.3	1.1	0.7
Net (Loss) Income	$(52.8)	$4.7	$(68.9)	$(12.7)

(Loss) Income Per Share - Basic	$(0.32)	$0.04	$(0.52)	$(0.11)
(Loss) Income Per Share - Diluted	$(0.32)	$0.04	$(0.52)	$(0.11)

Weighted Average Number of Shares Outstanding - Basic	163.8	115.0	131.4	115.1
Weighted Average Number of Shares Outstanding - Diluted	163.8	119.6	131.4	115.1

See Notes to Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Amounts in Millions)

(unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Net (Loss) Income	$(52.8)	$4.7	$(68.9)	$(12.7)
Other Comprehensive (Loss) Income:
Derivative Instruments (Loss) Gain, Net of Tax of $0	(6.1)	0.6	(5.6)	1.1
Foreign Currency Translation Adjustments, Net of Tax of $0	3.3	(1.6)	10.9	7.9
Comprehensive (Loss) Income	$(55.6)	$3.7	$(63.6)	$(3.7)

GRAPHIC PACKAGING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Millions)

(unaudited)

	Nine Months Ended
	Sept. 30, 2003	Sept. 30, 2002
Cash Flows from Operating Activities:
Net (Loss)	$(68.9)	$(12.7)
Noncash Items Included in Net (Loss):
Depreciation and Amortization	104.9	97.6
Loss on Early Extinguishment of Debt	16.7	3.0
Current and Deferred Income Taxes	0.2	—
Pension, Postemployment and Postretirement Benefits Expense, Net of Contributions	13.4	6.2
Equity in Net Earnings of Affiliates, Net of Dividends	(0.5)	(0.1)
Amortization of Deferred Debt Issuance Costs	5.5	5.1
Other	11.6	(1.4)
Changes in Operating Assets & Liabilities:
Receivables	3.6	(14.9)
Inventories	(4.8)	(6.2)
Prepaid Expenses	(1.4)	(4.9)
Accounts Payable and Other Accrued Liabilities	(20.3)	(9.8)
Other Noncurrent Liabilities	1.7	(2.4)
Net Cash Provided by Operating Activities	61.7	59.5

Cash Flows from Investing Activities:
Purchases of Property, Plant and Equipment	(75.9)	(34.9)
Acquisition Fees	(91.8)	—
Cash Acquired in Merger	6.1	—
Decrease (increase) in Other Assets	3.0	(8.3)
Net Cash Used in Investing Activities	(158.6)	(43.2)

Cash Flows from Financing Activities:
Borrowings under Revolving Credit Facilities	343.0	217.1
Payments on Revolving Credit Facilities	(305.3)	(215.2)
Proceeds from Issuance of Debt	2,125.0	250.0
Increase in Debt Issuance Costs	(55.2)	(3.7)
Premium paid on Early Extinguishment of Debt	(28.6)	(8.5)
Payments on Debt	(1,980.4)	(252.4)
Issuance of Common Stock	0.2	—
Repurchases of Redeemable Common Stock	(1.0)	(0.4)
Net Cash Provided by (Used in) Financing Activities	97.7	(13.1)
Effect of Exchange Rate Changes on Cash	0.1	1.0
Net Increase in Cash and Equivalents	0.9	4.2
Cash and Equivalents at Beginning of Period	13.8	7.4
Cash and Equivalents at End of Period	$14.7	$11.6

See Notes to Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

On August 8, 2003, the corporation formerly known as Graphic Packaging International Corporation merged with and into Riverwood Acquisition Sub LLC, a wholly owned subsidiary of Riverwood Holding, Inc. (“Riverwood Holding”), with Riverwood Acquisition Sub LLC as the surviving entity (the “Merger”). At the closing of the Merger, one share of common stock of Riverwood Holding was exchanged for each share of common stock of Graphic Packaging International Corporation. After the Merger, (1) RIC Holding, Inc. merged into Graphic Packaging Holdings, Inc. which was renamed GPI Holding, Inc., (2) the corporation formerly known as Graphic Packaging Corporation (“GPC”) merged into Riverwood International Corporation (“RIC”) which was renamed Graphic Packaging International, Inc. (“Graphic Packaging International”), and (3) Riverwood Acquisition Sub LLC merged into Riverwood Holding which was renamed Graphic Packaging Corporation.

References to the ‘‘Company’’ are to Riverwood Holding and its subsidiaries for periods prior to the Merger and to Graphic Packaging Corporation and its subsidiaries for periods after the Merger. Graphic Packaging International Corporation and its subsidiaries for periods prior to the Merger are referred to herein as “Graphic”.

For accounting purposes, the Merger was accounted for as a purchase by the Company under U.S. GAAP. Under the purchase method of accounting, the assets and liabilities of Graphic were recorded, as of the date of the closing of the Merger, at their respective fair values and added to those of the Company. The difference between the purchase price and the fair market values of the assets acquired and liabilities assumed of Graphic was recorded as goodwill. The historical financial statements of Riverwood Holding became the historical financial statements of Graphic Packaging Corporation. The accompanying consolidated statement of operations includes approximately two months of Graphic and nine months of the Company. Note 2 provides summary unaudited pro forma information and information pertaining to the Merger.

Graphic Packaging Corporation and GPI Holding, Inc., its wholly-owned subsidiary, conduct no significant business and have no independent assets or operations other than their ownership of Graphic Packaging International. Graphic Packaging Corporation and GPI Holding, Inc. fully and unconditionally guarantee substantially all of the debt of Graphic Packaging International.

The Condensed Consolidated Financial Statements of the Company included herein have been prepared by the Company without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. The Condensed Consolidated Balance Sheet as of December 31, 2002 was derived from audited financial statements.

NOTE 2 – MERGER

Prior to consummation of the Merger, Riverwood Holding had two classes of common stock. There were 9.0 million shares of Class A common stock, par value $0.01, authorized with 7.0 million and 7.1 million shares outstanding at August 8, 2003 and December 31, 2002, respectively. There were 3.0 million shares of Class B common stock, par value $0.01, authorized with 0.5 million shares outstanding at August 8, 2003 and December 31, 2002, respectively. In connection with the Merger, the Company’s Board of Directors approved a 15.21-to-one stock split. At the time, the Class A and Class B common stock was combined into one class of common stock, par value $0.01. Immediately after the stock split, there were 500.0 million shares of common stock authorized with 114.8 million shares outstanding. The aggregate par value of the issued common stock was increased by reducing Capital in Excess of Par Value by $1.1 million. In connection with the Merger, the shareholders of Graphic Packaging International Corporation received one share of the Company’s common stock and associated shareholder rights for each share of Graphic Packaging International Corporation common stock and associated shareholder rights they owned prior to the Merger. Accordingly, Capital in Excess of Par Value in the accompanying Condensed Consolidated Balance Sheets at September 30, 2003 and December 31, 2002 increased $419.7 million.

The Company determined that the relative outstanding share ownership and the designation of certain senior management positions require the Company to be the acquiring entity for accounting purposes, resulting in the historical financial statements of Riverwood Holding becoming the historical financial statements of Graphic Packaging Corporation. The assets and liabilities of the acquired business are included in the consolidated balance sheet at September 30, 2003. Results of Graphic have been included in the consolidated statement of operations since August 8, 2003, the date of the Merger. The purchase price for the acquisition, including transaction costs, has been allocated to the assets acquired and liabilities assumed based on the estimated fair market values at the date of the Merger. The purchase price allocation for the Merger is preliminary and further adjustments are likely to be made as certain issues are resolved. The stock-for-stock exchange resulted in the issuance of approximately 83.4 million shares of common stock to fund the purchase price of $468.2 million. The preliminary purchase price allocation is as follows:

(Amount in Millions)

Current assets	$222.7
Property, plant & equipment	493.4
Goodwill	356.1
Intangible assets	162.0
Other assets	19.7
Total assets acquired	$1,253.9

Accounts payable and accrued expenses	$140.2
Total debt	496.6
Other	148.9
Total liabilities assumed	$785.7

Selected Unaudited Pro Forma Combined Financial Information

The following unaudited pro forma combined financial information is presented to show the estimated effect of the Merger and the Related Financing Transactions (as defined herein) and represent the Company’s pro forma combined financial information for the three months and nine months ended September 30, 2003 and 2002 as if the Merger and Related Financing Transactions had occurred on January 1, 2003 and January 1, 2002, respectively. The unaudited pro forma combined financial information includes adjustments directly attributable to the Merger and the Related Financing Transactions that are expected to have a continuing impact on the Company. The pro forma adjustments are based upon available information and certain assumptions that management believes are reasonable.

The following financing transactions (the “Related Financing Transactions”) were entered into in connection with the Merger:

• The entering into and borrowing under the Senior Secured Credit Agreement, dated as of August 8, 2003, among Graphic Packaging International and the several lender parties thereto (the “Senior Secured Credit Agreement”), which provide for aggregate maximum borrowings of $1.6 billion under (i) a term loan facility (the “Term Loan Facility”) providing for term loans in an aggregate principal amount of $1.275 billion in two tranches, consisting of Tranche A term loans and Tranche B term loans, and (ii) a revolving credit facility (the “Revolving Credit Facility”) providing for up to $325 million in revolving loans (including standby and commercial letters of credit) outstanding at anytime, to Graphic Packaging International.

• The issuance and sale of $425 million in aggregate principal amount of 8.5% senior notes due 2011 (the “Senior Notes”) and $425 million in aggregate principal amount of 9.5% senior subordinated notes due 2013 (the “Senior Subordinated Notes”).

• The repayment of all outstanding amounts under each of RIC’s and GPC’s prior senior secured credit facilities and the termination of all commitments under those facilities.

• The consummation of tender offers and consent solicitations for all of RIC’s 10 5/8% senior notes due 2007 (the “Senior Notes due 2007”) and 10 7/8% senior subordinated notes due 2008 (the “Senior Subordinated Notes due 2008” and, together with the Senior Notes due 2007, the “Prior RIC Notes”), which closed concurrently with the Merger. The Company redeemed all Prior RIC Notes that were not tendered pursuant to the tender offers.

• The consummation of an anticipatory change of control tender offer and consent solicitation for all of GPC’s 8 5/8% senior subordinated notes due 2012 (the “Prior GPC Notes”) made in anticipation of the change of control offer required by the indenture governing the Prior GPC Notes. Out of $300.0 million in aggregate principal amount of Prior GPC Notes outstanding, approximately $299.1 million in aggregate principal amount of Prior GPC Notes were tendered in the anticipatory change of control tender offer. On September 15, 2003, the Company completed the change of control offer required pursuant to the indenture governing the Prior GPC Notes. As of September 30, 2003, $0.8 million in principal amount of the Prior GPC Notes were outstanding.

The pro forma financial information was prepared using the purchase method of accounting, with the Company treated as the acquirer for accounting purposes. Under purchase accounting, the total cost of the Merger is allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the effective date of the Merger. A preliminary allocation of the cost of the Merger has been made based upon currently available information and management’s estimates. The actual allocation and its effect on results of operations may differ significantly from the pro forma amounts included herein.

The pro forma information is based on the Company's actual financial results for the periods indicated and the historical results of Graphic from the beginning of the period presented through the date of the Merger. The pro forma information has been prepared in accordance with accounting principles generally accepted in the United States of America and is provided for comparison and analysis purposes only. The unaudited pro forma combined financial information does not purport to represent the combined company’s results of operations or financial condition had the Merger and Related Financing Transactions actually occurred as of such dates or of the results that the combined company would have achieved after the Merger. The unaudited pro forma combined financial information is as follows:

Combined Company
Unaudited Condensed Pro Forma Combined Statement of Operations
For the Three Months Ended September 30, 2003
(in millions, except per share data)

	Company	Graphic	Pro Forma Adjustments		Condensed Pro Forma Combined
Net sales	$478.1	$114.9	$(7.6)	A	$585.4
Cost of goods sold	396.7	103.1	(14.7)	A	484.9
			(0.2)	B
Selling, general and administrative and research and development expense	48.3	8.7	4.2	B	61.2
Operating income	33.1	3.1	3.1		39.3
Interest expense, net	(39.6)	(3.9)	4.0	C	(39.5)
Loss on early extinguishment of debt	(45.3)	(1.3)	—		(46.6)
Income (loss) before income taxes, equity earnings of affiliates and cumulative effect of change in accounting principle	(51.8)	(2.1)	7.1		(46.8)
Income tax (expense) benefit	(1.4)	0.2	—		(1.2)
Income (loss) before equity earnings of affiliates and cumulative effect of change in accounting principle	(53.2)	(1.9)	7.1		(48.0)
Equity in net earnings of affiliates	0.4	—	—		0.4
(Loss) income before cumulative effect of change in accounting principle	(52.8)	(1.9)	7.1		(47.6)
Preferred stock dividends declared	—	1.1	(1.1)	D	—
Income (loss) attributable to common stockholders before cumulative effect of change in accounting principle	(52.8)	(3.0)	8.2		(47.6)
(Loss) per basic share before cumulative effect of change in accounting principle	$(0.32)				$(0.24)
(Loss) per diluted share before cumulative effect of change in accounting principle	$(0.32)				$(0.24)
Weighted average shares outstanding:
Basic	163.8				198.3
Diluted	163.8				198.3

See accompanying Notes to Unaudited Condensed Pro Forma Combined Financial Statements.

Combined Company
Unaudited Condensed Pro Forma Combined Statement of Operations
For the Three Months Ended September 30, 2002
(in millions, except per share data)

	Company	Graphic	ProForma Adjustments		Condensed Pro Forma Combined
Net sales	$326.1	$270.0	$(13.7)	A	$582.4
Cost of goods sold	253.8	240.9	(13.7)	A	480.4
			(0.6)	B
Selling, general and administrative and research and development expense	31.2	16.2	7.0	B	54.4
Operating income	41.1	12.9	(6.4)		47.6
Interest expense, net	(35.0)	(11.2)	8.0	C	(38.2)
Loss on early extinguishment of debt	—	—	—		—
Income (loss) before income taxes, equity earnings of affiliates and cumulative effect of change in accounting principle	6.1	1.7	1.6		9.4
Income tax (expense) benefit	(1.7)	(0.6)	—		(2.3)
Income (loss) before equity earnings of affiliates and cumulative effect of change in accounting principle	4.4	1.1	1.6		7.1
Equity in net earnings of affiliates	0.3	—	—		0.3
(Loss) income before cumulative effect of change in accounting principle	4.7	1.1	1.6		7.4
Preferred stock dividends declared	—	2.5	(2.5)	D	—
Income (loss) attributable to common stockholders before cumulative effect of change in accounting principle	4.7	(1.4)	4.1		7.4
(Loss) per basic share before cumulative effect of change in accounting principle	$0.04				$0.04
(Loss) per diluted share before cumulative effect of change in accounting principle	$0.04				$0.04
Weighted average shares outstanding:
Basic	115.0				198.5
Diluted	119.6				203.1

See accompanying Notes to Unaudited Condensed Pro Forma Combined Financial Statements.

Combined Company
Unaudited Condensed Pro Forma Combined Statement of Operations
For the Nine Months Ended September 30, 2003
(in millions, except per share data)

	Company	Graphic	Pro Forma Adjustments		Condensed Pro Forma Combined
Net sales	$1,114.7	$650.8	$(38.0)	A	$1,727.5
Cost of goods sold	912.9	581.7	(45.0)	A	1,448.3
			(1.3)	B
Selling, general and administrative and research and development expense	114.5	44.0	18.0	B	176.5
Operating income	87.3	25.1	(9.7)		102.7
Interest expense, net	(107.2)	(23.0)	18.4	C	(111.8)
Loss on early extinguishment of debt	(45.3)	(1.3)	—		(46.6)
Income (loss) before income taxes, equity earnings of affiliates and cumulative effect of change in accounting principle	(65.2)	0.8	8.7		(55.7)
Income tax (expense) benefit	(4.8)	(1.0)	—		(5.8)
Income (loss) before equity earnings of affiliates and cumulative effect of change in accounting principle	(70.0)	(0.2)	8.7		(61.5)
Equity in net earnings of affiliates	1.1	—	—		1.1
(Loss) income before cumulative effect of change in accounting principle	(68.9)	(0.2)	8.7		(60.4)
Preferred stock dividends declared	—	6.1	(6.1)	D	—
Income (loss) attributable to common stockholders before cumulative effect of change in accounting principle	(68.9)	(6.3)	14.8		(60.4)
(Loss) per basic share before cumulative effect of change in accounting principle	$(0.52)				$(0.30)
(Loss) per diluted share before cumulative effect of change in accounting principle	$(0.52)				$(0.30)
Weighted average shares outstanding:
Basic	131.4				198.3
Diluted	131.4				198.3

See accompanying Notes to Unaudited Condensed Pro Forma Combined Financial Statements.

Combined Company
Unaudited Condensed Pro Forma Combined Statement of Operations
For the Nine Months Ended September 30, 2002
(in millions, except per share data)

	Company	Graphic	Pro Forma Adjustments		Condensed Pro Forma Combined
Net sales	$951.7	$797.6	$(41.0)	A	$1,708.3
Cost of goods sold	747.5	701.4	(41.0)	A	1,406.3
			(1.6)	B
Selling, general and administrative and research and development expense	92.0	46.9	21.1	B	160.0
Operating income	112.2	49.3	(19.5)		142.0
Interest expense, net	(111.3)	(35.1)	22.8	C	(123.6)
Loss on early extinguishment of debt	(11.5)	(15.8)	—		(27.3)
Income (loss) before income taxes, equity earnings of affiliates and cumulative effect of change in accounting principle	(10.6)	(1.6)	3.3		(8.9)
Income tax (expense) benefit	(2.8)	0.6	—		(2.2)
Income (loss) before equity earnings of affiliates and cumulative effect of change in accounting principle	(13.4)	(1.0)	3.3		(11.1)
Equity in net earnings of affiliates	0.7	—	—		0.7
(Loss) income before cumulative effect of change in accounting principle	(12.7)	(1.0)	3.3		(10.4)
Preferred stock dividends declared	—	7.5	(7.5)	D	—
Income (loss) attributable to common stockholders before cumulative effect of change in accounting principle	(12.7)	(8.5)	10.8		(10.4)
(Loss) per basic share before cumulative effect of change in accounting principle	$(0.11)				$(0.05)
(Loss) per diluted share before cumulative effect of change in accounting principle	$(0.11)				$(0.05)
Weighted average shares outstanding:
Basic	115.1				198.3
Diluted	115.1				198.3

See accompanying Notes to Unaudited Condensed Pro Forma Combined Financial Statements.

Adjustments in the unaudited condensed pro forma combined financial statements are as follows:

A        RIC sells CUK folding boxboard to Graphic for use in certain cartons manufactured by Graphic.  This pro forma adjustment eliminates the intercompany sales and cost of goods sold ($7.6 million and $13.7 million for the three months ended September 30, 2003, and 2002, respectively, and $38.0 million and $41.0 million for the nine months ended September 30, 2003 and 2002, respectively, related to this activity.  Cost of goods sold also includes an adjustment of $7.1 million for the three months and nine months ended September 30, 2003.  The Pro Forma adjustment eliminates the effect of the increase in fair value of inventory which was recorded as an addition to cost of goods sold as a non-recurring item in the third quarter of 2003.

B        The amortization of the identifiable intangible assets (customer contracts, patents and proprietary technology) is reflected as a pro forma adjustment to the unaudited condensed pro forma combined statement of operations. The Company expects to amortize the estimated fair value of the identifiable intangibles of approximately $162.0 million on a straight-line basis over an estimated useful life of eighteen years except for non-compete agreements which have an estimated useful life of approximately one year.  The Company expects that depreciation expense would have decreased by $0.2 million and $0.6 million for the three months ended September 30, 2003 and 2002 respectively, and by $1.3 million and $1.6 million for the nine months ended September 30, 2003 and 2002, respectively, as a result of the Company revising their depreciable asset lives and the fair value of the property purchased in the Merger.  The net effect of this increased amortization and decreased depreciation of $4.0 million and $6.4 million for the three months ended September 30, 2003 and 2002, respectively, and $16.7 million and $19.5 million for the nine months ended September 30, 2003 and 2002, respectively, is reflected on the unaudited condensed pro forma combined statements of operations as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002

Cost of goods sold	$(0.2)	$(0.6)	$(1.3)	$(1.6)
Selling, general and administrative and research and development expense	4.2	7.0	18.0	21.1
Total additional amortization and depreciation of intangible assets and properties	$4.0	$6.4	$16.7	$19.5

C        In connection with the Merger, substantially all of RIC's and Graphic's then outstanding indebtedness was redeemed, repurchased or otherwise repaid and replaced with borrowings under the Senior Secured Credit Agreement and indebtedness under the Senior Notes and Senior Subordinated Notes.  The pro forma interest expense adjustments reflect an average variable interest rate of 4.09% for the combined company’s new bank debt and a blended fixed rate of 9.0% on the combined company’s Senior Notes and Senior Subordinated Notes.

D        To reflect the new equity structure of the Company, including conversion of $100 million of Graphic’s convertible preferred stock into common stock (accordingly there is no preferred stock dividend declared).

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a summary of the Company’s significant accounting policies, please refer to the Company’s annual report on Form 10-K/A for the year ended December 31, 2002.

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

The Company’s Condensed Consolidated Financial Statements include all subsidiaries in which the Company has the ability to exercise direct or indirect control over operating and financial policies. Intercompany transactions and balances are eliminated in consolidation.

The Company has reclassified the presentation of certain prior period information to conform to the current presentation format.

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123 ‘‘Accounting for Stock-Based Compensation’’, the Company continues to apply intrinsic value accounting for its stock option plans under Accounting Principles Board Opinion No. 25 (‘‘APB 25’’), ‘‘Accounting for Stock Issued to Employees’’. Compensation cost for stock options, if any, is measured as the excess of the market price of the Company’s common stock at the date of grant over the exercise price to be paid by the grantee to acquire the stock. The Company has adopted disclosure-only provisions of SFAS No. 123 and SFAS No. 148, ‘‘Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123’’.  If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, the Company’s Net (Loss) Income would have been as follows:

	Three Months Ended		Nine Months Ended
(In milions of dollars)	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Net (Loss) Income, As Reported	$(52.8)	$4.7	$(68.9)	$(12.7)
Deduct: Total additional stock-based employee compensation cost, net of tax, that would have been included in Net (Loss) Income under fair value method	(0.5)	(0.1)	0.6	(0.2)
Adjusted Net (Loss) Income	$(53.3)	$4.6	$(68.3)	$(12.9)

(Loss) Income Per Basic Share - As Reported	(0.32)	0.04	(0.52)	(0.11)
(Loss) Income Per Basic Share - As Adjusted	(0.33)	0.04	(0.52)	(0.11)

(Loss) Income Per Diluted Share - As Reported	(0.32)	0.04	(0.52)	(0.11)
(Loss) Income Per Diluted Share - As Adjusted	(0.33)	0.04	(0.52)	(0.11)

The Company recognized compensation expense on stock options for which the exercise price was less than the fair value at the date of grant in the amount of $0.4 million and $0.6 million for the three months ended September 30, 2003 and 2002, and $1.0 million and $1.7 million for the nine months ended September 30, 2003 and 2002, respectively.

NOTE 4 - INVENTORIES

The major classes of inventories were as follows:

(In millions of dollars)	September 30, 2003	December 31, 2002

Finished goods	$142.1	$78.5
Work-in-process	26.2	15.2
Raw materials	80.8	42.8
Supplies	45.8	37.9
Total	$294.9	$174.4

Raw materials and consumables used in the production process such as wood chips and chemicals are valued at purchase cost on a first-in, first-out (“FIFO”) basis upon receipt. Work in process and finished goods inventories are valued at the cost of raw material consumed plus direct manufacturing costs (such as labor, utilities and supplies) as incurred and a proportion of manufacturing overhead.

NOTE 5 - CONTINGENCIES AND COMMITMENTS

The Company is subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including those governing discharges to air, soil and water, the management, treatment and disposal of hazardous substances, the investigation and remediation of contamination resulting from releases of hazardous substances, and the health and safety of employees. The Company’s environmental liabilities and obligations may result in significant costs, which could negatively impact its financial condition and results of operations. Capital expenditures may be necessary for the combined company to comply with such laws and regulations, including the U.S. Environmental Protection Agency’s regulations mandating stringent controls on air and water discharges from pulp and paper mills, or the cluster rules. The Company expects to spend approximately $22 million over the next two years to comply with the cluster rules. These costs have not been accrued, but rather are a part of the Company’s capital expenditure plan. Most of these costs are anticipated to be incurred in the first two quarters of 2005. Any failure to comply with environmental, health and safety laws or any permits and authorizations required thereunder could subject the Company to fines or sanctions. In addition, some of the Company’s current and former facilities, and facilities at which it disposed of hazardous substances, are the subject of environmental investigations and remediations resulting from releases of hazardous substances or other constituents. Some current and former facilities have a history of industrial usage for which investigation and remediation obligations could be imposed in the future or for which indemnification claims could be asserted against the Company. The Company cannot predict with certainty future investigation or remediation costs or future costs relating to indemnification claims. Also, potential future closures of facilities may necessitate further investigation and remediation at those facilities.

The federal Clean Air Act imposes stringent limits on air emissions, establishes a federal permit program (Title V) and provides for enforcement sanctions.  Where necessary, the Company’s plants have received or submitted an application to the appropriate permitting authority for a Title V permit. The Company upgrades and replaces equipment in order to comply with air quality standards.

The federal Clean Water Act establishes a system of minimum national effluent standards for each industry, water quality standards for the nation’s waterways and a permit program that provides discharge limitations and provides for enforcement sanctions. It also regulates releases and spills of oil and hazardous materials and wastewater and stormwater discharges.  Many of the Company’s operations discharge to publicly owned treatment works and are subject to pretreatment requirements and limitations.

The federal Comprehensive Environmental Response, Compensation and Liability Act (‘‘CERCLA’’) establishes liability for waste generators, current and former site owners and operators and others in connection with releases of hazardous substances. In several instances, the Company has been identified as a Potentially Responsible Party (‘‘PRP’’) under CERCLA and similar state laws with respect to remediation of sites at which hazardous substances have been released. These actions are not material. The Company is involved in investigation and remediation projects for certain properties that it currently or formerly owned or operated. The Company has also received demands arising out of alleged contamination of various properties currently or formerly operated by it, and at certain waste disposal sites. The Company’s costs in many instances cannot be reliably estimated until the remediation process is substantially underway or liability has been addressed.

The Company could incur significant costs in connection with investigation and remediation activities and other environmental matters. Some current and former facilities have a history of industrial usage for which investigation and remediation obligations could be imposed in the future or for which indemnification claims could be asserted against the Company.

The presence of soil and groundwater contamination has been investigated at portions of the Company’s Portland, Oregon plant. The site is listed on Oregon’s inventory of contaminated sites. The Company periodically monitors groundwater conditions at the site. While the Company does not currently have any remediation obligations at the site, such obligations could arise in the future.

The Kalamazoo, Michigan mill and carton plant have long histories of industrial usage. Portions of the property on which the mill is located have been found to contain some contamination. Remediation obligations could arise in the future at these facilities.

The Company is a party to a number of lawsuits arising out of the ordinary conduct of its business, the most significant of which are listed below. Although the timing and outcome of these lawsuits cannot be predicted, the Company does not believe that disposition of these lawsuits will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

On April 2, 2003, two separate lawsuits were filed in the District Court, Jefferson County, Colorado, against Graphic, Graphic’s directors and the Company relating to the Merger between Graphic and the

Company pursuant to the merger agreement. The complaints were filed by Robert F. Smith and Harold Lightweis, on behalf of themselves and all others similarly situated. Each of the two complaints alleges breach of fiduciary duties by Graphic’s directors to Graphic’s public shareholders in connection with the Merger and that the Company aided and abetted the alleged breach. The complaints also allege that the Coors family stockholders negotiated the merger consideration in their own interest and not in the interest of the public stockholders. The complaints seek an injunction against consummation of the Merger, rescission of the Merger if it is consummated, unspecified damages, costs and other relief permitted by law and equity. These two lawsuits have been consolidated. Messrs. Smith and Lightweis filed a motion asking to dismiss their claims as moot and for an award of attorney’s fees of $300,000 plus expenses. The Company intends to object to the request for fees and expenses. On July 3, 2003, a third lawsuit was filed in District Court of Jefferson County in Colorado, on behalf of a purported class of Graphic’s stockholders against Graphic, Graphic’s directors and the Company, alleging that Graphic’s directors breached their fiduciary duties to the stockholders of Graphic in connection with the negotiation of the Merger and that Graphic and the Company aided and abetted the alleged breach. The complaint alleges that the defendants negotiated the terms of the Merger in their own interest and in the interest of certain other insiders (including the Coors family stockholders), to the detriment of the public stockholders. The complaint, which is encaptioned James A. Bederka, On behalf of Himself and All Other Similarly Situated v. Riverwood Holding, et al., seeks certain equitable relief, including an injunction against the consummation of the Merger, rescission of the Merger if it is consummated, rescission of the sale of August 15, 2000 of the convertible preferred stock which had been issued on August 15, 2000 to the Grover C. Coors Trust (the “Trust”), and injunction against the conversion of the convertible preferred stock in connection with the Merger and costs. Graphic filed motions asking to dismiss the lawsuit or to bifurcate the claim to enjoin the Merger from the claim to rescind issuance or enjoin the conversion of the preferred stock and to either stay the claim relating to the preferred stock or consolidate that claim with the lawsuit filed by Chinyun Kim disclosed below. By order dated October 7, 2003, the court dismissed Graphic from the Bederka lawsuit, leaving Graphic’s directors and the Company as defendants. The court also refused to consolidate the Bederka lawsuit with the Chinyun Kim lawsuit (discussed below), but stayed all discovery in the Bederka lawsuit relating to the sale of the preferred stock. The court has allowed the parties to proceed, however, with disclosures and discovery relating to the Merger. The Company believes that these three lawsuits are without merit.

On February 19, 2002, Chinyun Kim filed a putative class action claim in District Court Jefferson County, Colorado against Graphic and certain of its shareholders and directors alleging breach of fiduciary duty in connection with the issuance on August 15, 2000 of the convertible preferred stock to the Trust. Plaintiff is seeking damages in the amount of over $43 million or, alternatively, to require transfer to the class of some or all of the Trust’s Graphic common stock into which the convertible preferred stock was converted. The court dismissed plaintiff’s claims against Graphic for breach of fiduciary duty while allowing the plaintiff to proceed against the named directors and shareholders, including certain other Coors family trusts. The Company is continuing to provide a defense to this action pursuant to its indemnification obligations. Currently, discovery is being conducted. By order dated June 12, 2003, the court certified a class comprised of all owners of Graphic common stock as of August 2, 2000, excluding the defendants and members of the Coors family and their affiliates and excluding any additional shares purchased by class members after August 2, 2000. Trial is scheduled to commence on January 13, 2004. The Company believes that the transaction was in the best interest of Graphic and its shareholders and that the case is without merit.

In connection with the resale of its aluminum business in 1999, Graphic guaranteed accounts receivable owed by the former owner of the business. After the resale, the former owner refused to pay the amounts owed, equal to $2.4 million. Pursuant to the terms of the resale agreement, Graphic paid this amount and sued the former owner in the United States District Court for the District of Colorado on April 18, 2000. The former owner counterclaimed for an additional $11.0 million for certain spare parts, and Graphic amended its claim to seek an additional $16.0 million in overpayment for raw materials to run the business prior to resale. This claim increased from $14.3 million to $16.0 million after making an adjustment for certain offsets to which Graphic was entitled. The parties have filed motions for summary judgment. The Company does not believe that this litigation will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

On April 14, 2000, Lemelson Medical, Education & Research Foundation sued Graphic and 75 other defendants in the United States District Court for the District of Arizona for unspecified damages for alleged infringement of certain patents relating to ‘‘machine vision’’ and ‘‘automatic identification.’’ This is one of a series of cases brought against 430 defendants and has been stayed pending a determination of a lawsuit for noninfringement brought by equipment manufacturers which utilize the technology. The Company believes, based upon the advice of counsel, that the Lemelson patents are invalid and therefore the litigation against the Company will not have a material adverse effect on its financial position, results of operations or cash flows.

NOTE 6 – BUSINESS SEGMENT INFORMATION

The Company reports its results in two business segments: paperboard packaging and containerboard/other. These segments are evaluated by the chief operating decision maker based primarily on income from operations. The Company’s reportable segments are strategic business units that offer different products. The paperboard packaging business segment includes the production and sale of paperboard for its beverage multiple packaging and consumer products packaging businesses from its West Monroe, Louisiana, Macon, Georgia, Kalamazoo, Michigan and Norrkoping, Sweden mills; carton converting facilities in the United States, Europe and Brazil; and the design, manufacture and installation of packaging machinery related to the assembly of cartons. The containerboard/other business segment primarily includes the production and sale of linerboard, corrugating medium and kraft paper from paperboard mills in the United States.

Business segment information is as follows:

	Three Months Ended		Nine Months Ended
(In millions of dollars)	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
NET SALES:
Paperboard Packaging	$459.0	$304.5	$1,054.1	$892.2
Containerboard/Other	19.1	21.6	60.6	59.5
	$478.1	$326.1	$1,114.7	$951.7

INCOME FROM OPERATIONS:
Paperboard Packaging	$48.5	$51.9	$130.5	$147.0
Containerboard/Other	(5.9)	(4.8)	(19.0)	(18.0)
Corporate	(9.5)	(6.0)	(24.2)	(16.8)
	$33.1	$41.1	$87.3	$112.2

NOTE 7 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The following is a summary of the Company’s derivative instruments as of September 30, 2003 and the accounting policies it employs:

Hedges of Anticipated Cash Flows

The Company uses interest rate swap agreements to fix a portion of its variable rate Term Loan Facility to a fixed rate in order to reduce the impact of interest rate changes on future income. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense related to the debt. At September 30, 2003, the Company had interest rate swap agreements with a notional amount of $990 million, which expire on various dates through the years 2003 through 2007 under which the Company will pay fixed rates of 1.89% to 3.52% and receive three-month LIBOR.

During the third quarter of 2003, the Company de-designated its interest rate swap agreements due to the early payment of the underlying debt as a result of the Merger. As a result, the Company recognized a mark-to-market loss of approximately $3.6 million in the accompanying Condensed Consolidated Statement of Operations in Interest Expense for the nine months ended September 30, 2003. The Company subsequently re-designated these interest rate swap agreements to hedge its new debt issuance.

During the nine months ended September 30, 2003, the Company entered into forward exchange contracts to hedge certain anticipated foreign currency transactions. The purpose of the forward exchange contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from anticipated foreign currency transactions will be adversely affected by changes in exchange rates. At September 30, 2003, various forward exchange contracts existed, which expire on various dates through the year 2004. When measured in U.S. dollars at quarter-end exchange rates, the notional amount of the purchased forward exchange contracts totaled approximately $128.8 million. Gains and losses, if any, related to these contracts are recognized in income when the anticipated transaction affects income. No amounts were reclassified to earnings during 2003 in connection with forecasted transactions that were no longer considered probable of occurring.

The balance of $11.7 million recorded in Accumulated Derivative Instruments Loss at September 30, 2003 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings over the next twelve months may vary from this amount as a result of changes in market conditions.

The following is a reconciliation of current period changes in the fair value of the interest rate swap agreements and foreign currency forward and option contracts which have been recorded as Accumulated Derivative Instruments Loss in the accompanying Condensed Consolidated Balance Sheets at September 30, 2003 and December 31, 2002 and as Derivative Instruments (Loss) Gain in the accompanying Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income for the nine months ended September 30, 2003.

(In millions of dollars)

Balance at December 31, 2001	$(4.6)
Reclassification to earnings	6.0
Current period decrease in fair value	(7.5)
Balance at December 31, 2002	(6.1)
Reclassification to earnings	0.6
Current period increase in fair value	(6.2)
Balance at September 30, 2003	$(11.7)

During the nine months ended September 30, 2003, there was no material ineffective portion related to changes in the fair value of the interest rate swap agreements and no material ineffective portion related to change in the fair value of foreign currency forward and option contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Derivatives not Designated as Hedges

The Company has foreign currency forward contracts used to hedge the exposure associated with foreign currency denominated receivables. These contracts are presently being and will continue to be marked-to-market through the income statement.

The Company enters into fixed price natural gas contracts designed to effectively hedge prices for a substantial portion of its natural gas requirements at its U.S. mills. The purpose of the fixed price natural gas contracts is to eliminate or reduce price risk with a focus on making cash flows more predictable. The Company has entered into contracts to hedge a portion of its natural gas requirements for its U.S. mills through 2004. These contracts are not accounted for as derivative instruments under SFAS No. 133, as they qualify for the normal purchase exemption.

NOTE 8 – NEW ACCOUNTING PRONOUNCEMENTS

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

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (“SFAS No. 149”). This statement will be applied prospectively and is effective for contracts entered into or modified after June 30, 2003. The statement is applicable to existing contracts and new contracts entered into after June 30, 2003. The Company adopted SFAS No. 149 and the adoption did not have a significant impact on its financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity,” (“SFAS No. 150”). This statement establishes standards for classification of certain financial instruments that have characteristics of both liabilities and equity in the statement of financial position. This Statement is effective for all contracts created or modified after the date the Statement was issued and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 effective July 1, 2003 and the adoption did not have an impact on its financial position and results of operations.

The Emerging Issues Task Force (“EITF”) issued EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”), which is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The Company adopted EITF No. 00-21 effective July 1, 2003 and the adoption did not have a significant impact on its financial position and results of operations.

Financial Accounting Standards Board Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”), was issued in January 2003. FIN No. 46 defines a variable interest entity as a legal entity in which, among other things, the equity investments at risk are not sufficient to finance the operating and closing activities of the entity without additional subordinated financial support from the entity’s investors. The Company is not a partner to any material variable interest entity.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a leading provider of paperboard packaging solutions to multinational consumer products companies. The Company has vertically integrated operations enabling it to offer customers paperboard, cartons and packaging machines, either as an integrated solution or separately.

In this report, references to the “Company” are to Riverwood Holding and its subsidiaries for periods prior to the Merger and to Graphic Packaging Corporation and its subsidiaries for periods after the Merger. Graphic Packaging International Corporation and its subsidiaries for periods prior to the Merger are referred to herein as “Graphic”.

The Merger

The Merger was accounted for as a purchase by the Company under U.S. GAAP. Under the purchase method of accounting, the assets and liabilities of Graphic were recorded, as of the date of the closing of the Merger, at their respective fair values and added to those of the Company.

Based on the Company’s expectations of its future performance, the Company estimates that it will achieve approximately $52 million of synergies by the third year after the closing of the Merger. The Company is on schedule in merger integration and realizing synergies primarily in corporate and supply chain operations. The Company cannot make assurances as to the amount or timing of synergies, if any, that may be realized. Potential difficulties in realizing such synergies include, among other things, the integration of personnel, the combination of different corporate cultures and the integration of facilities.

For additional discussion of the Merger and the impact of the Merger on the Company’s financial condition and results of operations, see Note 1 and Note 2 to Notes to Condensed Consolidated Financial Statements.

Segment Information

The Company reports its results in two business segments: paperboard packaging and containerboard/other. Business segment information is as follows:

	Three Months Ended		Nine Months Ended
(In millions of dollars)	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
NET SALES:
Paperboard Packaging	$459.0	$304.5	$1,054.1	$892.2
Containerboard/Other	19.1	21.6	60.6	59.5
	$478.1	$326.1	$1,114.7	$951.7

INCOME FROM OPERATIONS:
Paperboard Packaging	$48.5	$51.9	$130.5	$147.0
Containerboard/Other	(5.9)	(4.8)	(19.0)	(18.0)
Corporate	(9.5)	(6.0)	(24.2)	(16.8)
	$33.1	$41.1	$87.3	$112.2

Significant Factors That Impact Our Business

The Company’s net sales, income from operations, cash flows from operations and financial condition are influenced by a variety of factors, many of which are beyond its control.

Sales. The Company sells its packaging products primarily to major consumer product companies in traditionally non-cyclical industries, such as beverage, food and other consumer products, and has long-term relationships with major companies, including Altria Group, Anheuser-Busch, General Mills, Miller Brewing Company, Coors Brewing Company, and numerous Coca-Cola and Pepsi bottling companies. The Company’s products are used primarily in the following end-use markets:

•                  beverage, including beer and soft drinks;

•                  food, including cereal, desserts, snacks, food service products, frozen and microwave foods, and pet foods;

•                  household products, including dishwasher and laundry detergent, sporting goods, healthcare, tissues and papers; and

•                  tobacco, including flip top boxes and cartons.

The Company historically experienced stable pricing for its integrated beverage multiple packaging products, and moderate cyclical pricing for its other product offerings. Because some products can be packaged in different types of materials, the Company’s sales are affected by competition from other manufacturers’ coated unbleached kraft paperboard, or CUK board, and other substrates — solid bleached sulfate, or SBS, recycled clay coated news, or CCN, and, internationally, white lined chipboard, or WLC — as well as by general market conditions. Graphic’s sales historically were driven primarily by consumer buying habits in the markets its customers serve. Recent economic conditions in the United States have had a significant impact on consumer buying even in traditionally non-cyclical industries. New product introductions and promotional activity by Graphic’s customers and Graphic’s introduction of new packaging products also impacted its sales.  The Company’s containerboard business is subject to conditions in the cyclical worldwide commodity paperboard markets which have a substantial impact on containerboard sales.

The Company works to maintain market share through efficiency, product innovation and strategic sourcing to its customers; however, pricing and other competitive pressures may occasionally result in the loss of a customer relationship. In the fourth quarter of 2002, the Company was notified by Coca-Cola Enterprises (“CCE”) that CCE would not renew its supply contract with the Company. Under this contract, which expired on March 31, 2003, the Company supplied to CCE beverage cartons made from its CUK board, packaging machines and related services. The Company’s supply contracts with its independent Coca-Cola bottling company customers are not subject to CCE’s non-renewal notification. CCE’s action did not impact the Company’s 2002 results of operations. The impact on the Company’s 2003 results of operations will depend, in part, on the extent to which the Company supplies beverage cartons to CCE during a phase-out period that began on April 1, 2003, which the Company continues to discuss with CCE. The Company continues to explore opportunities to replace the volumes that it will lose as a result of CCE’s decision by seeking to increase sales to existing and new customers and to develop new applications for its CUK board. The Company continues to evaluate the impact of these developments and the recent increase in beverage market competitiveness on its future pricing for its beverage packaging products. The Company can provide no assurances that it will be able to replace all or any portion of the volumes it had expected to supply to CCE in 2003 and future periods or that it will be able to maintain current pricing levels on its beverage packaging products. If the Company cannot replace such volumes, the Company estimates that its volumes will be negatively impacted by approximately 17,000 tons in 2003 and 36,000 tons in 2004 and thereafter. In 2002, the CCE business represented approximately 5% of the Company’s consolidated net sales.

Packaging machinery placements during the first nine months of 2003 decreased approximately 35% when compared to the first nine months of 2002, primarily due to the timing of shipments. The Company expects packaging machinery placements for 2003 to be comparable to 2002. The Company has been and will continue to be selective in future packaging machinery placements to ensure appropriate returns.

Cost of Goods Sold. The Company’s cost of goods sold consists primarily of energy, pine pulpwood, hardwood, recycled fibers, purchased paperboard, paper, aluminum foil, ink, plastic films and resins and labor, all of which are variable cost components. Energy, including natural gas, fuel oil and electricity, represents a significant portion of the Company’s manufacturing costs. During the first nine months of 2003, the Company experienced a significant increase in its energy costs compared to the first nine months of 2002, principally at its mills, equal to approximately $7 million. The Company has entered into fixed price natural gas contracts designed to mitigate the impact of future cost increases for natural gas requirements, at the Macon and West Monroe mills through and including January 2004. The Company also periodically purchases energy contracts for natural gas and/or fuel oil at the Kalamazoo mill, and the Company will continue to evaluate its hedge positions.

Commitment to Cost Reduction. In light of increasing margin pressure throughout the paperboard packaging industry, the Company has programs in place that are designed to reduce costs. The Company is pursuing a number of long-term initiatives designed to improve productivity and profitability.

The Company is continuing to implement a global Total Quality Systems, or TQS, initiative which uses statistical process control to help design and manage all types of activities, including production and maintenance. This includes a Six Sigma process to reduce variable manufacturing costs.

The Company is implementing an initiative designed to enhance the competitiveness of its beverage multiple packaging converting operations. This initiative is expected to add new manufacturing technology, add press capacity and consolidate certain beverage carton converting operations. The Company expects to make a capital investment of approximately $75 million through 2005 and to realize cost savings relative to 2002 from this initiative of approximately $39 million by 2005. The Company cannot make assurances as to the amount or timing of cost savings that may be realized.

The Company continues to evaluate its current operations and assets with a view to rationalizing its operations and improving profitability. The Company is continuing to focus on reducing working capital and increasing liquidity.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

The Company believes the following accounting policies are the most critical since these policies require significant judgment or involve complex estimations that are important to the portrayal of the Company’s financial conditions and operating results:

• Revenue Recognition — The Company receives revenue from the sales of manufactured products, the leasing of packaging machinery, and the servicing of packaging machinery. The Company recognizes sales revenue when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the Company’s price to the buyer is fixed and determinable, and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is largely dependent on shipping terms. Revenue is recorded at the time of shipment for terms designated as free on board, or f.o.b., shipping point. For sales transactions designated f.o.b. destination, revenue is recorded when the product is delivered to the customer’s delivery site. The Company recognizes revenues on its annual and multi-year carton supply contracts as the shipment occurs in accordance with the shipping terms discussed above.

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

• Collectibility of accounts receivable — The Company estimates losses for uncollectible accounts based on the aging of accounts receivable and the evaluation of the likelihood of success in collecting the receivables. Typically, allowances are needed for disputed accounts, customers that are having financial problems or bankruptcies.

• Inventory Costing — The Company’s inventories are stated at the lower of cost or market with cost determined principally by the first-in, first-out (‘‘FIFO’’) basis (see Note 4 in Notes to the Condensed Consolidated Financial Statements). Average cost basis is used to determine the cost of supplies inventories. Raw materials and consumables used in the production process such as wood chips and chemicals are valued at purchase cost on a FIFO basis upon receipt. Work in progress and finished goods inventories are valued at the cost of raw material consumed plus direct manufacturing costs (such as labor, utilities and supplies) as incurred and a proportion of manufacturing overhead.  Inventories are stated net of an allowance for slow-moving and obsolete inventory, which is based on estimates. If the condition of the inventories or the state of the Company’s business would deteriorate, additional allowances may be required which would reduce income.

• Self-insurance reserves — The Company is self-insured for certain losses relating to workers’ compensation claims and employee medical and dental benefits. The Company has purchased stop-loss coverage or insurance with deductibles in order to limit its exposure to significant claims. The Company also has an extensive safety program in place to minimize its exposure to workers’ compensation claims. Self-insured losses are accrued based upon estimates of the aggregate uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and historical experience.

• Retirement-related benefits — The Company sponsors defined benefit plans, or the plans, for eligible employees and retirees. The effect of the plans on the consolidated financial statements is subject to many assumptions. The Company believes that the most critical assumptions are (1) the discount rate, (2) the rate of increase in future compensation levels and (3) the expected long-term rate of return on plan assets. The projected unit credit cost method is used for valuation purposes.

• Goodwill valuation — The Company estimates the value of its goodwill using the discounted cash flow method of valuation on an annual basis. The Company’s cash flows are generated by its operations and are used to fund working capital needs, debt service and capital spending. The Company discounts these cash flows using its weighted average cost of capital. Changes in borrowing rates, which are impacted by market rate fluctuations, would impact discounted cash flow calculations. Other factors, such as significant operating losses or acquisitions of new operations, would also impact discounted cash flow calculations.

• Recovery of Long-Lived Assets — The Company reviews long-lived assets for impairment whenever events or changes in business circumstances, such as the closure of a plant, indicate that the carrying value of an asset may not be fully recoverable by undiscounted cash flows. Measurement of the impairment loss, if any, is based on the fair value of the asset, which is generally determined by the discounting of future estimated cash flows, or in the case of real estate, determining market value. The Company evaluates the recovery of its long-lived assets by analyzing operating results and considering significant events or changes in the business environment that may have triggered impairment.

• Deferred tax asset valuation allowance — The Company estimates the realizability of deferred tax assets, by estimating the projected reversal of offsetting deferred tax liability amounts and future taxable income. As discussed above in ‘‘Goodwill Valuation,’’ significant operating losses or acquisitions of operations would impact projected taxable income used to estimate the reversal of deferred tax balances.

• Legal accruals — The Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments, based upon analyses prepared by in-house and outside counsel, and records reserves when management believes it is probable that a loss has occurred and the amount of loss is reasonably estimable. While there can be no assurance as to the ultimate outcome of any current lawsuits, claims or investigations relating to such uncertainties, the Company does not believe that such uncertainties will have a material adverse impact on its results of operations, cash flows or financial condition. However, future uncertainties may have a material adverse impact on results of operations, cash flows or financial condition.

• Environmental expenditures and remediation liabilities — Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. Typically, environmental expenditures relate to the maintenance and upgrading of equipment as well as the installation of new equipment that is necessary in order to comply with environmental laws.

RESULTS OF OPERATIONS

The Merger was accounted for as a purchase by the Company under U.S. GAAP. Thus, the Company’s results of operations for the three and nine months ended September 30, 2003 include the results of Graphic from August 8, 2003, the date of the Merger, through September 30, 2003. The results of operations for the three and nine months ended September 30, 2002 represent the results of the Company only. Accordingly, amounts for the three and nine months ended September 30, 2003 are not comparable to those for the three and nine months ended September 30, 2002, respectively.

The Company has previously restated its results of operations for the first three quarters of 2002, to report its investment in Rengo Riverwood Packaging Ltd. (“Rengo”) using the equity method and to report its change in its method of determining the cost of inventories from the last-in, first-out method to the FIFO method.

THIRD QUARTER 2003 COMPARED WITH THIRD QUARTER 2002

Net Sales

The Company’s Net Sales in the third quarter of 2003 increased by $152.0 million, or 46.6%, to $478.1 million from $326.1 million in the third quarter of 2002 due primarily to the addition of Graphic’s paperboard packaging business which increased Net Sales by $155.8 million. Foreign currency exchange rates positively impacted Net Sales by $7.7 million.  Higher volumes in international beverage markets also contributed to the increase in Net Sales. These increases were somewhat offset by lower volumes and pricing in the Company’s North American markets primarily as a result of increased market competitiveness.

Gross Profit

The Company’s Gross Profit for the third quarter of 2003 increased by $9.1 million, or 12.6%, to $81.4 million from $72.3 million in the third quarter of 2002. The Company’s gross profit margin decreased to 17.0% in the third quarter of 2003 from 22.2% in the third quarter of 2002. The decrease in gross profit margin was due primarily to lower volumes and pricing in North American markets as a result of increased market competitiveness, lower margin product mix in North American markets including the addition of Graphic’s paperboard packaging business, higher energy and fiber costs, higher non-cash pension costs, and the approximate $7.1 million increase in Cost of Sales relating to the increase in Graphic’s inventory to fair value as a result of purchase accounting revaluation. These decreases were somewhat offset by higher Net Sales as a result of the factors discussed above and worldwide cost reductions as a result of savings gained from the Company’s cost reduction initiatives.

Selling, General and Administrative

Selling, General and Administrative expenses increased by $13.8 million, or 44.7%, to $44.7 million in the third quarter of 2003 from $30.9 million in the third quarter of 2002, due primarily to the addition of Graphic’s Selling, General and Administrative expenses of $9.1 million and expenses related to the Merger of $6.7 million. As a percentage of Net Sales, Selling, General and Administrative expenses decreased to 9.3% in the third quarter of 2003 from 9.5% in the third quarter of 2002.

Research, Development and Engineering

Research, Development and Engineering expenses increased by $0.8 million, or 61.5%, to $2.1 million in the third quarter of 2003 from $1.3 million in the third quarter of 2002, due primarily to the addition of Graphic’s Research, Development and Engineering expenses of $0.5 million and higher research and development investing relating to the Company’s products.

Other Expense (Income), Net

Other Expense (Income), Net, was $1.5 million in the third quarter of 2003 as compared to $(1.0) million in the third quarter of 2002. This change was principally due to higher amortization expense of $3.1 million due to the effects of purchase accounting in connection with the Merger recorded in the third quarter of 2003.

Income from Operations

Primarily as a result of the factors discussed above, the Company’s Income from Operations in the third quarter of 2003 decreased by $8.0 million, or 19.5%, to $33.1 million from $41.1 million in the third quarter of 2002, while its operating margin decreased to 6.9% in the third quarter of 2003 from 12.6% in the third quarter of 2002.

Fluctuations in U.S. Currency Exchange Rates

The weakening of the U.S. dollar currency exchange rates as compared to the Euro and other European currencies had a modest impact on Net Sales, Gross Profit, Income from Operations, and operating expenses during the third quarter of 2003.

FIRST NINE MONTHS 2003 COMPARED WITH FIRST NINE MONTHS 2002

Net Sales

The Company’s Net Sales in the first nine months of 2003 increased by $163.0 million, or 17.1%, to $1,114.7 million from $951.7 million in the first nine months of 2002 due primarily to the addition of Graphic’s paperboard packaging business which increased Net Sales by $155.8 million. Foreign currency exchange rates positively impacted Net Sales by $27.7 million.  Higher volumes in international beverage markets also contributed to the increase in Net Sales.  These increases were somewhat offset by lower volumes and pricing in the Company’s North American markets and lower volumes in international consumer products markets, both primarily as a result of increased market competitiveness.

Gross Profit

As a result of the factors discussed below, the Company’s Gross Profit in the first nine months of 2003 decreased by $2.4 million, or 1.2%, to $201.8 million from $204.2 million in the first nine months of 2002. The Company’s gross profit margin decreased to 18.1% in the first nine months of 2003 from 21.5% in the first nine months of 2002. The decrease in gross profit margin was due primarily to lower volumes and pricing in North American markets as a result of increased market competitiveness, lower margin product mix in North American markets including the addition of Graphic’s paperboard packaging business, higher energy and fiber costs, higher non-cash pension costs, and the approximate $7.1 million increase in Cost of Sales relating to the increase in Graphic’s inventory to fair value as a result of purchase accounting revaluation. These decreases were somewhat offset by higher Net Sales as a result of the factors discussed above and worldwide cost reductions as a result of savings gained from the Company’s cost reduction initiatives.

Selling, General and Administrative

Selling, General and Administrative expenses increased by $15.3 million, or 17.0%, to $105.4 million in the first nine months of 2003 from $90.1 million in the first nine months of 2002, due primarily to the addition of Graphic’s Selling, General and Administrative expenses of $9.1 million and expenses related to the Merger of $6.7 million. As a percentage of Net Sales, Selling, General and Administrative expenses was 9.5% in the first nine months of 2003 and 2002.

Research, Development and Engineering

Research, Development and Engineering expenses increased by $1.7 million, or 45.9%, to $5.4 million in the first nine months of 2003 from $3.7 million in the first nine months of 2002, due primarily to higher research and development investing related to the Company’s products and packaging machinery, and the addition of Graphic’s Research, Development and Engineering expenses of $0.5 million.

Other Expense (Income), Net

Other Expense (Income), Net, was $3.7 million in the first nine months of 2003 as compared to $(1.8) million in the first nine months of 2002.  This change was principally due to a non-cash pension adjustment recorded in the first nine months of 2002, and the approximate $1.9 million charge to write off deferred costs associated with the withdrawal of the proposed initial public offering of the Company’s common stock and higher amortization expense of $3.1 million due to the effects of purchase accounting in connection with the Merger recorded in the first nine months of 2003.

Income from Operations

Primarily as a result of the factors discussed above, the Company’s Income from Operations in the first nine months of 2003 decreased by $24.9 million, or 22.2%, to $87.3 million from $112.2 million in the first nine months of 2002, while its operating margin decreased to 7.8% in the first nine months of 2003 from 11.8% in the first nine months of 2002.

Fluctuations in U.S. Currency Exchange Rates

The weakening of the U.S. dollar currency exchange rates as compared to the Euro and other European currencies had a modest impact on Net Sales, Gross Profit, Income from Operations, and operating expenses during the first nine months of 2003.

LOSS ON EARLY EXTINGUISHMENT OF DEBT, INTEREST INCOME, INTEREST EXPENSE, INCOME TAX EXPENSE, AND EQUITY IN NET EARNINGS OF AFFILIATES

Loss on Early Extinguishment of Debt

In connection with the Merger, the Company entered into the Related Financing Transactions.  In the third quarter of 2003, the Company recorded a non-cash charge to earnings of approximately $16.7 million, related to the write-off of remaining debt issuance costs on its prior senior secured credit facilities and the Prior RIC Notes and the Company’s charge of approximately $28.6 million, related to the call premium paid upon redemption of the Prior RIC Notes.

Interest Income

Interest Income decreased by $0.9 million to $0.3 million in the first nine months of 2003 from $1.2 million in the first nine months of 2002 due primarily to lower average interest rates and interest received in the first nine months of 2002 on monies held in escrow.

Interest Expense

Interest Expense decreased by $5.0 million to $107.5 million in the first nine months of 2003 from $112.5 million in the first nine months of 2002 due primarily to lower average interest rates as a result of market interest rates and the second quarter 2002 refinancing somewhat offset by interest paid on increased indebtedness following the Merger.

Income Tax Expense

During the first nine months of 2003, the Company recognized an income tax expense of $4.8 million on (Loss) before Income Taxes of $(65.2) million.  During the first nine months of 2002, the Company recognized an income tax expense of $2.8 million on (Loss) before Income Taxes of $(10.6) million.  Income Tax Expense on income earned in the United States and certain foreign countries for the first nine months of both 2003 and 2002 was fully offset by a reduction to valuation allowances recorded for those countries.  Income Tax Expense for the first nine months of 2003 and 2002 primarily represents Income Tax Expense on income earned in other foreign countries where no valuation allowance is recorded.  Since income earned in those foreign countries was higher for the first nine months of 2003 in comparison to the first nine months of 2002, Income Tax Expense was higher for the same period.

Equity in Net Earnings of Affiliates

Equity in Net Earnings of Affiliates increased by $0.4 million to $1.1 million in the first nine months of 2003 from $0.7 million in the first nine months of 2002 as a result of improved operations of the Company’s non-consolidated joint venture, Rengo.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company broadly defines liquidity as its ability to generate sufficient funds from both internal and external sources to meet its obligations and commitments.  In addition, liquidity includes the ability to obtain appropriate debt and equity financing and to convert into cash those assets that are no longer required to meet existing strategic and financial objectives.  Therefore, liquidity cannot be considered separately from capital resources that consist of current or potentially available funds for use in achieving long-range business objectives and meeting debt service commitments.

Cash Flows

Cash and Equivalents increased by approximately $0.9 million in the first nine months of 2003.  Cash provided by operating activities in the first nine months of 2003 totaled $61.7 million, compared to $59.5 million in the first nine months of 2002.  Cash used in investing activities in the first nine months of 2003 totaled $158.6 million, compared to $43.2 million in the first nine months of 2002.  This change was principally due to approximately $91.8 million in expenses and fees related to the Merger and a 117.5% increase in purchases of property, plant and equipment.  Cash provided by financing activities in the first nine months of 2003 totaled $97.7 million, compared to a use of cash of $13.1 million in the first nine months of 2002.  This change was principally due to higher net borrowings under the Company’s revolving credit facilities as well as the net effect in connection with the Related Financing Transactions.  Depreciation and amortization during the first nine months of 2003 totaled approximately $104.9 million and is expected to be approximately $155 million to $160 million in 2003.

Liquidity and Capital Resources

The Company’s liquidity needs arise primarily from debt service on its substantial indebtedness and from the funding of its capital expenditures, ongoing operating costs and working capital.

In connection with the Merger, substantially all of the Company’s and Graphics’s then outstanding indebtedness was redeemed, repurchased or otherwise repaid and replaced with borrowings under the Senior Secured Credit Agreement and indebtedness under the Senior Notes and the Senior Subordinated Notes.  For a description of the Related Financing Transactions, see Note 2 to Notes to Condensed Consolidated Financial Statements.

As of September 30, 2003, the Company had outstanding $2.2 billion of long-term debt, consisting primarily of $850 million aggregate principal amount of Senior Notes and Senior Subordinated Notes, $1.275 billion of term loans under the Term Loan Facility, $32 million of revolving credit borrowings under the Revolving Credit Facility, and other debt issues and facilities.

Principal and interest payments under the Term Loan Facility and the Revolving Credit Facility, together with principal and interest payments on the Senior Notes and the Senior Subordinated Notes, represent significant liquidity requirements for the Company.  The Tranche A term loans mature in 2009 and amortize in semi-annual installments over their term on the following amortization schedule: $3.75 million on December 31, 2003 and June 30, 2004, $7.5 million on December 31, 2004 and June 30, 2005, $11.25 million on December 31, 2005 and June 30, 2006, $15.0 million on December 31, 2006 and June 30, 2007, and $18.75 million on December 31, 2007, June 30, 2008, December 31, 2008 and at maturity.  The Tranche B term loans mature in 2010 and amortize in semi-annual installments of $5.625 million payable on December 31 and June 30 of each year commencing on December 31, 2003 through December 31, 2009, with a final bullet payment of approximately $1.05 billion at maturity. The Revolving Credit Facility matures in 2009.

The loans under the Senior Secured Credit Agreement bear interest at fluctuating rates based upon the interest rate option elected by the Company. The loans under the Term Loan Facility bore interest as of September 30, 2003 at an average rate per annum of 3.9%. The Senior Notes and the Senior Subordinated Notes bear interest at rates of 8.5% and 9.5%, respectively. The loans under the Revolving Credit Facility bore interest as of September 30, 2003 at an average rate per annum of 4.4%.

Interest expense in 2003 is expected to be approximately $145 million to $150 million, including approximately $7 million of non-cash amortization of deferred debt issuance costs. During the first nine months of 2003, cash paid for interest was approximately $139 million.

At September 30, 2003, the Company and its U.S. and international subsidiaries had the following amounts of commitments, amounts outstanding and amounts available under revolving credit facilities:

(In millions of dollars)	Total Amount of Commitments	Total Amount Outstanding	Total Amount Available (A)

Revolving Credit Facility	$325.0	$31.5	$281.3
International Facilities	19.9	13.2	6.7
	$344.9	$44.7	$288.0

Note:

(A) In accordance with its debt agreements, the Company’s availability under its Revolving Credit Facility has been reduced by the amount of standby letter of credits issued of approximately $12.2 million.

The Company also had $11.6 million of letters of credit outstanding as of September 30, 2003. These letters of credit are used as security against its self-insurance obligations and an outstanding note payable. These letters of credit expire at various dates through 2003 and 2004 unless extended.

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

Based upon current levels of operations, anticipated cost-savings and expectations as to future growth, the Company believes that cash generated from operations, together with amounts available under its Revolving Credit Facility and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company’s future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see ‘‘—Covenant Restrictions’’), will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company’s control and will be substantially dependent on the selling prices and demand for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business and profitability strategies.

The Company expects that its working capital and business needs will require it to continue to have access to the Revolving Credit Facility or a similar revolving credit facility after the maturity date, and that the Company accordingly will have to extend, renew, replace or otherwise refinance such facility at or prior to such date. No assurance can be given that it will be able to do so. The Company has in the past refinanced and in the future may seek to refinance its debt prior to the respective maturities of such debt.

The Company uses interest rate swap agreements to fix a portion of its variable rate term loans to a fixed rate in order to reduce the impact of interest rate changes on future income. The difference to be paid or received under these agreements is recognized as an adjustment to interest expense related to that debt. At September 30, 2003, the Company had interest rate swap agreements with a notional amount of $990 million, under which the Company will pay fixed rates of 1.89% to 3.52% and receive three-month LIBOR.

As of December 31, 2002, the Company had approximately $1.2 billion of net operating loss carryforwards (“NOLs”). These NOLs generally may be used by the Company to offset taxable income earned in subsequent taxable years. However, the Company’s ability to use these NOLs to offset its future taxable income may be subject to significant limitation as a result of certain shifts in ownership due to direct or indirect transfers of the Company’s common stock by one or more 5-percent stockholders, or issuances or redemptions of the Company’s common stock, which, when taken together with previous changes in ownership of the Company’s common stock, constitute an ownership change under the Internal Revenue Code. Imposition of any such limitation on the use of NOLs could have an adverse effect on the Company’s anticipated future cash flows.

Covenant Restrictions

The Senior Secured Credit Agreement, which governs the Term Loan Facility and the Revolving Credit Facility, imposes restrictions on the Company’s ability to make capital expenditures and both the Senior Secured Credit Agreement and the indentures governing the notes limit the Company’s ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company’s ability to respond to market conditions, meet its capital spending program, provide for unanticipated capital investments or take advantage of business opportunities. The covenants contained in the Senior Secured Credit Agreement, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of indentures under which the notes are issued, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, make capital expenditures and engage in certain transactions with affiliates.

The financial covenants in the Senior Secured Credit Agreement specify, among other things, the following requirements for each four quarter period ended during the following test periods:

Test Period	Consolidated Debt to Credit Agreement EBITDA Leverage Ratio	Credit Agreement EBITDA to Consolidated Interest Expense Ratio
October 1, 2003 - December 30, 2004	6.40 to 1.00	2.00 to 1.00
December 31, 2004 - December 30, 2005	6.15 to 1.00	2.25 to 1.00
December 31, 2005 - December 30, 2006	5.75 to 1.00	2.35 to 1.00
December 31, 2006 - December 30, 2007	5.25 to 1.00	2.50 to 1.00
December 31, 2007 - December 30, 2008	4.75 to 1.00	2.75 to 1.00
December 31, 2008 - June 30, 2010	4.50 to 1.00	2.90 to 1.00

At September 30, 2003, the Company was in compliance with the financial covenants in the Senior Secured Credit Agreement. The Company’s ability to comply in future periods with the financial covenants in the Senior Secured Credit Agreement will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company’s control and will be substantially dependent on the selling prices for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business and profitability strategies. If a violation of any of the covenants occurred, the Company would attempt to get a waiver or an amendment from its lenders, although no assurance can be given that the Company would be successful in this regard. The Senior Secured Credit Agreement and the indentures governing the Senior Subordinated Notes and the Senior Notes have covenants as well as certain cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions.

The Senior Secured Credit Agreement is collateralized by substantially all of the Company’s domestic assets.

Credit Agreement EBITDA

The table below sets forth EBITDA as defined in the Company’s Senior Secured Credit Agreement, which is referred to in this report as “Credit Agreement EBITDA”. Credit Agreement EBITDA as presented below is a financial measure that is used in the Senior Secured Credit Agreement. Credit Agreement EBITDA is not a defined term under accounting principles generally accepted in the United States and should not be considered as an alternative to income from operations or net income as a measure of operating results or cash flows as a measure of liquidity. Credit Agreement EBITDA differs from the term “EBITDA” (earnings before interest expense, income tax expense, and depreciation and amortization) as it is commonly used. In addition to adjusting net income to exclude interest expense, income tax expense, and depreciation and amortization, Credit Agreement EBITDA also adjusts net income by excluding certain other items and expenses, as specified below. The Senior Secured Credit Agreement requires the Company to comply with a specified debt to Credit Agreement EBITDA leverage ratio and a specified Credit Agreement EBITDA to consolidated interest expense ratio for specified periods, as described in the preceding section, “Covenant Restrictions”.

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

The calculation of Credit Agreement EBITDA for the periods indicated is set forth below. Credit Agreement EBITDA for the nine months and the twelve months ended September 30, 2003 is calculated on a pro forma basis giving effect to the Merger in accordance with the Senior Secured Credit Agreement. Credit

Agreement EBITDA for the nine months ended September 30, 2002 and twelve months ended December 31, 2002 is also calculated on a pro forma basis giving effect to the Merger as if the Senior Secured Credit Agreement was in effect with respect to such periods.

	Nine Months Ended		Twelve Months Ended	Twelve Months Ended
(Amounts in Millions)	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Dec. 31, 2002

Unaudited Pro Forma Combined Income/(Loss) attributable to common stockholders before cummulative effect of change in accounting principle	$(60.4)	$(10.4)	$(52.5)	$(2.4)
Income Tax Expense	5.8	2.2	(0.3)	(3.8)
Interest Expense, Net	111.8	123.6	145.5	157.2
Depreciation and Amortization	159.4	163.0	217.3	220.9
Equity in Net Earnings of Affiliates	(1.1)	(0.7)	(1.5)	(1.0)
Other Non-Cash Charges (A)	17.1	4.5	23.6	10.8
Merger Related Expenses	11.2	—	11.2	—
Dividends from Equity Investments	0.7	0.6	0.7	0.6
Loss on Early Extinguishment of Debt	46.6	27.3	46.6	27.3
Credit Agreement EBITDA (B)	$291.1	$310.1	$390.6	$409.6

Notes:

(A) Other non-cash charges include non-cash charges for pension, postretirement and postemployment benefits, and amortization of premiums on hedging contracts deducted in determining net income.

(B) Credit Agreement EBITDA is calculated in accordance with the definitions contained in the Company’s Senior Secured Credit Agreement. Credit Agreement EBITDA is defined as consolidated net income before consolidated interest expense, non-cash expenses and charges, total income tax expense, depreciation expense, expense associated with amortization of intangibles and other assets, non-cash provisions for reserves for discontinued operations, extraordinary, unusual or non-recurring gains or losses or charges or credits, gain or loss associated with sale or write-down of assets not in the ordinary course of business, and any income or loss accounted for by the equity method of accounting.

Capital Expenditures

The Company’s capital spending for the first nine months of 2003 was approximately $75.9 million, up 117.5% from $34.9 million in the first nine months of 2002. During the first nine months of 2003, the Company had capital spending of approximately $64.9 million for improving process capabilities including approximately $17.0 million for its beverage multiple packaging converting operations initiative and approximately $3.8 million due to the addition of Graphic’s capital spending, approximately $8.9 million for manufacturing packaging machinery and approximately $2.1 million for compliance with cluster rules. Total capital spending for 2003 is expected to be between $120 million and $130 million and is expected to relate principally to improving the Company’s process capabilities (approximately $104 million to $114 million), the production of packaging machinery (approximately $13 million) and environmental cluster rules compliance (approximately $3 million). The Company is accelerating certain capital driven cost reduction projects that it anticipates will deliver benefits in 2004 and 2005. Over the next two years, the Company anticipates that it will spend approximately $22 million at its U.S. mills to comply with the cluster rules.

Related Party Transactions – Coors Brewing Company

Coors Brewing Company, a subsidiary of Adolph Coors Company, accounted for approximately $15 million of the Company’s Net Sales for the three months ended September 30, 2003.  The Company continues to sell packaging products to Coors Brewing Company.  The loss of Coors Brewing Company as a customer in the foreseeable future could have a material effect on the Company’s results of operations.  The supply agreement, effective April 1, 2003, with Coors Brewing Company will not expire until December 31, 2006.  Total sales under the supply agreement in 2002 were approximately $111 million, accounting for approximately 10% of Graphic's 2002 Net Sales.

Seasonality

The Company’s net sales, income from operations and cash flows from operations are subject to moderate seasonality with demand usually increasing in the spring and summer due to the seasonality of the worldwide beverage multiple packaging markets.

Environmental and Legal Matters

For a discussion of environmental and legal matters, see Note 5 to Notes to Condensed Consolidated Financial Statements.

Information Concerning Forward-Looking Statements

Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in “—Merger” regarding the Company’s expectations that it will achieve approximately $52 million of synergies by the third year after the closing of the Merger; (ii) the statements in “—Significant Factors That Impact Our Business” concerning (a) the Company’s expectations regarding the impact of CCE’s non-renewal notification, (b) the Company’s expectations regarding packaging machinery placements and (c) the improvements which the Company’s long-term initiatives, including, without limitation, its TQS and beverage carton converting operations initiatives, are designed to achieve; (iii) the statements in “—Financial Condition, Liquidity and Capital Resources” concerning (a) the Company’s expectation that depreciation and amortization for 2003 will be approximately $155 million to $160 million, (b) the Company’s expectation that 2003 interest expense will be approximately $145 million to $150 million, including approximately $7 million of non-cash amortization of deferred debt issuance costs, (c) the Company’s belief that cash generated from operations, together with amounts available under available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs, (d) the Company’s expectation that capital expenditures will range from $120 million to $130 million in 2003, and (e) the Company’s expectations with respect to capital spending that may be required to comply with the cluster rules and that, based on current knowledge, environmental costs are not expected to have a material impact on the results of operations, cash flows or financial condition of the Company (see Note 5 to Notes to Condensed Consolidated Financial Statements), and (iv) other statements as to management’s or the Company’s expectations and beliefs presented in this report.

Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. The following important factors, and those important factors described elsewhere in this report, the Company’s Report on Form 10-K/A for the year ended December 31, 2002, the Company’s Registration Statement, as amended, on Form S-4 (Registration No. 333-104928) and in other Securities and Exchange Commission filings of the Company, could affect (and in some cases have affected) the Company’s actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements:

•                                          Because of the Company’s substantial debt, its ability to obtain additional financing may be impaired; a substantial portion of its operating cash flow must be dedicated to service its debt, thus reducing funds available for other purposes; the Company is exposed to risk of increased interest costs because a portion of its borrowings are at variable rates of interest; and the

Company’s flexibility to adjust to changing market conditions and its ability to withstand competitive pressures could be limited.

•                                          The Company’s ability to generate the significant amount of cash needed to service its debt, and to comply with the covenants and restrictions contained in its debt instruments, will depend on its financial and operating performance, which, in turn, is subject to prevailing economic and competitive conditions and to the following financial and business factors:  operating difficulties, increased operating costs, increased raw materials and energy costs, market cyclicality, product prices, the response of competitors, regulatory developments and delays in implementing strategic projects.

•                                          The Company’s ability to implement successfully its business strategies and to realize anticipated synergies from the Merger is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control.

•                                          The Company is dependent on key customers and strategic relationships, and the loss of or reduced sales to key customers or changes in these relationships could result in decreased revenues, impact the Company’s cash flows and harm its financial position.

•                                          The Company faces intense competition and, if it is unable to compete successfully against other manufacturers of paperboard or cartons, it could lose customers and its revenues may decline.

•                                          The Company’s net sales and profitability could be affected by intense pricing pressures.  If the Company’s facilities are not as cost efficient as those of its competitors, or if its competitors otherwise are able to lower prices, the Company may lose customers to its competitors, which may negatively impact its revenues, cash flows and financial condition.

•                                          The Company’s ability to generate cash flows is dependent in significant part on the sales volume and selling prices that it realizes for its products.

•                                          If the Company fails to realize the anticipated benefits of the Merger, including anticipated synergies, its net sales and profitability could be affected.

•                                          Markets may not be able to absorb the Company’s entire paperboard production, which may negatively impact the Company’s financial condition and results of operations.

•                                          Any prolonged disruption in production due to labor difficulties, equipment failures, destruction of or material damage to any of the Company’s three paperboard mills could have a material adverse effect on the Company’s net sales, margins and cash flows.

•                                          Significant increases in the cost of energy or raw materials could have a material adverse effect on the Company’s margins and income from operations.

•                                          The Company may not be able to adequately protect its intellectual property and proprietary rights, which could harm its future success and competitive position.

•                                          The Company is subject to environmental, health and safety laws and regulations, and costs to comply with such laws and regulations, or any liability or obligation imposed under such laws or regulations, could negatively impact its financial condition and results of operations.

•                                          Work stoppages and other labor relations matters may make it substantially more difficult or expensive for the Company to manufacture and distribute its products, which could result in decreased sales or increased costs, either of which would negatively impact its financial condition and results of operations.

•                                          The Company is subject to significant risks associated with operating in foreign countries.  Foreign currency risks and exchange rate fluctuations could hinder the results of the Company’s international operations, and the strength of the U.S. dollar could disadvantage the Company relative to its foreign competitors.

•                                          The Company may be limited in the future in the amount of net operating loss carryforwards that it can use to offset income, which could have an adverse effect on the Company’s anticipated future cash flows.

•                                          Uninsured losses could result in substantial liabilities to the Company, which could negatively impact its financial condition.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements impacting the Company, see Note 8 to Notes to Condensed Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk from dangers in interest rates. Primarily, as a result of its short-term and long-term debt with both fixed and floating interest rates. The table below sets forth interest rate sensitivity information related to the Company’s debt.

Total Debt – Principal Amount By Maturity – Average Interest Rate

(In millions of dollars)	Q4 2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Total Debt
Fixed Rate	—	—	—	—	1.0	850.0	851.0	928.6
Average Interest Rate	N/A	N/A	N/A	N/A	6.25%	9.00%

Variable Rate	19.3	26.5	34.5	41.6	48.8	1,137.8	1,308.5	1,315.7
Average Interest Rate, spread range is 2.75% - 3.00%	LIBOR + Spread	LIBOR + Spread	LIBOR + Spread	LIBOR + Spread	LIBOR + Spread	LIBOR + Spread

Total Interest Rate Swaps – Notional Amount By Expiration – Average Swap Rate

(In millions of dollars)	Q4 2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Interest rate Swaps (Pay Fixed/Receive Variable)

Notional	80.0	250.0	330.0	220.0	110.0	—	990.0	(13.8)
Average Pay Rate	3.520%	2.521%	2.173%	2.849%	3.270%
Average Receive Rate	3-Month	3-Month	3-Month	3-Month	3-Month
	LIBOR	LIBOR	LIBOR	LIBOR	LIBOR

For a discussion of certain market risks related to the Company, see Part II, Item 7A, “Quantitative and Qualitative Disclosure about Market Risk”, in the Company’s Annual Report on Form 10-K/A for the fiscal period ended December 31, 2002. See Note 7 to Notes to Condensed Consolidated Financial Statements.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management has carried out an evaluation, with the participation of its chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon management’s evaluation, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                  Legal Proceedings.

Certain legal proceedings in which the Company is involved are discussed in Note 5 to Notes to Condensed Consolidated Financial Statements.

ITEM 4.                  Submission of Matters to a Vote of Security Holders.

On July 31, 2003, a written consent in lieu of a meeting was executed by the stockholders of the Company to approve the Riverwood Holding Stock Incentive Plan and Riverwood Holding Supplemental Long-Term Incentive Plan.

On August 1, 2003, a written consent in lieu of a meeting was executed by the stockholders of the Company to approve Amendment No. 1 to the Riverwood Holding Stock Incentive Plan, Riverwood Holding Supplemental Long-Term Incentive Plan and Riverwood Holding 2002 Stock Incentive Plan.

On August 7, 2003, a written consent of stockholders in lieu of a meeting was executed by the stockholders of the Company to approve the merger of Riverwood Acquisition Sub LLC into the Company.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)          Exhibit Index

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of March 25, 2003, among Registrant, Riverwood Acquisition Sub LLC and Graphic Packaging International Corporation.  Filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on March 27, 2003 (Commission File No. 001-11113), and incorporated herein by reference.

2.2

Amendment No. 1 to Agreement and Plan of Merger, dated as of July 11, 2003, among Registrant, Riverwood Acquisition Sub LLC and Graphic Packaging International Corporation.  Filed as Exhibit 2.2 to Registrant’s Amendment No. 3 to Registration Statement on Form S-4 filed on July 17, 2003 (Registration No. 333-104928), and incorporated herein by reference.

3.1

Restated Certificate of Incorporation of Graphic Packaging Corporation. Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.

3.2

Amended and Restated Bylaws of Graphic Packaging Corporation. Filed as Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.

3.3

Graphic Packaging Corporation Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock. Filed as Exhibit 3.3 to Registrant’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.

4.1

Form of Certificate for the Common Stock, par value $0.01 per share. Filed as Exhibit 4.1 to Registrant’s Amendment No. 2 to Registration Statement on Form S-4 filed on June 13, 2003 (Registration No. 333-104928), and incorporated herein by reference.

4.2

Rights Agreement, dated August 7, 2003, between Registrant and Wells Fargo Bank Minnesota, N.A.  Filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.

4.3

Credit Agreement, dated as of August 8, 2003, among Graphic Packaging International, Inc., the several lenders from time to time parties thereto, JPMorgan Chase Bank, as administrative agent, Deutsche Bank Securities Inc., as syndication agent, and Goldman Sachs Credit Partners L.P. and Morgan Stanley Senior Funding, Inc., as documentation agents. Filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.

Exhibit Number	Description

4.4

Guarantee and Collateral Agreement, dated as of August 8, 2003, made by Registrant, Riverwood Acquisition Sub LLC, GPI Holding, Inc., Graphic Packaging International, Inc., and certain of its subsidiaries in favor of JPMorgan Chase Bank as administrative agent.  Filed as Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.

4.5

Indenture, dated August 8, 2003, among Graphic Packaging International, Inc., as issuer, Registrant and GPI Holding, Inc., as Note Guarantors, and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 8.50% Senior Notes due 2011 of Graphic Packaging International, Inc.  Filed as Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.

4.6

Indenture, dated August 8, 2003, among Graphic Packaging International, Inc., as issuer, Registrant and GPI Holding, Inc., as Note Guarantors, and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 9.50% Senior Subordinated Notes due 2013 of Graphic Packaging International, Inc.  Filed as Exhibit 4.5 to Registrant’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.

4.7	Form of 8.50% Senior Notes due 2011 of Graphic Packaging International, Inc. (included in Exhibit 4.5).

4.8	Form of 9.50% Senior Subordinated Notes due 2013 of Graphic Packaging International, Inc. (included in Exhibit 4.6).

4.9

Exchange and Registration Rights Agreement, dated as of August 8, 2003, among Graphic Packaging International, Inc., Registrant, GPI Holding, Inc. and Goldman, Sachs & Co., for itself and on behalf of the Purchasers (as defined therein), relating to the 8.50% Senior Notes due 2011 of Graphic Packaging International, Inc. Filed as Exhibit 4.6 to Registrant’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.

4.10

Exchange and Registration Rights Agreement, dated as of August 8, 2003, among Graphic Packaging International, Inc., Registrant, GPI Holding, Inc. and Goldman, Sachs & Co., for itself and on behalf of the Purchasers (as defined therein), relating to the 9.50% Senior Subordinated Notes due 2013 of Graphic Packaging International, Inc.  Filed as Exhibit 4.7 to Registrant’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.

10.1

Amended and Restated Registration Rights Agreement, dated as of March 25, 2003, among Registrant, the Family Stockholders named therein, Clayton Dubilier & Rice Fund V Limited Partnership, EXOR Group S.A., and the Other Riverwood Stockholders named therein. Filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-4 filed on May 2, 2003 (Registration No. 333-104928), and incorporated herein by reference.

Exhibit Number	Description

10.2

Stockholders Agreement, dated as of March 25, 2003, by and among Registrant, the Family Stockholders named therein, Clayton Dubilier & Rice Fund V Limited Partnership and EXOR Group S.A.  Filed as Exhibit 10.2 to Registrant’s Registration Statement on Form S-4 filed on May 2, 2003 (Registration No. 333-104928), and incorporated herein by reference.

10.3

Amendment No. 1 to Stockholders Agreement, dated as of April 29, 2003, by and among Registrant, the Family Stockholders named therein, Clayton Dubilier & Rice Fund V Limited Partnership and EXOR Group S.A.  Filed as Exhibit 10.3 to Registrant’s Registration Statement on Form S-4 filed on May 2, 2003 (Registration No. 333-104928), and incorporated herein by reference.

10.4

Amendment No. 2 to Stockholders Agreement, dated as of June 12, 2003, by and among Registrant, the Family Stockholders named therein, Clayton Dubilier & Rice Fund V Limited Partnership and EXOR Group S.A.  Filed as Exhibit 10.4 to Registrant’s Amendment No. 1 to Registration Statement on Form S-4 filed on June 13, 2003 (Registration No. 333-104928), and incorporated herein by reference.

10.5

Transfer Restrictions and Observation Rights Agreement, dated as of March 25, 2003, among Registrant and the Other Riverwood Stockholders named therein.  Filed as Exhibit 10.4 to Registrant’s Registration Statement on Form S-4 filed on May 2, 2003 (Registration No. 333-104928), and incorporated herein by reference.

10.6

Third Amended and Restated Graphic Packaging International Corporation Executive Employment Agreement, dated as of March 25, 2003, among Graphic Packaging International Corporation the Affiliated Companies named therein, and Jeffrey H. Coors. Filed as Exhibit 10.24 to Registrant’s Registration Statement on Form S-4 filed on May 2, 2003 (Registration No. 333-104928), and incorporated herein by reference.

10.7

Third Amended and Restated Graphic Packaging International Corporation Executive Employment Agreement, dated as of March 25, 2003, among Graphic Packaging International Corporation, the Affiliated Companies named therein, and David W. Scheible.  Filed as Exhibit 10.25 to Riverwood Holding Inc.’s Registration Statement on Form S-4 filed on May 2, 2003 (Registration No. 333-104928), and incorporated herein by reference.

10.8	First Amended and Restated Employment Agreement, dated as of August 8, 2003, among Riverwood International Corporation, Registrant and Daniel J. Blount.

10.9

Third Amended and Restated Graphic Packaging International Corporation Executive Employment Agreement, dated as of March 25, 2003, among Graphic Packaging International Corporation, the Affiliated Companies named therein, and Donald W. Sturdivant.  Filed as Exhibit 10.31 to Registrant’s Amendment No. 1 to Registration Statement on Form S-4 filed on June 13, 2003 (Registration No. 333-104928), and incorporated herein by reference.

10.10	Employment Agreement, dated as of August 8, 2003, among Riverwood International Corporation, Registrant and Michael R. Schmal.

Exhibit Number	Description

10.11	Amendment No. 1 to Riverwood Holding, Inc. Stock Incentive Plan, Riverwood Holding, Inc. Supplemental Long-Term Incentive Plan and Riverwood Holding, Inc. 2002 Stock Incentive Plan.

10.12	Form of Restricted Unit Agreement, dated as of August 8, 2003, entered into by and between Registrant and each of Jeffrey H. Coors, David W. Scheible, and Donald W. Sturdivant.

10.13

Form of Management Stock Option Agreement entered into by and between Registrant and each of Wayne E. Juby, Steven D. Saucier, Michael R. Schmal, Daniel J. Blount, John T. Baldwin and Stephen A. Hellrung.

10.14	Form of Restricted Unit Agreement entered into by and between Registrant and each of Wayne E. Juby, Steven D. Saucier, Michael R. Schmal, Daniel J. Blount, John T. Baldwin and Stephen A. Hellrung.

10.15	Form of Option Cancellation Acknowledgement of Wayne E. Juby, Steven D. Saucier and Michael R. Schmal.

10.16	Form of Amendment to Employment Agreement, dated as of August 7, 2003, entered into by and between Riverwood International Corporation, Registrant and each of Wayne E. Juby and Steven D. Saucier.

10.17	Management Stock Option Agreement, dated as of August 8, 2003 entered into by and between Registrant and Stephen M. Humphrey.

10.18	Restricted Unit Agreement, dated as of August 8, 2003, entered into by and between Registrant and Stephen M. Humphrey.

10.19	Employment Agreement, dated as of September 8, 2003, among Registrant, Graphic Packaging International, Inc. and John T Baldwin.

10.20

Form of Officers’ Salary Continuation Agreement, as amended.  Filed as Exhibit 10.10 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 20, 1995 (Commission File No. 0-20704), and incorporated herein by reference.

10.21	Employment Agreement, dated as of October 6, 2003, entered into by and between Graphic Employment Packaging Corporation, Graphic Packaging International, Inc. and Stephen A. Hellrung.

10.22

Graphic Packaging Equity Incentive Plan, as amended. Filed as Exhibit 10.9 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 23, 2001 (Commission File No. 001-14060), and incorporated herein by reference.

10.23

Graphic Packaging Equity Compensation Plan for Non-Employee Directors, as amended and restated. Filed as Exhibit 10.10 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 23, 2001 (Commission File No. 001-14060), and incorporated herein by reference.

Exhibit Number	Description

10.24

ACX Technologies, Inc. Phantom Equity Plan. Filed as Exhibit 10.11 to Graphic Packaging International Corporation’s Current Report on Form 8-K filed on November 19, 1992 (Commission File No. 0-20704), and incorporated herein by reference.

10.25

Graphic Packaging Excess Benefit Plan, as restated. Filed as Exhibit 10.12 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 23, 2001 (Commission File No. 001-14060), and incorporated herein by reference.

10.26

Graphic Packaging Supplemental Retirement Plan, as restated.  Filed as Exhibit 10.13 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 23, 2001 (Commission File No. 001-14060), and incorporated herein by reference.

10.27

ACX Technologies, Inc. Deferred Compensation Plan, as amended. Filed as Exhibit 10.15 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 7, 1996 (Commission File No. 0-20704), and incorporated herein by reference.

10.28

First Amendment to the Graphic Packaging Deferred Compensation Plan. Filed as Exhibit 10.16 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 23, 2001 (Commission File No. 001-14060), and incorporated herein by reference.

10.29

Graphic Packaging Executive Incentive Plan, as amended and restated. Filed as Exhibit 10.17 to Graphic Packaging International Corporation’s Quarterly Report on Form 10-Q filed on October 31, 2002 (Commission File No. 001-14060), and incorporated herein by reference.

31.1	Certifications required by Rule 13a-14(a).

32.1	Certifications required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

(b) Reports on Form 8-K.

Reports on Form 8-K filed with the SEC on:

August 13, 2003 filing certain exhibits.

August 18, 2003 announcing the merger between Riverwood Holding and the corporation formerly known as Graphic Packaging International Corporation as amended by current report on Form 8-K/A filed on October 22, 2003.

Reports on Form 8-K furnished to the SEC on:

July 22, 2003 reporting its second quarter 2003 results.

July 22, 2003 announcing Riverwood International Corporation’s intention to offer $850 million total principal amount of senior notes and senior subordinated notes.

August 8, 2003 announcing the closing of sale of $850 million total principal amount of senior notes and senior subordinated notes.

August 27, 2003 announcing the appointment of John T. Baldwin as Senior Vice President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of 14th day of November, 2003.

GRAPHIC PACKAGING CORPORATION
(Registrant)

Date: November 14, 2003	By:

	/s/	Stephen A. Hellrung
Stephen A. Hellrung
Senior Vice President, General
Counsel and Secretary

Date: November 14, 2003	By:

	/s/	John T. Baldwin
John T. Baldwin
Senior Vice President and
Chief Financial Officer