Form 10-K
period 2003-12-31
GRAPHIC PACKAGING CORP
filed 2004-03-16
CIK 886239

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO

COMMISSION FILE NUMBER: 1-13182

GRAPHIC PACKAGING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2205241 (I.R.S. employer identification no.)
814 Livingston Court Marietta, Georgia (Address of principal executive offices)	30067 (Zip Code)

(770) 644-3000
Registrant's telephone number, including area code:

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

        As of June 30, 2003, there was no established public trading market for the registrant's Common Stock, par value $0.01 per share.

        As of February 29, 2004, there were 198,416,983 shares of the registrant's Common Stock, par value $0.01 per share, outstanding.

        DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's definitive proxy statement which will be filed within 120 days after December 31, 2003 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

Overview

        Graphic Packaging Corporation ("GPC" and, together with its subsidiaries, the "Company") is a leading provider of paperboard packaging solutions to multinational consumer products companies. The Company focuses on the paperboard packaging market where it provides companies with packaging solutions designed to deliver marketing and performance benefits at a competitive cost. In doing this, the Company capitalizes on its low-cost paperboard mills and converting plants, its proprietary carton designs and packaging machines, and its commitment to customer service.

        The Company focuses on providing a range of paperboard packaging products to major companies with well-recognized brands. Its customers have prominent market positions in the beverage, food, household products and tobacco industries. The Company offers customers its paperboard, cartons and packaging machines, either as an integrated solution or separately. The Company has long-term relationships with major companies, including Altria Group, Anheuser-Busch, General Mills, Miller Brewing Company, Coors Brewing Company, and numerous Coca-Cola and Pepsi bottling companies.

        The Company's packaging products are made from a variety of grades of paperboard. The Company makes most of its packaging products from coated unbleached kraft paperboard ("CUK board") and coated recycled paperboard ("CRB") that the Company produces at its mills, and a portion from paperboard purchased from external sources.

        The Company reports its results in two business segments: paperboard packaging and containerboard/other. The Company operates in four geographic areas: the United States, Central and South America, Europe and Asia-Pacific. For business segment and geographic area information for each of the last three fiscal years, see Note 22 in Notes to Consolidated Financial Statements.

        GPC (formerly known as Riverwood Holding, Inc.) was incorporated on December 7, 1995 under the laws of the State of Delaware. On August 8, 2003, the corporation formerly known as Graphic Packaging International Corporation merged with and into Riverwood Acquisition Sub LLC, a wholly owned subsidiary of Riverwood Holding, Inc. ("Riverwood Holding"), with Riverwood Acquisition Sub LLC as the surviving entity (the "Merger"). At the closing of the Merger, one share of common stock of Riverwood Holding was exchanged for each share of common stock of Graphic Packaging International Corporation. After the Merger, (1) RIC Holding, Inc. merged into Graphic Packaging Holdings, Inc. which was renamed GPI Holding, Inc., (2) the corporation formerly known as Graphic Packaging Corporation merged into Riverwood International Corporation ("RIC") which was renamed Graphic Packaging International, Inc. ("Graphic Packaging International"), and (3) Riverwood Acquisition Sub LLC merged into Riverwood Holding which was renamed Graphic Packaging Corporation.

        Throughout this report, references to the "Company" or to "Riverwood" are to Riverwood Holding and its subsidiaries for periods prior to the Merger. References to the "Company" are to GPC and its subsidiaries for periods after the Merger. The corporation formerly known as Graphic Packaging International Corporation and its subsidiaries for periods prior to the Merger are referred to herein as "Graphic."

        The Company's website is located at http://www.graphicpkg.com. The Company makes available, free of charge through its website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such materials are electronically filed or furnished to the Securities and Exchange Commission. The information contained or incorporated in the Company's website is not part of these documents.

Paperboard Packaging

        The Company provides paperboard packaging products to multinational consumer products companies. The Company focuses on providing companies with packaging solutions designed to deliver marketing and performance benefits at a competitive cost. The Company supplies its customers with paperboard cartons and carriers designed to protect and contain its customers' products while providing:

  •
  convenience through ease of carrying, storage and food preparation for consumers;

  •
  a smooth surface printed with high-resolution, multi-color graphic images that help its customers improve brand awareness and visibility of their products on store shelves; and

  •
  durability, stiffness, wet and tear strength, abrasion and heat resistance, leakage protection, microwave management, and moisture, gas and solvent barriers.

        In doing this, the Company capitalizes on its low-cost paperboard mills and converting plants, proprietary carton designs and packaging machines, and its commitment to customer service.

        The Company offers customers its paperboard, cartons and packaging machines, either as an integrated solution or separately. The Company produces paperboard at its mills, prints and cuts, or converts, the paperboard into cartons at its converting plants, and designs and manufactures specialized, proprietary packaging machines designed to package bottles and cans and, to a lesser extent, non-beverage consumer products. The Company also sells the paperboard it produces to independent converters. The Company installs its packaging machines at customer plants under long-term leases and provides value-added support, service and advanced performance monitoring of the machines.

        The Company offers a variety of laminated, coated, and printed structures that are produced from its CUK and CRB boards, as well as other grades of paperboard that are purchased from third party suppliers. The Company produces cartons using diverse structural designs and combinations of paperboard, films, foils, metalization, holographics, embossing and other characteristics that are tailored to the needs of individual products. The Company provides a wide range of packaging solutions to consumer products companies in the following end-use markets:

  •
  beverage, including beer, soft drinks, water and juices;

  •
  food, including cereal, desserts, frozen and microwavable foods, and pet foods;

  •
  prepared foods, including snacks, quick serve foods in restaurants and food service products;

  •
  household products, including dishwasher and laundry detergent, sporting goods, health care and beauty aids, and tissues and papers; and

  •
  tobacco, including flip top boxes and long cartons.

        For its beverage multiple packaging customers, the Company supplies beverage cartons in a variety of designs and formats, including 6, 12 and 24 multi-packs. Its proprietary beverage packaging machines package cans, bottles and other beverage containers into its beverage cartons at high speeds. Its packaging machines are designed to create "pull-through" demand for its CUK board. The Company seeks to increase the use by customers of its integrated packaging solutions which, the Company believes, improve its revenue opportunities, enhance customer relationships, provide customers with greater packaging line and supply chain efficiencies and overall cash benefits, and expand opportunities for the Company to provide value added support and service. The Company enters into annual or multi-year carton supply contracts with its beverage packaging customers, which generally require the customer to purchase a fixed portion of its carton requirements from the Company. Particularly in its international operations, its CUK board may be sold to and converted by joint ventures and licensees of its beverage carton machines who, in turn, sell converted beverage cartons to end-users for use on its proprietary packaging machines. The Company also sells CUK board, which the Company produces, to customers for use on third-party packaging machines.

        The Company develops packaging applications to meet the needs of its customers. Described below are a number of characteristics of its packaging products.

        Strength Packaging.    Through its application of materials and package designs, the Company provides sturdiness to meet a variety of packaging needs, including tear and wet strength, puncture resistance, durability and compression strength (providing stacking strength to meet store display packaging requirements). The Company achieves such sturdiness characteristics through diverse combinations of paperboard, film laminates and metallized layers tailored on a product-by-product basis.

        Promotional Packaging.    The Company offers diverse promotional packaging options that help differentiate its customers' products. The Company provides products designed to enhance point-of-purchase and marketing opportunities through package shapes, portability, metallization, holographics, embossing and micro-embossing, brilliant high-tech inks, specialized coatings, hot-stamp metal foil surfaces, in-pack and on-pack customized promotions, inserts, windows and die-cuts. These promotional enhancements improve brand awareness and visibility on store shelves.

        Convenience Packaging.    Its packaging solutions improve package usage and food preparation:

  •
  beverage multiple packaging—Fridge Vendor® and 6, 12 and 24 multi-packs for beer, soft drinks and water;

  •
  active microwave technologies—Micro-Rite® bake-in-the-box, Focus Qwik Wave® trays, and MicroFlex® Q substrates;

  •
  alternative containers—Z-Flute® packaging, paperboard cans and formed trays;

  •
  easy opening and closing features—pour spouts and resealable liners; and

  •
  ComposiGard®—its alternative to traditional "bag-in-box" packaging.

        Barrier Packaging.    The Company provides packages that protect against moisture, grease, oil, oxygen, sunlight, insects and other potential product-damaging factors. Its barrier technologies integrate a variety of specialized laminate and film layers, metallized package layers, package sealing, applied coatings, and other techniques—all customized to specific barrier requirements.

Converting Operations

        The Company converts CUK board and CRB, as well as other grades of paperboard, into cartons at 28 carton converting plants at 27 sites that the Company operates in the United States, Canada, the United Kingdom, Spain, France and Brazil, as well as through converting plants associated with its joint ventures in Japan and Denmark and licensees in other markets outside the United States. The converting plants print, cut and glue paperboard into cartons designed to meet customer specifications. These plants utilize roll-fed web-printing presses with in-line cutters and sheet-fed printing presses to print and cut paperboard. Printed and cut cartons are in turn glued and shipped to the Company's customers.

        The Company's U.S. converting plants are dedicated to converting paperboard produced by the Company, as well as paperboard supplied by outside producers, into cartons. Because these presses have high cutting and printing speeds, they result in less labor hours per ton of cartons produced.

        The Company's international converting plants convert paperboard produced by the Company, as well as paperboard supplied by outside producers, into cartons. Its converting plants outside of the United States are designed to meet the smaller volume orders of these markets.

Paperboard Production

        CUK Board Production.    The Company is the larger of two worldwide producers of CUK board. CUK board is a specialized high-quality grade of paperboard with excellent wet and tear strength characteristics and printability for high resolution graphics that make it particularly suited for a variety of packaging applications. The Company produces CUK board at its West Monroe, Louisiana mill and its Macon, Georgia mill. The Company has three paperboard machines at its West Monroe mill and two paperboard machines at its Macon mill. These mills have a current total combined annual production capacity of approximately 1.2 million gross tons of CUK board.

        The Company's CUK board production at its West Monroe and Macon mills was approximately 671,000 tons and 487,000 tons, respectively, for 2003. CUK board is manufactured from pine and hardwood fibers and, in some cases, recycled fibers, such as old corrugated containers ("OCC") and clippings from its converting operations. Virgin fiber is obtained in the form of wood chips or pulp wood acquired through open market purchases or its long-term purchase contract with Plum Creek Timber Company, L.P. See "—Energy and Raw Materials." These chips are chemically treated to form softwood and hardwood pulp, which are then blended (together, in some cases, with recycled fibers). In the case of carrierboard (paperboard used in the beverage industry's multi-pack cartons), a chemical is added to increase moisture resistance. The pulp is then processed through the mill's paper machines, which consist of a paper-forming section, a press section (where water is removed by pressing the wet paperboard between rolls), a drying section and the coating section. Coating on CUK board, principally a mixture of pigments, binding agents and water, provides a white, smooth finish, and is applied in multiple steps to achieve desired levels of brightness, smoothness and shade on the print side of the paperboard. After the CUK board is coated, it is wound into rolls, which are then shipped to its converting plants or to outside converters.

        CRB Production.    The Company's CRB is a grade of recycled paperboard that offers superior quality graphics, strength and appearance characteristics when compared to other recycled grades. The Company and Graphic's CRB production at its Kalamazoo, Michigan mill was approximately 349,000 tons for full year 2003. The mill is one of the largest CRB facilities in North America. The mill's paperboard is specifically designed to maximize throughput on high-speed web-litho presses. The Company consumes approximately 80% of the Kalamazoo mill's output in its carton converting operations, and the mill is an integral part of its low cost converting strategy.

        White Lined Chip Board.    The Company produces white lined chip ("WLC") board at its mill in Norrköping, Sweden, and produced approximately 160,000 tons of such board during 2003. WLC board is used for a variety of folding carton applications principally throughout Europe. Its WLC board incorporates recycled fibers to meet the demands of the European marketplace.

Packaging Design and Proprietary Packaging Machinery

        The Company has four research and design centers located in Golden, Colorado, Marietta, Georgia, Neenah, Wisconsin, and Mississauga, Ontario, Canada. At these centers, the Company designs, tests, and manufactures prototype packaging for consumer products packaging applications. The Company designs and tests packaging machinery at its Marietta, Georgia product development center. The Company's Golden, Colorado product development center contains full size pilot lines that can simulate the manufacturing environments of customers. The Company utilizes a network of computer equipment at its converting facilities to provide automated computer-to-plate graphic services designed to improve efficiencies and reduce errors associated with the pre-press preparation of printing plates.

        The Company's engineers create and test packaging designs, processes and materials based on market and customer needs, which are generally characterized as enhanced stacking or tear strength, promotional or aesthetic appeal, consumer convenience, or barrier properties. Concepts go through a gated review process through their development to ensure that resources are being focused on those projects that are most likely to succeed commercially. The Company also works to refine and build on current proprietary materials, processes and designs. The Company also seeks to identify consumer needs and meet those needs through structural and graphic design.

        At the Company's product development center in Marietta, Georgia, the Company develops carton and packaging machinery designs from a common data base balancing carton manufacturing costs and packaging line performance. The Company manufactures and designs packaging machines for beverage multiple packaging and other consumer products packaging applications at its principal U.S. manufacturing facility in Crosby, Minnesota and at a facility near Barcelona, Spain. The Company leases substantially all of its packaging machines to customers, typically under machinery use agreements with original terms of three to six years.

        The Company employs a "pull-through" marketing strategy for its beverage multiple packaging customers, the key elements of which are (1) the design and manufacture of proprietary packaging machines capable of packaging plastic and glass bottles, cans and other primary containers, (2) the installation of the machines at beverage customer locations under multi-year machinery use arrangements and (3) the development of propriety beverage cartons with high-resolution graphics for use on those machines.

        The Company's packaging machines are designed to package polyethylene terephthalate, or PET bottles and glass bottles, cans and other primary beverage containers, as well as non-beverage consumer products, using cartons designed by the Company, made from its CUK board and converted into cartons by the Company, its joint venture partners or its licensees. In order to meet customer requirements, the Company has developed an extensive portfolio of packaging machines consisting of three principal machinery lines, including over eight different models of packaging machines. Its machines package cans and PET or glass bottles in a number of formats including baskets, clips, trays, wraps and fully enclosed cartons. These machines have packaging ranges from 2 to 36 cans per package and have the ability to package cans at speeds of up to 3,000 cans per minute.

        The Company manufactures and leases packaging machines to its non-beverage consumer products packaging customers, internationally and in the United States, but to a lesser extent than its beverage multiple packaging customers. Its non-beverage consumer products packaging machines are designed to package cans or bottles in wraps or fully enclosed cartons. The Company also manufactures ancillary equipment, such as machines for inserting coupons in cartons or to divide or turn filled packages for conveying.

        The Company has introduced innovative beverage packaging machines such as its Quikflex® family of machines that package Fridge Vendor® and Twin Stack® style cartons. The Quikflex TS®, a double-layer multiple packaging design, packages Twin-Stack® cartons providing better portability and a more visible billboard compared with conventional large-volume multipacks. Double layer packaging allows for cans to be stacked vertically in a double layer in the same paperboard carton. Its other lines of packaging machines include the Marksman®, a family of machines designed to package bottles, cans, juice boxes and dairy products in a variety of wrap configurations and the Autoflex, a machine designed to package bottles in a variety of basket style carton configurations. Its newest packaging machines incorporate an advanced performance monitoring system called RADAR. This system provides continuous monitoring and reporting to the Company in real time over the Internet of the performance of packaging machines installed at customers' sites providing technical support on-line and improved operational performance.

Marketing and Distribution

        The Company markets its paperboard and paperboard-based products principally to multinational brewers, soft drink bottlers, food companies, tobacco companies and other well-recognized consumer products companies. It also sells paperboard in the open market to independent paperboard converters. The Company reviews a customer's credit history before extending credit to the customer of which the payment terms are generally 30 days domestically, but vary internationally according to local business practices.

        The Company's major customers for beverage cartons include Anheuser-Busch Companies, Inc., Miller Brewing Company, Coors Brewing Company, numerous Coca-Cola and Pepsi bottling companies, Interbrew and Asahi Breweries. It also sells beverage paperboard in the open market to independent converters, including licensees of its proprietary carton designs, for the manufacture of beverage cartons.

        The Company's non-beverage consumer products packaging customers include Altria Group, General Mills, Nestle, Unilever and Mattel. It also sells its CUK board to numerous independent converters who convert the CUK board into cartons for consumer products. The Company has entered into agreements with a number of major independent converters. Under the terms of these agreements, the converters agree to purchase a significant portion of their CUK board requirements from the Company and to assist the Company in customer development efforts designed to grow the market for CUK board. The terms of these agreements include certain limitations on the Company's ability to raise the selling prices of its CUK board.

        Distribution is primarily accomplished through direct sales offices in the United States, Australia, Brazil, Denmark, Germany, Hong Kong, Italy, Japan, Mexico, Singapore, Spain, Sweden and the United Kingdom and, to a lesser degree, through broker arrangements with third parties. The Company's selling activities are supported by its technical and developmental staff.

        During 2003, the Company had one customer, Anheuser-Busch Companies, Inc., who represented approximately 11% of its net sales.

Joint Ventures

        The Company is a party to joint ventures with Rengo Company Limited and Danapak Holding A/S, in which it owns 50% and 60%, respectively, to market machinery-based packaging systems in Japan and Scandinavia, respectively. The joint ventures cover CUK board supply, use of proprietary carton designs and marketing and distribution of packaging systems.

Competition

        A relatively small number of large competitors hold a significant portion of the paperboard packaging industry. The Company's primary competitors include Caraustar Industries, Inc., Field Container Company, L.P., Gulf States Paper Corporation, International Paper Company, MeadWestvaco Corporation, Packaging Corporation of America, R.A. Jones Co, Inc., Rock-Tenn Company and Smurfit-Stone Container Corporation. There are only two major producers in the United States of CUK board, MeadWestvaco Corporation and the Company. The Company faces significant competition in its CUK board business from MeadWestvaco as well as from other manufacturers of packaging machines. Like the Company, MeadWestvaco produces and converts CUK board, designs and places packaging machines with customers and sells CUK board in the open market.

        In beverage multiple packaging, cartons made from CUK board compete with plastics and corrugated packaging for packaging glass or plastic bottles, cans and other primary containers. Although plastics and corrugated packaging are priced lower than CUK board, the Company believes that cartons made from CUK board offer advantages over these materials, in areas such as distribution, high quality graphics, carton designs, package performance, package line speed, environmental friendliness and design flexibility.

        In non-beverage consumer products packaging, the Company's paperboard competes principally with MeadWestvaco's CUK board, recycled clay-coated news ("CCN") and solid bleached sulphate board ("SBS") and, internationally, WLC board and folding boxboard. Paperboard grades compete based on price, strength and printability. CUK board and CRB have generally been priced in a range that is lower than SBS board. CUK board has slightly better tear strength characteristics than SBS board. There are a large number of producers in the paperboard markets, which are subject to significant competitive and other business pressures. Suppliers of paperboard compete primarily on the basis of price, strength and printability of their paperboard, quality and service.

Containerboard/Other

        In the United States, the Company manufactures containerboard—linerboard, corrugating medium and kraft paper—for sale in the open market. Corrugating medium is combined with linerboard to make corrugated containers. Kraft paper is used primarily to make grocery bags and sacks. Its principal paper machines have the capacity to produce both linerboard and CUK board. The Company has in the past used these machines to produce linerboard. The Company has shifted significant mill capacity away from linerboard production on its CUK board machines to more profitable packaging applications and intends to stop producing linerboard. The Company continues to operate two paper machines dedicated to the production of corrugating medium and kraft paper at its West Monroe mill.

        In 2003, the Company had net sales in its containerboard business of $82.7 million. In 2003, the Company shipped approximately 5,000 tons of linerboard from the Macon mill and approximately 128,000 tons of corrugating medium, 35,000 tons of kraft paper and 56,000 tons of linerboard from its West Monroe mill. In 2003, the Company also shipped approximately 26,000 tons of various other paperboard products.

        The primary customers for the Company's U.S. containerboard production are independent and integrated corrugated converters. The Company sells corrugating medium and linerboard through direct sales offices and agents in the United States. Outside of the United States, linerboard is primarily distributed through independent sales representatives.

        The Company's containerboard business operates within a highly fragmented industry. Most products within this industry are viewed as commodities, consequently, selling prices tend to be cyclical, being affected by economic activity and industry capacity.

Energy and Raw Materials

        Pine pulpwood, hardwood, paper and recycled fibers, including OCC, used in the manufacture of paperboard, and various chemicals used in the coating of paperboard, represent the largest components of the Company's variable costs of paperboard production. The cost of these materials is subject to market fluctuations caused by factors beyond its control. OCC pricing tends to be somewhat volatile.

        With the October 1996 sale of the Company's timberlands in Louisiana and Arkansas, the Company now relies on private landowners and the open market for all of its pine pulpwood, hardwood and recycled fiber requirements, except for CUK board clippings that are obtained from its converting operations. Under the terms of the sale of those timberlands, the Company entered into a 20-year supply agreement with the buyer, Plum Creek Timber Company, L.P., with a 10-year renewal option, for the purchase by the Company, at market-based prices, of a majority of the West Monroe mill's requirements for pine pulpwood and residual chips, as well as a portion of its needs for hardwood at the West Monroe mill. An assignee of Plum Creek supplies residual chips to the Company pursuant to this supply agreement. The Company purchases the remainder of the wood fiber used in CUK board production at the West Monroe mill from other private landowners in this region. The Company believes that adequate supplies of open market timber currently are available to meet its fiber needs at the West Monroe mill.

        The Macon mill purchases most of its fiber requirements on the open market, and is a significant consumer of recycled fiber, primarily in the form of clippings from its domestic converting plants as well as OCC and other recycled fibers. The Company has not experienced any significant difficulties obtaining sufficient OCC or other recycled fibers for its Macon mill operations, which the Company purchases in part from brokers located in the eastern United States. The Macon mill purchases substantially all of its pine pulpwood and hardwood requirements from private landowners in central and southern Georgia. Because of the adequate supply and large concentration of private landowners in this area, the Company believes that adequate supplies of pine pulpwood and hardwood timber currently are available to meet its fiber needs at the Macon mill.

        The Kalamazoo mill produces paperboard made primarily from OCC, old newsprint ("ONP"), and boxboard clippings. ONP and OCC recycled fibers are purchased through brokers at market prices and, less frequently, purchased directly from sources under contract. Boxboard clippings are provided by the Company's folding carton converting plants and, to a lesser extent, purchased through brokers. The market price of each of the various recycled fiber grades fluctuates with supply and demand. The Company has many sources for its fiber requirement and believes that the supply is adequate to satisfy its needs.

        Energy, including natural gas, fuel, oil and electricity, represents a significant portion of the Company's manufacturing costs. The Company has entered into fixed price contracts designed to mitigate the impact of future energy cost increases through August 2004, and will continue to evaluate its hedge position. The Company believes that higher energy costs will negatively impact its results for 2004. Since negotiated contracts and the market largely determine the pricing for its products, the Company is limited in its ability to pass through to its customers any energy or other cost increases that the Company may incur in the future.

        The Company purchases a variety of other raw materials for the manufacture of its paperboard and cartons, such as inks, aluminum foil, plastic filling, plastic resins, adhesives, process chemicals and coating chemicals such as kaolin and titanium dioxide. While such raw materials are readily available from many sources, and the Company is not dependent upon any one source of such raw materials, the Company has developed strategic long-standing alliances with some of its vendors, including the use of multi-year supply agreements, in order to provide a guaranteed source of raw materials that satisfies customer requirements, while obtaining the best quality, service and price.

        In addition to paperboard that is supplied to its converting operations from its own mills, the Company converts a variety of other paperboard grades such as SBS, SUS and uncoated recycled board. The Company purchases a significant portion of such paperboard requirements, including additional CRB, from outside vendors, including through multi-year supply agreements.

Seasonality

        The Company's net sales, income from operations and cash flows from operations are subject to moderate seasonality with demand usually increasing in the spring and summer due to the seasonality of the worldwide beverage multiple packaging markets.

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

Research, Development and Engineering

        Research, development and engineering expenses were approximately $7.4 million, $5.2 million, and $5.1 million in the years ended December 31, 2003, 2002 and 2001, respectively, and primarily related to packaging machines and new products.

        The Company's research and development staff works directly with its sales and marketing personnel in meeting with customers and pursuing new business. The Company's development efforts include, but are not limited to, extending the shelf life of customers' products, reducing production costs, enhancing the heat-managing characteristics of food packaging and refining packaging appearance through new printing techniques and materials.

Patents and Trademarks

        As of December 31, 2003, the Company has a large patent portfolio, presently owning, controlling or holding rights to more than 1,600 U.S. and foreign patents, with more than 600 patent applications currently pending. Its operations are not dependent to any significant extent upon any single or related group of patents. The Company does not believe that the expiration of any of its patents at the end of their normal lives would have a material adverse effect on its financial condition or results of operations. The Company may not be able to adequately protect its intellectual property and proprietary rights, which could harm its future success and competitive position. Its patent portfolio consists primarily of patents in the following categories: packaging machinery, manufacturing methods, structural carton designs, and microwave and barrier protection packaging. These patents and processes are significant to its operations and are supported by trademarks such as Z-Flute®, Fridge Vendor®, Composipac® and Micro-Rite®. The Company's operations are not dependent upon any single trademark.

Employees and Labor Relations

        As of December 31, 2003, the Company had approximately 8,300 employees worldwide (excluding employees of joint ventures), of which approximately 53% were represented by labor unions and covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

        Employees covered by collective bargaining agreements are located at 15 different plants. The Company is a party to 17 different union contracts, three of which are scheduled to expire by the end of 2004. Its contract with the Paper, Allied-Industrial, Chemical & Energy Workers International Union—AFL-CIO, CLC ("PACE") that covers employees at the Macon mill, expired on December 31, 2003. However, the Company reached a new agreement in November 2003 with all three of its unions (PACE, IBEW and IAM) which will be effective January 1, 2004 through December 31, 2010. Both the PACE contract and the Graphic Communication International Union ("GCIU") contract covering employees at the Wausau and Menasha, WI converting plants are scheduled to expire on April 30, 2004 and June 30, 2004, respectively, and its contract with the International Brotherhood of Teamsters covering certain employees at the Kalamazoo, MI transportation center is scheduled to expire on July 31, 2004.

        In addition to employees at the Macon mill, and the Wausau and Menasha, WI converting plants, PACE represents employees at the Charlotte, NC, Gordonsville, TN, Garden Grove, CA and Cincinnati, OH converting plants, the West Monroe mill and converting plants and the Kalamazoo, MI converting plant and mill.

        At the West Monroe Mill, a six-year contract was negotiated and ratified by the union on March 20, 2003 and covers the six-year period from March 1, 2003 to February 28, 2009. A contract was also reached in 2003 for the Kalamazoo facility, which will expire in January 2008. In 2002, the Garden Grove, CA, contract was extended to April 2007. The Company's labor agreement for its Cincinnati, OH converting plant covers the five-year period from February 1, 2001 through January 31, 2006.

        GCIU represents employees in the Clinton, MS converting plant in addition to employees in the Wausau and Menasha, WI converting plants. A six-year contract covering its Clinton, MS converting plant was negotiated and ratified by the union on April 12, 2003 and covers the six-year period from February 1, 2003 through January 31, 2009.

        The Association of Western Pulp & Paper Union represents employees at the North Portland, OR converting plant. In 2002, a four-year contract was reached at the North Portland converting plant which will expire in March 2006. The International Association of Machinists and Aerospace Workers and the International Brotherhood of Electrical Workers represent certain maintenance employees at the Macon mill.

        The Company's international employees are represented by unions in Brazil, France, Spain, Sweden and the United Kingdom.

Environmental Matters

        Certain environmental matters in which the Company is involved are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters."

ITEM 2. PROPERTIES

Headquarters

        The Company's principal executive offices are located in Marietta, Georgia where it currently leases approximately 52,000 square feet of office space.

Manufacturing Facilities

        A listing of the major plants and properties owned, or leased, and operated by the Company is set forth below. The Company's buildings are adequate and suitable for the business of the Company. The Company also leases certain facilities, warehouses and office space throughout the United States and in foreign countries.

Type of Facility and Location(1)	Floor Space in Square Feet	Principal Products Manufactured or Use of Facility
Paperboard Mills:
West Monroe, LA	1,535,000	CUK Board; linerboard; corrugating medium; kraft paper
Macon, GA	756,000	CUK Board; linerboard
Kalamazoo, MI	1,411,000	Coated recycled board
Norrköping, Sweden	417,000	White lined chip board
Converting Plants:
West Monroe, LA (2 plants)	621,000	Cartons
Cincinnati, OH	242,000	Cartons
Clinton, MS	215,000	Cartons
Perry, GA(2)	133,000	Cartons
Bow, NH	234,000	Cartons
Centralia, IL(3)	283,000	Cartons
Charlotte, NC	125,000	Cartons
Fort Smith, AR	180,000	Cartons
Garden Grove, CA(4)	152,000	Cartons
Golden, CO	299,000	Cartons
Gordonsville, TN	173,000	Cartons
Kalamazoo, MI	238,000	Cartons
Kendallville, IN	95,000	Cartons
Lawrenceburg, TN	326,000	Cartons

Lumberton, NC	252,000	Cartons
Menasha, WI	431,000	Cartons
Mitchell, SD	265,000	Cartons
Portland, OR	552,000	Cartons
Richmond, VA	130,000	Cartons
Tuscaloosa, AL	126,000	Cartons
Wausau, WI	481,000	Cartons
Mississauga, Ontario, Canada	44,000	Cartons
Bristol, Avon, United Kingdom	375,000	Cartons
Igualada, Barcelona, Spain	131,000	Cartons
Beauvois en Cambresis, France	70,000	Cartons
Le Pont de Claix, France	120,000	Cartons
Jundiai, Sao Paulo, Brazil	95,000	Cartons
Packaging Machinery/Other:
Crosby, MN	188,000	Packaging machinery engineering design and manufacturing
Marietta, GA	31,000	Research and development and packaging machinery engineering design
Igualada, Barcelona, Spain	22,000	Packaging machinery engineering design and manufacturing
Golden, CO	26,000	Research and development/office
Menasha, WI	5,000	Research and development
Mississauga, Ontario, Canada	7,000	Research and development

(1)
The Company leases the facilities in Marietta, Georgia (3 facilities; leases expire on December 31, 2007 and April 30, 2010); Clinton, Mississippi (part only; lease renewable annually); Beauvois en Cambresis, France (lease expires on December 31, 2006); Igualada, Barcelona, Spain (2 facilities; leases expire on April 1, 2004 (lease renewable annually) and October 18, 2010); Centralia, Illinois (lease expires on December 31, 2005); and Mississauga, Ontario (lease expires on June 30, 2006). Generally, leases are subject to extension or renewal at the option of the parties to the lease agreement. The Company owns all other facilities listed, except as described below.

(2)
The facility located in Perry, Georgia is leased from the Middle Georgia Regional Development Authority in consideration of the issuance of industrial development bonds by such entity.

(3)
Two facilities, one leased.

(4)
In January 2004, the Company announced that it plans to close this facility by the end of the second quarter of 2004.

ITEM 3. LEGAL PROCEEDINGS

        The Company is a party to a number of lawsuits arising out of the ordinary conduct of its business, the most significant of which are listed below. Although the timing and outcome of these lawsuits cannot be predicted, the Company does not believe that disposition of these lawsuits will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

        On April 2, 2003, two separate lawsuits were filed in the District Court, Jefferson County, Colorado, against Graphic, Graphic's directors and the Company relating to the Merger between Graphic and the Company pursuant to the merger agreement. The complaints were filed by Robert F.

Smith and Harold Lightweis, on behalf of themselves and all others similarly situated. Each of the two complaints alleges breach of fiduciary duties by Graphic's directors to Graphic's public shareholders in connection with the Merger and that the Company aided and abetted the alleged breach.The complaints also allege that the Coors family stockholders negotiated the merger consideration in their own interest and not in the interest of the public stockholders. The complaints seek an injunction against consummation of the Merger, rescission of the Merger if it is consummated, unspecified damages, costs and other relief permitted by law and equity. These two lawsuits have been consolidated. Messrs. Smith and Lightweis filed a motion asking to dismiss their claims as moot and for an award of attorney's fees of $300,000 plus expenses. The Company has objected to the request for fees and expenses. On July 3, 2003, a third lawsuit was filed in District Court of Jefferson County in Colorado, on behalf of a purported class of Graphic's stockholders against Graphic, Graphic's directors and the Company, alleging that Graphic's directors breached their fiduciary duties to the stockholders of Graphic in connection with the negotiation of the Merger and that Graphic and the Company aided and abetted the alleged breach. The complaint alleges that the defendants negotiated the terms of the Merger in their own interest and in the interest of certain other insiders (including the Coors family stockholders), to the detriment of the public stockholders. The complaint, which is encaptioned James A. Bederka, On behalf of Himself and All Other Similarly Situated v. Riverwood Holding, et al., seeks certain equitable relief, including an injunction against the consummation of the Merger, rescission of the Merger if it is consummated, rescission of the sale of August 15, 2000 of the convertible preferred stock which had been issued on August 15, 2000 to the Grover C. Coors Trust (the "Trust"), and injunction against the conversion of the convertible preferred stock in connection with the Merger and costs. Graphic filed motions asking to dismiss the lawsuit or to bifurcate the claim to enjoin the Merger from the claim to rescind issuance or enjoin the conversion of the preferred stock and to either stay the claim relating to the preferred stock or consolidate that claim with the lawsuit filed by Chinyun Kim disclosed below. By order dated October 7, 2003, the court dismissed Graphic from the Bederka lawsuit, leaving Graphic's directors and the Company as defendants. The court also refused to consolidate the Bederka lawsuit with the Chinyun Kim lawsuit (discussed below), but stayed all discovery in the Bederka lawsuit relating to the sale of the preferred stock. The court has allowed the parties to proceed, however, with disclosures and discovery relating to the Merger. The Company believes that these three lawsuits are without merit.

        On February 19, 2002, Chinyun Kim filed a putative class action claim in District Court Jefferson County, Colorado against Graphic and certain of its shareholders and directors alleging breach of fiduciary duty in connection with the issuance on August 15, 2000 of the convertible preferred stock to the Trust. Plaintiff sought damages in the amount of over $43 million or, alternatively, to require transfer to the class of some or all of the Trust's Graphic common stock into which the convertible preferred stock was converted. The court dismissed plaintiff's claims against Graphic for breach of fiduciary duty while allowing the plaintiff to proceed against the named directors and shareholders, including certain other Coors family trusts. The Company provided a defense to this action pursuant to its indemnification obligations. The case was tried in January 2004 and the court ruled in favor of the defendants on all counts.

        On April 14, 2000, Lemelson Medical, Education & Research Foundation sued Graphic and 75 other defendants in the United States District Court for the District of Arizona for unspecified damages for alleged infringement of certain patents relating to "machine vision" and "automatic identification." This is one of a series of cases brought against 430 defendants and has been stayed pending a final determination of a lawsuit for noninfringement brought by equipment manufacturers which utilize the technology. The Company believes, based upon the advice of counsel, that the Lemelson patents are invalid and therefore the litigation against the Company will not have a material adverse effect on its financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of 2003, there were no matters submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the definitive proxy statement which will be filed within 120 days after December 31, 2003.

        The following is a list of names and ages of all of the executive officers of the Company, indicating all positions and offices with the Company held by each such person and each such person's term of office as officer and the period during which he has served as such.

        Jeffrey H. Coors, 59, has been the Executive Chairman and a director of GPC since the closing of the Merger. Mr. Coors was Chairman of Graphic from 2000 and until the closing of the Merger, and was its Chief Executive Officer and President from Graphic's formation in 1992 and until the closing of the Merger. He was also the President since 1997 and Chairman since 1985 of Graphic. Mr. Coors served as Executive Vice President of the Adolph Coors Company from 1991 to 1992 and as its President from 1985-1989, as well as at Coors Technology Companies as its President from 1989 to 1992.

        Stephen M. Humphrey, 59, has been the President and Chief Executive Officer and a director of GPC since the closing of the Merger. From March 1997 until the closing of the Merger, Mr. Humphrey was the President and Chief Executive Officer and a director of Riverwood, RIC Holding, Inc. and RIC. From 1994 through 1996, Mr. Humphrey was Chairman, President and Chief Executive Officer of National Gypsum Company, a manufacturer and supplier of building products and services. From 1981 until 1994, Mr. Humphrey was employed by Rockwell International Corporation, a manufacturer of electronic industrial, automotive products, telecommunications systems and defense electronics products and systems, where he held a number of key executive positions.

        David W. Scheible, 47, has been the Company's Executive Vice President of Commercial Operations since the closing of the Merger. Mr. Scheible served as Graphic's Chief Operating Officer from June 1999 until the closing of the Merger. He was President of Graphic's Flexible Division from January to June 1999. Before joining Graphic, he was affiliated with the Avery Denison Corporation, working most recently as its Vice President and General Manager of the Specialty Tape Division from 1995 through January 1999 and Vice President and General Manager of the Automotive Division from 1993 to 1995.

        John T. Baldwin, 47, has served as the Company's Senior Vice President and Chief Financial Officer since September 2003. He was Vice President and Chief Financial Officer of Worthington Industries from December 1998 to September 2003 and its Treasurer from August 1997 through December 1998. From 1994 through August 1997 Mr. Baldwin served as Assistant Treasurer of Tenneco, Inc., which manufactured and marketed automotive parts and packaging.

        Daniel J. Blount, 48, has been the Company's Senior Vice President, Integration since October 2003. From August 2003 until October 2003, he was the Senior Vice President, Integration, Chief Financial Officer and Treasurer. From June 2003 until August 2003, he was Senior Vice President, Chief Financial Officer and Treasurer of Riverwood, RIC Holding, Inc. and RIC. From September 1999 until June 2003, Mr. Blount was Senior Vice President and Chief Financial Officer of Riverwood, RIC Holding, Inc. and RIC. Mr. Blount was named Vice President and Chief Financial Officer of Riverwood, RIC Holding, Inc. and RIC in September 1998. Prior to joining Riverwood, Mr. Blount spent 13 years at Montgomery Kone, Inc., an elevator, escalator and moving ramp product manufacturer, installer and service provider, most recently as Senior Vice President, Finance.

        Stephen A. Hellrung, 56, has been the Company's Senior Vice President, General Counsel and Secretary since October 2003. He was Senior Vice President, General Counsel and Secretary of Lowe's Companies, Inc., a home improvement specialty retailer, from April 1999 until June 2003. Prior to joining Lowe's Companies, Mr. Hellrung held similar positions with Pillsbury Company and Bausch & Lomb, Incorporated.

        Wayne E. Juby, 56, has been the Company's Senior Vice President, Human Resources since the closing of the Merger. Mr. Juby was the Senior Vice President, Human Resources of Riverwood, RIC Holding, Inc. and RIC, from April 2001 until the closing of the Merger. Mr. Juby joined Riverwood in November 2000. From November 2000 until April 2001, Mr. Juby was Director, Corporate Training, of Riverwood. From 1997 until November 2000, Mr. Juby was in retirement. From 1994 until 1996, Mr. Juby was Vice President, Human Resources, of National Gypsum Company.

        Steven D. Saucier, 50, has been the Company's Senior Vice President, Paperboard Operations since the closing of the Merger. Mr. Saucier was the Senior Vice President, Paperboard Operations of Riverwood. Mr. Saucier joined Riverwood in November 1998. From July 1998 until October 1998, Mr. Saucier was Senior Vice President, Manufacturing, of JPS Packaging, a manufacturer of flexible packaging. From April 1996 until July 1998, Mr. Saucier was Senior Vice President, Supply Chain, of Sealright Co., Inc., a manufacturer of rigid and flexible packaging, and from September 1975 until April 1996, Mr. Saucier was employed by Mobil Corporation, where his last position was General Manager, Manufacturing with Mobil Films division.

        Michael R. Schmal, 51, has been the Company's Senior Vice President, Beverage since the closing of the Merger and was the Vice President and General Manager, Brewery Group of Riverwood from October 1, 1996 until the closing of the Merger. Prior to that time, Mr. Schmal held various positions at Riverwood since 1981.

        Robert W. Spiller, 45, has been the Company's Senior Vice President, Performance Packaging Division since the closing of the Merger and was the Senior Vice President, Consumer Products Packaging for Riverwood, a position he held since he joined Riverwood in September 2002 until the closing of the Merger. From 1997 until June 2002, Mr. Spiller was President and CEO of Sonopress USA, a manufacturing packaging and service subsidiary of Bertelsmann AG. From 1985 until 1997, Mr. Spiller was with Avery Dennison Corporation, a manufacturer of office products, pressure sensitive adhesive label materials and labeling systems, in a number of key management positions.

        Donald W. Sturdivant, 43, has been the Company's Senior Vice President, Universal Packaging Division since the closing of the Merger. He joined Graphic in August 1999 as President of the Performance Packaging Division. Prior to joining Graphic, Mr. Sturdivant was with Fort James Corporation since October 1991, first as General Manager, and then, beginning in June 1995, as Vice President and General Manager. In February 1999, he was promoted to President of the Packaging Business and served in that position until Graphic's acquisition of the folding carton business of Fort James Corporation in August 1999.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        GPC's common stock is traded on the New York Stock Exchange under the symbol "GPK." The common stock began trading on the New York Stock Exchange on August 11, 2003. The historical range of the high and low sales price per share for the third and fourth quarters of 2003 are as follows:

	2003
	High	Low
Third Quarter (commencing August 11, 2003)	$5.06	$3.87
Fourth Quarter	$5.05	$3.50

        No cash dividends have been paid during the last two years to its common stockholders. The Company's intent is to not pay a common dividend at this time. Rather, its intent is to deploy any earnings back into the Company. Additionally, its credit facilities and the indentures governing its debt securities place substantial limitations on the Company's ability to pay cash dividends on its common stock (see Note 9 in Notes to the Consolidated Financial Statements).

        On February 29, 2004, there were approximately 3,040 shareholders of record of GPC's common stock.

ITEM 6. SELECTED FINANCIAL DATA

        The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in the Form 10-K.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In millions of dollars)
Statement of Operations Data:
Net Sales	$1,683.3	$1,247.3	$1,201.6	$1,192.4	$1,174.7
Income from Operations(a)	106.1	140.6	107.3	213.6	115.6
(Loss) Income before Cumulative Effect of a Change in Accounting Principle(a)(b)	(82.9)	(11.2)	(65.1)	31.3	(59.5)
Net (Loss) Income(a)(b)(c)	(82.9)	(11.2)	(65.6)	31.3	(59.5)
(Loss) Income Per Share:
Basic	$(0.56)	$(0.10)	$(0.57)	$0.27	$(0.52)
Diluted	(0.56)	(0.10)	(0.57)	0.27	(0.52)
Weighted average number of shares outstanding:
Basic	148.3	115.1	115.1	115.0	114.9
Diluted	148.3	115.1	115.1	116.9	114.9
Balance Sheet Data: (as of period end)
Cash and Equivalents	$17.5	$13.8	$7.4	$18.4	$14.1
Total Assets	3,200.3	1,957.7	2,001.1	2,094.4	2,343.8
Total Debt	2,154.6	1,528.4	1,541.2	1,532.8	1,748.2
Total Shareholders' Equity	489.0	125.6	196.7	277.0	260.3
Additional Data:
Depreciation & Amortization	$160.4	$133.8	$137.1	$143.5	$142.6
Additions to Property, Plant and Equipment(d)	136.6	56.0	57.3	62.1	66.0
Research, Development and Engineering Expense	7.4	5.2	5.1	4.6	4.1

Notes:

(a)
On October 3, 2000, the Company, along with its joint venture partner, completed the sale of the jointly-held subsidiary Igaras for approximately $510 million, including the assumption of $112 million of debt. The Company recognized a gain of approximately $70.9 million in connection with the sale.

(b)
For the years ended December 31, 2003, 2002, 2001 and 2000, the Company recorded a Loss on Early Extinguishment of Debt of $45.3 million, $11.5 million, $8.7 million, and $2.1 million, respectively, net of applicable tax (see Note 19 in Notes to Consolidated Financial Statements).

(c)
For the year ended December 31, 2001, the Company recorded a charge of $0.5 million, net of tax, for the cumulative effect of a change in accounting principle for derivatives.

(d)
Includes amounts invested in packaging machinery and capitalized interest.

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

        The Company's objective is to expand its position as a leading provider of paperboard packaging solutions. To achieve this objective, the Company is implementing strategies to expand market share in its current markets and to identify and penetrate new markets; to capitalize on the Company's and Graphic's complementary customer relationships, business competencies, and mills and converting assets; to develop and market innovative products and applications; to continue to reduce costs by focusing on operational improvements and identified operating synergies from the Merger; and to use anticipated future cash flows to reduce debt.

The Merger

        The Merger was accounted for as a purchase by the Company. Under the purchase method of accounting, the assets and liabilities of Graphic were recorded, as of the date of the closing of the Merger, at their respective fair values and added to those of the Company.

        The Company is ahead of schedule in merger integration and realizing the initial estimate of approximately $52 million of synergies by the third year after the closing of the Merger primarily due to savings realized in corporate and supply chain operations. As of December 31, 2003, the Company has achieved synergies at an annualized rate in excess of $24 million. In January 2004, the Company announced plans to close its Garden Grove, CA converting plant, and it estimates realizing an additional $4 million in synergies as a result of the closing. The Company cannot make assurances as to the amount or timing of future synergies, if any, that may be realized. Potential difficulties in realizing such synergies include, among other things, the integration of personnel, the combination of different corporate cultures and the integration of facilities.

        For additional discussion of the Merger and the impact of the Merger on the Company's financial condition and results of operations, see Note 1 and Note 2 in Notes to Consolidated Financial Statements.

Segment Information

        The Company reports its results in two business segments: paperboard packaging and containerboard/other. Business segment information is as follows:

	Year Ended Dec. 31, 2003	Year Ended Dec. 31, 2002	Year Ended Dec. 31, 2001
	(In millions of dollars)
NET SALES:
Paperboard Packaging	$1,600.6	$1,165.7	$1,107.9
Containerboard/Other	82.7	81.6	93.7

	$1,683.3	$1,247.3	$1,201.6

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$169.8	$186.1	$148.0
Containerboard/Other	(27.3)	(24.0)	(15.2)
Corporate	(36.4)	(21.5)	(25.5)

	$106.1	$140.6	$107.3

Significant Factors That Impact The Company's Business

        The Company's net sales, income from operations, cash flows from operations and financial condition are influenced by a variety of factors, many of which are beyond its control.

        Sales.    The Company sells its packaging products primarily to major consumer product companies in traditionally non-cyclical industries, such as beverage, food and other consumer products, and has long-term relationships with major companies, including Altria Group, Anheuser-Busch, General Mills, Miller Brewing Company, Coors Brewing Company, and numerous Coca-Cola and Pepsi bottling companies. The Company's products are used primarily in the following end-use markets:

  •
  beverage, including beer, soft drinks, water and juices;

  •
  food, including cereal, desserts, frozen and microwavable foods, and pet foods;

  •
  prepared foods, including snacks, quick serve foods in restaurants and food service products;

  •
  household products, including dishwasher and laundry detergent, sporting goods, health care and beauty aids, and tissues and papers; and

  •
  tobacco, including flip top boxes and long cartons.

        The Company historically experienced stable pricing for its integrated beverage multiple packaging products and moderate cyclical pricing for its other product offerings. Because some products can be packaged in different types of materials, the Company's sales are affected by competition from other manufacturers' coated unbleached kraft paperboard, or CUK board, and other substrates—solid bleached sulfate, or SBS, recycled clay coated news, or CCN, and, internationally, white lined chipboard, or WLC—as well as by general market conditions. Graphic's sales historically were driven primarily by consumer buying habits in the markets its customers serve. Recent economic conditions in the United States have had a significant impact on consumer buying even in traditionally noncyclical industries. New product introductions and promotional activity by Graphic's customers and Graphic's introduction of new packaging products also impacted its sales. The Company's containerboard business is subject to conditions in the cyclical worldwide commodity paperboard markets which have a substantial impact on containerboard sales.

        The Company works to maintain market share through efficiency, product innovation and strategic sourcing to its customers; however, pricing and other competitive pressures may occasionally result in the loss of a customer relationship. In the fourth quarter of 2002, the Company was notified by Coca-Cola Enterprises ("CCE") that CCE would not renew its supply contract with the Company. Under this contract, which expired on March 31, 2003, the Company supplied to CCE beverage cartons made from its CUK board, packaging machines and related services. The Company's supply contracts with its independent Coca-Cola bottling company customers were not subject to CCE's non-renewal notification. CCE's action negatively impacted the Company's volumes in 2003 by approximately 16,000 tons. In February 2004, the Company dismissed a lawsuit that was filed against MeadWestvaco Corporation alleging infringement of US Patent 6,578,736 covering the Company's Fridge Vendor® carton and also announced the Company will resume supplying Fridge Vendor® cartons to CCE in various locations that were being supplied by MeadWestvaco.

        Packaging machinery placements during 2003 were relatively consistent compared to 2002. The Company expects packaging machinery placements for 2004 to be approximately 25% higher compared to 2003. The Company has been and will continue to be selective in future packaging machinery placements to ensure appropriate returns.

        Cost of Sales.    The Company's cost of sales consist primarily of energy, pine pulpwood, hardwood, chemicals, recycled fibers, purchased paperboard, paper, aluminum foil, ink, plastic films and resins, depreciation expense and labor. Energy, including natural gas, fuel oil and electricity, represents a significant portion of the Company's manufacturing costs. During full year 2003, the Company and

Graphic experienced a significant increase in their energy costs compared to 2002, principally at their mills, equal to approximately $11 million on a pro forma basis which represents an approximate 10% increase. The Company has entered into contracts designed to mitigate the impact of future cost increases for a portion of its natural gas requirements, at its U.S. mills through August 2004. The Company will continue to evaluate its position regarding natural gas purchase commitments. The Company believes that higher energy costs will negatively impact its results for 2004.

        Commitment to Cost Reduction.    In light of increasing margin pressure throughout the paperboard packaging industry, the Company has programs in place that are designed to reduce costs. The Company is pursuing a number of long-term initiatives designed to improve productivity and profitability. The Company is continuing to implement a global continuous improvement initiative which uses statistical process control to help design and manage many types of activities, including production and maintenance. This includes a Six Sigma process focused on reducing variable and fixed manufacturing and administrative costs. During full year 2003, the Company and Graphic achieved $31 million in annual cost savings through its continuous improvement initiative.

        The Company is implementing an initiative designed to enhance the competitiveness of its beverage multiple packaging converting operations. This initiative is expected to add new manufacturing technology, add press capacity and consolidate certain beverage carton converting operations. The Company expects to make capital investments of approximately $75 million through 2005 and to realize cost savings relative to 2002 from this initiative of approximately $39 million annually by 2005. The Company has spent approximately $27 million of that amount for such capital investment through December 31, 2003. The Company cannot make assurances as to the amount or timing of cost savings that may be realized.

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

        The Company believes the following accounting policies are the most critical since these policies require significant judgment or involve complex estimations that are important to the portrayal of the Company's financial conditions and operating results:

  •
  Revenue Recognition—The Company receives revenue from the sales of manufactured products, the leasing of packaging machinery, and the servicing of packaging machinery. The Company recognizes sales revenue when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the Company's price to the buyer is fixed and determinable, and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is largely dependent on shipping terms. Revenue is recorded at the time of shipment for terms designated as free on board, or f.o.b., shipping point. For sales transactions designated f.o.b. destination, revenue is recorded when the product is delivered to the customer's delivery site. The Company recognizes revenues on its annual and multi-year carton supply contracts as the shipment occurs in accordance with the shipping terms discussed above.

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

  •
  Collectibility of accounts receivable—The Company estimates losses for uncollectible accounts based on the aging of accounts receivable and the evaluation of the likelihood of success in collecting the receivables. Typically, allowances are needed for disputed accounts, customers that are having financial problems or bankruptcies.

  •
  Inventory Costing—The Company's inventories are stated at the lower of cost or market with cost determined principally by the first-in, first-out ("FIFO") basis (see Note 5 in Notes to the Consolidated Financial Statements). Average cost basis is used to determine the cost of supplies inventories. Raw materials and consumables used in the production process such as wood chips and chemicals are valued at purchase cost on a FIFO basis upon receipt. Work in progress and finished goods inventories are valued at the cost of raw material consumed plus direct manufacturing costs (such as labor, utilities and supplies) as incurred and a proportion of manufacturing overhead. Inventories are stated net of an allowance for slow-moving and obsolete inventory, which is based on estimates. If the condition of the inventories or the state of the Company's business were to deteriorate, additional allowances may be required which would reduce income.

  •
  Self-insurance reserves—The Company is self-insured for certain losses relating to workers' compensation claims and employee medical and dental benefits. Provisions for expected losses are recorded based on the Company's estimates, on an undiscounted basis, of the aggregate liabilities for known claims and estimated claims incurred but not reported. The Company has purchased stop-loss coverage or insurance with deductibles in order to limit its exposure to significant claims. The Company also has an extensive safety program in place to minimize its exposure to workers' compensation claims. Self-insured losses are accrued based upon estimates of the aggregate uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and historical experience.

  •
  Retirement-related benefits—The Company sponsors defined benefit plans, or the plans, for eligible employees and retirees. The effect of the plans on the consolidated financial statements is subject to many assumptions. The Company believes that the most critical assumptions are (1) the discount rate, (2) the rate of increase in future compensation levels and (3) the expected long-term rate of return on plan assets. The projected unit credit cost method is used for valuation purposes.

  •
  Goodwill valuation—The Company estimates the value of its goodwill using the discounted cash flow method of valuation on an annual basis. The Company's cash flows are generated by its operations and are used to fund working capital needs, debt service and capital spending. The Company discounts these cash flows using its weighted average cost of capital. Changes in borrowing rates, which are impacted by market rate fluctuations, would impact discounted cash flow calculations. Other factors, such as significant operating losses or acquisitions of new operations, would also impact discounted cash flow calculations.

  •
  Recovery of Long-Lived Assets—The Company reviews long-lived assets (including property, plant, and equipment and intangible assets) for impairment whenever events or changes in business circumstances, such as the closure of a plant, indicate that the carrying value of an asset may not be fully recoverable by undiscounted cash flows. Measurement of the impairment loss, if any, is based on the fair value of the asset, which is generally determined by the discounting of future estimated cash flows, or in the case of real estate, determining market value. The Company evaluates the recovery of its long-lived assets by analyzing operating results and considering significant events or changes in the business environment that may have triggered impairment.

  •
  Deferred tax asset valuation allowance—The Company estimates the realizability of deferred tax assets, by estimating the projected reversal of offsetting deferred tax liability amounts and future taxable income. As discussed above in "Goodwill valuation," significant operating losses or acquisitions of operations would impact projected taxable income used to estimate the reversal of deferred tax balances.

  •
  Legal accruals—The Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments, based upon analyses prepared by in-house and outside counsel, and records reserves when management believes it is probable that a loss has occurred and the amount of loss is reasonably estimable. While there can be no assurance as to the ultimate outcome of any current lawsuits, claims or investigations relating to such uncertainties, the Company does not believe that such uncertainties will have a material adverse impact on its results of operations, cash flows or financial condition. However, future uncertainties may have a material adverse impact on results of operations, cash flows or financial condition.

  •
  Environmental expenditures and remediation liabilities—Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. Typically, environmental expenditures relate to the maintenance and upgrading of equipment as well as the installation of new equipment that is necessary in order to comply with environmental laws.

  •
  Business Combinations—The Company, in assessing the fair market value of assets acquired and liabilities assumed in the Merger, has used certain estimates and assumptions that were based, in part, upon independent third-party appraisals and valuations.

        For a discussion of recent accounting pronouncements impacting the Company, see Note 24 in Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

        The Merger was accounted for as a purchase by the Company. Thus, the Company's results of operations for the year ended December 31, 2003 include the results of Graphic beginning August 9, 2003 through December 31, 2003. The results of operations for 2002 and 2001 represent the results of the Company only. Accordingly, amounts for 2003 are not comparable to those for 2002 and 2001.

2003 COMPARED WITH 2002

	Year Ended December 31, 2003	Increase (Decrease) From Prior Period	Year Ended December 31, 2002
	(Amounts in Millions)
Net Sales	$1,683.3	35.0%	$1,247.3
Cost of Sales	1,398.5	42.0	984.8

Gross Profit	284.8	8.5	262.5
Selling, General and Administrative	153.1	30.5	117.3
Research, Development and Engineering	7.4	42.3	5.2
Other Expense (Income), Net	18.2	NM	(0.6)

Income from Operations	$106.1	(24.5)%	$140.6

NM=Not Meaningful

Net Sales

        The Company's Net Sales in 2003 increased by $436.0 million, or 35.0%, to $1,683.3 million from $1,247.3 million in 2002 due primarily to the addition of Graphic's paperboard packaging business which increased Net Sales by $409.9 million. Foreign currency exchange rates positively impacted Net Sales by $44.3 million. Higher volumes in international beverage markets also contributed to the increase in Net Sales. These increases were somewhat offset by lower volumes and pricing in the Company's North American markets and lower volumes in international consumer products markets, both primarily as a result of increased market competitiveness.

Gross Profit

        The Company's Gross Profit in 2003 increased by $22.3 million, or 8.5%, to $284.8 million from $262.5 million in 2002. The Company's gross profit margin decreased to 16.9% in 2003 from 21.0% in 2002. The decrease in gross profit margin was due primarily to lower volumes and pricing in North American markets as a result of increased market competitiveness, lower margin product mix in North American markets including the addition of Graphic's paperboard packaging business, higher energy and fiber costs, higher non-cash pension costs, and the increase of approximately $7.0 million in Cost of Sales relating to the increase in Graphic's inventory to fair value as a result of purchase accounting revaluation. These decreases were somewhat offset by higher Net Sales as a result of the factors discussed above and worldwide cost reductions as a result of savings gained from the Company's cost reduction initiatives.

Selling, General and Administrative

        Selling, General and Administrative expenses increased by $35.8 million, or 30.5%, to $153.1 million in 2003 from $117.3 million in 2002, due primarily to the addition of Graphic's Selling, General and Administrative expenses of $18.9 million and expenses related to the Merger of $9.1 million. As a percentage of Net Sales, Selling, General and Administrative expenses were 9.1% in 2003 and 9.4% in 2002.

Research, Development and Engineering

        Research, Development and Engineering expenses increased by $2.2 million, or 42.3%, to $7.4 million in 2003 from $5.2 million in 2002, due primarily to higher research and development investment related to the Company's products and packaging machinery, and the addition of Graphic's Research, Development and Engineering expenses of $1.2 million.

Other Expense (Income), Net

        Other Expense (Income), Net was $18.2 million in 2003 as compared to $(0.6) million in 2002. This change was principally due to higher amortization expense of $7.8 million due to the effects of purchase accounting in connection with the Merger, non-cash charges of approximately $8.4 million recorded in 2003 associated with the retirement of certain equipment, and the charge of approximately $1.9 million recorded in 2003 to write off deferred costs associated with the withdrawal of the proposed initial public offering of the Company's common stock, somewhat offset by a non-cash pension adjustment recorded in 2002.

Income from Operations

        Primarily as a result of the factors discussed above, the Company's Income from Operations in 2003 decreased by $34.5 million, or 24.5%, to $106.1 million from $140.6 million in 2002, while its operating margin decreased to 6.3% in 2003 from 11.3% in 2002.

Fluctuations in U.S. Currency Exchange Rates

        The weakening of the U.S. dollar currency exchange rates as compared to the euro and other European currencies, and the Japanese yen had a modest impact on Net Sales, Gross Profit, Income from Operations, and operating expenses during 2003.

LOSS ON EARLY EXTINGUISHMENT OF DEBT, INTEREST INCOME, INTEREST EXPENSE, INCOME TAX (EXPENSE) BENEFIT, AND EQUITY IN NET EARNINGS OF AFFILIATES

Loss on Early Extinguishment of Debt

        In connection with the Merger, the Company entered into the Related Financing Transactions (as defined herein). In 2003, the Company recorded a non-cash charge to earnings of approximately $16.7 million, related to the write-off of remaining debt issuance costs on its prior senior secured credit facilities and the Prior RIC Notes (as defined herein), and also recorded a charge of approximately $28.6 million, related to the call premium paid upon redemption of the Prior RIC Notes.

        On April 23, 2002, the Company borrowed $250 million pursuant to its prior senior secured credit agreement. The proceeds were applied to redeem in full $250 million aggregate principal amount of 10 1/4% senior notes due 2006 ("1996 Senior Notes"). In addition, the Company borrowed $12 million under its prior revolving credit facility to pay fees, costs and expenses related to the refinancing transaction. In the second quarter of 2002, the Company recorded a non-cash charge to earnings of approximately $3.0 million, related to the write-off of the remaining debt issuance costs on the 1996 Senior Notes and a charge of approximately $8.6 million, related to the call premium paid upon redemption of the 1996 Senior Notes.

Interest Income

        Interest Income decreased by $0.4 million to $1.0 million in 2003 from $1.4 million in 2002 due primarily to lower average interest rates and interest received in 2002 on monies held in escrow.

Interest Expense

        Interest Expense decreased by $2.9 million to $144.5 million in 2003 from $147.4 million in 2002 due primarily to lower average interest rates as a result of market interest rates, the second quarter 2002 refinancing and the Related Financing Transactions, somewhat offset by interest on increased indebtedness following the Merger.

Income Tax (Expense) Benefit

        During 2003, the Company recognized an Income Tax (Expense) of $(1.5) million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $(82.7) million. During 2002, the Company recognized an Income Tax Benefit of $4.7 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $(16.9) million. The Income Tax (Expense) in 2003 was due primarily to international operating income somewhat offset by the reduction of a valuation allowance related to the Company's Australian operations. The Income Tax Benefit in 2002 was primarily due to reductions of valuation allowances related to the Company's U.K. and German operations, somewhat offset by the Income Tax (Expense) on the international operating income (see Note 18 in Notes to Consolidated Financial Statements).

Equity in Net Earnings of Affiliates

        Equity in Net Earnings of Affiliates increased by $0.3 million to $1.3 million in 2003 from $1.0 million in 2002 as a result of improved operations of the Company's non-consolidated joint venture, Rengo Riverwood Packaging, Ltd. ("Rengo").

2002 COMPARED WITH 2001

	Year Ended December 31, 2002	Increase (Decrease) From Prior Period	Year Ended December 31, 2001
	(Amounts in Millions)
Net Sales	$1,247.3	3.8%	$1,201.6
Cost of Sales	984.8	3.2	953.9

Gross Profit	262.5	6.0	247.7
Selling, General and Administrative	117.3	0.7	116.5
Research, Development and Engineering	5.2	2.0	5.1
Other (Income) Expense, Net	(0.6)	NM	18.8

Income from Operations	$140.6	31.0%	$107.3

NM= Not Meaningful

Net Sales

        The Company's Net Sales in 2002 increased by $45.7 million, or 3.8%, to $1,247.3 million from $1,201.6 million in 2001 due primarily to higher sales volume in North American beverage carton markets resulting, in large part, from increased volumes under a multi-year agreement with a beer producer customer and, to a lesser extent, higher sales volumes in worldwide consumer products markets resulting principally from the Company's increased efforts designed to generate growth in the consumer packaged goods sector and success in expanding the application of the Company's products into frozen food packaging, and higher sales volumes in international beverage from market share gains.

Gross Profit

        The Company's Gross Profit for 2002 increased by $14.8 million, or 6.0%, to $262.5 million from $247.7 million in 2001. The Company's gross profit margin increased to 21.0% in 2002 from 20.6% in 2001. The increase in Gross Profit was due primarily to worldwide cost reductions as a result of savings gained from the Company's TQS initiative, higher Net Sales as a result of the factors discussed above and lower depreciation expense.

Selling, General and Administrative

        Selling, General and Administrative expenses increased by $0.8 million, or 0.7%, to $117.3 million in 2002 from $116.5 million in 2001, due primarily to higher incentive expenses and non-cash pension costs as a result of the decline in market values of the Company's pension assets due to unfavorable market conditions, somewhat offset by lower warehousing and rent expenses. As a percentage of Net Sales, Selling, General and Administrative expenses decreased to 9.4% in 2002 from 9.7% in 2001.

Research, Development and Engineering

        Research, Development and Engineering expenses increased by $0.1 million, or 2.0%, to $5.2 million in 2002 from $5.1 million in 2001.

Other Expense (Income), Net

        Other Expense (Income), Net was $(0.6) million in 2002 as compared to $18.8 million in 2001. This change was primarily due to the cessation of goodwill amortization in 2002 and a non-cash pension adjustment recorded in 2002 as well as certain charges recorded in 2001 relating to non-cash long-lived manufacturing asset retirement charges of approximately $3.9 million and a litigation charge of approximately $2.2 million to settle miscellaneous tort and workers compensation cases.

Income from Operations

        Primarily as a result of the factors discussed above, the Company's Income from Operations in 2002 increased by $33.3 million, or 31.0%, to $140.6 million from $107.3 million in 2001, while its operating margin increased to 11.3% in 2002 from 8.9% in 2001.

Fluctuations in U.S. Currency Exchange Rates

        The weakening of the U.S. dollar currency exchange rates as compared to the euro and other European currencies had a modest impact on Net Sales, Gross Profit, Income from Operations, and operating expenses during 2002. However, the impact was somewhat offset by the strengthening of the U.S. dollar against the Japanese yen.

LOSS ON EARLY EXTINGUISHMENT OF DEBT, INTEREST INCOME, INTEREST EXPENSE, INCOME TAX (EXPENSE) BENEFIT, EQUITY IN NET EARNINGS OF AFFILIATES, AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE.

Loss on Early Extinguishment of Debt

        On April 23, 2002, the Company borrowed $250 million pursuant to its prior senior secured credit agreement. The proceeds were applied to redeem in full $250 million aggregate principal amount of 10 1/4% senior notes due 2006 ("1996 Senior Notes"). In addition, the Company borrowed $12 million under its prior revolving credit facility to pay fees, costs and expenses related to the refinancing transaction. In the second quarter of 2002, the Company recorded a non-cash charge to earnings of approximately $3.0 million, related to the write-off of the remaining debt issuance costs on the 1996 Senior Notes and a charge of approximately $8.6 million, related to the call premium paid upon redemption of the 1996 Senior Notes.

        On August 10, 2001, the Company entered into its prior senior secured credit agreement. The proceeds of the initial borrowings under the facilities of approximately $386 million, including $51 million in revolving credit borrowings, were applied to repay in full the outstanding borrowings under a prior term loan facility and a prior revolving facility and to pay approximately $12 million of the $14 million of fees and expenses incurred in connection with the amendment and restatement of a prior credit agreement. During the third quarter of 2001, the Company recorded a non-cash charge to earnings of approximately $6.0 million related to the write-off of the applicable remaining deferred debt issuance costs on a prior term loan facility and a prior revolving facility.

        On June 21, 2001, the Company completed an offering of $250 million principal amount of 10 5/8% senior notes due 2007. The net proceeds of this offering were applied to prepay a portion of a prior term loan facility resulting in a non-cash charge to earnings of approximately $2.8 million related to the write-off of the applicable portion of deferred debt issuance costs on the prior term loans.

Interest Income

        Interest Income increased by $0.5 million to $1.4 million in 2002 from $0.9 million in 2001 due primarily to interest earned on the temporary investment of the proceeds associated with the prior term loan facility pursuant to a 30-day call notice period required under the indenture governing the 1996 Senior Notes.

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

Income Tax (Expense) Benefit

        During 2002, the Company recognized an Income Tax Benefit of $4.7 million on a Loss before Income Taxes and Equity in Net Earnings of Affiliates of $(16.9) million. During 2001, the Company recognized an Income Tax (Expense) of $(6.6) million on a Loss before Income Taxes and Equity in Net Earnings of Affiliates of $(59.4) million. The Income Tax Benefit in 2002 was primarily due to reductions of valuation allowances related to the Company's U.K. and German operations, somewhat offset by the Income Tax (Expense) on the international operating income (see Note 18 in Notes to Consolidated Financial Statements). The Income Tax (Expense) in 2001 was due primarily to international operating income.

Equity in Net Earnings of Affiliates

        Equity in Net Earnings of Affiliates was $1.0 million in 2002 and $0.9 million in 2001 and related to the Company's non-consolidated joint venture, Rengo.

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

Cash Flows

        Cash and Equivalents increased by approximately $3.7 million in 2003. Cash provided by operating activities in 2003 totaled $156.8 million, compared to $87.5 million in 2002. This improvement was principally due to favorable changes in operating assets and liabilities, primarily receivables and accounts payable, as the Company continues to focus on reducing its working capital levels. Cash used in investing activities in 2003 totaled $220.9 million, compared to $58.7 million in 2002. This change was principally due to approximately $93.9 million in expenses and fees related to the Merger and an increase in purchases of property, plant and equipment of approximately $80.6 million offset somewhat by $6.1 million of cash acquired in the Merger. Cash provided by financing activities in 2003 totaled $67.3 million, compared to a use of cash of $23.6 million in 2002. This change was principally due to higher net borrowings under the Company's revolving credit facilities as well as the net effect in connection with the Related Financing Transactions. Depreciation and amortization during 2003 totaled approximately $160.4 million and is expected to be approximately $210 million to $220 million in 2004.

Liquidity and Capital Resources

        The Company's liquidity needs arise primarily from debt service on its substantial indebtedness and from the funding of its capital expenditures, ongoing operating costs and working capital.

        The following financing transactions (the "Related Financing Transactions") were entered into in connection with the Merger:

  •
  The entering into and borrowing under the Senior Secured Credit Agreement, dated as of August 8, 2003, among Graphic Packaging International Inc. and the several lender parties thereto (the "Senior Secured Credit Agreement"), which provides for aggregate maximum borrowings of $1.6 billion under (i) a term loan facility (the "Term Loan Facility") providing for term loans in an aggregate principal amount of $1.275 billion in two tranches, consisting of Tranche A term loans and Tranche B term loans, and (ii) a revolving credit facility (the "Revolving Credit Facility") providing for up to $325 million in revolving loans (including standby and commercial letters of credit) outstanding at anytime, to Graphic Packaging International Inc.

  •
  The issuance and sale of $425 million in aggregate principal amount of 8.5% senior notes due 2011 (the "Senior Notes") and $425 million in aggregate principal amount of 9.5% senior subordinated notes due 2013 (the "Senior Subordinated Notes").

  •
  The repayment of all outstanding amounts under each of RIC's and Graphic's prior senior secured credit facilities and the termination of all commitments under those facilities.

  •
  The consummation of tender offers and consent solicitations for all of RIC's 10 5/8% senior notes due 2007 (the "Senior Notes due 2007") and 10 7/8% senior subordinated notes due 2008 (the "Senior Subordinated Notes due 2008" and, together with the Senior Notes due 2007, the "Prior RIC Notes"), which closed concurrently with the Merger. The Company redeemed all Prior RIC Notes that were not tendered pursuant to the tender offers.

  •
  The consummation of an anticipatory change of control tender offer and consent solicitation for all of Graphic's 8 5/8% senior subordinated notes due 2012 (the "Prior Graphic Notes") made in anticipation of the change of control offer required by the indenture governing the Prior Graphic Notes. Out of $300.0 million in aggregate principal amount of Prior Graphic Notes outstanding, approximately $299.1 million in aggregate principal amount of Prior Graphic Notes were tendered in the anticipatory change of control tender offer. On September 15, 2003, the Company completed the change of control offer required pursuant to the indenture governing the Prior Graphic Notes. As of December 31, 2003, $0.8 million in principal amount of the Prior Graphic Notes were outstanding.

        As of December 31, 2003, the Company had outstanding $2.1 billion of long-term debt, consisting primarily of $850 million aggregate principal amount of Senior Notes and Senior Subordinated Notes, $1,266 million of term loans under the Term Loan Facility, $20 million of revolving credit borrowings under the Revolving Credit Facility, and other debt issues and facilities.

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

        The loans under the Senior Secured Credit Agreement bear interest at fluctuating rates based upon the interest rate option elected by the Company. The loans under the Term Loan Facility bore interest as of December 31, 2003 at an average rate per annum of 3.9%. The Senior Notes and the Senior Subordinated Notes bear interest at rates of 8.5% and 9.5%, respectively. The loans under the Revolving Credit Facility bore interest as of December 31, 2003 at an average rate per annum of 4.2%.

        Interest expense in 2004 is expected to be approximately $145 million, including approximately $8 million of non-cash amortization of deferred debt issuance costs. During 2003, cash paid for interest was approximately $156 million.

        At December 31, 2003, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

	Total Amount of Commitments	Total Amount Outstanding	Total Amount Available(A)
	(In millions of dollars)
Revolving Credit Facility	$325.0	$20.0	$291.4
International Facilities	24.6	12.1	12.5

	$349.6	$32.1	$303.9

Note:

(A)
In accordance with its debt agreements, the Company's availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of approximately $13.6 million as of December 31, 2003. These letters of credit are used as security against its self-insurance obligations, workers' compensation obligations and an outstanding note payable. These letters of credit expire at various dates through 2004 unless extended.

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

        The Company uses interest rate swaps to manage interest rate risks on future income caused by interest rate changes on its variable rate Term Loan Facility. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense related to the debt. At December 31, 2003 the Company had interest rate swap agreements with a notional amount of $910 million, which expire on various dates through the years 2004 to 2007 under which the Company will pay fixed rates of 1.89% to 3.27% and receive three-month LIBOR.

        As of December 31, 2003, the Company had approximately $1,360.5 million of net operating loss carryforwards ("NOLs"). These NOLs generally may be used by the Company to offset taxable income earned in subsequent taxable years. However, the Company's ability to use these NOLs to offset its future taxable income may be subject to significant limitation as a result of certain shifts in ownership due to direct or indirect transfers of the Company's common stock by one or more 5-percent stockholders, or issuances or redemptions of the Company's common stock, which, when taken together with previous changes in ownership of the Company's common stock, constitute an ownership change under the Internal Revenue Code. Imposition of any such limitation on the use of NOLs could have an adverse effect on the Company's future after tax free cash flow.

Covenant Restrictions

        The Senior Secured Credit Agreement, which governs the Term Loan Facility and the Revolving Credit Facility, imposes restrictions on the Company's ability to make capital expenditures and both the Senior Secured Credit Agreement and the indentures governing the notes limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, meet its capital spending program, provide for unanticipated capital investments or take advantage of business opportunities. The covenants contained in the Senior Secured Credit Agreement, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of indentures under which the notes are issued, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, make capital expenditures and engage in certain transactions with affiliates.

        The financial covenants in the Senior Secured Credit Agreement specify, among other things, the following requirements for each four quarter period ended during the following test periods:

Test Period	Consolidated Debt to Credit Agreement EBITDA Leverage Ratio(A)	Credit Agreement EBITDA to Consolidated Interest Expense Ratio(A)
October 1, 2003—December 30, 2004	6.40 to 1.00	2.00 to 1.00
December 31, 2004—December 30, 2005	6.15 to 1.00	2.25 to 1.00
December 31, 2005—December 30, 2006	5.75 to 1.00	2.35 to 1.00
December 31, 2006—December 30, 2007	5.25 to 1.00	2.50 to 1.00
December 31, 2007—December 30, 2008	4.75 to 1.00	2.75 to 1.00
December 31, 2008—June 30, 2010	4.50 to 1.00	2.90 to 1.00

Note:

(A)
See "—Credit Agreement EBITDA"

        At December 31, 2003, the Company was in compliance with the financial covenants in the Senior Secured Credit Agreement. The Company's ability to comply in future periods with the financial covenants in the Senior Secured Credit Agreement will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company's control and will be substantially dependent on the selling prices for the Company's products, raw material and energy costs, and the Company's ability to successfully implement its overall business and profitability strategies. If a violation of any of the covenants occurred, the Company would attempt to get a waiver or an amendment from its lenders, although no assurance can be given that the Company would be successful in this regard. The Senior Secured Credit Agreement and the indentures governing the Senior Subordinated Notes and the Senior Notes have covenants as well as certain cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions.

        The Senior Secured Credit Agreement is collateralized by substantially all of the Company's domestic assets.

Credit Agreement EBITDA

        The table below sets forth EBITDA as defined in the Company's Senior Secured Credit Agreement, which is referred to in this report as "Credit Agreement EBITDA." Credit Agreement EBITDA as presented below is a financial measure that is used in the Senior Secured Credit Agreement. Credit Agreement EBITDA is not a defined term under accounting principles generally accepted in the United States and should not be considered as an alternative to income from operations or net income as a measure of operating results or cash flows as a measure of liquidity. Credit Agreement EBITDA differs from the term "EBITDA" (earnings before interest expense, income tax expense, and depreciation and amortization) as it is commonly used. In addition to adjusting net income to exclude interest expense, income tax expense, and depreciation and amortization, Credit Agreement EBITDA also adjusts net income by excluding certain other items and expenses, as specified below. The Company's definition of Credit Agreement EBITDA may differ from that of other similarly titled measures at other companies. The Senior Secured Credit Agreement requires the Company to comply with a specified consolidated debt to Credit Agreement EBITDA leverage ratio and a specified Credit Agreement EBITDA to consolidated interest expense ratio for specified periods, as described in the preceding section, "Covenant Restrictions."

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

        The calculation of Credit Agreement EBITDA for the periods indicated is set forth below. Credit Agreement EBITDA for the year ended December 31, 2003 is calculated on a pro forma basis giving effect to the Merger in accordance with the Senior Secured Credit Agreement. Credit Agreement EBITDA for the year ended December 31, 2002 is also calculated on a pro forma basis giving effect to the Merger as if the Senior Secured Credit Agreement was in effect with respect to such period. See Note 2 in Notes to Consolidated Financial Statements for selected unaudited pro forma combined financial information giving effect to the Merger.

	Year Ended Dec. 31, 2003	Year Ended Dec. 31, 2002
	(Amounts in Millions)
Unaudited Pro Forma combined Loss attributable to common stockholders before cumulative effect of change in accounting principle	$(74.4)	$(2.4)
Income Tax Expense (Benefit)	2.5	(3.8)
Interest Expense, Net	148.1	157.2
Depreciation and Amortization	214.9	220.9
Equity in Net Earnings of Affiliates	(1.3)	(1.0)
Other Non-Cash Charges(A)	31.8	10.8
Merger Related Expenses	13.1	—
Dividends from Equity Investments	0.7	0.6
Loss on Early Extinguishment of Debt	46.6	27.3

Credit Agreement EBITDA(B)	$382.0	$409.6

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

Capital Expenditures

        The Company's capital spending for the year ended 2003 was approximately $136.6 million, up 143.9% from $56.0 million in 2002. During 2003, the Company had capital spending of approximately $71.7 million for improving process capabilities, approximately $26.6 million for its beverage multiple packaging converting operations initiative, approximately $19.6 million due to the addition of Graphic's capital spending, approximately $15.1 million for manufacturing packaging machinery and approximately $3.6 million for compliance with cluster rules. Total capital spending for 2004 is expected to be approximately $150 million and is expected to relate principally to improving the Company's process capabilities (approximately $126 million), the production of packaging machinery (approximately $18 million) and environmental cluster rules compliance (approximately $6 million). Through 2005, the Company anticipates that it will spend approximately $22 million at its U.S. mills to comply with the cluster rules. The Company is accelerating certain capital driven cost reduction projects that it anticipates will deliver benefits in 2004 and 2005.

Related Party Transactions—Coors Brewing Company

        Coors Brewing Company, a subsidiary of Adolph Coors Company, accounted for approximately $39 million of the Company's Net Sales since the date of the Merger through December 31, 2003. The Company continues to sell packaging products to Coors Brewing Company. The loss of Coors Brewing Company as a customer in the foreseeable future could have a material effect on the Company's results of operations. The supply agreement, effective April 1, 2003, with Coors Brewing Company will not expire until December 31, 2006. Total sales under the previous supply agreement in 2002 were approximately $111 million, accounting for approximately 10% of Graphic's 2002 Net Sales.

Seasonality

        The Company's net sales, income from operations and cash flows from operations are subject to moderate seasonality with demand usually increasing in the spring and summer due to the seasonality of the worldwide beverage multiple packaging markets.

Environmental Matters

        The Company is subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including those governing discharges to air, soil and water, the management, treatment and disposal of hazardous substances, the investigation and remediation of contamination resulting from releases of hazardous substances, and the health and safety of employees. The Company's environmental liabilities and obligations may result in significant costs, which could negatively impact its financial condition and results of operations. Capital expenditures may be necessary for the combined company to comply with such laws and regulations, including the U.S. Environmental Protection Agency's regulations mandating stringent controls on air and water discharges from pulp and paper mills, or the cluster rules. The Company expects to spend approximately $22 million over the next two years to comply with the cluster rules. These costs have not been accrued, but rather are a part of the Company's capital expenditure plan. Most of these costs are anticipated to be incurred in the first two quarters of 2005. Any failure to comply with environmental, health and safety laws or any permits and authorizations required thereunder could subject the Company to fines or sanctions. In addition, some of the Company's current and former facilities, and facilities at which it disposed of hazardous substances, are the subject of environmental investigations and remediations resulting from releases of hazardous substances or other constituents. Some current and former facilities have a history of industrial usage for which investigation and remediation obligations could be imposed in the future or for which indemnification claims could be asserted against the Company. The Company cannot predict with certainty future investigation or remediation costs or future costs relating to indemnification claims. Also, potential future closures of facilities may necessitate further investigation and remediation at those facilities.

        The federal Clean Air Act imposes stringent limits on air emissions, establishes a federal permit program (Title V) and provides for enforcement sanctions. Where necessary, the Company's plants have received or submitted an application to the appropriate permitting authority for a Title V permit. The Company upgrades and replaces equipment in order to comply with air quality standards.

        The federal Clean Water Act establishes a system of minimum national effluent standards for each industry, water quality standards for the nation's waterways and a permit program that provides discharge limitations and provides for enforcement sanctions. It also regulates releases and spills of oil and hazardous materials and wastewater and stormwater discharges. Many of the Company's operations discharge to publicly owned treatment works and are subject to pretreatment requirements and limitations.

        The federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") establishes liability for waste generators, current and former site owners and operators and others in connection with releases of hazardous substances. In several instances, the Company has been identified as a Potentially Responsible Party ("PRP") under CERCLA and similar state laws with respect to remediation of sites at which hazardous substances have been released. These actions are not material. The Company is involved in investigation and remediation projects for certain properties that it currently or formerly owned or operated. The Company has also received demands arising out of alleged contamination of various properties currently or formerly operated by it, and at certain waste disposal sites. The Company's costs in many instances cannot be reliably estimated until the remediation process is substantially underway or liability has been addressed.

        The Company could incur significant costs in connection with investigation and remediation activities and other environmental matters. Some current and former facilities have a history of industrial usage for which investigation and remediation obligations could be imposed in the future or for which indemnification claims could be asserted against the Company.

        The presence of soil and groundwater contamination has been investigated at portions of the Company's Portland, Oregon plant. The site is listed on Oregon's inventory of contaminated sites. The Company periodically monitors groundwater conditions at the site. While the Company does not currently have any remediation obligations at the site, such obligations could arise in the future.

        The Kalamazoo, Michigan mill and carton plant have long histories of industrial usage. Portions of the property on which the mill is located have been found to contain some contamination. Remediation obligations could arise in the future at these facilities.

Commitments

        At December 31, 2003, total commitments of the Company under long-term, non-cancelable contracts were as follows:

	Payment Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(In millions of dollars)
Long-Term Debt	$23.3	$68.4	$95.1	$1,952.7	$2,139.5
Operating Leases	7.6	7.0	3.4	1.5	19.5
Unconditional Purchase Obligations(A)	27.3	22.7	19.5	72.3	141.8

Total Contractual Obligations	$58.2	$98.1	$118.0	$2,026.5	$2,300.8

Note:

(A)
Unconditional Purchase Obligations primarily consist of commitments related to wood processing and handling, natural gas and electricity and firm transportation of natural gas.

International Operations

        For 2003, before intercompany eliminations, net sales from operations outside of the United States represented approximately 28% of the Company's net sales. At December 31, 2003, approximately 8% of its total assets were denominated in currencies other than the U.S. dollar. The Company has significant operations in countries that use the Swedish krona, the British pound sterling, the Japanese yen, or the euro as their functional currencies. The effect of a generally weaker U.S. dollar against the euro and other European currencies, and the Japanese yen, produced a net currency translation adjustment gain of approximately $20.1 million, which was recorded as an adjustment to shareholders' equity for the year ended December 31, 2003. The magnitude and direction of this adjustment in the future depends on the relationship of the U.S. dollar to other currencies. The Company cannot predict major currency fluctuations. Its revenues from export sales fluctuate with changes in foreign currency exchange rates. The Company pursues a currency hedging program in order to limit the impact of foreign currency exchange fluctuations on financial results. See "—Financial Instruments" below.

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

        The Company pursues a currency hedging program which utilizes derivatives to limit the impact of foreign currency exchange fluctuations on its consolidated financial results. Under this program, the Company has entered into forward exchange and option contracts in the normal course of business to hedge certain foreign currency denominated transactions. Realized and unrealized gains and losses on these forward contracts are included in the measurement of the basis of the related foreign currency transaction when recorded. The premium on an option contract is reflected in Other Expense (Income), Net during the period in which the contract expires. These instruments involve, to varying degrees, elements of market and credit risk in excess of the amounts recognized in the Consolidated Balance Sheets. The Company does not hold or issue financial instruments for trading purposes. See "—Quantitative and Qualitative Disclosure About Market Risk."

Impact of Inflation

        In the U.S., the inflation rate was approximately 2.3% for 2003. In Europe, where the Company has manufacturing facilities, the inflation rate for 2003 was approximately 1.9%. The impact of inflation on the Company's financial position and results of operations has been minimal during 2003, 2002 and 2001.

Information Concerning Forward-Looking Statements

        Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in "—Merger" regarding the Company's expectations that it will achieve specified synergies; (ii) the statements in "—Significant Factors That Impact Its Business" concerning (a) the Company's expectations regarding packaging machinery placements and (b) the improvements which the Company's long-term initiatives, including, without limitation, its TQS and beverage carton converting operations initiatives, are designed to achieve; (iii) the statements in "—Financial Condition, Liquidity and Capital Resources" concerning (a) the Company's expectation that depreciation and amortization for 2004 will be approximately $210 million to $220 million, (b) the Company's expectation that 2004 interest expense will be approximately $145 million, including approximately $8 million of non-cash amortization of deferred debt issuance costs, (c) the Company's belief that cash generated from operations, together with amounts available under available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs, (d) the Company's expectation that capital expenditures will be approximately $150 million in 2004, and (e) the Company's expectations with respect to capital spending that may be required to comply with the cluster rules and that, based on current knowledge, environmental costs are not expected to have a material impact on the results of operations, cash flows or financial condition of the Company (see Note 14 in Notes to Consolidated Financial Statements), and (iv) other statements as to management's or the Company's expectations and beliefs presented in this report.

        Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The following important factors, and those important factors described elsewhere in this report, could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements:

  •
  Because of the Company's substantial debt, its ability to obtain additional financing may be impaired; a substantial portion of its operating cash flow must be dedicated to service its debt, thus reducing funds available for other purposes; the Company is exposed to risk of increased interest costs because a portion of its borrowings are at variable rates of interest; and the Company's flexibility to adjust to changing market conditions and its ability to withstand competitive pressures could be limited.

  •
  The Company's ability to generate the significant amount of cash needed to service its debt, and to comply with the covenants and restrictions contained in its debt instruments, will depend on its financial and operating performance, which, in turn, is subject to prevailing economic and competitive conditions and to the following financial and business factors: operating difficulties, increased operating costs, increased raw materials and energy costs, market cyclicality, product prices, the response of competitors, regulatory developments and delays in implementing strategic projects.

  •
  The Company's ability to implement successfully its business strategies and to realize anticipated synergies from the Merger is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control.

  •
  The Company is dependent on key customers and strategic relationships, and the loss of or reduced sales to key customers or changes in these relationships could result in decreased revenues, impact the Company's cash flows and harm its financial position.

  •
  The Company faces intense competition and, if it is unable to compete successfully against other manufacturers of paperboard or cartons, it could lose customers and its revenues may decline.

  •
  The Company's net sales and profitability could be affected by intense pricing pressures. If the Company's facilities are not as cost efficient as those of its competitors, or if its competitors otherwise are able to lower prices, the company may lose customers to its competitors, which may negatively impact its revenues, cash flows and financial condition.

  •
  The Company's ability to generate cash flows is dependent in significant part on the sales volume and selling prices that it realizes for its products.

  •
  If the Company fails to realize the anticipated benefits of the Merger, including anticipated synergies, its net sales and profitability could be affected.

  •
  Markets may not be able to absorb the Company's entire paperboard production, which may negatively impact the Company's financial condition and results of operations.

  •
  Any prolonged disruption in production due to labor difficulties, equipment failures, destruction of or material damage to any of the Company's three paperboard mills could have a material adverse effect on the Company's net sales, margins and cash flows.

  •
  Significant increases in the cost of energy or raw materials could have a material adverse effect on the Company's margins and income from operations.

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

  •
  The Company may be limited in the future in the amount of net operating loss carryforwards that it can use to offset income, which could have an adverse effect on the Company's future after tax free cash flow.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rates

        The Company is exposed to changes in interest rates, primarily as a result of its short-term and long-term debt with both fixed and floating interest rates. The Company uses interest rate swap agreements effectively to fix the LIBOR rate on $910.0 million of variable rate borrowings. The table below sets forth interest rate sensitivity information related to the Company's debt.

Long-Term Debt—Principal Amount by Maturity-Average Interest Rate

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(In millions of dollars)
Total Debt
Fixed Rate	—	—	—	—	1.0	850.0	851.0	936.0
Average Interest Rate	N/A	N/A	N/A	N/A	6.25%	9.00%
Variable Rate	23.3	30.2	38.2	45.3	48.8	1,102.7	1,288.5	1,302.2
Average Interest Rate, spread range is 2.75% - 3.00%	LIBOR+ spread	LIBOR+ spread	LIBOR+ spread	LIBOR+ spread	LIBOR+ spread	LIBOR+ spread

Total Interest Rate Swaps-Notional Amount by Expiration-Average Swap Rate

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Interest rate Swaps (Pay Fixed/Receive Variable)
Notional	250.0	330.0	220.0	110.0	—	—	910.0	(8.2)
Average Pay Rate	2.521%	2.173%	2.849%	3.270%	—
Average Receive Rate	3-Month LIBOR	3-Month LIBOR	3-Month LIBOR	3-Month LIBOR	—

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

Foreign Exchange Rates Sensitivity—Contractual Amount by Expected Maturity—Average Contractual Exchange Rate

	December 31, 2003
	Contract Amount	Fair Value
	(In millions of dollars)
FORWARD EXCHANGE AGREEMENTS:
Functional Currency:
Yen
Receive $US/Pay Yen	$13.2	$—
Weighted average contractual exchange rate	107.09
Pay $US/Receive Yen	$9.0	$—
Weighted average contractual exchange rate	107.75
Euro
Receive $US/Pay Euro	$21.7	$(0.3)
Weighted average contractual exchange rate	1.24
Pay $US/Receive Euro	$6.7	$0.3
Weighted average contractual exchange rate	1.19
British Pound
Receive $US/Pay GBP	$3.3	$—
Weighted average contractual exchange rate	1.76
Pay $US/Receive GBP	$2.0	$0.1
Weighted average contractual exchange rate	1.71
Australian Dollar
Receive $US/Pay AUD	$4.7	$(0.1)
Weighted average contractual exchange rate	0.74
Pay $US/Receive AUD	$0.8	$—
Weighted average contractual exchange rate	0.72
Other(A)
Net Receive various/Pay various	$4.9	$—
Weighted average contractual exchange rate	Various

Note:

(A)
Represents forward exchange agreements involving the Swedish kroner and several other countries' currencies, including the euro, British pound, and the Norwegian kroner. In each instance, the fair value of the net position of the Company's forward exchange agreements in the respective currencies is not material at December 31, 2003.

Natural Gas Contracts

        The Company enters into fixed price natural gas contracts designed to effectively hedge prices for a substantial portion of its natural gas requirements at its U.S. mills. The purpose of the fixed price natural gas contracts is to eliminate or reduce price risk with a focus on making cash flows more predictable. The Company has entered into contracts for a portion of its natural gas requirements for its U.S. mills through August 2004. These contracts are not accounted for as derivative instruments under SFAS No. 133, as they qualify for the normal purchase exemption.

ITEM 8.    FINANCIAL STATEMENTS

GRAPHIC PACKAGING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in Millions, Except Per Share Amounts)

	December 31, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and Equivalents	$17.5	$13.8
Receivables, Net of Allowances (Note 4)	198.5	137.3
Inventories	306.9	174.4
Prepaid Expenses	15.1	9.1

Total Current Assets	538.0	334.6
Property, Plant and Equipment, at Cost
Land and Improvements	61.5	38.8
Buildings	222.2	113.2
Machinery and Equipment	2,347.6	1,858.0

	2,631.3	2,010.0
Less: Accumulated Depreciation	(908.4)	(777.1)

Property, Plant and Equipment, Net	1,722.9	1,232.9
Deferred Tax Assets	12.3	11.1
Investment in Net Assets of Equity Affiliates	6.5	4.8
Goodwill	624.3	268.3
Intangible Assets, Net of Accumulated Amortization of $38.0 and $24.0 at December 31, 2003 and 2002, respectively	192.3	42.8
Other Assets	104.0	63.2

Total Assets	$3,200.3	$1,957.7

LIABILITIES
Current Liabilities:
Short-Term Debt	$38.4	$98.7
Accounts Payable	176.6	80.9
Compensation and Employee Benefits	67.3	31.8
Income Taxes	4.0	0.7
Interest Payable	30.5	35.7
Other Accrued Liabilities	68.3	31.5

Total Current Liabilities	385.1	279.3
Long Term Debt, Less Current Portion	2,116.2	1,429.7
Deferred Tax Liabilities	13.4	13.5
Other Noncurrent Liabilities	196.6	102.6

Total Liabilities	2,711.3	1,825.1

Contingencies and Commitments (Note 14)
Class A Redeemable Common Stock $120/share redemption value; 0 and 57,930 shares issued and outstanding at Dec. 31, 2003 and 2002, respectively	—	7.0

SHAREHOLDERS' EQUITY
Preferred Stock par value $.01 per Share; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock par value $.01 per Share;
Common Stock, 500,000,000 shares authorized; 198,378,110 shares issued and outstanding at Dec. 31, 2003	2.0	—
Class A Common Stock, 9,000,000 shares authorized; 7,057,930 designated, 7,000,000 non- redeemable shares issued and outstanding at Dec. 31, 2002	—	0.1
Class B Common Stock, 3,000,000 shares authorized; 500,000 shares of non-redeemable shares issued and outstanding at Dec. 31, 2002	—	—
Capital in Excess of Par Value	1,168.5	748.7
Accumulated Deficit	(598.0)	(515.1)
Minimum Pension Liability Adjustment	(60.2)	(71.3)
Accumulated Derivative Instruments Loss	(12.7)	(6.1)
Cumulative Currency Translation Adjustment	(10.6)	(30.7)

Total Shareholders' Equity	489.0	125.6

Total Liabilities and Shareholders' Equity	$3,200.3	$1,957.7

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Millions, Except Per Share Amounts)

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Net Sales	$1,683.3	$1,247.3	$1,201.6
Cost of Sales	1,398.5	984.8	953.9
Selling, General and Administrative	153.1	117.3	116.5
Research, Development and Engineering	7.4	5.2	5.1
Other Expense (Income), Net	18.2	(0.6)	18.8

Income from Operations	106.1	140.6	107.3
Loss on Early Extinguishment of Debt	(45.3)	(11.5)	(8.7)
Interest Income	1.0	1.4	0.9
Interest Expense	(144.5)	(147.4)	(158.9)

Loss before Income Taxes and Equity in Net Earnings of Affiliates	(82.7)	(16.9)	(59.4)
Income Tax (Expense) Benefit	(1.5)	4.7	(6.6)

Loss before Equity in Net Earnings of Affiliates	(84.2)	(12.2)	(66.0)
Equity in Net Earnings of Affiliates	1.3	1.0	0.9

Loss before Cumulative Effect of a Change in Accounting Principle	(82.9)	(11.2)	(65.1)
Cumulative Effect of a Change In Accounting Principle Net of Tax of $0	—	—	(0.5)

Net Loss	$(82.9)	$(11.2)	$(65.6)

Loss Per Share—Basic	$(0.56)	$(0.10)	$(0.57)
Loss Per Share—Diluted	$(0.56)	$(0.10)	$(0.57)
Weighted Average Number of Shares Outstanding—Basic	148.3	115.1	115.1
Weighted Average Number of Shares Outstanding—Diluted	148.3	115.1	115.1

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in Millions)

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Net Loss	$(82.9)	$(11.2)	$(65.6)
Other Comprehensive (Loss) Income:
Derivative Instruments Loss, Net of Tax of $0	(6.6)	(1.5)	(4.6)
Minimum Pension Liability Adjustment, Net of Tax of $0	11.1	(71.3)	—
Foreign Currency Translation Adjustments, Net of Tax of $0	20.1	13.0	(10.1)

Comprehensive Loss	$(58.3)	$(71.0)	$(80.3)

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Millions)

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(82.9)	$(11.2)	$(65.6)
Noncash Items Included in Net Loss:
Depreciation and Amortization	160.4	133.8	137.1
Cumulative Effect of a Change in Accounting Principle	—	—	0.5
Loss on Early Extinguishment of Debt	16.7	3.0	8.7
Deferred Income Taxes	(2.8)	(10.7)	(0.7)
Pension, Postemployment and Postretirement Benefits Expense, Net of Contributions	18.6	8.4	4.9
Equity in Net Earnings of Affiliates, Net of Dividends	(0.8)	(0.4)	(0.3)
Amortization of Deferred Debt Issuance Costs	7.6	6.9	7.6
Loss on Retirement of Assets	8.4	1.5	5.7
Other, Net	7.8	—	—
Changes in Operating Assets & Liabilities:
Receivables	26.5	(9.6)	17.3
Inventories	(14.6)	(10.3)	(13.8)
Prepaid Expenses	1.4	(7.1)	2.8
Accounts Payable	30.3	(11.9)	(4.7)
Compensation and Employee Benefits	5.6	(1.9)	(11.4)
Income Taxes	(2.0)	(1.5)	0.6
Other Accrued Liabilities	(22.4)	(0.6)	(1.5)
Other Noncurrent Liabilities	(1.0)	(0.9)	0.5

Net Cash Provided by Operating Activities	156.8	87.5	87.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property, Plant and Equipment	(136.6)	(56.0)	(57.3)
Acquisition Fees	(93.9)	—	—
Cash Acquired in Merger	6.1	—	—
Payment for Settlement of Tax Matters Relating to the Merger	—	—	(29.5)
Decrease (Increase) in Other Assets	3.5	(2.7)	(3.2)

Net Cash Used in Investing Activities	(220.9)	(58.7)	(90.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under Revolving Credit Facilities	474.8	279.9	523.9
Payments on Revolving Credit Facilities	(456.6)	(288.3)	(617.6)
Proceeds from Issuance of Debt	2,125.0	250.0	592.5
Increase in Debt Issuance Costs	(57.4)	(3.8)	(19.0)
Premium Paid on Early Extinguishment of Debt	(28.6)	(8.5)	—
Payment on Debt	(1,989.1)	(252.5)	(488.9)
Issuance of Common Stock	0.2	—	—
Repurchases of Redeemable Common Stock	(1.0)	(0.4)	(0.4)
Issuance of Redeemable Common Stock	—	—	0.3

Net Cash Provided by (Used in) Financing Activities	67.3	(23.6)	(9.2)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	0.5	1.2	0.5

Net Increase (Decrease) in Cash and Equivalents	3.7	6.4	(11.0)
Cash and Equivalents at Beginning of Period	13.8	7.4	18.4

CASH AND EQUIVALENTS AT END OF PERIOD	$17.5	$13.8	$7.4

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Amounts in Millions)

			Class A Non-Redeemable Common Stock		Class B Non-Redeemable Common Stock
	Common Stock								Minimum Pension Liability Adjustment	Cumulative Currency Translation Adjustment	Accumulated Derivative Instruments Loss
							Capital in Excess of Par Value	Accumulated Deficit				Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2000	—	$—	7,000,000	$0.1	500,000	$—	748.8	$(438.3)	$—	$(33.6)	$—	277.0
Net Loss	—	—	—	—	—	—	—	(65.6)	—	—	—	(65.6)
Accumulated Derivative Instruments Loss	—	—	—	—	—	—	—	—	—	—	(4.6)	(4.6)
Currency Translation Adjustment	—	—	—	—	—	—	—	—	—	(10.1)	—	(10.1)

Balances at December 31, 2001	—	—	7,000,000	0.1	500,000	—	748.8	(503.9)	—	(43.7)	(4.6)	196.7
Net Loss	—	—	—	—	—	—	—	(11.2)	—	—	—	(11.2)
Accumulated Derivative Instruments Loss	—	—	—	—	—	—	—	—	—	—	(1.5)	(1.5)
Minimum Pension Liability Adjustment	—	—	—	—	—	—	—	—	(71.3)	—	—	(71.3)
Currency Translation Adjustment	—	—	—	—	—	—	—	—	—	13.0	—	13.0
Repurchases of Redeemable Common Stock	—	—	—	—	—	—	(0.1)	—	—	—	—	(0.1)

Balances at December 31, 2002	—	—	7,000,000	0.1	500,000	—	748.7	(515.1)	(71.3)	(30.7)	(6.1)	125.6
Net Loss	—	—	—	—	—	—	—	(82.9)	—	—	—	(82.9)
15.21-to-One Stock Split			99,470,000	1.0	7,105,000	0.1	(1.1)	—	—	—	—	—
Non-Redeemable Class A and Class B Common Stock Exchange	114,075,000	1.2	(106,470,000)	(1.1)	(7,605,000)	(0.1)		—	—	—	—	—
Redeemable Class A Common Stock Exchange	748,027	0.0	—	—	—	—	5.9	—	—	—	—	5.9
Common Stock issued in Merger	83,441,490	0.8	—	—	—	—	414.7	—	—	—	—	415.5
Accumulated Derivative Instruments Loss	—	—	—	—	—	—	—	—	—	—	(6.6)	(6.6)
Minimum Pension Liability Adjustment	—	—	—	—	—	—	—	—	11.1	—	—	11.1
Currency Translation Adjustment	—	—	—	—	—	—	—	—	—	20.1	—	20.1
Issuance of Common Stock	100,000	—	—	—	—	—	0.2	—	—	—	—	0.2
Net Issuance of Restricted Stock	13,593	—	—	—	—	—	0.1	—	—	—	—	0.1

Balances at December 31, 2003	198,378,110	$2.0	—	$—	—	$—	$1,168.5	$(598.0)	$(60.2)	$(10.6)	$(12.7)	$489.0

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

        On August 8, 2003, the corporation formerly known as Graphic Packaging International Corporation merged with and into Riverwood Acquisition Sub LLC, a wholly owned subsidiary of Riverwood Holding, Inc. ("Riverwood Holding"), with Riverwood Acquisition Sub LLC as the surviving entity (the "Merger"). At the closing of the Merger, one share of common stock of Riverwood Holding was exchanged for each share of common stock of Graphic Packaging International Corporation. After the Merger, (1) RIC Holding, Inc. merged into Graphic Packaging Holdings, Inc. which was renamed GPI Holding, Inc., (2) the corporation formerly known as Graphic Packaging Corporation merged into Riverwood International Corporation ("RIC") which was renamed Graphic Packaging International, Inc. ("Graphic Packaging International"), and (3) Riverwood Acquisition Sub LLC merged into Riverwood Holding which was renamed Graphic Packaging Corporation.

        References to the "Company" are to Riverwood Holding and its subsidiaries for periods prior to the Merger and to Graphic Packaging Corporation and its subsidiaries for periods after the Merger. Graphic Packaging International Corporation and its subsidiaries for periods prior to the Merger are referred to herein as "Graphic."

        For accounting purposes, the Merger was accounted for as a purchase by the Company. Under the purchase method of accounting, the assets and liabilities of Graphic were recorded, as of the date of the closing of the Merger, at their respective fair values and added to those of the Company. The difference between the purchase price and the fair market values of the assets acquired and liabilities assumed of Graphic was recorded as goodwill. The historical financial statements of Riverwood Holding became the historical financial statements of Graphic Packaging Corporation. The accompanying consolidated statement of operations for the year ended December 31, 2003 includes approximately five months of Graphic's results of operations and twelve months of the Company's results of operations. Note 2 provides summary unaudited pro forma information and information pertaining to the Merger.

        Graphic Packaging Corporation and GPI Holding, Inc., its wholly-owned subsidiary, conduct no significant business and have no independent assets or operations other than their ownership of Graphic Packaging International. Graphic Packaging Corporation and GPI Holding, Inc. fully and unconditionally guarantee substantially all of the debt of Graphic Packaging International.

NOTE 2—MERGER

        The Merger was consummated primarily to create a premier value added paperboard packaging company. Prior to consummation of the Merger, Riverwood Holding had two classes of common stock. There were 9.0 million shares of Class A common stock, par value $0.01, authorized with 7.0 million and 7.1 million shares outstanding at August 8, 2003 and December 31, 2002, respectively. There were 3.0 million shares of Class B common stock, par value $0.01, authorized with 0.5 million shares outstanding at August 8, 2003 and December 31, 2002. In connection with the Merger, the Company's Board of Directors approved a 15.21-to-one stock split. At the time, the Class A and Class B common stock were reclassified as one class of common stock, par value $0.01. Immediately after the stock split, there were 500.0 million shares of common stock authorized with 114.8 million shares outstanding. The aggregate par value of the issued common stock was increased by $1.1 million as a result of keeping the par value price $0.01. Accordingly, Capital in Excess of Par Value was decreased $1.1 million. In connection with the Merger, the shareholders of Graphic Packaging International Corporation received one share of the Company's common stock and associated shareholder rights for each share of Graphic

Packaging International Corporation common stock and associated shareholder rights they owned prior to the Merger. Accordingly, Capital in Excess of Par Value increased $419.5 million.

        The Company determined that the relative outstanding share ownership and the designation of certain senior management positions require the Company to be the acquiring entity for accounting purposes, resulting in the historical financial statements of Riverwood Holding becoming the historical financial statements of Graphic Packaging Corporation. The assets and liabilities of the acquired business are included in the consolidated balance sheet at December 31, 2003. Graphic's results of operations have been included in the consolidated statement of operations beginning August 9, 2003 through December 31, 2003. The purchase price for the acquisition, including transaction costs, has been allocated to the assets acquired and liabilities assumed based on the estimated fair market values at the date of the Merger. Goodwill is allocated entirely to the paperboard packaging segment and is not deductible for tax purposes. The purchase price allocation for the Merger is preliminary and further adjustments are likely to be made as valuations for property, plant, equipment, and intangible assets are finalized. The stock-for-stock exchange resulted in the issuance of approximately 83.4 million shares of common stock to fund the purchase price of $470.2 million. The preliminary purchase price allocation is as follows:

(Amounts in Millions)
Current assets	$209.9
Property, plant & equipment	494.3
Goodwill	356.0
Intangible assets	162.0
Other assets	19.8

Total assets aquired	$1,242.0

Accounts payable and accrued expenses	$144.8
Total debt	496.6
Other	130.4

$771.8

Selected Unaudited Pro Forma Combined Financial Information

        The following unaudited pro forma combined financial information is presented to show the estimated effect of the Merger and the Related Financing Transactions (as defined herein) and represent the Company's pro forma combined financial information for the year ended December 31, 2003 and 2002, respectively, as if the Merger and Related Financing Transactions had occurred on January 1, 2003 and January 1, 2002, respectively. The unaudited pro forma combined financial information includes adjustments directly attributable to the Merger and the Related Financing Transactions that are expected to have a continuing impact on the Company. The pro forma adjustments are based upon available information and certain assumptions that management believes are reasonable.

        The following financing transactions (the "Related Financing Transactions") were entered into in connection with the Merger:

  •
  The entering into and borrowing under the Senior Secured Credit Agreement, dated as of August 8, 2003, among Graphic Packaging International Inc. and the several lender parties thereto (the "Senior Secured Credit Agreement"), which provide for aggregate maximum borrowings of $1.6 billion under (i) a term loan facility (the "Term Loan Facility") providing for term loans in an aggregate principal amount of $1.275 billion in two tranches, consisting of Tranche A term loans and Tranche B term loans, and (ii) a revolving credit facility (the "Revolving Credit Facility") providing for up to $325 million in revolving loans (including standby and commercial letters of credit) outstanding at anytime, to Graphic Packaging International Inc.

  •
  The issuance and sale of $425 million in aggregate principal amount of 8.5% senior notes due 2011 (the "Senior Notes") and $425 million in aggregate principal amount of 9.5% senior subordinated notes due 2013 (the "Senior Subordinated Notes").

  •
  The repayment of all outstanding amounts under each of RIC's and Graphic's prior senior secured credit facilities and the termination of all commitments under those facilities.

  •
  The consummation of tender offers and consent solicitations for all of RIC's 10 5/8% senior notes due 2007 (the "Senior Notes due 2007") and 10 7/8% senior subordinated notes due 2008 (the "Senior Subordinated Notes due 2008" and, together with the Senior Notes due 2007, the "Prior RIC Notes"), which closed concurrently with the Merger. The Company redeemed all Prior RIC Notes that were not tendered pursuant to the tender offers.

  •
  The consummation of an anticipatory change of control tender offer and consent solicitation for all of Graphic's 8 5/8% senior subordinated notes due 2012 (the "Prior Graphic Notes") made in anticipation of the change of control offer required by the indenture governing the Prior Graphic Notes. Out of $300.0 million in aggregate principal amount of Prior Graphic Notes outstanding, approximately $299.1 million in aggregate principal amount of Prior Graphic Notes were tendered in the anticipatory change of control tender offer. On September 15, 2003, the Company completed the change of control offer required pursuant to the indenture governing the Prior Graphic Notes. As of December 31, 2003, $0.8 million in principal amount of the Prior Graphic Notes were outstanding.

        The pro forma financial information was prepared using the purchase method of accounting, with the Company treated as the acquirer for accounting purposes. Under purchase accounting, the total cost of the Merger is allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the effective date of the Merger. A preliminary allocation of the cost of the Merger has been made based upon currently available information and management's estimates. The actual allocation and its effect on results of operations may differ significantly from the pro forma amounts included herein.

        The pro forma information is based on the Company's actual financial results for the periods indicated and the historical results of Graphic from the beginning of the period presented through the date of the Merger. The pro forma information has been prepared in accordance with accounting principles generally accepted in the United States of America and is provided for comparison and analysis purposes only. The unaudited pro forma combined financial information does not purport to represent the combined company's results of operations or financial condition had the Merger and Related Financing Transactions actually occurred as of such dates or of the results that the combined company would have achieved after the Merger. The unaudited pro forma combined financial information is as follows:

Combined Company
Unaudited Condensed Pro Forma Combined Statement of Operations
For the Year Ended December 31, 2003
(Amounts in Millions, Except Per Share Amounts)

	Company	Graphic	Pro Forma Adjustments		Condensed Pro Forma Combined
Net Sales	$1,683.3	$650.8	$(38.0	)A	$2,296.1
Cost of Sales	1,398.5	581.7	(45.0 (1.3	)A )B	1,933.9
Selling, General and Administrative, Research, Development and Engineering	178.7	44.0	18.0	B	240.7

Income from Operations	106.1	25.1	(9.7)		121.5
Interest Expense, Net	(143.5)	(23.0)	18.4	C	(148.1)
Loss on Early Extinguishment of Debt	(45.3)	(1.3)	—		(46.6)

(Loss) Income before Income Taxes and Equity in Net Earnings of Affiliates	(82.7)	0.8	8.7		(73.2)
Income Tax (Expense) Benefit	(1.5)	(1.0)	—		(2.5)

(Loss) Income before Equity in Net Earnings of Affiliates	(84.2)	(0.2)	8.7		(75.7)
Equity in Net Earnings of Affiliates	1.3	—	—		1.3

Net (Loss) Income	(82.9)	(0.2)	8.7		(74.4)
Preferred Stock Dividends Declared	—	6.1	(6.1	)D	—

Net (Loss) Income Attributable to Common Stockholders	$(82.9)	$(6.3)	$14.8		$(74.4)

Loss Per Share—Basic	$(0.56)				$(0.38)
Loss Per Share—Diluted	$(0.56)				$(0.38)
Weighted Average Number of Shares Outstanding:
Basic	148.3				198.3
Diluted	148.3				198.3

Combined Company
Unaudited Condensed Pro Forma Combined Statement of Operations
For the Year Ended December 31, 2002
(Amounts in Millions, Except Per Share Amounts)

	Company	Graphic	Pro Forma Adjustments		Condensed Pro Forma Combined
Net Sales	$1,247.3	$1,057.8	$(52.8	)A	$2,252.3
Cost of Sales	984.8	930.6	(52.8 (2.2	)A )B	1,860.4
Selling, General and Administrative, Research, Development and Engineering	121.9	64.6	28.1	B	214.6

Income from Operations	140.6	62.6	(25.9)		177.3
Interest Expense, Net	(146.0)	(44.6)	33.4	C	(157.2)
Loss on Early Extinguishment of Debt	(11.5)	(15.8)	—		(27.3)

(Loss) Income before Income Taxes, Equity in Net Earnings of Affiliates and Cumulative Effect of a Change in Accounting Principle	(16.9)	2.2	7.5		(7.2)
Income Tax Benefit (Expense)	4.7	(0.9)	—		3.8

(Loss) Income before Equity in Net Earnings of Affiliates and Cumulative Effect of a Change in Accounting Principle	(12.2)	1.3	7.5		(3.4)
Equity in Net Earnings of Affiliates	1.0	—	—		1.0

(Loss) Income before Cumulative Effect of a Change in Accounting Principle	(11.2)	1.3	7.5		(2.4)
Preferred Stock Dividends Declared	—	10.0	(10.0	)D	—

(Loss) Income Attributable to Common Stockholders before Cumulative Effect of a Change in Accounting Principle	$(11.2)	$(8.7)	$17.5		$(2.4)

Loss Per Share before Cumulative Effect of a Change in Accounting Principle—Basic	$(0.10)				$(0.01)
Loss Per Share before Cumulative Effect of a Change in Accounting Principle—Diluted	$(0.10)				$(0.01)
Weighted Average Number of Shares Outstanding:
Basic	115.1				198.5
Diluted	115.1				198.5

Adjustments in the unaudited condensed pro forma combined financial statements are as follows:

A
RIC sold CUK folding boxboard to Graphic for use in certain cartons manufactured by Graphic. This pro forma adjustment eliminates the intercompany sales and cost of sales $38.0 million and

  $52.8 million for the period ended August 8, 2003, and the year ended December 31, 2002, respectively, related to this activity. Cost of sales also includes an adjustment of approximately $7.0 million for the year ended December 31, 2003 to eliminate the effect of the increase in fair value of inventory which was recorded as an addition to cost of sales as a non-recurring item in 2003.

B
The amortization of the identifiable intangible assets (customer contracts, patents and proprietary technology) is reflected as a pro forma adjustment to the unaudited condensed pro forma combined statement of operations. The Company is amortizing the estimated fair value of the identifiable intangibles of approximately $162.0 million on a straight-line basis over an average estimated useful life of eighteen years except for non-compete agreements which have an estimated useful life of approximately one year. Depreciation expense would have decreased by $1.3 million and $2.2 million for the years ended December 31, 2003 and 2002 respectively, as a result of the Company revising their depreciable asset lives and the fair value of the property purchased in the Merger. The net effect of this increased amortization and decreased depreciation of $16.7 million and $25.9 million for the years ended December 31, 2003 and 2002, respectively, is reflected on the unaudited condensed pro forma combined statements of operations as follows:

	Year Ended Dec. 31, 2003	Year Ended Dec. 31, 2002
Cost of Sales	$(1.3)	$(2.2)
Selling, General and Administrative, Research, Development and Engineering	18.0	28.1

Total Additional Amortization and Depreciation of Intangible Assets and Property, Plant and Equipment	$16.7	$25.9

C
In connection with the Merger, substantially all of RIC's and Graphic's then outstanding indebtedness was redeemed, repurchased or otherwise repaid and replaced with borrowings under the Senior Secured Credit Agreement and indebtedness under the Senior Notes and Senior Subordinated Notes. Excluding hedges and amortization of financing costs, the pro forma interest expense adjustments reflect an average variable interest rate of 3.9% for the combined company's new bank debt and a blended fixed rate of 9.0% on the combined company's Senior Notes and Senior Subordinated Notes.

D
To reflect the new equity structure of the Company, including conversion of $100 million of Graphic's convertible preferred stock into common stock (accordingly there is no preferred stock dividend declared).

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The following is a summary of significant accounting policies of the Company.

(A) PRINCIPLES OF CONSOLIDATION

        The accompanying consolidated financial statements include all of the accounts of Graphic Packaging Corporation and its majority-owned and controlled subsidiaries. The accompanying consolidated financial statements include the worldwide operations of the Paperboard Packaging segment which includes the paperboard, packaging, and packaging machinery businesses and the Containerboard/Other segment. All significant transactions and balances between the consolidated operations have been eliminated.

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

        Costs directly associated with the development and testing of computer information systems for internal use are deferred and included in property, plant and equipment. Such costs are amortized on a straight-line basis over the expected useful life of 5 years. Costs indirectly associated with such projects and ongoing maintenance costs are expensed as incurred. A total of $6.8 million and $1.0 million in costs relating to software development were capitalized in 2003 and 2002, respectively, and were included in property, plant and equipment at December 31, 2003 and December 31, 2002.

        Interest is capitalized on major projects. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Capitalized interest was approximately $1.6 million, $1.3 million and $2.1 million in the years ended December 31, 2003, 2002 and 2001, respectively.

(E) DEPRECIATION AND AMORTIZATION

        Depreciation and amortization are principally computed using the straight-line method based on the following estimated useful lives of the related assets:

Buildings	40 years
Land improvements	15 years
Machinery and equipment	3 to 40 years
Furniture and fixtures	10 years
Automobiles and light trucks	3 to 5 years

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

        Intangible assets with a determinable life are amortized on a straight-line basis over that period. The related amortization expense is included in Other Expense (Income), Net.

        In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which was effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The adoption of SFAS No. 142 resulted in the discontinuation of amortization of goodwill recorded at December 31, 2001 of approximately $8 million annually. Intangible assets with a determinable life will continue to be amortized over the appropriate periods. The Company adopted SFAS No. 142 on January 1, 2002. The following table shows Net Loss for the years ended December 31, 2003 and 2002 and Adjusted Net Loss for the year ended December 31, 2001 exclusive of goodwill amortization:

	Year Ended Dec. 31, 2003	Year Ended Dec. 31, 2002	Year Ended Dec. 31, 2001
Net Loss	$(82.9)	$(11.2)	$(65.6)
Plus: Amortization of Goodwill	—	—	7.7

Adjusted Net Loss	$(82.9)	$(11.2)	$(57.9)

Loss Per Basic Share—As Reported	$(0.56)	$(0.10)	$(0.57)
Loss Per Basic Share—As Adjusted	$(0.56)	$(0.10)	$(0.50)
Loss Per Diluted Share—As Reported	$(0.56)	$(0.10)	$(0.57)
Loss Per Diluted Share—As Adjusted	$(0.56)	$(0.10)	$(0.50)

        The following table shows Loss before Cumulative Effect of a Change in Accounting Principle for the years ended December 31, 2003 and 2002 and Adjusted Loss before Cumulative Effect of a Change in Accounting Principle for the year ended December 31, 2001 exclusive of goodwill amortization:

	Year Ended Dec. 31, 2003	Year Ended Dec. 31, 2002	Year Ended Dec. 31, 2001
Loss before Cumulative Effect of a Change in Accounting Principle	$(82.9)	$(11.2)	$(65.1)
Plus: Amortization of Goodwill	—	—	7.7

Adjusted Loss before Cumulative Effect of a Change in Accounting Principle	$(82.9)	$(11.2)	$(57.4)

Loss Per Basic Share—As Reported	$(0.56)	$(0.10)	$(0.57)
Loss Per Basic Share—As Adjusted	$(0.56)	$(0.10)	$(0.50)
Loss Per Diluted Share—As Reported	$(0.56)	$(0.10)	$(0.57)
Loss Per Diluted Share—As Adjusted	$(0.56)	$(0.10)	$(0.50)

        The following table displays the intangible assets that continue to be subject to amortization and aggregate amortization expense as well as intangible assets not subject to amortization as of December 31, 2003 and December 31, 2002:

	As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Customer Relationships	$109.9	$2.0	$107.9
Non-Compete Agreements	23.3	7.3	16.0
Patents	24.9	11.0	13.9
Licenses	3.6	1.4	2.2
Trademarks	68.6	16.3	52.3

	$230.3	$38.0	$192.3

Unamortized Intangible Assets
Goodwill	$624.3		$624.3
	As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Patents	$23.6	$9.4	$14.2
Licenses	3.6	1.2	2.4
Trademarks	39.6	13.4	26.2

	$66.8	$24.0	$42.8

Unamortized Intangible Assets
Goodwill	$268.3		$268.3

        The Company recorded amortization expense of $14.0 million and $3.7 million for the years ended December 31, 2003 and 2002, respectively, relating to intangible assets subject to amortization, and is expected to be approximately $26 million for 2004 and approximately $12 million for each of the following four fiscal years.

        Goodwill increased by $356.0 million in 2003 as a result of the Merger (See Note 2—Merger).

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

        The Company pursues a currency hedging program which utilizes derivatives to limit the impact of foreign currency exchange fluctuations on its consolidated financial results. Under this program, the Company has entered into forward exchange and option contracts in the normal course of business to hedge certain foreign currency denominated transactions. Realized and unrealized gains and losses on these forward contracts are included in the measurement of the basis of the related foreign currency transaction when recorded. The premium on an option contract is reflected in Other Expense (Income), Net during the period in which the contract expires.

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

(H) REVENUE RECOGNITION

        The Company generates revenue from the sales of manufactured products, the leasing of packaging machinery, and the servicing of packaging machinery. The Company recognizes sales revenue when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the Company's price to the buyer is fixed and determinable, and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is largely dependent on shipping terms. Revenue is recorded at the time of shipment for terms designated as free on board, or f.o.b., shipping point. For sales transactions designated f.o.b. destination, revenue is recorded when the product is delivered to the customer's delivery site. The Company recognizes revenues on its annual and multi-year carton supply contracts as the shipment occurs in accordance with the shipping terms discussed above.

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

(J) INSURANCE RESERVES

        It is the Company's policy to self-insure or fund a portion of certain expected losses related to group health benefits and workers' compensation claims. Provisions for expected losses are recorded based on the Company's estimates, on an undiscounted basis, of the aggregate liabilities for known claims and estimated claims incurred but not reported.

(K) ENVIRONMENTAL REMEDIATION RESERVES

        The Company records accruals for environmental obligations based on estimates developed in consultation with environmental consultants and legal counsel. Accruals for environmental liabilities are established in accordance with the American Institute of Certified Public Accountants Statement of Position 96-1, "Environmental Remediation Liabilities." The Company records a liability at the time it is probable and can be reasonably estimated. Such liabilities are not reduced for potential recoveries from insurance carriers. Costs of future expenditures are not discounted to their present value.

(L) STOCK-BASED COMPENSATION

        As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation", the Company continues to apply intrinsic value accounting for its stock option plans under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". Compensation cost for stock options, if any, is measured as the excess of the market price of the Company's common stock at the date of grant over the exercise price to be paid by the grantee to acquire the stock. The Company has adopted disclosure-only provisions of SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123". If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, the Company's Net Loss would have been as follows:

	Year Ended Dec. 31, 2003	Year Ended Dec. 31, 2002	Year Ended Dec. 31, 2001
Net Loss, As Reported	$(82.9)	$(11.2)	$(65.6)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	0.9	0.4	1.5
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.3)	(0.7)	(1.9)

Adjusted Net Loss	$(82.3)	$(11.5)	$(66.0)

Loss Per Basic Share—As Reported	$(0.56)	$(0.10)	$(0.57)
Loss Per Basic Share—As Adjusted	$(0.56)	$(0.10)	$(0.57)
Loss Per Diluted Share—As Reported	$(0.56)	$(0.10)	$(0.57)
Loss Per Diluted Share—As Adjusted	$(0.56)	$(0.10)	$(0.57)

        The Company recognized compensation expense on stock options for which the exercise price was less than the fair value at the date of grant in the amount of $2.3 million, $1.9 million and $1.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

(M) RECLASSIFICATION

        The Company has reclassified the presentation of certain prior period information to conform to the current presentation format.

(N) USE OF ESTIMATES

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on historical experience and various other factors that are believed to be reasonable. Actual results could differ from these estimates under different assumptions or conditions.

NOTE 4—RECEIVABLES

        The components of receivables at December 31 were as follows:

	2003	2002
	(In millions of dollars)
Trade	$193.2	$127.4
Less, allowance	4.4	1.9

	188.8	125.5
Other	9.7	11.8

	$198.5	$137.3

NOTE 5—INVENTORIES

        The major classes of inventories at December 31 were as follows:

	2003	2002
	(In millions of dollars)
Finished goods	$172.8	$78.5
Work-in progress	22.6	15.2
Raw materials	66.0	42.8
Supplies	45.5	37.9

	$306.9	$174.4

        Raw materials and consumables used in the production process such as wood chips and chemicals are valued at purchase cost on a first-in, first-out ("FIFO") basis upon receipt. Work in process and finished goods inventories are valued at the cost of raw material consumed plus direct manufacturing costs (such as labor, utilities and supplies) as incurred and a proportion of manufacturing overhead.

NOTE 6—OTHER ASSETS

        Other Assets included at December 31, consisted of the following:

	2003	2002
	(In millions of dollars)
Deferred debt issuance costs, net	$54.1	$26.7
Pension intangible asset	12.7	2.5
Capitalized spare parts	29.5	24.4
Deferred design costs	1.2	1.4
Other	6.5	8.2

	$104.0	$63.2

NOTE 7—SHORT-TERM DEBT

        Short-Term Debt at December 31, consisted of the following:

	2003	2002
	(In millions of dollars)
Short-term borrowings	$15.1	$20.3
Current portion of long-term debt	23.3	78.4

	$38.4	$98.7

        Short-term borrowings are principally at the Company's international subsidiaries. The weighted average interest rate on Short-term borrowings as of December 31, 2003 and 2002 was 2.1% and 2.0%, respectively.

NOTE 8—COMPENSATION AND EMPLOYEE BENEFITS

        Accruals for future compensated employee absences, principally vacation, were $24.3 million and $12.9 million at December 31, 2003 and 2002, respectively, and were included in Compensation and Employee Benefits on the Consolidated Balance Sheets.

NOTE 9—LONG-TERM DEBT

        In connection with the Merger, substantially all of the Company's and Graphics's then outstanding indebtedness was redeemed, repurchased or otherwise repaid and replaced with borrowings under the Senior Secured Credit Agreement and indebtedness under the Senior Notes and the Senior Subordinated Notes. For a description of the Related Financing Transactions, see Note 2—Merger.

        The Senior Secured Credit Agreement, which governs the Term Loan Facility and the Revolving Credit Facility, imposes restrictions on the Company's ability to make capital expenditures and both the Senior Secured Credit Agreement and the indentures governing the notes limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, meet its capital spending program, provide for unanticipated capital investments or take advantage of business opportunities. The covenants contained in the Senior Secured Credit Agreement, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of indentures under which the notes are issued, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, make capital expenditures and engage in certain transactions with affiliates.

        The financial covenants in the Senior Secured Credit Agreement specify, among other things, the following requirements for each four quarter period ended during the following test periods:

Test Period	Consolidated Debt to Credit Agreement EBITDA Leverage Ratio(A)	Credit Agreement EBITDA to Consolidated Interest Expense Ratio(A)
October 1, 2003—December 30, 2004	6.40 to 1.00	2.00 to 1.00
December 31, 2004—December 30, 2005	6.15 to 1.00	2.25 to 1.00
December 31, 2005—December 30, 2006	5.75 to 1.00	2.35 to 1.00
December 31, 2006—December 30, 2007	5.25 to 1.00	2.50 to 1.00
December 31, 2007—December 30, 2008	4.75 to 1.00	2.75 to 1.00
December 31, 2008—June 30, 2010	4.50 to 1.00	2.90 to 1.00

Note:

(A)
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

        At December 31, 2003, the Company was in compliance with the financial covenants in the Senior Secured Credit Agreement. The Company's ability to comply in future periods with the financial covenants in the Senior Secured Credit Agreement will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company's control and will be substantially dependent on the selling prices for the Company's products, raw material and energy costs, and the Company's ability to successfully implement its overall business and profitability strategies. If a violation of any of the covenants occurred, the Company would attempt to get a waiver or an amendment from its lenders, although no assurance can be given that the Company would be successful in this regard. The Senior Secured Credit Agreement and the indentures governing the Senior Subordinated Notes and the Senior Notes have covenants as well as certain cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions.

        The Senior Secured Credit Agreement is collateralized by substantially all of the Company's domestic assets.

        At December 31, 2003, the Company and its U.S. and international subsidiaries had the following amounts of commitments, amounts outstanding and amounts available under revolving credit facilities:

	Total Amount of Commitments	Total Amount Outstanding	Total Amount Available (A)
	(In millions of dollars)
Revolving Credit Facility	$325.0	$20.0	$291.4
International Facilities	24.6	12.1	12.5

	$349.6	$32.1	$303.9

Note:

A.
In accordance with its debt agreements, the Company's availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of approximately $13.6 million as of December 31, 2003. These letters of credit are used as security against its self-insurance obligations, workers' compensation obligations and an outstanding note payable. These letters of credit expire at various dates through 2004 unless extended.

        Long-Term Debt at December 31 consisted of the following:

	2003	2002
	(In millions of dollars)
Senior Notes with interest payable semi-annually at 8.5%, payable in 2011	$425.0	$—
Senior Subordinated Notes with interest payable semi-annually at 9.5%, payable in 2013	425.0	—
Senior Secured Term Loan Facility with interest payable at various dates less than one year at floating rates (3.92% to 3.93% at December 31, 2003), payable through 2010	1,265.6	—
Senior Secured Revolving Facility with interest payable at various dates less than one year at floating rates (4.16% at December 31, 2003) payable in 2009	20.0	—
Senior Notes with interest payable semi-annually at 10.625%, payable in 2007	—	256.0
Senior Subordinated Notes with interest payable semi-annually at 10.875%, payable in 2008	—	400.0
Senior Secured Term Loan Facility with interest payable at various dates less than one year at floating rates (3.90% to 4.26% at December 31, 2002), payable through 2007	—	248.8
Senior Secured Term Loan Facility with interest payable at various dates less than one year at floating rates (4.15% to 4.59% at December 31, 2002), payable through 2006	—	335.0
Senior Notes with interest payable semi-annually at 10.625%, payable in 2007	—	250.0
Senior Secured Revolving Facility with interest payable at various dates less than one year at floating rates (4.19% to 6.00% at December 31, 2002) payable in 2006	—	14.9
Other	3.9	3.4

	2,139.5	1,508.1
Less, current portion	23.3	78.4

	$2,116.2	$1,429.7

        Long-term debt maturities and expirations of funded long-term working capital commitments at December 31, 2003, were as follows:

(In millions of dollars)
2004	$23.3
2005	30.2
2006	38.2
2007	45.3
2008	49.8
After 2008	1,952.7

$2,139.5

NOTE 10—REDEEMABLE COMMON STOCK

        During the nine months ended December 31, 1996, Riverwood Holding completed an offering of Riverwood Holding Common Stock to certain members of management and key employees of the Company. As of December 31, 1996, the Company had issued 111,900 shares of Riverwood Holding Class A Common Stock to Management Investors at fair value for gross cash proceeds of $11.2 million. During 2000, the Company issued 5,000 shares of additional Redeemable Common Stock to Management Investors at fair value for gross cash proceeds of $0.6 million. The common stock held by Management Investors is mandatorily redeemable at fair market value as determined by the Executive Committee of the Board of Directors and in certain circumstances the Management Investors can require the Company to repurchase the Riverwood Holding Class A Common Stock. These shares are classified as Redeemable Common Stock on the Consolidated Balance Sheet and are carried at their redemption value of $120 per share at December 31, 2002. During 2002, the Company repurchased 3,500 shares of Redeemable Common Stock at a weighted average price of $120.00 per share. During 2002, Riverwood Holding issued 250 shares of additional Redeemable Common Stock to Management Investors for gross cash proceeds of approximately $25,000.

        In connection with the prior issuance of Redeemable Common Stock to Management Investors, the Company guaranteed loans, with full recourse, from a bank to certain Management Investors with remaining amounts totaling approximately $0.3 million and $0.4 million at December 31, 2003 and 2002, respectively. As guarantor of the loans, the Company fully and unconditionally guarantees to the Lender the prompt and complete payment of all principal and interest on the Loans and all other amounts owed under the letter agreements when due and payable (whether at the stated maturity, by acceleration or otherwise) in the amounts and with respect to each of the borrowers listed in the agreement. The Company has the right of subrogation should a borrower default.

        At the consummation of the Merger, all redeemable common stock was eliminated (See Note 2—Merger).

NOTE 11—NONREDEEMABLE COMMON STOCK

        On March 27, 1996, Riverwood Holding completed an offering of 7,000,000 shares of Class A Common Stock with a par value of $0.01 per share to certain institutional investors for $700 million.

        Total Class A Common Stock authorized for issuance at December 31, 2002 was 9,000,000 shares, of which amount 7,057,930 shares were outstanding, including 57,930 shares issued to Management Investors as Redeemable Common Stock (see Note 10). Also on March 27, 1996, Riverwood Holding completed an offering of 500,000 shares of Class B Common Stock with a par value of $0.01 per share to an institutional investor for $50 million. Total Class B Common Stock, which is non-voting, authorized for issuance at December 31, 2002 was 3,000,000 shares, of which 500,000 shares were outstanding.

        In connection with the Merger, the Company's Board of Directors approved a 15.21-to-one stock split. At the time, the Class A and Class B common stock were reclassified as one class of common stock, par value $0.01. Immediately after the stock split, there were 500.0 million shares of common stock authorized with 114.8 million shares outstanding (See Note 2—Merger).

NOTE 12—STOCK INCENTIVE PLANS

        The Company has developed five Stock Incentive Plans ("SIP") designed to provide certain key executives and management options to purchase shares of Common Stock. These plans are the 1996 Stock Incentive Plan ("1996 SIP"), the 2002 Stock Incentive Plan ("2002 SIP"), the 1999 Long Term Incentive Plan ("LTIP"), the 2003 Stock Incentive Plan ("2003 SIP"), the 1999 Supplemental Long-Term Incentive Plan ("SLTP") and the Equity Incentive Plan ("EIP"). The following table summarizes information pertaining to options outstanding and exercisable at December 31, 2003:

Plan	Grant Date	Number Authorized/ Outstanding(10)	Granted Weighted Average Exercise Price	Vesting Reference	Number Exercisable(11)	Exercisable Weighted Average Exercise Price
2003 SIP	Aug-Nov 2003	2,098,178	6.16	(1)	—	—
2002 SIP	Jan-Sep 2002	6,623,408	7.88	(2)	1,451,764	7.88
1996 SIP	November 2000	24,336	7.56	(3)	24,336	7.56
SLTP	November 2000	25,356	7.56	(4)	25,356	7.56
SLTP	May-Dec 1999	946,964	6.57	(5)	909,593	6.57
EIP	Feb 1999-Dec 2002	3,277,851	7.24	(6)	3,154,017	7.44
1996 SIP	June-Dec 1999	288,382	6.57	(7)	276,214	6.57
1996 SIP	March 1997	3,245,025	4.93	(8)	3,245,025	4.93
1996 SIP	June 1996	580,415	6.57	(9)	580,415	6.57

	Total	17,109,915	6.85		9,666,720	6.51

Notes:

(1)
Options vest in three equal annual installments on the first three anniversaries of the date of grant, subject to continuous employment.

(2)
2,400,960 of these options vest one-third on the second anniversary of date of grant and two-thirds on the third anniversary of the date of grant. 1,940,948 of the options vest when the Company achieves certain financial targets. 2,281,500 of the options vest if a change of control of the company takes place before the third anniversary of the date of grant. Should any of those options not vest as described above, they will vest assuming the employee is still employed at the Company, nine years and six months following the date of grant.

(3)
Options vest in five equal annual installments on the first five anniversaries of the date of grant, subject to continuous employment.

(4)
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

(5)
Options vest based upon a range of certain financial goals for three years. Each year, the vesting starts at 20% for achievement of a minimum financial target, and increases to a maximum of 33 1/3% per year, prorated on a straight-line basis for achievement of certain financial results above the minimum. Those options which do not vest in this period, will vest, assuming the employee is still employed at the Company, on December 31, 2008.

(6)
Options vest at various times based upon service or performance criteria included on the certificate at the time of grant. All options vest on the tenth anniversaries of the date of grant.

(7)
276,214 of the options vested in five equal annual installments on each of the first five anniversaries of the date of grant, subject to continuous employment. The remaining 12,168 options vest on the date that the Company achieves certain financial targets. Should those options not vest as described above, they will vest assuming the employee is still employed at the Company, nine years and six months following the date of grant.

(8)
1,711,125 of these options vested in five annual installments on each of the first five anniversaries of the date of grant, subject to continuous employment, and the remaining 1,533,900 had accelerated vesting based on achievement of certain financial goals.

(9)
Options vest in five equal annual installments on the first five anniversaries of the date of grant, subject to continuous employment.

(10)
The number of shares authorized and outstanding is the same for all plans. The number of options authorized under the 2003 SIP will increase proportionally by the number of options cancelled under any of the other plans except for the EIP.

(11)
As of December 31, 2002 and 2001, there were exercisable options in the amount of 5,421,316 and 5,061,416, respectively.

        A summary of option activity during the three years ended December 31, 2003 is as follows:

	Shares	Exercise Price
Outstanding—December 31, 2000	8,596,844	$5.94
Exercised	(107,519)	(7.89)
Canceled	(193,639)	(6.82)

Oustanding—December 31, 2001	8,295,686	$5.90
Granted	10,147,397	7.89
Exercised	(3,803)	(6.57)
Canceled	(1,572,638)	(7.18)

Outstanding—December 31, 2002	16,866,642	$6.98
Granted	2,098,178	6.16
Exercised	(100,000)	(1.56)
Canceled	(7,231,741)	(5.54)
Assumed From Merger	5,476,836	5.90

Outstanding—December 31, 2003	17,109,915	$7.17

        The weighted average contractual life of the outstanding options at December 31, 2003, is 7 years. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the stock options. Accordingly, the Company recognizes compensation expense for stock options when the exercise price is less than the related fair value at the date of grant or when the performance criteria is met. The weighted average fair value of the stock options was estimated to be $1.99 per option on the date of grant for stock options granted in 2003 and $1.87 per option on the date of grant for stock options granted in 2002. The Company used the Black-Scholes option-pricing model to value the Stock Options with the following assumptions: dividend yield of zero, expected volatility ranging from 0% to 74%, risk-free interest rates ranging from 4.23% to 6.75%, a zero forfeiture rate and an expected life of 3 to 10 years.

        As of December 31, 2003, 15,210 incentive stock units, issued under the 1999 SLTP, were outstanding. These units vest when there is a change in control of the Company based on the change in control stock price. In the event there is not a change in control, the units vest nine years and six months from the date of grant of June 30, 1999.

        On January 1, 2002, 246,402 restricted stock units ("RSUs") were issued to key employees of the company under the 2002 Stock Incentive Plan. 193,167 of these RSUs were canceled in 2003. The RSUs vest on the second anniversary date of grant provided that the recipients are still employed by the company. During 2003, 2,595,077 RSUs were issued to key employees under the 2003 Stock Incentive Plan. The RSUs vest on the third anniversary date of grant provided that the recipients are still employed by the company. During 2003, 13,798 RSUs were issued to members of the Board. The RSUs vest on the second anniversary date of grant. The aggregate market value of the restricted stock at the date of issuance was approximately $14.0 million and is being recorded as deferred compensation over the appropriate vesting period. Total RSUs outstanding at December 31, 2003 were 3,344,080 of which none were vested.

NOTE 13—OTHER NONCURRENT LIABILITIES

        Other Noncurrent Liabilities included at December 31, consisted of the following:

	2003	2002
	(In millions of dollars)
Accrued Retirement and Post Employment Benefits	$167.7	$85.0
Deferred Revenues	9.8	7.3
Other	19.1	10.3

	$196.6	$102.6

NOTE 14—CONTINGENCIES AND COMMITMENTS

        At December 31, 2003, total commitments of the Company under long-term, non-cancelable contracts were as follows:

	Payment Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(In millions of dollars)
Long-Term Debt	$23.3	$68.4	$95.1	$1,952.7	$2,139.5
Operating Leases	7.6	7.0	3.4	1.5	19.5
Unconditional Purchase Obligations(A)	27.3	22.7	19.5	72.3	141.8

Total Contractual Obligations	$58.2	$98.1	$118.0	$2,026.5	$2,300.8

Note:

(A)
Unconditional Purchase Obligations primarily consist of commitments related to wood processing and handling, natural gas and electricity and firm transportation of natural gas.

        Total rental expense was approximately $11.8 million, $8.0 million, and $10.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

        The Company is subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including those governing discharges to air, soil and water, the management, treatment and disposal of hazardous substances, the investigation and remediation of contamination resulting from releases of hazardous substances, and the health and safety of employees. The Company's environmental liabilities and obligations may result in significant costs, which could negatively impact its financial condition and results of operations. Capital expenditures may be necessary for the combined company to comply with such laws and regulations, including the U.S. Environmental Protection Agency's regulations mandating stringent controls on air and water discharges from pulp and paper mills, or the cluster rules. Any failure to comply with environmental, health and safety laws or any permits and authorizations required thereunder could subject the Company to fines or sanctions. In addition, some of the Company's current and former facilities, and facilities at which it disposed of hazardous substances, are the subject of environmental investigations and remediations resulting from releases of hazardous substances or other constituents. Some current and former facilities have a history of industrial usage for which investigation and remediation obligations could be imposed in the future or for which indemnification claims could be asserted against the Company. The Company cannot predict with certainty future investigation or remediation costs or future costs relating to indemnification claims. Also, potential future closures of facilities may necessitate further investigation and remediation at those facilities.

        The federal Clean Air Act imposes stringent limits on air emissions, establishes a federal permit program (Title V) and provides for enforcement sanctions. Where necessary, the Company's plants have received or submitted an application to the appropriate permitting authority for a Title V permit. The Company upgrades and replaces equipment in order to comply with air quality standards.

        The federal Clean Water Act establishes a system of minimum national effluent standards for each industry, water quality standards for the nation's waterways and a permit program that provides discharge limitations and provides for enforcement sanctions. It also regulates releases and spills of oil and hazardous materials and wastewater and stormwater discharges. Many of the Company's operations discharge to publicly owned treatment works and are subject to pretreatment requirements and limitations.

        The federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") establishes liability for waste generators, current and former site owners and operators and others in connection with releases of hazardous substances. In several instances, the Company has been identified as a Potentially Responsible Party ("PRP") under CERCLA and similar state laws with respect to remediation of sites at which hazardous substances have been released. These actions are not material. The Company is involved in investigation and remediation projects for certain properties that it currently or formerly owned or operated. The Company has also received demands arising out of alleged contamination of various properties currently or formerly operated by it, and at certain waste disposal sites. The Company's costs in many instances cannot be reliably estimated until the remediation process is substantially underway or liability has been addressed.

        The Company could incur significant costs in connection with investigation and remediation activities and other environmental matters. Some current and former facilities have a history of industrial usage for which investigation and remediation obligations could be imposed in the future or for which indemnification claims could be asserted against the Company.

        The presence of soil and groundwater contamination has been investigated at portions of the Company's Portland, Oregon plant. The site is listed on Oregon's inventory of contaminated sites. The Company periodically monitors groundwater conditions at the site. While the Company does not currently have any remediation obligations at the site, such obligations could arise in the future.

        The Kalamazoo, Michigan mill and carton plant have long histories of industrial usage. Portions of the property on which the mill is located have been found to contain some contamination. Remediation obligations could arise in the future at these facilities.

        The Company is a party to a number of lawsuits arising out of the ordinary conduct of its business, the most significant of which are listed below. Although the timing and outcome of these lawsuits cannot be predicted, the Company does not believe that disposition of these lawsuits will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

        On April 2, 2003, two separate lawsuits were filed in the District Court, Jefferson County, Colorado, against Graphic, Graphic's directors and the Company relating to the Merger between

Graphic and the Company pursuant to the merger agreement. The complaints were filed by Robert F. Smith and Harold Lightweis, on behalf of themselves and all others similarly situated. Each of the two complaints alleges breach of fiduciary duties by Graphic's directors to Graphic's public shareholders in connection with the Merger and that the Company aided and abetted the alleged breach.The complaints also allege that the Coors family stockholders negotiated the merger consideration in their own interest and not in the interest of the public stockholders. The complaints seek an injunction against consummation of the Merger, rescission of the Merger if it is consummated, unspecified damages, costs and other relief permitted by law and equity. These two lawsuits have been consolidated. Messrs. Smith and Lightweis filed a motion asking to dismiss their claims as moot and for an award of attorney's fees of $300,000 plus expenses. The Company has objected to the request for fees and expenses. On July 3, 2003, a third lawsuit was filed in District Court of Jefferson County in Colorado, on behalf of a purported class of Graphic's stockholders against Graphic, Graphic's directors and the Company, alleging that Graphic's directors breached their fiduciary duties to the stockholders of Graphic in connection with the negotiation of the Merger and that Graphic and the Company aided and abetted the alleged breach. The complaint alleges that the defendants negotiated the terms of the Merger in their own interest and in the interest of certain other insiders (including the Coors family stockholders), to the detriment of the public stockholders. The complaint, which is encaptioned James A. Bederka, On behalf of Himself and All Other Similarly Situated v. Riverwood Holding, et al., seeks certain equitable relief, including an injunction against the consummation of the Merger, rescission of the Merger if it is consummated, rescission of the sale of August 15, 2000 of the convertible preferred stock which had been issued on August 15, 2000 to the Grover C. Coors Trust (the "Trust"), and injunction against the conversion of the convertible preferred stock in connection with the Merger and costs. Graphic filed motions asking to dismiss the lawsuit or to bifurcate the claim to enjoin the Merger from the claim to rescind issuance or enjoin the conversion of the preferred stock and to either stay the claim relating to the preferred stock or consolidate that claim with the lawsuit filed by Chinyun Kim disclosed below. By order dated October 7, 2003, the court dismissed Graphic from the Bederka lawsuit, leaving Graphic's directors and the Company as defendants. The court also refused to consolidate the Bederka lawsuit with the Chinyun Kim lawsuit (discussed below), but stayed all discovery in the Bederka lawsuit relating to the sale of the preferred stock. The court has allowed the parties to proceed, however, with disclosures and discovery relating to the Merger. The Company believes that these three lawsuits are without merit.

        On February 19, 2002, Chinyun Kim filed a putative class action claim in District Court Jefferson County, Colorado against Graphic and certain of its shareholders and directors alleging breach of fiduciary duty in connection with the issuance on August 15, 2000 of the convertible preferred stock to the Trust. Plaintiff sought damages in the amount of over $43 million or, alternatively, to require transfer to the class of some or all of the Trust's Graphic common stock into which the convertible preferred stock was converted. The court dismissed plaintiff's claims against Graphic for breach of fiduciary duty while allowing the plaintiff to proceed against the named directors and shareholders, including certain other Coors family trusts. The Company provided a defense to this action pursuant to its indemnification obligations. The case was tried in January 2004 and the court ruled in favor of the defendants on all counts.

        On April 14, 2000, Lemelson Medical, Education & Research Foundation sued Graphic and 75 other defendants in the United States District Court for the District of Arizona for unspecified damages for alleged infringement of certain patents relating to "machine vision" and "automatic identification." This is one of a series of cases brought against 430 defendants and has been stayed pending a final determination of a lawsuit for noninfringement brought by equipment manufacturers which utilize the technology. The Company believes, based upon the advice of counsel, that the Lemelson patents are invalid and therefore the litigation against the Company will not have a material adverse effect on its financial position, results of operations or cash flows.

NOTE 15—PENSIONS

U.S. PENSION PLANS

        The Company maintains defined benefit pension plans for its U.S. employees. Benefits are based on years of service and average base compensation levels over a period of years. The Company's funding policies with respect to its U.S. pension plans are to contribute funds to trusts as necessary to at least meet the minimum funding requirements of the U.S. Internal Revenue Code. Plan assets are invested primarily in equities and fixed income securities.

(A) PENSION EXPENSE

        The pension expense related to the U.S. plans consisted of the following:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
	(In millions of dollars)
Components of net periodic pension cost:
Service cost	$9.3	$5.2	$5.1
Interest cost	21.4	16.5	16.1
Expected return on plan assets	(31.2)	(18.8)	(21.0)
Amortizations:
Prior service cost	1.6	1.0	1.0
Actuarial gain	14.6	—	—

Net periodic pension cost	$15.7	$3.9	$1.2

        Certain assumptions used in determining the pension expense were as follows:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Weighted Average Assumptions:
Discount rate	6.50%	7.50%	7.50%
Rate of increase in future compensation levels	4.42%	4.50%	4.50%
Expected long-term rate of return on plan assets	8.41%	8.50%	8.50%

(B) FUNDED STATUS

        The following table sets forth the funded status of the U.S. pension plans as of December 31:

	2003	2002
	(In millions of dollars)
Change in benefit obligation:
Benefit obligation at beginning of year	$262.0	$228.2
Increase due to Merger(a)	167.4	—
Service cost	9.3	5.2
Interest cost	21.4	16.5
Actuarial loss	7.9	25.9
Assumption change	5.9	—
Amendments	11.8	—
Benefits paid	(16.2)	(13.8)

Benefit obligation at end of year	$469.5	$262.0

Change in plan assets:
Fair value of plan assets at beginning of year	$202.8	$227.6
Increase due to Merger(a)	117.1	—
Actual return on plan assets	54.6	(11.0)
Employer contributions	2.6	—
Benefits paid	(16.2)	(13.8)

Fair value of plan assets at end of year	$360.9	$202.8

Plan assets less than projected benefit obligation	$(108.6)	$(59.2)
Unrecognized net actuarial loss	40.6	64.9
Unrecognized prior service cost	11.4	1.2

Net amount recognized	$(56.6)	$6.9

Amounts recognized in the Consolidated Balance Sheets consist of:
Pension intangible asset	$12.7	$2.5
Accrued pension liability	(105.3)	(50.6)
Accumulated Other Comprehensive Income(b)	36.0	55.0

Net amount recognized	$(56.6)	$6.9

Weighted Average Assumptions:
Discount rate	6.25%	6.50%
Rates of increase in future compensation levels	4.22%	4.50%

Note:

(a)
Represents the addition of Graphic's defined benefit pension plans as of the date of the Merger.

(b)
During 2003 and 2002, the Company recorded a (credit) charge to Other Comprehensive Loss of approximately $(19.0) million and $55.0 million in its Consolidated Statements of Comprehensive Loss due to favorable and unfavorable market conditions, respectively.

        The accumulated benefit obligation for all defined benefit plans was $449.0 million and $251.9 million at December 31, 2003 and 2002, respectively.

        For plans with accumulated benefit obligations in excess of plan assets, at December 31, the projected benefit obligation, accumulated benefit obligation and fair value of the plan assets were:

	2003	2002
	(in millions of dollars)
Projected benefit obligation	$463.3	$260.7
Accumulated benefit obligation	447.4	250.6
Fair value of plan assets	360.9	202.8

        The Company's approach to developing its expected return on pension plan assets combines an analysis of historical performance, investment performance by asset class, the Company's investment guidelines and current economic fundamentals. Our pension plan investment guidelines are established based upon an evaluation of market conditions and tolerance for risk.

        The Company's retirement plan asset allocation at December 31, 2003 and 2002, target allocation for 2004 and expected long-term rate of return by asset category are as follows:

	Target Allocation	Percentage of Plan Assets at December 31,
	2004	2003	2002
Asset Category:
Equity Securities	60.0%	64.9%	54.8%
Debt Securities	40.0%	35.1%	45.2%
Other	0.0%	0.0%	0.0%

Total	100.0%	100.0%	100.0%

        Active management of assets is used in asset classes and strategies where there is a potential to add value over a benchmark. Investment risk is measured and monitored on an on-going basis through annual long-term risk return expectations. Investment risk is measured and monitored on an on-going basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.

        At December 31, 2003 and 2002, equity securities did not include any Company stock.

        Due to certain minimum regulatory requirements, the Company may be required to make contributions to its Plans. The contributions are contingent upon final pension funding proposals separately approved by both houses of the U.S. Congress. If these legislative actions are passed in their current form, the Company estimates that the contributions required may be approximately $2.5 million; however, if these legislative actions are not passed, the Company estimates that the contributions required may be approximately $10 million.

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

        The pension expense related to the international plans consisted of the following:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
	(In millions of dollars)
Components of net periodic pension cost:
Service cost	$0.1	$0.1	$0.4
Interest cost	5.3	4.9	5.2
Expected return on plan assets	(4.7)	(4.8)	(5.5)
Amortizations:
Actuarial loss	0.5	—	2.1

Net periodic pension cost	$1.2	$0.2	$2.2

Assumptions:
Discount rate	5.50%	5.50%	5.75%
Rates of increase in future compensation levels	0.00%	6.00%	4.00%
Expected long-term rate of return on plan assets	6.00%	5.75%	6.00%

        Approximately 315 employees participate in a multi-employer pension plan that provides defined benefits to employees under certain union-employer organization agreements. Pension expense for this plan was $5.0 million, $3.9 million and $3.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

(B) FUNDED STATUS

        The following table sets forth the funded status of the international pension plans as of December 31:

	2003	2002
	(In millions of dollars)
Change in benefit obligation:
Benefit obligation at beginning of year	$97.0	$85.4
Service cost	0.1	0.1
Interest cost	5.3	4.9
Actuarial loss	6.7	1.4
Foreign Exchange Translation	11.1	9.3
Benefits paid	(4.3)	(4.1)

Benefit obligation at end of year	$115.9	$97.0

Change in plan assets:
Fair value of plan assets at beginning of year	$82.1	$78.7
Actual return on plan assets	6.3	(0.6)
Foreign Exchange Translation	8.9	8.1
Benefits paid	(4.3)	(4.1)

Fair value of plan assets at end of year	$93.0	$82.1

Plan assets less than projected benefit obligation	$(22.9)	$(14.9)
Unrecognized net actuarial loss	23.1	16.3

Net amount recognized	$0.2	$1.4

Amounts recognized in the Consolidated Balance Sheets consist of:
Accrued pension liability	$(24.0)	$(14.9)
Accumulated Other Comprehensive Income(a)	24.2	16.3

Net amount recognized	$0.2	$1.4

Weighted Average Assumptions:
Discount rate	5.50%	5.50%
Rates of increase in future compensation levels	0.00%	0.00%

Note:

(a)
During 2003 and 2002, the Company recorded a charge to Other Comprehensive Loss of approximately $7.9 million and $16.3 million in its Consolidated Statements of Comprehensive Loss due to unfavorable market conditions.

        As of December 31, 2003 and 2002, accrued retirement contributions for the international pension plans included in Compensation and Employee Benefits on the Consolidated Balance Sheets were $1.6 million and $1.3 million, respectively.

DEFINED CONTRIBUTION PLANS

        The Company provides defined contribution plans for eligible U.S. employees. The Company's contributions to the plans are based upon employee contributions and the Company's annual operating results. Contributions to these plans for the years ended December 31, 2003, 2002 and 2001 were $4.3 million, $2.9 million and $2.5 million, respectively.

        Accrued plan contributions included in Compensation and Employee Benefits on the Consolidated Balance Sheets were $0.9 million and $0.8 million at December 31, 2003 and 2002, respectively.

NOTE 16—OTHER POSTRETIREMENT BENEFITS

        The Company sponsors postretirement health care plans that provide medical and life insurance coverage to eligible salaried and hourly retired U.S. employees and their dependents. No postretirement medical benefits are offered to salaried employees who began employment after December 31, 1993.

        The other postretirement benefits expense consisted of the following:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
	(In millions of dollars)
Service cost	$0.7	$0.4	$0.3
Interest cost	2.5	1.9	1.7
Amortizations:
Prior service cost	(0.2)	(0.2)	(0.2)
Actuarial loss	0.7	0.3	0.1

Net periodic postretirement benefits cost	$3.7	$2.4	$1.9

Weighted Average Assumptions:
Discount rate	6.5%	7.5%	7.5%
Initial health care cost trend rate	9.1%	7.0%	7.5%
Ultimate health care cost trend rate(a)	5.0%	5.0%	5.0%
Ultimate year(a)	2007	2006	2006

Note:

(a)
The salaried plan's cost was capped beginning in 1999.

        The accrued postretirement benefit obligation at December 31 was as follows:

	2003	2002
	(In millions of dollars)
Change in benefit obligation:
Benefit obligation at beginning of year	$28.6	$22.9
Increase due to Merger(a)	21.4	—
Service cost	0.7	0.4
Interest cost	2.5	1.9
Actuarial loss	3.7	3.8
Assumptions	1.1	2.5
Amendments	0.1	—
Benefits paid	(3.1)	(2.9)

Benefit obligation at end of year	$55.0	$28.6

Fair value of plan assets at end of year	—	—

Accumulated postretirement benefit obligation in excess of plan assets	$(55.0)	$(28.6)
Unrecognized net actuarial loss	12.3	8.6
Unrecognized prior service credit	(1.2)	(1.5)

Total accrued postretirement benefit obligation	$(43.9)	$(21.5)

Weighted Average Assumptions:
Discount rate	6.00%	6.50%
Initial health care cost trend rate	9.25%	9.00%
Ultimate health care cost trend rate(b)	5.00%	5.00%
Ultimate year(b)	2012	2007
	1 Percentage Point Increase	1 Percentage Point Decrease
Health care trend rate sensitivity:
Effect on total of interest and service cost components	$0.3	$(0.2)
Effect on year-end postretirement benefit obligation	$2.9	$(2.6)

Note:

(a)
Represents the addition of Graphic's defined benefit pension plans as of the date of Merger.

(b)
The salaried plan assumes no future increases in employer subsidies.

        The Company estimates its postretirement benefit payments to be approximately $4.0 million in 2004.

        In December 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act"). The Act expands Medicare primarily by adding a prescription drug benefit for Medicare-eligible individuals beginning in 2006. Pursuant to guidance provided in FASB Staff Position SFAS No. 106-1 ("Accounting for Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003"), the Company has chosen to defer recognition of the Act, and, accordingly, postretirement benefit obligations and net periodic postretirement benefit cost do not reflect any potential impact of the legislation. The authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information.

NOTE 17—FOREIGN CURRENCY MOVEMENT EFFECT

        Net international currency transaction (losses) gains included in determining Income from Operations for the years ended December 31, 2003, 2002 and 2001 were $(1.3) million, $1.8 million and $(1.4) million, respectively.

NOTE 18—INCOME TAXES

        The U.S. and international components of Loss before Income Taxes and Equity in Net Earnings of Affiliates consisted of the following:

	Year Ended Dec. 31, 2003	Year Ended Dec. 31, 2002	Year Ended Dec. 31, 2001
	(In millions of dollars)
U.S.	$(93.2)	$(33.4)	$(73.9)
International	10.5	16.5	14.5

Loss before Income Taxes and Equity in Net Earnings of Affiliates	$(82.7)	$(16.9)	$(59.4)

        The provisions for Income Tax (Expense) Benefit on Loss before Income Taxes and Equity in Net Earnings of Affiliates consisted of the following:

	Year Ended Dec. 31, 2003	Year Ended Dec. 31, 2002	Year Ended Dec. 31, 2001
	(In millions of dollars)
Current:
U.S. Federal	$—	$0.7	$—
U.S. State and Local	—	0.8	(1.6)
International	(1.5)	3.2	(5.0)

Total Current	$(1.5)	$4.7	$(6.6)

Income Tax (Expense) Benefit	$(1.5)	$4.7	$(6.6)

        A reconciliation of Income Tax (Expense) Benefit on Loss before Cumulative Effect of a Change in Accounting Principle including Equity in Net Earnings of Affiliates at the federal statutory rate of 35% compared with the Company's actual Income Tax (Expense) Benefit is as follows:

	Year Ended Dec. 31, 2003	Year Ended Dec. 31, 2002	Year Ended Dec. 31, 2001
	(In millions of dollars)
Benefit Income tax at U.S. statutory rate	$28.9	$1.9	$17.7
U.S. federal taxes benefit—AMT	—	0.7	—
U.S. state and local tax (expense) benefit	3.3	0.8	(1.6)
Limitation on use of net operating losses	(38.4)	(9.6)	(23.2)
International tax rate differences	0.4	2.0	1.1
Valuation Allowance Adjustment	3.9	9.3	—
Foreign witholding tax	(0.4)	(0.4)	(0.6)
Other	0.8	—	—

Income Tax (Expense) Benefit	$(1.5)	$4.7	$(6.6)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, were as follows:

	2003	2002
	(In millions of dollars)
Property, plant and equipment	$(419.0)	$(308.9)
Other	—	—

Deferred tax liabilities	$(419.0)	$(308.9)

Net operating loss carryforwards	$576.6	$522.6
Other(A)	180.3	4.2

Deferred tax assets	756.9	526.8

Valuation allowance	(339.0)	(220.1)

Net deferred tax liability	$(1.1)	$(2.2)

Note:

(A)
Consists principally of amortization on intangible assets.

        The Company's deferred tax assets and deferred tax liabilities recorded in the Company's Consolidated Balance Sheet as of December 31, consisted of the following:

	2003	2002
	(In millions of dollars)
Jurisdictions with ST deferred tax assets	$—	$0.2
Jurisdictions with LT deferred tax assets	12.3	11.1
Jurisdictions with deferred tax liabilities	(13.4)	(13.5)

	$(1.1)	$(2.2)

        The Company has reviewed the net deferred tax assets as of both December 31, 2003 and 2002, respectively, and determined that it is more likely than not that some or all of the net deferred tax assets will not be realized. The need for a valuation allowance is made on a country-by-country basis and the amount of the valuation allowance has increased as of December 31, 2003, over 2002 primarily due to operating activities in various countries in 2003. As of December 31, 2003 the Company has concluded that due to years of sustained profitability and forecasted future profitability, realization is more likely than not on the deferred tax assets related to certain of the Company's international operations and as a result, the valuation allowance of $3.9 million for these international operations was released in 2003. The net result of the release of the valuation allowances against the increase in the valuation allowance resulting from 2003 operations and the addition of deferred tax assets and liabilities from Graphic is a net increase in the valuation allowance of approximately $118.9 million. The valuation allowance of $339.0 million and $220.1 million at December 31, 2003 and 2002, respectively, is maintained on the remaining net deferred tax assets for which the Company has not determined that realization is more likely than not.

        The U.S. federal net operating loss carryforward amount totals $1,360.5 million, and expires in 2011, 2012, 2018, 2019, 2021, 2022 and 2023 in the amounts of $91.1 million, $421.5 million,

$295.0 million, $196.8 million, $144.2 million, $72.1 million and $139.8 million, respectively. International net operating loss carryforward amounts total $58.9 million of which $1.9 million expire through 2010 and $57.0 million have no expiration date.

        Undistributed earnings intended to be reinvested indefinitely by the international subsidiaries totaled approximately $101.4 million at December 31, 2003. No U.S. deferred income tax has been recorded on these undistributed earnings. Deferred taxes have been provided for the Company's foreign corporate joint venture.

NOTE 19—LOSS ON EARLY EXTINGUISHMENT OF DEBT

        In connection with the Merger, the Company entered into the Related Financing Transactions. In 2003, the Company recorded a non-cash charge to earnings of approximately $16.7 million, related to the write-off of remaining debt issuance costs on its prior senior secured credit facilities and the Prior RIC Notes and also recorded a charge of approximately $28.6 million, related to the call premium paid upon redemption of the Prior RIC Notes.

        On April 23, 2002, the Company borrowed $250 million pursuant to an amendment to its prior senior secured credit agreement. The proceeds were applied to redeem in full $250 million aggregate principal amount of 10 1/4% senior notes due 2006 ("the 1996 Senior Notes"). In addition, the Company borrowed $12 million under its prior revolving credit facility to pay fees, costs and expenses related to the refinancing transaction. In the second quarter of 2002, the Company recorded a non-cash charge to earnings of approximately $3.0 million related to the write-off of the remaining deferred debt issuance costs on the 1996 Senior Notes and a charge of approximately $8.6 million, related to the call premium paid upon redemption of the 1996 Senior Notes.

        On August 10, 2001, the Company entered into its prior senior secured credit agreement. The proceeds of the initial borrowings under the facilities of approximately $386 million, including $51 million in revolving credit borrowings, were applied to repay in full the outstanding borrowings under a prior term loan facility and a prior revolving facility and to pay approximately $12 million of the $14 million of fees and expenses incurred in connection with the amendment and restatement of a prior credit agreement. During the third quarter of 2001, the Company recorded a non-cash charge to earnings of approximately $6.0 million related to the write-off of the applicable remaining deferred debt issuance costs on a prior term loan facility and a prior revolving facility.

        On June 21, 2001, the Company completed an offering of $250 million principal amount of 10 5/8% senior notes due 2007. The net proceeds of this offering were applied to prepay a portion of a term loan facility resulting in a non-cash charge to earnings of approximately $2.8 million related to the write-off of the applicable portion of deferred debt issuance costs on the prior term loans.

NOTE 20—FINANCIAL INSTRUMENTS, DERIVATIVES AND HEDGING ACTIVITIES

        The Company is exposed to fluctuations in interest rates on its variable debt, fluctuations in foreign currency transaction cash flows and variability in cash flows attributable to certain commodity purchases. The Company actively monitors these fluctuations and periodically uses derivatives and other financial instruments to hedge exposures to interest, commodity and currency risks. The Company's use of derivative instruments may result in short-term gains or losses and may increase volatility in its earnings. In addition, these instruments involve, to varying degrees, elements of market and credit risk in excess of the amounts recognized in the Consolidated Balance Sheets. The Company does not trade or use derivative instruments with the objective of earning financial gains on interest or currency rates, nor does it use leveraged instruments or instruments where there are no underlying exposures identified.

        On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities ("SFAS No. 133"), which requires all derivative instruments to be measured at fair value and recognized on the balance sheet as either assets or liabilities. In addition, all derivative instruments used in hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. Upon adoption of SFAS No. 133, the Company recognized a one-time after-tax transition adjustment to decrease earnings by approximately $0.5 million and decrease other comprehensive income by approximately $1.1 million. These amounts have been presented as a cumulative effect of a change in accounting principle in the accompanying Consolidated Statement of Operations for the year ended December 31, 2001.

Interest Rate Risk

        The Company uses interest rate swaps to manage interest rate risks on future income caused by interest rate changes on its variable rate Term Loan facility. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense related to the debt. At December 31, 2003 the Company had interest rate swap agreements with a notional amount of $910 million, which expire on various dates through the years 2004 to 2007 under which the Company will pay fixes rates of 1.89% to 3.27% and receive three-month LIBOR.

        During the third quarter of 2003, the Company de-designated its interest rate swap agreements due to the early payment of the underlying debt as a result of the Merger. As a result, the Company recognized a mark-to-market loss of approximately $3.6 million in the accompanying Consolidated Statement of Operations in Interest Expense for the year ended December 31, 2003. The Company subsequently re-designated these interest rate swap agreements to hedge its new debt issuance.

        During the year ended December 31, 2003, there was approximately $1.0 million determined to be the ineffective portion related to changes in the fair value of the interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

        To manage risks associated with future variability in cash flows and price risk attributable to certain commodity purchases, the Company entered into fixed price natural gas contracts designed to effectively hedge prices for a portion of its natural gas requirements at its U.S. mills through August 2004. These contracts are not accounted for as derivative instruments under SFAS No. 133, as they qualify for the normal purchase exemption.

Foreign Currency Risk

        The Company enters into option and forward exchange contracts to manage risks associated with future variability in cash flows resulting from anticipated foreign currency transactions adversely affected by changes in exchange rates. Gains/losses, if any, related to these contracts are recognized in income when the anticipated transaction affects income. The premium on an option contract is reflected in Other Expense (Income), Net in the period in which the contract expires. At December 31, 2003 no option contracts existed. At December 31, 2002 option contracts with notional amounts of approximately $120.1 million were in effect.

        During the year ended December 31, 2003, the Company entered into forward exchange contracts to manage risks associated with future variability in cash flows resulting from anticipated foreign currency transactions affected by changes in exchange rates. At December 31, 2003, various forward exchange contracts existed that expire on various dates through the year 2004. When measured in U.S. dollars at year end exchange rates, the notional amount of the purchased forward exchange contracts totaled approximately $141.7 million. Gains/losses, if any, related to these contracts are recognized in income when the anticipated transaction affects income.

        No amounts were reclassified to earnings during 2003 in connection with forecasted transactions that were no longer considered probable of occurring and there was no material ineffective portion related to changes in the fair value of foreign currency forward and option contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Derivatives not Designated as Hedges

        The Company enters into forward exchange contracts to effectively hedge substantially all accounts receivable and certain accounts payable resulting from transactions denominated in foreign currencies in order to manage risks associated with foreign currency transactions adversely affected by changes in exchange rates. At December 31, 2003 and 2002, the Company had various foreign currency forward exchange contracts, with maturities ranging up to six months. When aggregated and measured in U.S. dollars at year-end exchange rates, the net notional amount of these forward currency exchange contracts totaled approximately $29.3 million and $20.6 million at December 31, 2003 and 2002, respectively. Generally, unrealized gains and losses resulting from these contracts are recognized in operations and approximately offset corresponding unrealized gains and losses recognized on the hedged accounts receivable or payable. These contracts are presently being and will continue to be marked to market through the income statement.

Accumulated Derivative Instruments Loss

        The balance of $12.7 million recorded in Accumulated Derivative Instruments Loss at December 31, 2003 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings over the next twelve months may vary from this amount as a result of changes in market conditions.

        The following is a reconciliation of current period changes in the fair value of the interest rate swap agreements and foreign currency forward and option contracts which have been recorded as Accumulated Derivative Instruments Loss in the accompanying Consolidated Balance Sheets at

December 31, 2003 and December 31, 2002 and as Derivative Instruments Loss in the accompanying Consolidated Statement of Comprehensive Loss for the year ended December 31, 2003.

(In millions of dollars)
SFAS No. 133 transition adjustment	$(1.1)
Reclassification to earnings	3.9
Current period decrease in fair value	(7.4)

Balance at December 31, 2001	(4.6)
Reclassification to earnings	6.0
Current period decrease in fair value	(7.5)

Balance at December 31, 2002	(6.1)
Reclassification to earnings	(5.0)
Current period decrease in fair value	(1.6)

Balance at December 31, 2003	$(12.7)

Fair Value of Financial Instruments

        The following methods and assumptions were used to estimate the fair value of each category of financial instrument for which it is practicable to estimate that value:

  •
  Non-trade Receivables and Short-Term Borrowings
  The carrying amount of these instruments approximates fair value due to their short-term nature.

  •
  Long-Term Debt
  The fair value of long-term debt is based on quoted market prices.

  •
  Forward Exchange and Option Contracts
  The fair value of forward exchange and option contracts is based on quoted market prices.

  •
  Interest Rate Swap Agreements
  The fair value of interest rate swap agreements is based on quoted market prices by counter parties.

        The carrying amounts and estimated fair value of the Company's financial instruments as of December 31, 2003 were as follows:

	2003		2002
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In millions of dollars)
Non-trade receivables	$9.7	$9.7	$11.8	$11.8
Short-term borrowings	$15.1	$15.1	$20.3	$20.3
Long-term debt	$2,139.5	$2,238.2	$1,502.1	$1,520.9
Currency forward exchange contracts	$(6.9)	$(6.9)	$(0.4)	$(0.4)
Currency option contracts	$—	$—	$0.5	$0.5
Interest rate swap contracts	$(8.2)	$(8.2)	$(5.1)	$(5.1)

NOTE 21—SUPPLEMENTAL CASH FLOW INFORMATION

        Cash paid for interest and cash paid, net of refunds, for income and franchise taxes was as follows:

	Year Ended Dec. 31, 2003	Year Ended Dec. 31, 2002	Year Ended Dec. 31, 2001
	(In millions of dollars)
Interest	$156.2	$147.7	$145.8

Income and Franchise Taxes	$3.9	$4.9	$32.5

NOTE 22—BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

        The Company reports its results in two business segments: paperboard packaging and containerboard/other. These segments are evaluated by the chief operating decision maker based primarily on income from operations. The Company's reportable segments are based upon strategic business units that offer different products. The paperboard packaging business segment includes the production and sale of paperboard for its beverage multiple packaging and consumer products packaging businesses from its West Monroe, Louisiana, Macon, Georgia, Kalamazoo, Michigan and Norrköping, Sweden mills; carton converting facilities in the United States, Europe and Brazil; and the design, manufacture and installation of packaging machinery related to the assembly of cartons. The containerboard/other business segment primarily includes the production and sale of linerboard, corrugating medium and kraft paper from paperboard mills in the United States.

        The Company's customers are not concentrated in any specific geographic region, but are concentrated in certain industries. Customers of the Paperboard Packaging business segment include the beverage and consumer products packaging industries. Customers of the Containerboard/Other business segment include integrated and non-integrated containerboard converters. During 2003, the Company had one customer who accounted for approximately 11% of the Company's net sales. During 2002, the Company had one customer who accounted for approximately 16% of the Company's net sales and another customer who accounted for approximately 12% of the Company's net sales. During 2001, the Company had one customer who accounted for approximately 13% of the Company's net sales and another customer who accounted for approximately 11% of the Company's net sales. There were no significant accounts receivable from a single customer at December 31, 2003 or 2002. The Company reviews a customer's credit history before extending credit of which the payment terms are generally 30 days domestically, but vary internationally according to local business practices. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

        Business segment information is as follows:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
	(In millions of dollars)
NET SALES:
Paperboard Packaging	$1,600.6	$1,165.7	$1,107.9
Containerboard/Other	82.7	81.6	93.7

	$1,683.3	$1,247.3	$1,201.6

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$169.8	$186.1	$148.0
Containerboard/Other	(27.3)	(24.0)	(15.2)
Corporate(A)	(36.4)	(21.5)	(25.5)

	$106.1	$140.6	$107.3

CAPITAL EXPENDITURES:
Paperboard Packaging	$123.5	$50.7	$51.5
Containerboard/Other	2.3	2.8	2.6
Corporate	10.8	2.5	3.2

	$136.6	$56.0	$57.3

DEPRECIATION AND AMORTIZATION:
Paperboard Packaging	$124.6	$112.1	$115.7
Containerboard/Other	13.5	12.7	13.8
Corporate	22.3	9.0	7.6

	$160.4	$133.8	$137.1

	2003	2002
	(In millions of dollars)
IDENTIFIABLE ASSETS AT DECEMBER 31:
Paperboard Packaging(B)	$2,933.5	$1,720.1
Containerboard/Other(B)	152.3	156.9
Corporate(C)	114.5	80.7

	$3,200.3	$1,957.7

        Business geographic area information is as follows:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
	(In millions of dollars)
NET SALES:
United States	$1,350.2	$1,011.2	$986.5
Central/South America	16.6	13.4	17.4
Europe	340.9	230.8	203.4
Asia Pacific	118.8	92.8	93.5
Eliminations(D)	(143.2)	(100.9)	(99.2)

	$1,683.3	$1,247.3	$1,201.6

INCOME (LOSS) FROM OPERATIONS:
United States	$73.4	$118.1	$82.3
Central/South America	(3.4)	(5.2)	(4.0)
Europe	25.2	19.9	12.5
Asia Pacific	14.9	10.8	13.1
Eliminations(D)	(4.0)	(3.0)	3.4

	$106.1	$140.6	$107.3

	2003	2002
	(In millions of dollars)
IDENTIFIABLE ASSETS AT DECEMBER 31:
United States	$2,835.2	$1,629.4
Central/South America	17.7	22.5
Europe	183.3	180.9
Asia Pacific	49.4	44.0
Corporate(C)	114.5	80.7
Eliminations(D)	0.2	0.2

	$3,200.3	$1,957.7

Notes:

(A)
Primarily consists of unallocated general corporate expenses.

(B)
Certain mill assets are allocated based on production.

(C)
Corporate assets are principally cash and equivalents, prepaid pension costs and other prepayments, deferred loan costs, deferred tax assets and a portion of property, plant and equipment.

(D)
Represents primarily the elimination of intergeographic sales and profits from transactions between the Company's U.S., Europe, Asia Pacific and Central/South America operations.

NOTE 23—RELATED PARTY TRANSACTIONS

        On November 18, 1999, the Company loaned $5.0 million to a principal employee in a non-interest bearing note due March 26, 2002. On December 19, 2001, the Company extended the maturity of the loan through March 26, 2007. At December 31, 2003 and 2002, this receivable was included in Other Assets on the Consolidated Balance Sheets.

        The Company received certain management services provided by Clayton, Dubilier and Rice, Inc. ("CD&R"), an affiliate of an equity investor in the Company. Charges for such services, including reimbursement of expenses, totaled approximately $0.4 million, $0.5 million and $0.5 million for the years ended December 31, 2003, 2002 and 2001, respectively, and were included in Selling, General and Administrative in the Consolidated Statements of Operations. In connection with the Merger, the Company paid a transaction fee of $10 million to CD&R for assistance in connection with negotiation of all aspects of the Merger, including the contribution analysis, financial and business due diligence, structure of the proposed refinancing and arranging for proposals by and handling negotiations with financing sources to provide funds for the refinancing.

        Coors Brewing Company, a subsidiary of Adolph Coors Company, accounted for approximately $39 million of the Company's Net Sales since the date of the Merger through December 31, 2003. The Company continues to sell packaging products to Coors Brewing Company. The loss of Coors Brewing Company as a customer in the foreseeable future could have a material effect on the Company's results of operations. The supply agreement, effective April 1, 2003, with Coors Brewing Company will not expire until December 31, 2006. Total sales under the supply agreement in 2002 were approximately $111 million, accounting for approximately 10% of Graphic's 2002 Net Sales.

NOTE 24—RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which was effective January 1, 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 effective January 1, 2003 and the adoption did not have a significant impact on its financial position and results of operations.

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

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No.146"), which was effective December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and concludes that an entity's commitment to an exit plan does not by itself create a present obligation that meets the definition of a liability. This Statement also establishes that fair value is the objective of initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted SFAS No. 146 effective January 1, 2003 and the adoption did not have a significant impact on its financial position and results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, Amendment of SFAS No. 123" ("SFAS No. 148"). This Statement provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Furthermore, SFAS No. 148 mandates new disclosures in both interim and year-end financial statements within the Company's Significant Accounting Policies footnote. The Company has elected not to adopt the recognition provisions of SFAS No. 123, as amended by SFAS No. 148 (See Note 3).

        In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," ("SFAS No. 149"). This statement will be applied prospectively and is effective for contracts entered into or modified after June 30, 2003. The statement is applicable to existing contracts and new contracts entered into after June 30, 2003. The Company adopted SFAS No. 149 and the adoption did not have a significant impact on its financial position and results of operations.

        In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity," ("SFAS No. 150"). This statement establishes standards for classification of certain financial instruments that have characteristics of both liabilities and equity in the statement of financial position. This Statement is effective for all contracts created or modified after the date the Statement was issued and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 effective July 1, 2003 and the adoption did not have an impact on its financial position and results of operations.

        In December 2003, the FASB issued SFAS No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88 and 106" ("SFAS No. 132"). This statement revises the disclosures required for pension plans and other postretirement benefit plans. The Company adopted this revised statement effective December 31, 2003 (See Note 15—Pensions).

        The Emerging Issues Task Force ("EITF") issued EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF No.00-21"), which is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The Company adopted EITF No. 00-21 effective July 1, 2003 and the adoption did not have a significant impact on its financial position and results of operations.

        Financial Accounting Standards Board Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"), was issued in January 2003. FIN No. 46 defines a variable interest entity as a legal entity in which, among other things, the equity investments at risk are not sufficient to finance the operating and closing activities of the entity without additional subordinated financial support from the entity's investors. The Company is not a partner to any material variable interest entity.

NOTE 25—RESTATEMENT AND CHANGE IN ACCOUNTING

        During the fourth quarter of 2002, the Company changed its method of determining the cost of inventories from the LIFO method to the FIFO method. Prior to 2002, the majority of the Company's operations used the LIFO method of valuing inventory. The Company has concluded that the FIFO method will result in a better measurement of current inventory costs with revenues because the Company's operations have realized and expect to continue to realize cost reductions in its manufacturing operations. The Company applied this change by retroactively restating its financial statements as required by Accounting Principles Board Opinion No. 20, "Accounting Changes," which resulted in an increase to the accumulated deficit as of January 1, 2001 of approximately $22.4 million.

	2001 As Previously Reported	LIFO Adjustments	As Restated
	(In millions of dollars)
December 31:
Inventories	$180.9	$(19.5)	$161.4
Total Shareholders' Equity	216.2	(19.5)	196.7
Cost of Sales	966.2	(12.3)	953.9
Income from Operations	95.0	12.3	107.3
Net Loss	(77.9)	12.3	(65.6)

NOTE 26—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        Results of operations for the four quarters of 2003 and 2002 are shown below.

(Quarter)	Net Sales	Gross Profit	Income From Operations	Net (Loss) Income	Net (Loss) Income per Basic Share	Net (Loss) Income per Diluted Share
	(In millions of dollars, except per share amounts)
2003
First	$298.0	$58.1	$24.9	$(9.8)	$(0.09)	$(0.09)
Second	338.6	62.3	29.2	(6.4)	(0.06)	(0.06)
Third(A)	478.1	81.4	33.1	(52.7)	(0.32)	(0.32)
Fourth	568.6	83.0	18.9	(14.0)	(0.07)	(0.07)

Year	$1,683.3	$284.8	$106.1	$(82.9)	$(0.56)	$(0.56)

2002
First	$291.2	$57.3	$30.9	$(7.7)	$(0.07)	$(0.07)
Second(B)	334.4	74.6	40.2	(9.7)	(0.08)	(0.08)
Third	326.1	72.3	41.1	4.7	0.04	0.04
Fourth	295.6	58.3	28.4	1.5	0.01	0.01

Year	$1,247.3	$262.5	$140.6	$(11.2)	$(0.10)	$(0.10)

Notes:

(A)
During the third quarter of 2003 and in connection with the Merger, the Company recorded a non-cash charge to earnings of approximately $16.7 million related to the write-off of remaining debt issuance costs and a charge of approximately $28.6 million related to the call premium paid (see Note 19 in Notes to Consolidated Financial Statements).

(B)
During the second quarter of 2002, the Company recorded a charge to earnings of approximately $3.0 million related to the write-off deferred debt issuance costs and a charge of approximately $8.6 million related to the call premium paid (see Note 19 in Notes to Consolidated Financial Statements).

Report of Independent Auditors

To the Stockholders and Directors of Graphic Packaging Corporation:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of Graphic Packaging Corporation and subsidiaries at December 31, 2003 and 2002, and the results of their operations, comprehensive loss, cash flows, and shareholders' equity for the two years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein as of and for the years ended December 31, 2003 and 2002, when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Notes 3 and 25 to the financial statements, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" and changed its method of accounting for the cost of inventories, respectively, in 2002. As discussed in Note 24 to the financial statements, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002" effective January 1, 2003.

        We also audited the adjustments in Note 25 that were applied to restate the 2001 consolidated financial statements to give retroactive effect to the change in the method of accounting for the cost of inventories from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method. In our opinion, such adjustments are appropriate and have been properly applied.

/S/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Atlanta, Georgia
March 15, 2004

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors of Graphic Packaging Corporation:

        We have audited the consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows of Graphic Packaging Corporation and subsidiaries (the "Company") (formerly Riverwood Holding, Inc.) for the year ended December 31, 2001 (none of which are presented herein). Our audit also included the financial statement schedule listed in the Index at Item 15 as it relates to information as of December 31, 2001 and for the year then ended. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and the cash flows of Graphic Packaging Corporation and subsidiaries for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule as it relates to information as of December 31, 2001 and for the year then ended, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 20 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities.

        As discussed in a note to the 2001 consolidated financial statements, the 2001 consolidated financial statements have previously been restated.

/S/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Atlanta, Georgia
February 15, 2002
 (April 10, 2003 as to the effect of the restatement referred to in the fifth paragraph above)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On June 9, 2002, the Company dismissed Deloitte & Touche LLP as the Company's auditors, and appointed PricewaterhouseCoopers LLP to serve as the Company's independent auditors. On June 11, 2002, the Company filed a Form 8-K disclosing the information required by Item 304 of Regulation S-K with respect to the foregoing.

ITEM 9A. CONTROLS AND PROCEDURES

        The Company's management has carried out an evaluation, with the participation of its chief executive officer and chief financial officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon management's evaluation, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There was no change in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Pursuant to Instruction G(3) to Form 10-K, the information relating to Directors of the Registrant required by Item 10 is incorporated by reference from the Registrant's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant's fiscal year ended December 31, 2003.

        For information pertaining to Executive Officers of the Registrant, as permitted by instruction 3 of Paragraph (b) of Item 401 of Regulation S-K, refer to the "Executive Officers of the Registrant" section of Part I of this document.

        Pursuant to Instruction G(3) to Form 10-K, the information relating to compliance with Section 16(a) required by Item 10 is incorporated by reference from the Registrant's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant's fiscal year ended December 31, 2003.

ITEM 11. EXECUTIVE COMPENSATION

        Pursuant to Instruction G(3) to Form 10-K, the information required by Item 11 is incorporated by reference from the Registrant's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant's fiscal year ended December 31, 2003.

        The Company's directors have entered into indemnification agreements with the Company, a form of which is filed as an exhibit to this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Pursuant to Instruction G(3) to Form 10-K, the information required by Item 12 is incorporated by reference from the Registrant's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant's fiscal year ended December 31, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Pursuant to Instruction G(3) to Form 10-K, the information required by Item 13 is incorporated by reference from the Registrant's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant's fiscal year ended December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Pursuant to Instruction G(3) to Form 10-K, the information required by Item 14 is incorporated by reference from the Registrant's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant's fiscal year ended December 31, 2003.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.
Financial statements, financial statement schedule and exhibits filed as part of this report:

1.
Consolidated Balance Sheets as of December 31, 2003 and 2002

    Consolidated Statements of Operations for each of the three years in the period ended December 31, 2003

    Consolidated Statements of Comprehensive Loss for each of the three years in the period ended December 31, 2003

    Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003

    Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2003

    Notes to Consolidated Financial Statements

    Report of Independent Auditors

    Independent Auditors' Report

  2.
  Schedule II—Valuation and Qualifying Accounts.

    All other schedules are omitted as the information required is either included elsewhere in the consolidated financial statements herein or is not applicable.

b.
Reports on Form 8-K.

  Reports on Form 8-K filed with the SEC on:

    October 22, 2003 relating to the merger between Riverwood Holding and the corporation formerly known as Graphic Packaging International Corporation (amending the current report on Form 8-K filed on August 18, 2003).

    December 12, 2003 providing notice to the Registrant's officers and directors with respect to a blackout period under the Graphic Savings and Investment Plan.

  Reports on Form 8-K furnished to the SEC on:

    November 12, 2003 reporting the Registrant's third quarter 2003 results.

c.
Exhibit Index to Annual Report on Form 10-K for Year Ended December 31, 2003.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of March 25, 2003, among Registrant, Riverwood Acquisition Sub LLC and Graphic Packaging International Corporation. Filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K filed on March 27, 2003 (Commission File No. 001-11113), and incorporated herein by reference.
2.2
Amendment No. 1 to Agreement and Plan of Merger, dated as of July 11, 2003, among Registrant, Riverwood Acquisition Sub LLC and Graphic Packaging International Corporation. Filed as Exhibit 2.2 to Registrant's Amendment No. 3 to Registration Statement on Form S-4 filed on July 17, 2003 (Registration No. 333-104928), and incorporated herein by reference.
3.1
Restated Certificate of Incorporation of Graphic Packaging Corporation. Filed as Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
3.2
Amended and Restated Bylaws of Graphic Packaging Corporation. Filed as Exhibit 3.2 to Registrant's Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
3.3
Graphic Packaging Corporation Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock. Filed as Exhibit 3.3 to Registrant's Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
4.1
Form of Certificate for the Common Stock, par value $0.01 per share. Filed as Exhibit 4.1 to Registrant's Amendment No. 2 to Registration Statement on Form S-4 filed on June 13, 2003 (Registration No. 333-104928), and incorporated herein by reference.
4.2
Rights Agreement, dated August 7, 2003, between Registrant and Wells Fargo Bank Minnesota, N.A. Filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
4.3
Credit Agreement, dated as of August 8, 2003, among Graphic Packaging International, Inc., the several lenders from time to time parties thereto, JPMorgan Chase Bank, as administrative agent, Deutsche Bank Securities Inc., as syndication agent, and Goldman Sachs Credit Partners L.P. and Morgan Stanley Senior Funding, Inc., as documentation agents. Filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
4.4
Guarantee and Collateral Agreement, dated as of August 8, 2003, made by Registrant, Riverwood Acquisition Sub LLC, GPI Holding, Inc., Graphic Packaging International, Inc., and certain of its subsidiaries in favor of JPMorgan Chase Bank as administrative agent. Filed as Exhibit 4.3 to Registrant's Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
4.5
Indenture, dated August 8, 2003, among Graphic Packaging International, Inc., as issuer, Registrant and GPI Holding, Inc., as Note Guarantors, and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 8.50% Senior Notes due 2011 of Graphic Packaging International, Inc. Filed as Exhibit 4.4 to Registrant's Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.

4.6
Indenture, dated August 8, 2003, among Graphic Packaging International, Inc., as issuer, Registrant and GPI Holding, Inc., as Note Guarantors, and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 9.50% Senior Subordinated Notes due 2013 of Graphic Packaging International, Inc. Filed as Exhibit 4.5 to Registrant's Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
4.7
Form of 8.50% Senior Notes due 2011 of Graphic Packaging International, Inc. (included in Exhibit 4.5). Filed as Exhibit 4.7 to Registrant's Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
4.8
Form of 9.50% Senior Subordinated Notes due 2013 of Graphic Packaging International, Inc. (included in Exhibit 4.6). Filed as Exhibit 4.8 to Registrant's Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10.1
Amended and Restated Registration Rights Agreement, dated as of March 25, 2003, among Registrant, the Family Stockholders named therein, Clayton Dubilier & Rice Fund V Limited Partnership, EXOR Group S.A., and the Other Riverwood Stockholders named therein. Filed as Exhibit 10.1 to Registrant's Registration Statement on Form S-4 filed on May 2, 2003 (Registration No. 333-104928), and incorporated herein by reference.
10.2
Stockholders Agreement, dated as of March 25, 2003, by and among Registrant, the Family Stockholders named therein, Clayton Dubilier & Rice Fund V Limited Partnership and EXOR Group S.A. Filed as Exhibit 10.2 to Registrant's Registration Statement on Form S-4 filed on May 2, 2003 (Registration No. 333-104928), and incorporated herein by reference.
10.3
Amendment No. 1 to Stockholders Agreement, dated as of April 29, 2003, by and among Registrant, the Family Stockholders named therein, Clayton Dubilier & Rice Fund V Limited Partnership and EXOR Group S.A. Filed as Exhibit 10.3 to Registrant's Registration Statement on Form S-4 filed on May 2, 2003 (Registration No. 333- 104928), and incorporated herein by reference.
10.4
Amendment No. 2 to Stockholders Agreement, dated as of June 12, 2003, by and among Registrant, the Family Stockholders named therein, Clayton Dubilier & Rice Fund V Limited Partnership and EXOR Group S.A. Filed as Exhibit 10.4 to Registrant's Amendment No. 1 to Registration Statement on Form S-4 filed on June 13, 2003 (Registration No. 333-104928), and incorporated herein by reference.
10.5
Transfer Restrictions and Observation Rights Agreement, dated as of March 25, 2003, among Registrant and the Other Riverwood Stockholders named therein. Filed as Exhibit 10.4 to Registrant's Registration Statement on Form S-4 filed on May 2, 2003 (Registration No. 333-104928), and incorporated herein by reference.
10.6
Third Amended and Restated Graphic Packaging International Corporation Executive Employment Agreement, dated as of March 25, 2003, among Graphic Packaging International Corporation the Affiliated Companies named therein, and Jeffrey H. Coors. Filed as Exhibit 10.24 to Registrant's Registration Statement on Form S-4 filed on May 2, 2003 (Registration No. 333-104928), and incorporated herein by reference.

10.7
Third Amended and Restated Graphic Packaging International Corporation Executive Employment Agreement, dated as of March 25, 2003, among Graphic Packaging International Corporation, the Affiliated Companies named therein, and David W. Scheible. Filed as Exhibit 10.25 to Riverwood Holding Inc.'s Registration Statement on Form S-4 filed on May 2, 2003 (Registration No. 333-104928), and incorporated herein by reference.
10.8
First Amended and Restated Employment Agreement, dated as of August 8, 2003, among Riverwood International Corporation, Registrant and Daniel J. Blount. Filed as Exhibit 10.8 to Registrant's Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10.9
Third Amended and Restated Graphic Packaging International Corporation Executive Employment Agreement, dated as of March 25, 2003, among Graphic Packaging International Corporation, the Affiliated Companies named therein, and Donald W. Sturdivant. Filed as Exhibit 10.31 to Registrant's Amendment No. 1 to Registration Statement on Form S-4 filed on June 13, 2003 (Registration No. 333-104928), and incorporated herein by reference.
10.10
Employment Agreement, dated as of August 8, 2003, among Riverwood International Corporation, Registrant and Michael R. Schmal. Filed as Exhibit 10.10 to Registrant's Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10.11
Amendment No. 1 to Riverwood Holding, Inc. Stock Incentive Plan, Riverwood Holding, Inc. Supplemental Long-Term Incentive Plan and Riverwood Holding, Inc. 2002 Stock Incentive Plan. Filed as Exhibit 10.11 to Registrant's Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10.12
Form of Restricted Unit Agreement, dated as of August 8, 2003, entered into by and between Registrant and each of Jeffrey H. Coors, David W. Scheible, and Donald W. Sturdivant. Filed as Exhibit 10.12 to Registrant's Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10.13
Form of Management Stock Option Agreement entered into by and between Registrant and each of Wayne E. Juby, Steven D. Saucier, Michael R. Schmal, Daniel J. Blount, John T. Baldwin and Stephen A. Hellrung. Filed as Exhibit 10.13 to Registrant's Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10.14
Form of Restricted Unit Agreement entered into by and between Registrant and each of Wayne E. Juby, Steven D. Saucier, Michael R. Schmal, Daniel J. Blount, John T. Baldwin and Stephen A. Hellrung. Filed as Exhibit 10.14 to Registrant's Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10.15
Form of Option Cancellation Acknowledgement of Wayne E. Juby, Steven D. Saucier and Michael R. Schmal. Filed as Exhibit 10.15 to Registrant's Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10.16
Form of Amendment to Employment Agreement, dated as of August 7, 2003, entered into by and between Riverwood International Corporation, Registrant and each of Wayne E. Juby and Steven D. Saucier. Filed as Exhibit 10.16 to Registrant's Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.

10.17
Management Stock Option Agreement, dated as of August 8, 2003 entered into by and between Registrant and Stephen M. Humphrey. Filed as Exhibit 10.17 to Registrant's Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10.18
Restricted Unit Agreement, dated as of August 8, 2003, entered into by and between Registrant and Stephen M. Humphrey. Filed as Exhibit 10.18 to Registrant's Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10.19
Employment Agreement, dated as of September 8, 2003, among Registrant, Graphic Packaging International, Inc. and John T Baldwin. Filed as Exhibit 10.19 to Registrant's Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10.20
Form of Officers' Salary Continuation Agreement, as amended. Filed as Exhibit 10.10 to Graphic Packaging International Corporation's Annual Report on Form 10-K filed on March 20, 1995 (Commission File No. 0- 20704), and incorporated herein by reference.
10.21
Employment Agreement, dated as of October 6, 2003, entered into by and between Registrant, Graphic Packaging International, Inc. and Stephen A. Hellrung. Filed as Exhibit 10.21 to Registrant's Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10.22
Graphic Packaging Equity Incentive Plan, as amended. Filed as Exhibit 10.9 to Graphic Packaging International Corporation's Annual Report on Form 10-K filed on March 23, 2001 (Commission File No. 001-14060), and incorporated herein by reference.
10.23
Graphic Packaging Equity Compensation Plan for Non-Employee Directors, as amended and restated. Filed as Exhibit 10.10 to Graphic Packaging International Corporation's Annual Report on Form 10-K filed on March 23, 2001 (Commission File No. 001-14060), and incorporated herein by reference.
10.24
ACX Technologies, Inc. Phantom Equity Plan. Filed as Exhibit 10.11 to Graphic Packaging InternationalCorporation's Current Report on Form 8-K filed on November 19, 1992 (Commission File No. 0-20704), and incorporated herein by reference.
10.25
Graphic Packaging Excess Benefit Plan, as restated. Filed as Exhibit 10.12 to Graphic Packaging International Corporation's Annual Report on Form 10-K filed on March 23, 2001 (Commission File No. 001-14060), and incorporated herein by reference.
10.26
Graphic Packaging Supplemental Retirement Plan, as restated. Filed as Exhibit 10.13 to Graphic Packaging International Corporation's Annual Report on Form 10-K filed on March 23, 2001 (Commission File No. 001-14060), and incorporated herein by reference.
10.27
ACX Technologies, Inc. Deferred Compensation Plan, as amended. Filed as Exhibit 10.15 to Graphic Packaging International Corporation's Annual Report on Form 10-K filed on March 7, 1996 (Commission File No. 0-20704), and incorporated herein by reference.
10.28
First Amendment to the Graphic Packaging Deferred Compensation Plan. Filed as Exhibit 10.16 to Graphic Packaging International Corporation's Annual Report on Form 10-K filed on March 23, 2001 (Commission File No. 001-14060), and incorporated herein by reference.

10.29
Graphic Packaging Executive Incentive Plan, as amended and restated. Filed as Exhibit 10.17 to Graphic Packaging International Corporation's Quarterly Report on Form 10-Q filed on October 31, 2002 (Commission File No. 001-14060), and incorporated herein by reference.
10.30
Form of Indemnification Agreement, dated as of September 10, 2003, entered into by and between Registrant, GPI Holding, Inc., Graphic Packaging International, Inc. and each of Jeffrey H. Coors, Stephen M. Humphrey, Kevin J. Conway, G. Andrea Botta, John D. Beckett, Harold R. Logan, Jr., John R. Miller, Robert W. Tieken, Martin D. Walker, B. Charles Ames (as emeritus director), and William K. Coors (as emeritus director).
10.31	Indemnification Agreement, dated as of September 10, 2003, entered into by and between Registrant, GPI Holding, Inc., Graphic Packaging International, Inc. and Lawrence C. Tucker.
14.1	Code of Business Conduct and Ethics.
21.1	List of Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of Deloitte & Touche LLP.
31.1	Certification required by Rule 13a-14(a).
31.2	Certification required by Rule 13a-14(a).
32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHIC PACKAGING CORPORATION (Registrant)
/s/ STEPHEN M. HUMPHREY Stephen M. Humphrey	President and Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2004
/s/ JOHN T. BALDWIN John T. Baldwin	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each of the directors of the Registrant whose signature appears below hereby appoints John T. Baldwin and Stephen A. Hellrung, and each of them severally, as his attorney-in-fact to sign in his name and behalf, in any and all capacities stated below, and to file with the Securities and Exchange Commission any and all amendments to this report on Form 10-K, making such changes in this report on Form 10-K as appropriate, and generally to do all such things in their behalf in their capacities as directors and/or officers to enable the Registrant to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

Signatures	Title	Date

/s/ JEFFREY H. COORS Jeffrey H. Coors	Chairman of the Board and Director	March 16, 2004
/s/ KEVIN J. CONWAY Kevin J. Conway	Director	March 16, 2004
/s/ G. ANDREA BOTTA G. Andrea Botta	Director	March 16, 2004
/s/ JOHN D. BECKETT John D. Beckett	Director	March 16, 2004
/s/ HAROLD R. LOGAN, JR. Harold R. Logan, Jr.	Director	March 16, 2004
/s/ JOHN. R. MILLER John. R. Miller	Director	March 16, 2004
/s/ MARTIN D. WALKER Martin D. Walker	Director	March 16, 2004
/s/ ROBERT W. TIEKEN Robert W. Tieken	Director	March 16, 2004

GRAPHIC PACKAGING CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Amounts In Millions)

(Classification)	Balance Beginning of Period	Increase Due to Merger	(Credits) Charges to Costs and Expenses	Deductions (a)	Balance at End of Period
Year ended December 31, 2003:
Allowances Reducing the Assets in the Balance Sheet:
Doubtful accounts receivable	$1.9	$2.4	$0.8	$(0.7)	$4.4
Deferred tax assets	220.1	101.0	34.5	(16.6)	339.0

Total	$222.0	$103.4	$35.3	$(17.3)	$343.4

Year ended December 31, 2002:
Allowances Reducing the Assets in the Balance Sheet:
Doubtful accounts receivable	$3.3	$—	$2.2	$(3.6)	$1.9
Deferred tax assets	219.7	—	0.4	—	220.1

Total	$223.0	$—	$2.6	$(3.6)	$222.0

Year ended December 31, 2001:
Allowances Reducing the Assets in the Balance Sheet:
Doubtful accounts receivable	$2.8	$—	$2.3	$(1.8)	$3.3
Deferred tax assets	174.8	—	44.9	—	219.7

Total	$177.6	$—	$47.2	$(1.8)	$223.0

Note:

(a)
The reductions in the allowance for doubtful accounts receivable relate principally to charges for which reserves were provided, net of recoveries.

QuickLinks

TABLE OF CONTENTS TO FORM 10-K
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS
INDEX TO FINANCIAL STATEMENTS
GRAPHIC PACKAGING CORPORATION CONSOLIDATED BALANCE SHEETS (Amounts in Millions, Except Per Share Amounts)
GRAPHIC PACKAGING CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (Amounts in Millions, Except Per Share Amounts)
GRAPHIC PACKAGING CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Amounts in Millions)
GRAPHIC PACKAGING CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in Millions)
GRAPHIC PACKAGING CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Combined Company Unaudited Condensed Pro Forma Combined Statement of Operations For the Year Ended December 31, 2002 (Amounts in Millions, Except Per Share Amounts)
Report of Independent Auditors
INDEPENDENT AUDITORS' REPORT
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
GRAPHIC PACKAGING CORPORATION SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (Amounts In Millions)