Form 10-Q
period 2004-03-31
GRAPHIC PACKAGING CORP
filed 2004-05-06
CIK 886239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

COMMISSION FILE NUMBER: 1-13182

Graphic Packaging Corporation

(Exact name of registrant as specified in its charter)

Delaware	58-2205241
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

814 Livingston Court Marietta, Georgia	30067
(Address of principal executive offices)	(Zip Code)

(770) 644-3000

Registrant’s telephone number, including area code:

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

Yes ☐  No ☒

As of April 30, 2004, there were 198,426,858 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GRAPHIC PACKAGING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Millions, Except Share Amounts)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and Equivalents	$10.5	$17.5
Receivables, Less Allowance for Doubtful Accounts of $3.7 and $4.4 at March 31, 2004 and December 31, 2003, respectively	233.4	198.5
Inventories	308.5	306.9
Prepaid Expenses	13.3	15.1

Total Current Assets	565.7	538.0
Property, Plant and Equipment, Net of Accumulated Depreciation of $950.8 and $908.4 at March 31, 2004 and December 31, 2003, respectively	1,700.1	1,722.9
Goodwill	652.9	624.3
Intangible Assets, Net of Accumulated Amortization of $46.4 and $38.0 at March 31, 2004 and December 31, 2003, respectively	184.2	192.3
Other Assets	120.2	122.8

Total Assets	$3,223.1	$3,200.3

LIABILITIES
Current Liabilities:
Short-Term Debt	$39.8	$38.4
Accounts Payable and Other Accrued Liabilities	313.8	346.7
Total Current Liabilities	353.6	385.1

Long Term Debt, Less Current Portion	2,178.7	2,116.2
Other Noncurrent Liabilities	216.2	210.0
Total Liabilities	2,748.5	2,711.3

SHAREHOLDERS' EQUITY
Preferred Stock par value $0.01 per share; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock par value $0.01 per share; 500,000,000 shares authorized; 198,416,983 and 198,378,110 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	2.0	2.0
Capital in Excess of Par Value	1,168.7	1,168.5
Accumulated Deficit	(610.4)	(598.0)
Minimum Pension Liability Adjustment	(60.2)	(60.2)
Accumulated Derivative Instruments Loss	(13.8)	(12.7)
Cumulative Currency Translation Adjustment	(11.7)	(10.6)
Total Shareholders' Equity	474.6	489.0
Total Liabilities and Shareholders' Equity	$3,223.1	$3,200.3

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003

Net Sales	$575.9	$298.0
Cost of Sales	486.9	239.9
Selling, General and Administrative	48.2	29.9
Research, Development and Engineering	2.4	1.4
Other Expense, Net	11.7	1.9

Income from Operations	26.7	24.9
Interest Income	0.1	0.1
Interest Expense	(38.0)	(34.0)
Loss before Income Taxes and Equity in Net Earnings of Affiliates	(11.2)	(9.0)
Income Tax Expense	(1.5)	(1.0)
Equity in Net Earnings of Affiliates	0.3	0.2
Net Loss	$(12.4)	$(9.8)

Loss Per Share - Basic	$(0.06)	$(0.09)
Loss Per Share - Diluted	$(0.06)	$(0.09)

Weighted Average Number of Shares Outstanding - Basic	198.4	114.9
Weighted Average Number of Shares Outstanding - Diluted	198.4	114.9

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in Millions)

(Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
Net Loss	$(12.4)	$(9.8)
Other Comprehensive (Loss) Income:
Derivative Instruments Loss, Net of Tax of $0	(1.1)	(0.2)
Foreign Currency Translation Adjustments, Net of Tax of $0	(1.1)	1.5
Comprehensive Loss	$(14.6)	$(8.5)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Millions)

(Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(12.4)	$(9.8)
Noncash Items Included in Net Loss:
Depreciation and Amortization	57.5	31.2
Deferred Income Taxes	—	0.2
Pension, Postemployment and Postretirement Benefits Expense, Net of Contributions	6.5	5.0
Equity in Net Earnings of Affiliates, Net of Dividends	0.7	(0.2)
Amortization of Deferred Debt Issuance Costs	2.1	1.6
Loss on Retirement of Assets	3.0	—
Other, Net	0.1	0.1
Changes in Operating Assets & Liabilities:
Receivables	(35.0)	(0.1)
Inventories	(3.7)	(8.3)
Prepaid Expenses	1.6	(1.9)
Accounts Payable and Other Accrued Liabilities	(42.5)	(1.5)
Other Noncurrent Liabilities	0.1	0.8

Net Cash (Used in) Provided by Operating Activities	(22.0)	17.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property, Plant and Equipment	(45.0)	(19.6)
Increase in Other Assets	(3.9)	(1.1)

Net Cash Used in Investing Activities	(48.9)	(20.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under Revolving Credit Facilities	176.8	95.0
Payments on Revolving Credit Facilities	(112.8)	(94.0)
Payments on Debt	(0.3)	(0.2)
Issuance of Common Stock	0.2	—
Repurchases of Redeemable Common Stock	—	(0.4)

Net Cash Provided by Financing Activities	63.9	0.4

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—

Net Decrease in Cash and Equivalents	(7.0)	(3.2)
Cash and Equivalents at Beginning of Period	17.5	13.8

CASH AND EQUIVALENTS AT END OF PERIOD	$10.5	$10.6

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

On August 8, 2003, the corporation formerly known as Graphic Packaging International Corporation merged with and into Riverwood Acquisition Sub LLC, a wholly owned subsidiary of Riverwood Holding, Inc. (“Riverwood Holding”), with Riverwood Acquisition Sub LLC as the surviving entity (the “Merger”). At the closing of the Merger, one share of common stock of Riverwood Holding was exchanged for each share of common stock of Graphic Packaging International Corporation. After the Merger, (1) RIC Holding, Inc. merged into Graphic Packaging Holdings, Inc. which was renamed GPI Holding, Inc., (2) the corporation formerly known as Graphic Packaging Corporation merged into Riverwood International Corporation (“RIC”) which was renamed Graphic Packaging International, Inc. (“Graphic Packaging International”), and (3) Riverwood Acquisition Sub LLC merged into Riverwood Holding which was renamed Graphic Packaging Corporation.

References to the “Company” are to Riverwood Holding and its subsidiaries for periods prior to the Merger and to Graphic Packaging Corporation and its subsidiaries for periods after the Merger. Graphic Packaging International Corporation and its subsidiaries for periods prior to the Merger are referred to herein as “Graphic.”

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

The Condensed Consolidated Financial Statements of the Company included herein have been prepared by the Company without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. The Condensed Consolidated Balance Sheet as of December 31, 2003 was derived from audited financial statements.

NOTE 2 – MERGER

The Merger was consummated primarily to create a value added paperboard packaging company. Prior to the consummation of the Merger, Riverwood Holding had two classes of common stock. There were 9.0 million shares of Class A common stock, par value $0.01, authorized with 7.0 million shares outstanding at August 8, 2003. There were 3.0 million shares of Class B common stock, par value $0.01, authorized with 0.5 million shares outstanding at August 8, 2003. In connection with the Merger, the Company’s Board of Directors approved a 15.21-to-one stock split. At the time, the Class A and Class B common stock were reclassified as one class of common stock, par value $0.01. Immediately after the stock split, there were 500.0 million shares of common stock authorized with 114.8 million shares outstanding. The aggregate par value of the issued common stock was increased by $1.1 million as a result of keeping the par value price $0.01. Accordingly, Capital in Excess of Par Value was decreased $1.1 million. In connection with the Merger, the shareholders of Graphic Packaging International Corporation received one share of the Company’s common stock and associated shareholder rights for each share of Graphic Packaging

International Corporation common stock and associated shareholder rights they owned prior to the Merger. Accordingly, Capital in Excess of Par Value increased $419.5 million.

The Company determined that the relative outstanding share ownership and the designation of certain senior management positions require the Company to be the acquiring entity for accounting purposes, resulting in the historical financial statements of Riverwood Holding becoming the historical financial statements of Graphic Packaging Corporation. The assets and liabilities of the acquired business are included in the condensed consolidated balance sheets at March 31, 2004 and December 31, 2003. The accompanying condensed consolidated statement of operations for the three months ended March 31, 2004 includes the results of Graphic. The accompanying condensed consolidated statement of operations for the three months ended March 31, 2003 represent the results of the Company only. The purchase price for the acquisition, including transaction costs, has been allocated to the assets acquired and liabilities assumed based on the estimated fair market values at the date of the Merger. Goodwill is allocated entirely to the paperboard packaging segment and is not deductible for tax purposes. The purchase price allocation for the Merger is preliminary and further adjustments are likely to be made as valuations for property, plant, equipment, and intangible assets are finalized. The stock-for-stock exchange resulted in the issuance of approximately 83.4 million shares of common stock to fund the purchase price of $469.7 million. The preliminary purchase price allocation is as follows:

(Amounts in Millions)
Current assets	$209.6
Property, plant & equipment	472.7
Goodwill	384.9
Intangible assets	162.0
Other assets	19.9
Total assets aquired	$1,249.1

Accounts payable and accrued expenses	$152.4
Total debt	496.6
Pension and other post-retirement liabilities, assumed merger related liabilities, and other	130.4
Total liabilities assumed	$779.4

See also Note 9 – RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES.

Selected Unaudited Pro Forma Combined Financial Information

The following unaudited pro forma combined financial information is presented to show the estimated effect of the Merger and the Related Financing Transactions (as defined herein) and represent the Company’s pro forma combined financial information for the three months ended March 31, 2003 as if the Merger and Related Financing Transactions had occurred on January 1, 2003. The unaudited pro forma combined financial information includes adjustments directly attributable to the Merger and the Related Financing Transactions that are expected to have a continuing impact on the Company. The pro forma adjustments are based upon available information and certain assumptions that management believes are reasonable.

The following financing transactions (the “Related Financing Transactions”) were entered into in connection with the Merger:

• The entering into and borrowing under the Senior Secured Credit Agreement, dated as of August 8, 2003, among Graphic Packaging International, Inc. and the several lender parties thereto (the “Senior Secured Credit Agreement”), which provides for aggregate maximum borrowings of $1.6 billion under (i) a term loan facility (the “Term Loan Facility”) providing for term loans in an aggregate principal amount of $1.275 billion in two tranches, consisting of Tranche A term loans and Tranche B term loans, and (ii) a revolving credit facility (the “Revolving Credit Facility”) providing for up to $325 million in revolving loans (including standby and commercial letters of credit) outstanding at anytime, to Graphic Packaging International, Inc.

• The issuance and sale of $425 million in aggregate principal amount of 8.5% senior notes due 2011 (the “Senior Notes”) and $425 million in aggregate principal amount of 9.5% senior subordinated notes due 2013 (the “Senior Subordinated Notes”).

• The repayment of all outstanding amounts under each of RIC’s and Graphic’s prior senior secured credit facilities and the termination of all commitments under those facilities.

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

• The consummation of an anticipatory change of control tender offer and consent solicitation for all of Graphic’s 8 5/8% senior subordinated notes due 2012 (the “Prior Graphic Notes”) made in anticipation of the change of control offer required by the indenture governing the Prior Graphic Notes. Out of $300.0 million in aggregate principal amount of Prior Graphic Notes outstanding, approximately $299.1 million in aggregate principal amount of Prior Graphic Notes were tendered in the anticipatory change of control tender offer. On September 15, 2003, the Company completed the change of control offer required pursuant to the indenture governing the Prior Graphic Notes. As of March 31, 2004 and December 31, 2003, $0.8 million in principal amount of the Prior Graphic Notes were outstanding.

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

The pro forma financial information is based on the Company’s actual financial results for the period indicated and the historical results of Graphic from the beginning of the period presented through March 31, 2003. The pro forma financial information has been prepared in accordance with accounting principles generally accepted in the United States of America and is provided for comparison and analysis purposes only. The unaudited pro forma combined financial information does not purport to represent the combined company’s results of operations or financial condition had the Merger and Related Financing Transactions actually occurred as of such dates or of the results that the combined company would have achieved after the Merger. The unaudited pro forma combined financial information is as follows:

Combined Company

Unaudited Condensed Pro Forma Combined Statement of Operations

For the Three Months Ended March 31, 2003

(Amounts in Millions, Except Per Share Amounts)

	Company	Graphic	Pro Forma Adjustments		Condensed Pro Forma Combined
Net Sales	$298.0	$260.9	$(15.8	)A	$543.1
Cost of Sales	239.9	234.2	(15.8	)A	457.7
			(0.6	)B
Selling, General and Administrative, Research, Development and Engineering	33.2	17.4	6.8	B	57.4
Income from Operations	24.9	9.3	(6.2)		28.0
Interest Expense, Net	(33.9)	(9.4)	7.2	C	(36.1)
(Loss) Income before Income Taxes and Equity in Net Earnings of Affiliates	(9.0)	(0.1)	1.0		(8.1)
Income Tax Expense	(1.0)	—	—		(1.0)
(Loss) Income before Equity in Net Earnings of Affiliates	(10.0)	(0.1)	1.0		(9.1)
Equity in Net Earnings of Affiliates	0.2	—	—		0.2
Net (Loss) Income	(9.8)	(0.1)	1.0		(8.9)
Preferred Stock Dividends Declared	—	2.5	(2.5	)D	—
Net (Loss) Income Attributable to Common Stockholders	$(9.8)	$(2.6)	$3.5		$(8.9)

Loss Per Share - Basic	$(0.09)				$(0.04)
Loss Per Share - Diluted	$(0.09)				$(0.04)

Weighted Average Number of Shares Outstanding:
Basic	114.9				198.4
Diluted	114.9				198.4

Adjustments in the unaudited condensed pro forma combined financial statements are as follows:

A RIC sold coated unbleached kraft paperboard (“CUK”) folding boxboard to Graphic for use in certain cartons manufactured by Graphic. This pro forma adjustment eliminates the intercompany sales and cost of sales of $15.8 million for the period ended March 31, 2003, related to this activity.

B The amortization of the identifiable intangible assets (customer relationships, patents and proprietary technology) is reflected as a pro forma adjustment to the unaudited condensed pro forma combined statement of operations. The Company is amortizing the estimated fair value of the identifiable intangibles of approximately $162.0 million on a straight-line basis over an average estimated useful life of eighteen years except for non-compete agreements which have an estimated useful life of approximately one year. Depreciation expense would have decreased by $0.6 million for the three months ended March 31, 2003, as a result of the Company revising the depreciable asset lives and the fair value of the property purchased in the Merger. The net effect of this increased amortization and decreased depreciation of $6.2 million for the three months ended March 31, 2003 is reflected in the unaudited condensed pro forma combined statement of operations as follows:

Three Months Ended March 31, 2003
Cost of Sales	$(0.6)
Selling, General and Administrative, Research, Development and Engineering	6.8
Total Net Additional Amortization and Depreciation of Intangible Assets and Property, Plant and Equipment	$6.2

C In connection with the Merger, substantially all of RIC’s and Graphic’s then outstanding indebtedness was redeemed, repurchased or otherwise repaid and replaced with borrowings under the Senior Secured Credit Agreement and indebtedness under the Senior Notes and Senior Subordinated Notes. Excluding hedges and amortization of financing costs, the pro forma interest expense adjustments reflect an average variable interest rate of 3.9% for the combined company’s new bank debt and a blended fixed rate of 9.0% on the combined company’s Senior Notes and Senior Subordinated Notes.

D To reflect the new equity structure of the Company, including conversion of $100 million of Graphic’s convertible preferred stock into common stock (accordingly there is no preferred stock dividends declared).

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a summary of the Company’s significant accounting policies, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation,” the Company continues to apply intrinsic value accounting for its stock option plans under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Compensation cost for stock options, if any, is measured as the excess of the market price of the Company’s common stock at the date of grant over the exercise price to be paid by the grantee to acquire the stock. The Company has adopted disclosure-only provisions of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.” If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, the Company’s Net Loss would have been as follows:

	Three Months Ended
	March 31, 2004	March 31, 2003
Net Loss, As Reported	$(12.4)	$(9.8)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	0.2	0.2
(Deduct) Add: Total stock-based employee compensation (expense) income determined under fair value based method for all awards, net of related tax effects	(2.4)	0.4
Adjusted Net Loss	$(14.6)	$(9.2)

Loss Per Basic Share-As Reported	$(0.06)	$(0.09)
Loss Per Basic Share-As Adjusted	$(0.07)	$(0.08)

Loss Per Diluted Share-As Reported	$(0.06)	$(0.09)
Loss Per Diluted Share-As Adjusted	$(0.07)	$(0.08)

The Company recognized stock-based employee compensation expense in the amount of $1.4 and $0.3 million for the three months ended March 31, 2004 and 2003, respectively.

The following table displays the intangible assets that continue to be subject to amortization and aggregate amortization expense as well as intangible assets not subject to amortization as of March 31, 2004 and December 31, 2003:

	As of March 31, 2004
(In millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets:
Customer Relationships	$109.9	$3.3	$106.6
Non-Compete Agreements	23.3	12.8	10.5
Patents, Trademarks and Licenses	97.4	30.3	67.1
	$230.6	$46.4	$184.2

Unamortized Intangible Assets:
Goodwill	$652.9	—	$652.9

	As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets:
Customer Relationships	$109.9	$2.0	$107.9
Non-Compete Agreements	23.3	7.3	16.0
Patents, Trademarks and Licenses	97.1	28.7	68.4
	$230.3	$38.0	$192.3

Unamortized Intangible Assets:
Goodwill	$624.3	—	$624.3

The Company recorded amortization expense of $8.3 million and $0.9 million for the three months ended March 31, 2004 and 2003, respectively, relating to intangible assets subject to amortization. The Company expects amortization expense to be approximately $26 million for 2004 and approximately $12 million for each of the following four fiscal years.

NOTE 4— INVENTORIES

The major classes of inventories were as follows:

(In millions of dollars)	March 31, 2004	December 31, 2003
Finished goods	$177.1	$172.8
Work-in progress	19.7	22.6
Raw materials	69.1	66.0
Supplies	42.6	45.5
	$308.5	$306.9

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

NOTE 5 — CONTINGENCIES AND COMMITMENTS

The Company is subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including those governing discharges to air, soil and water, the management, treatment and disposal of hazardous substances, the investigation and remediation of contamination resulting from releases of hazardous substances, and the health and safety of employees. The Company’s environmental liabilities and obligations may result in significant costs, which could negatively impact its financial condition and results of operations. Capital expenditures may be necessary for the Company to comply with such laws and regulations, including the U.S. Environmental Protection Agency’s regulations mandating stringent controls on air and water discharges from pulp and paper mills (referred to herein as the “cluster rules”). Any failure to comply with environmental, health and safety laws or any permits and authorizations required thereunder could subject the Company to fines or sanctions. In addition, some of the Company’s current and former facilities, and facilities at which it disposed of hazardous substances, are the subject of environmental investigations and remediations resulting from releases of hazardous substances or other constituents. Some current and former facilities have a history of industrial usage for which investigation and remediation obligations could be imposed in the future or for which indemnification claims could be asserted against the Company. The Company cannot predict with certainty future investigation or remediation costs or future costs relating to indemnification claims. Also, potential future closures of facilities may necessitate further investigation and remediation at those facilities.

The federal Clean Air Act imposes stringent limits on air emissions, establishes a federal permit program (Title V) and provides for enforcement sanctions. Where necessary, the Company’s plants have received or submitted an application to the appropriate permitting authority for a Title V permit. The Company from time to time upgrades and replaces equipment in order to comply with air quality standards.

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

The federal Comprehensive Environmental Response, Compensation and Liability Act (‘‘CERCLA’’) establishes liability for waste generators, current and former site owners and operators and others in connection with releases of hazardous substances. In several instances, the Company has been identified as a Potentially Responsible Party (‘‘PRP’’) under CERCLA and similar state laws with respect to remediation of sites at which hazardous substances have been released. Management believes that these actions are not material to the Company’s consolidated financial position. The Company is involved in investigation and remediation projects for certain properties that it currently or formerly owned or operated. The Company has also received demands arising out of alleged contamination of various properties currently or formerly operated by it, and at certain waste disposal sites. The Company’s costs in many instances cannot be reliably estimated until the remediation process is substantially underway or the liability has been addressed.

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

The Company is a party to a number of lawsuits arising in the ordinary conduct of its business, the most significant of which are listed below. Although the timing and outcome of these lawsuits cannot be predicted, the Company does not believe that disposition of these lawsuits will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

On April 2, 2003, two separate lawsuits were filed in the District Court of Jefferson County, Colorado, against Graphic, Graphic’s directors and the Company relating to the Merger between Graphic and the Company pursuant to the merger agreement. The complaints were filed by Robert F. Smith and Harold Lightweis, on behalf of themselves and all others similarly situated. Each of the two complaints alleges breach of fiduciary duties by Graphic’s directors to Graphic’s public shareholders in connection with the Merger and that the Company aided and abetted the alleged breach. The complaints also allege that the Coors family stockholders negotiated the merger consideration in their own interest and not in the interest of the public stockholders. The complaints sought an injunction against consummation of the Merger, rescission of the Merger if it is consummated, unspecified damages, costs and other relief permitted by law and equity. These two lawsuits have been consolidated. Messrs. Smith and Lightweis filed a motion asking to dismiss their claims as moot and for an award of attorney’s fees of $300,000 plus expenses. The Company has objected to the request for fees and expenses. On July 3, 2003, a third lawsuit was filed in the District Court of Jefferson County in Colorado, on behalf of a purported class of Graphic’s stockholders against Graphic, Graphic’s directors and the Company, alleging that Graphic’s directors breached their fiduciary duties to the stockholders of Graphic in connection with the negotiation of the Merger and that Graphic and the Company aided and abetted the alleged breach. The complaint alleges that the defendants negotiated the terms of the Merger in their own interest and in the interest of certain other insiders (including the Coors family stockholders), to the detriment of the public stockholders. The complaint, which is encaptioned James A. Bederka, On behalf of Himself and All Other Similarly Situated v. Riverwood Holding, et al., sought certain equitable relief, including an injunction against the consummation of the Merger, rescission of the Merger if it is consummated, rescission of the sale of the convertible preferred stock which had been issued on August 15, 2000 to the Grover C. Coors Trust (the “Trust”), and an injunction against the conversion of the convertible preferred stock in connection with the Merger and costs. Graphic filed motions asking to dismiss the lawsuit or to bifurcate the claim to enjoin the Merger from the claim to rescind issuance or enjoin the conversion of the preferred stock and to either stay the claim relating to the preferred stock or consolidate that claim with the lawsuit filed by Chinyun Kim disclosed below. By order dated October 7, 2003, the court dismissed Graphic from the Bederka lawsuit, leaving Graphic’s directors and the Company as defendants. The court also refused to consolidate the Bederka lawsuit with the Chinyun Kim lawsuit (discussed below), but stayed all discovery in the Bederka lawsuit relating to the sale of the preferred stock. The court has allowed the parties to proceed, however, with disclosures and discovery relating to the Merger. The Company believes that these three lawsuits are without merit.

On February 19, 2002, Chinyun Kim filed a putative class action claim in the District Court of Jefferson County, Colorado, against Graphic and certain of its shareholders and directors alleging breach of fiduciary duty in connection with the issuance on August 15, 2000 of the convertible preferred stock to the Trust. Plaintiff sought damages in the amount of over $43 million or, alternatively, to require transfer to the class of some or all of the Trust’s Graphic common stock into which the convertible preferred stock was converted. The court dismissed plaintiff’s claims against Graphic for breach of fiduciary duty while allowing the plaintiff to proceed against the named directors and shareholders, including certain other Coors family trusts. The Company provided a defense to this action pursuant to its indemnification obligations. The case was tried in January 2004 and the court ruled in favor of the defendants on all counts. Plaintiff has filed a notice of appeal.

On April 14, 2000, Lemelson Medical, Education & Research Foundation (“Lemelson”) sued Graphic and 75 other defendants in the United States District Court for the District of Arizona for unspecified damages for alleged infringement of certain patents relating to ‘‘machine vision’’ and ‘‘automatic identification.’’ This is one of a series of cases brought against 430 defendants and has been stayed pending a final determination of a lawsuit for noninfringement brought by equipment manufacturers which utilize the technology. In a decision issued January 23, 2004 by the District Court for Nevada in Symbol Technology et al v. Lemelson, 14 of Lemelson’s patents relating to bar code reading and machine vision were held invalid or not infringed. Lemelson is expected to appeal the ruling. A decision on the appeal can be expected in 12 to 24 months. The Company believes, based upon the advice of counsel, that the Lemelson patents are invalid and therefore the litigation against the Company will not have a material adverse effect on its financial position, results of operations or cash flows.

NOTE 6 — BUSINESS SEGMENT INFORMATION

The Company reports its results in two business segments: paperboard packaging and containerboard/other. These segments are evaluated by the chief operating decision maker based primarily on income from operations. The Company’s reportable segments are based upon strategic business units that offer different products. The paperboard packaging business segment includes the production and sale of paperboard for its beverage multiple packaging and consumer products packaging businesses from its West Monroe, Louisiana, Macon, Georgia, Kalamazoo, Michigan and Norrköping, Sweden mills; carton converting facilities in the United States, Europe and Brazil; and the design, manufacture and installation of packaging machinery related to the assembly of cartons. The containerboard/other business segment primarily includes the production and sale of linerboard, corrugating medium and kraft paper from paperboard mills in the United States.

Business segment information is as follows:

	Three Months Ended
(In millions of dollars)	March 31, 2004	March 31, 2003
NET SALES:
Paperboard Packaging	$557.3	$275.9
Containerboard/Other	18.6	22.1
	$575.9	$298.0

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$52.9	$38.9
Containerboard/Other	(8.5)	(6.7)
Corporate	(17.7)	(7.3)
	$26.7	$24.9

NOTE 7 – FINANCIAL INSTRUMENTS, DERIVATIVES AND HEDGING ACTIVITIES

The Company is exposed to fluctuations in interest rates on its variable debt, fluctuations in foreign currency transaction cash flows and variability in cash flows attributable to certain commodity purchases. The Company actively monitors these fluctuations and periodically uses derivatives and other financial instruments to hedge exposures to interest, commodity and currency risks. The Company’s use of derivative instruments may result in short-term gains or losses and may increase volatility in its earnings. In addition, these instruments involve, to varying degrees, elements of market and credit risk in excess of the amounts recognized in the Condensed Consolidated Balance Sheets. The Company does not trade or use derivative instruments with the objective of earning financial gains on interest or currency rates, nor does it use leveraged instruments or instruments where there are no underlying exposures identified.

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks on future income caused by interest rate changes on its variable rate Term Loan facility. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense related to the debt. At March 31, 2004 the Company had interest rate swap agreements with a notional amount of $845 million, which expire on various dates from 2004 to 2007 under which the Company will pay fixed rates of 1.89% to 3.27% and receive three-month LIBOR.

During the three months ended March 31, 2004, there was approximately $0.3 million determined to be the ineffective portion related to changes in the fair value of the interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to certain commodity purchases, the Company entered into fixed price natural gas contracts designed to effectively hedge prices for a portion of its natural gas requirements at its U.S. mills through October 2004. These contracts are not accounted for as derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (‘‘SFAS No. 133’’), as they qualify for the normal purchase exemption.

Foreign Currency Risk

The Company enters into option and forward exchange contracts to manage risks associated with future variability in cash flows resulting from anticipated foreign currency transactions adversely affected by changes in exchange rates. Gains/losses, if any, related to these contracts are recognized in income when the anticipated transaction affects income. The premium on an option contract is reflected in Other Expense, Net in the period in which the contract expires. At March 31, 2004 and December 31, 2003, no option contracts existed.

At March 31, 2004 and December 31, 2003, multiple forward exchange contracts existed that expire on various dates through the year 2004. When measured in U.S. dollars at March 31, 2004 exchange rates, the notional amount of the purchased forward exchange contracts totaled approximately $106.0 million. When measured in U.S. dollars at December 31, 2003 exchange rates, the notional amount of the purchased forward exchange contracts totaled approximately $141.7 million.

No amounts were reclassified to earnings during the three months ended March 31, 2004 in connection with forecasted transactions that were no longer considered probable of occurring and there was no material ineffective portion related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all accounts receivable and certain accounts payable resulting from transactions denominated in foreign currencies in order to manage risks associated with foreign currency transactions adversely affected by changes in exchange rates. At March 31, 2004 and December 31, 2003, the Company had various foreign currency forward exchange contracts, with maturities ranging up to six months. When aggregated and measured in U.S. dollars at period-end exchange rates, the net notional amount of these forward currency exchange contracts totaled approximately $22.5 million and $29.3 million at March 31, 2004 and December 31, 2003, respectively. Generally, unrealized gains and losses resulting from these contracts are recognized in operations and approximately offset corresponding unrealized gains and losses recognized on the hedged accounts receivable or payable. These contracts are presently being and will continue to be marked to market through the income statement.

Accumulated Derivative Instruments Loss

The balance of $13.8 million recorded in Accumulated Derivative Instruments Loss at March 31, 2004 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings over the next twelve months may vary from this amount as a result of changes in market conditions.

The following is a reconciliation of current period changes in the fair value of the interest rate swap agreements and foreign currency forward and option contracts which have been recorded as Accumulated Derivative Instruments Loss in the accompanying Condensed Consolidated Balance Sheets at March 31, 2004 and December 31, 2003 and as Derivative Instruments Loss in the accompanying Condensed Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2004.

(In millions of dollars)

Balance at December 31, 2002	$(6.1)
Reclassification to earnings	(5.0)
Current period decrease in fair value	(1.6)
Balance at December 31, 2003	$(12.7)
Reclassification to earnings	(1.7)
Current period increase in fair value	0.6
Balance at March 31, 2004	$(13.8)

NOTE 8 – PENSIONS AND OTHER POSTRETIREMENT BENEFITS

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

The pension expense related to the U.S. plans consisted of the following:

	Three Months Ended
(In millions of dollars)	March 31, 2004	March 31, 2003
Service Cost	$3.2	$1.4
Interest Cost	6.8	4.2
Expected Return on Plan Assets	(6.9)	(4.2)
Amortizations:
Prior Service Cost	0.5	0.1
Actuarial Loss	0.9	0.4

Net Periodic Pension Cost	$4.5	$1.9

The Company disclosed in its financial statements for the year ended December 31, 2003, that due to certain minimum regulatory requirements, the Company may be required to make contributions to its pension plans. The contributions were contingent upon final pension funding proposals separately approved by both houses of the U.S. Congress. The legislative actions have now been passed and as such the Company estimates that the contributions required will be approximately $0.8 million to be paid in the fourth quarter of 2004. The Company has not made any contributions to its pension plans during the three months ended March 31, 2004.

The Company sponsors postretirement health care plans that provide medical and life insurance coverage to eligible salaried and hourly retired U.S. employees and their dependents. No postretirement medical benefits are offered to salaried employees who began employment after December 31, 1993.

The other postretirement benefits expense consisted of the following:

	Three Months Ended
(In millions of dollars)	March 31, 2004	March 31, 2003
Service Cost	$0.2	$0.1
Interest Cost	0.8	0.5
Amortizations:
Prior Service Cost	(0.1)	(0.1)
Actuarial Loss	0.1	0.1

Net Periodic Postretirement Benefits Cost	$1.0	$0.6

NOTE 9 – RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES

The Company adopted a plan in the first quarter of 2004 to restructure its operations by closing facilities, relocating equipment and severing employees in an effort to better position the Company to operate in the current business environment. Components of the restructuring charges for the three months ended March 31, 2004 are as follows:

(In millions of dollars)	Three Months Ended March 31, 2004
Restructuring Charges:
Equipment Removal Costs	$1.3
Facility Restoration and Carrying Costs	1.4
Severance of Employees and Other Employee Termination-Related Charges	4.5

Total Restructuring Charges	$7.2

Through March 31, 2004, the Company has made payments for severance and other employee termination-related charges in the amount of $0.1 million which reduced the initial reserve detailed above. No other payments or adjustments have been made to the restructuring reserve at March 31, 2004.  The restructuring activities described herein are expected to be completed by the end of 2005 and affect only the paperboard packaging segment. As of March 31, 2004, the Company had approximately $7.1 million accrued for restructuring, as follows:

		Adjustments (Statement of Operations Impact)
	Balance at January 1, 2004				Purchase Price Allocation		Balance at March 31, 2004
				Cash Payments
(In millions of dollars)		Expense	Reversal			Reclassification
Equipment Removal Costs	$—	$—	$—	$—	$1.3	$—	$1.3
Facility Restoration and Carrying Costs	—	—	—	—	1.4	—	1.4
Severance of Employees and Other Employee Termination-Related Charges	—	—	—	(0.1)	4.5	—	4.4
Total	$—	$—	$—	$(0.1)	$7.2	$—	$7.1

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the FASB issued SFAS No. 146, ‘‘Accounting for Costs Associated with Exit or Disposal Activities’’ (‘‘SFAS No.146’’), which was effective December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (‘‘EITF’’) Issue No. 94-3, ‘‘Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).’’ This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and concludes that an entity’s commitment to an exit plan does not by itself create a present obligation that meets the definition of a liability. This Statement also establishes that fair value is the objective of initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted SFAS No. 146 effective January 1, 2003 and the adoption did not have a significant impact on its financial position and results of operations.

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (“SFAS No. 149”). This statement is effective and will be applied to contracts entered into or modified after June 30, 2003. The Company adopted SFAS No. 149 and the adoption did not have a significant impact on its financial position and results of operations.

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

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), ‘‘Employers’ Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88 and 106’’ (‘‘SFAS No. 132’’). This statement revises the disclosures required for pension plans and other postretirement benefit plans. The Company adopted this revised statement effective December 31, 2003.

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

The Company’s objective is to expand its position as a leading provider of paperboard packaging solutions. To achieve this objective, the Company is implementing strategies to expand market share in its current markets and to identify and penetrate new markets; to capitalize on the Company’s and Graphic’s complementary customer relationships, business competencies, and mills and converting assets; to develop and market innovative products and applications; to continue to reduce costs by focusing on operational improvements and identified operating synergies from the Merger; and to use anticipated future cash flows to reduce debt.

The Merger

The Merger was accounted for as a purchase by the Company. Under the purchase method of accounting, the assets and liabilities of Graphic were recorded, as of the date of the closing of the Merger, at their respective fair values and added to those of the Company.

The Company is ahead of schedule in merger integration and in realizing the initial estimate of approximately $52 million of annual synergies by the third year after the closing of the Merger, primarily due to savings realized in corporate and supply chain operations. As of March 31, 2004, the Company has achieved synergies at an annualized rate of approximately $43 million. In January 2004, the Company announced plans to close its Garden Grove, CA converting plant, and in May 2004 announced plans to close its Bow, NH and Clinton, MS converting plants. By the end of 2006, the Company estimates realizing an additional $19 million in annual synergies, improved cost structures and increased productivity as a result of these facilities closures. The Company cannot make assurances as to the amount or timing of future synergies, if any, that may be realized. Potential difficulties in realizing such projected synergies include, among other things, the integration of personnel, the combination of different corporate cultures and the integration of facilities.

For additional discussion of the Merger and the impact of the Merger on the Company’s financial condition and results of operations, see Note 1, Note 2 and Note 9 in Notes to Condensed Consolidated Financial Statements.

Segment Information

The Company reports its results in two business segments: paperboard packaging and containerboard/other. Business segment information is as follows:

	Three Months Ended
(In millions of dollars)	March 31, 2004	March 31, 2003
NET SALES:
Paperboard Packaging	$557.3	$275.9
Containerboard/Other	18.6	22.1
	$575.9	$298.0

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$52.9	$38.9
Containerboard/Other	(8.5)	(6.7)
Corporate	(17.7)	(7.3)
	$26.7	$24.9

Significant Factors That Impact The Company’s Business

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

The Company historically experienced stable pricing for its integrated beverage multiple packaging products and moderate cyclical pricing for its other product offerings. Because some products can be packaged in different types of materials, the Company’s sales are affected by competition from other manufacturers’ coated unbleached kraft paperboard, or CUK board, and other substrates — solid bleached sulfate, or SBS, recycled clay coated news, or CCN, and, internationally, white lined chipboard, or WLC — as well as by general market conditions. Graphic’s sales historically were driven primarily by consumer buying habits in the markets its customers serve. New product introductions and promotional activity by Graphic’s customers and Graphic’s introduction of new packaging products also impacted its sales. The Company’s containerboard business is subject to conditions in the cyclical worldwide commodity paperboard markets which have a significant impact on containerboard sales.

The Company works to maintain market share through efficiency, product innovation and strategic sourcing to its customers; however, pricing and other competitive pressures may occasionally result in the loss of a customer relationship. In the fourth quarter of 2002, the Company was notified by Coca-Cola Enterprises (“CCE”) that CCE would not renew its supply contract with the Company. Under this contract, which expired on March 31, 2003, the Company supplied to CCE beverage cartons made from its CUK board, packaging machines and related services. The Company’s supply contracts with its independent Coca-Cola bottling company customers were not subject to CCE’s non-renewal notification. CCE’s action negatively impacted the Company’s volumes in 2003 by approximately 16,000 tons. In February 2004, the Company dismissed a lawsuit that was filed against MeadWestvaco Corporation alleging infringement of US Patent 6,578,736 covering the Company’s Fridge Vendor® carton and also announced the Company will resume supplying Fridge Vendor® cartons to CCE in various locations that were being supplied by MeadWestvaco.

Packaging machinery placements during the first quarter of 2004 increased approximately 144% compared to the first quarter of 2003 partially due to the timing of shipments. The Company expects packaging machinery placements for 2004 to be approximately 60% higher when compared to 2003. The Company has been and will continue to be selective in future packaging machinery placements to ensure appropriate returns.

Cost of Sales. The Company’s cost of sales consist primarily of energy, pine pulpwood, hardwood, chemicals, recycled fibers, purchased paperboard, paper, aluminum foil, ink, plastic films and resins, depreciation expense and labor. Energy, including natural gas, fuel oil and electricity, represents a significant portion of the Company’s manufacturing costs. During the first quarter of 2004, the Company experienced a significant increase in its energy costs compared to the prior year period, principally at its mills, equal to approximately $3 million on a pro forma basis which represents an approximate 10% increase. The Company has entered into contracts designed to mitigate the impact of future cost increases for a portion of its natural gas requirements, at its U.S. mills through October 2004. The Company will continue to evaluate its position regarding natural gas purchase commitments. The Company believes that higher energy costs will continue to negatively impact its results for 2004.

Commitment to Cost Reduction. In light of increasing margin pressure throughout the paperboard packaging industry, the Company has programs in place that are designed to reduce costs. The Company is pursuing a number of long-term initiatives designed to improve productivity and profitability. The Company is continuing to implement a global continuous improvement initiative which uses statistical process control to help design and manage many types of activities, including production and maintenance. This includes a Six Sigma process focused on reducing variable and fixed manufacturing and administrative costs. During the first quarter of 2004, the Company achieved approximately $6 million in annualized cost savings through its continuous improvement initiative.

The Company is implementing an initiative designed to enhance the competitiveness of its beverage multiple packaging converting operations. This initiative is expected to add new manufacturing technology, add press capacity and consolidate certain beverage carton converting operations. The Company expects to make capital investments of approximately $75 million through 2005 and to realize cost savings relative to 2002 from this initiative of approximately $39 million annually by 2005. The Company has spent approximately $53 million of that amount for such capital investment through March 31, 2004. The Company cannot make assurances as to the amount, if any, or timing of cost savings that may be realized.

The Company continues to evaluate its current operations and assets with a view to rationalizing its operations and improving profitability. The Company is continuing to focus on reducing working capital and increasing liquidity.

Critical Accounting Policies

The preparation of Condensed Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

The Company believes the following accounting policies are the most critical because these policies require significant judgment or involve complex estimations that are important to the portrayal of the Company’s financial conditions and operating results:

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

• Inventory Costing — The Company’s inventories are stated at the lower of cost or market with cost determined principally by the first-in, first-out (‘‘FIFO’’) basis (see Note 4 in Notes to the Condensed Consolidated Financial Statements). Average cost basis is used to determine the cost of supplies inventories. Raw materials and consumables used in the production process such as wood chips and chemicals are valued at purchase cost on a FIFO basis upon receipt. Work in progress and finished goods inventories are valued at the cost of raw material consumed plus direct manufacturing costs (such as labor, utilities and supplies) as incurred and a proportion of manufacturing overhead. Inventories are stated net of an allowance for slow-moving and obsolete inventory, which is based on estimates. If the condition of the inventories or the state of the Company’s business were to deteriorate, additional allowances may be required which would reduce income.

• Self-Insurance Reserves — The Company is self-insured for certain losses relating to workers’ compensation claims and employee medical and dental benefits. Provisions for expected losses are recorded based on the Company’s estimates, on an undiscounted basis, of the aggregate liabilities for known claims and estimated claims incurred but not reported. The Company has purchased stop-loss coverage or insurance with deductibles in order to limit its exposure to significant claims. The Company also has an extensive safety program in place to minimize its exposure to workers’ compensation claims. Self-

insured losses are accrued based upon estimates of the aggregate uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and historical experience.

• Retirement-Related Benefits — The Company sponsors defined benefit plans, or the plans, for eligible employees and retirees. The effect of the plans on the Condensed Consolidated Financial Statements is subject to many assumptions. The Company believes that the most critical assumptions are (1) the discount rate, (2) the rate of increase in future compensation levels and (3) the expected long-term rate of return on plan assets. The projected unit credit cost method is used for valuation purposes.

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

• Recovery of Long-Lived Assets — The Company reviews long-lived assets (including property, plant and equipment and intangible assets) for impairment whenever events or changes in business circumstances, such as the closure of a plant, indicate that the carrying value of an asset may not be fully recoverable by undiscounted cash flows. Measurement of the impairment loss, if any, is based on the fair value of the asset, which is generally determined by the discounting of future estimated cash flows, or in the case of real estate, determining market value. The Company evaluates the recovery of its long-lived assets by analyzing operating results and considering significant events or changes in the business environment that may have triggered impairment.

• Deferred Tax Asset Valuation Allowance — The Company estimates the realizability of deferred tax assets, by estimating the projected reversal of offsetting deferred tax liability amounts and future taxable income. As discussed above in “Goodwill valuation,” significant operating losses or acquisitions of operations would impact projected taxable income used to estimate the reversal of deferred tax balances.

• Legal Accruals — The Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments, based upon analyses prepared by in-house and outside counsel, and records reserves when management believes it is probable that a loss will occur and the amount of loss is reasonably estimable. While there can be no assurance as to the ultimate outcome of any current lawsuits, claims or investigations relating to such uncertainties, the Company does not believe that such uncertainties will have a material adverse impact on its results of operations, cash flows or financial condition. However, future uncertainties may have a material adverse impact on results of operations, cash flows or financial condition.

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

For a discussion of recent accounting pronouncements impacting the Company, see Note 10 in Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

The Merger was accounted for as a purchase by the Company thus, the results of operations for the first quarter of 2003 represent the results of the Company only. The Company’s results of operations for the three months ended March 31, 2004 include the results of Graphic. Accordingly, amounts for the first quarter of 2004 are not comparable to those for the first quarter 2003. See Note 2 in Notes to Condensed Consolidated Financial Statements.

FIRST QUARTER 2004 COMPARED WITH FIRST QUARTER 2003

	Three Months Ended
(Amounts in Millions)	March 31, 2004	Increase (Decrease) From Prior Period	March 31, 2003

Net Sales	$575.9	93.3%	$298.0
Cost of Sales	486.9	103.0	239.9
Gross Profit	89.0	53.2	58.1
Selling, General and Administrative	48.2	61.2	29.9
Research, Development and Engineering	2.4	71.4	1.4
Other Expense, Net	11.7	515.8	1.9
Income from Operations	$26.7	7.2%	$24.9

Net Sales

The Company’s Net Sales in the first quarter of 2004 increased by $277.9 million, or 93.3%, to $575.9 million from $298.0 million in the first quarter of 2003 due primarily to the addition of Graphic’s paperboard packaging business which increased Net Sales by $279.0 million. Foreign currency exchange rates positively impacted Net Sales by $15.3 million. These increases were somewhat offset by lower pricing, mix and volume in the Company’s North American beverage markets primarily as a result of increased market competitiveness.

Gross Profit

The Company’s Gross Profit in the first quarter of 2004 increased by $30.9 million, or 53.2%, to $89.0 million from $58.1 million in the first quarter of 2003. The Company’s gross profit margin decreased to 15.5% in the first quarter of 2004 from 19.5% in the first quarter of 2003. The decrease in gross profit margin was due primarily to lower pricing and volumes in North American beverage markets as a result of increased market competitiveness, lower margin product mix in North American markets including the addition of Graphic’s paperboard packaging business, higher energy and fiber costs, and inflation. The decrease in gross profit margin was somewhat offset by higher Net Sales as a result of the factors discussed above and worldwide cost reductions resulting from the Company’s cost reduction initiatives.

Selling, General and Administrative

Selling, General and Administrative expenses increased by $18.3 million, or 61.2%, to $48.2. million in the first quarter of 2004 from $29.9 million in the first quarter of 2003, due primarily to the addition of Graphic’s Selling, General and Administrative expenses of $11.5 million, expenses related to the Merger of $1.1 million, higher incentive expenses and inflation. As a percentage of Net Sales, Selling, General and Administrative expenses were 8.4% in the first quarter of 2004 and 10.0% in the first quarter of 2003.

Research, Development and Engineering

Research, Development and Engineering expenses increased by $1.0 million, or 71.4%, to $2.4 million in the first quarter of 2004 from $1.4 million in the first quarter of 2003, due to the addition of Graphic’s Research, Development and Engineering expenses of $1.0 million.

Other Expense, Net

Other Expense, Net was $11.7 million in the first quarter of 2004 as compared to $1.9 million in the first quarter of 2003. This change was principally due to higher amortization expense of $7.4 million due to the effects of purchase accounting in connection with the Merger and non-cash charges of approximately $3.0 million recorded in the first quarter of 2004 associated with the retirement of certain equipment, somewhat offset by the charge of approximately $1.9 million recorded in the first quarter of 2003 to write off deferred costs associated with the withdrawal of the proposed initial public offering of the Company’s common stock.

Income from Operations

Primarily as a result of the factors discussed above, the Company’s Income from Operations in the first quarter of 2004 increased by $1.8 million, or 7.2%, to $26.7 million from $24.9 million in the first quarter of 2003, while its operating margin decreased to 4.6% in the first quarter of 2004 from 8.4% in the first quarter of 2003.

Fluctuations in U.S. Currency Exchange Rates

The weakening of the U.S. dollar currency exchange rates as compared to the euro and other European currencies, and the Japanese yen had a modest impact on Net Sales, Gross Profit, Income from Operations, and operating expenses during the first quarter of 2004.

INTEREST INCOME, INTEREST EXPENSE, INCOME TAX EXPENSE, AND EQUITY IN NET EARNINGS OF AFFILIATES

Interest Income

Interest Income remained constant at $0.1 million in the first quarter of 2004 and 2003.

Interest Expense

Interest Expense increased by $4.0 million to $38.0 million in the first quarter of 2004 from $34.0 million in the first quarter of 2003 due primarily to higher debt balances following the Merger. The increase was somewhat offset by lower 3 month LIBOR interest rates on the variable rate portion of the debt portfolio and lower interest rates on the new Senior and Senior Subordinated notes.

Income Tax Expense

During the first quarter of 2004, the Company recognized an Income Tax Expense of $1.5 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $11.2 million. During the first quarter of 2003, the Company recognized an Income Tax Expense of $1.0 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $9.0 million. Income Tax Expense on income earned in the U.S. and certain foreign countries in the first quarter of 2004 and 2003 was fully offset by a reduction to valuation allowances recorded for those countries. Income Tax Expense for the first quarter of 2004 and 2003 was due primarily to income earned in other foreign countries where no valuation allowance is recorded. Since income earned in those foreign countries was higher for the first quarter of 2004 in comparison to the first quarter of 2003, Income Tax Expense was higher for the same period.

Equity in Net Earnings of Affiliates

Equity in Net Earnings of Affiliates increased by $0.1 million to $0.3 million in the first quarter of 2004 from $0.2 million in the first quarter of 2003 as a result of improved operations of the Company’s non-consolidated joint venture, Rengo Riverwood Packaging, Ltd.

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

Cash Flows

Cash and Equivalents decreased by approximately $7.0 million in the first quarter of 2004. Cash used in operating activities in the first quarter of 2004 totaled $22.0 million, compared to cash provided by operating activities of $17.1 million in the first quarter of 2003. This change was principally due to unfavorable changes in operating assets and liabilities, primarily receivables and accounts payable and other accrued liabilities, as a result of the additional working capital needs following the Merger and timing differences, including those associated with the Company’s payment of interest. Cash used in investing activities in the first quarter of 2004 totaled $48.9 million, compared to $20.7 million in the first quarter of 2003. This change was principally due to an increase in purchases of property, plant and equipment of approximately $25.4 million (see “— Capital Expenditures”). Cash provided by financing activities in the first quarter of 2004 totaled $63.9 million, compared to $0.4 million in the first quarter of 2003. This change was principally due to higher net borrowings under the Company’s revolving credit facilities primarily as a result of the above. Depreciation and amortization during the first quarter of 2004 totaled approximately $57.5 million and is expected to be approximately $220 million to $230 million in 2004.

Liquidity and Capital Resources

The Company’s liquidity needs arise primarily from debt service on its substantial indebtedness and from the funding of its capital expenditures, ongoing operating costs and working capital.

The following financing transactions (the “Related Financing Transactions”) were entered into in connection with the Merger:

• The entering into and borrowing under the Senior Secured Credit Agreement, dated as of August 8, 2003, among Graphic Packaging International, Inc. and the several lender parties thereto (the “Senior Secured Credit Agreement”), which provides for aggregate maximum borrowings of $1.6 billion under (i) a term loan facility (the “Term Loan Facility”) providing for term loans in an aggregate principal amount of $1.275 billion in two tranches, consisting of Tranche A term loans and Tranche B term loans, and (ii) a revolving credit facility (the “Revolving Credit Facility”) providing for up to $325 million in revolving loans (including standby and commercial letters of credit) outstanding at anytime, to Graphic Packaging International, Inc.

• The issuance and sale of $425 million in aggregate principal amount of 8.5% senior notes due 2011 (the “Senior Notes”) and $425 million in aggregate principal amount of 9.5% senior subordinated notes due 2013 (the “Senior Subordinated Notes”).

• The repayment of all outstanding amounts under each of RIC’s and Graphic’s prior senior secured credit facilities and the termination of all commitments under those facilities.

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

• The consummation of an anticipatory change of control tender offer and consent solicitation for all of Graphic’s 8 5/8% senior subordinated notes due 2012 (the “Prior Graphic Notes”) made in anticipation of the change of control offer required by the indenture governing the Prior Graphic Notes. Out of $300.0 million in aggregate principal amount of Prior Graphic Notes outstanding, approximately $299.1 million in aggregate principal amount of Prior Graphic Notes were tendered in the anticipatory change of control tender offer. On September 15, 2003, the Company completed the change of control offer required pursuant to the indenture governing the Prior Graphic Notes. As of March 31, 2004 and December 31, 2003, $0.8 million in principal amount of the Prior Graphic Notes were outstanding.

As of March 31, 2004, the Company had outstanding $2.2 billion of long-term debt, consisting primarily of $850 million aggregate principal amount of Senior Notes and Senior Subordinated Notes, $1,266 million of term loans under the Term Loan Facility, $82 million of revolving credit borrowings under the Revolving Credit Facility, and other debt issues and facilities.

Principal and interest payments under the Term Loan Facility and the Revolving Credit Facility, together with principal and interest payments on the Senior Notes and the Senior Subordinated Notes, represent significant liquidity requirements for the Company. The Tranche A term loans mature in 2009 and amortize in semi-annual installments over their term on the following amortization schedule: $3.75 million on June 30, 2004, $7.5 million on December 31, 2004 and June 30, 2005, $11.25 million on December 31, 2005 and June 30, 2006, $15.0 million on December 31, 2006 and June 30, 2007, and $18.75 million on December 31, 2007, June 30, 2008, December 31, 2008 and at maturity. The Tranche B term loans mature in 2010 and amortize in semi-annual installments of $5.625 million payable on December 31 and June 30 of each year through December 31, 2009, with a final payment of approximately $1.05 billion at maturity. The Revolving Credit Facility matures in 2009.

The loans under the Senior Secured Credit Agreement bear interest at fluctuating rates based upon the interest rate option elected by the Company. The loans under the Term Loan Facility bore interest as of March 31, 2004 at an average rate per annum of 3.9%. The Senior Notes and the Senior Subordinated Notes bear interest at rates of 8.5% and 9.5%, respectively. The loans under the Revolving Credit Facility bore interest as of March 31, 2004 at an average rate per annum of 4.5%.

Interest expense in 2004 is expected to be approximately $145 million, including approximately $9 million of non-cash amortization of deferred debt issuance costs. During the first quarter of 2004, cash paid for interest was approximately $57 million.

At March 31, 2004, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

(In millions of dollars)	Total Amount of Commitments	Total Amount Outstanding	Total Amount Available (A)
Revolving Credit Facility	$325.0	$81.9	$230.9
International Facilities	17.5	13.2	4.3
	$342.5	$95.1	$235.2

Note:

(A)      In accordance with its debt agreements, the Company’s availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of approximately $12.2 million as of March 31, 2004. These letters of credit are used as security against its self-insurance obligations, workers’ compensation obligations and an outstanding note payable. These letters of credit expire at various dates through 2005 unless extended.

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

The Company uses interest rate swaps to manage interest rate risks on future income caused by interest rate changes on its Term Loan Facility. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense related to the debt. At March 31, 2004 the Company had interest rate swap agreements with a notional amount of $845 million, which expire on various dates from 2004 to 2007 under which the Company will pay fixed rates of 1.89% to 3.27% and receive three-month LIBOR.

As of December 31, 2003, the Company had approximately $1,360.5 million of net operating loss carryforwards (“NOLs”). These NOLs generally may be used by the Company to offset taxable income earned in subsequent taxable years. However, the Company’s ability to use these NOLs to offset its future taxable income may be subject to significant limitation as a result of certain shifts in ownership due to direct or indirect transfers of the Company’s common stock by one or more 5-percent stockholders, or issuances or redemptions of the Company’s common stock, which, when taken together with previous changes in ownership of the Company’s common stock, constitute an ownership change under the Internal Revenue Code. Imposition of any such limitation on the use of NOLs could have an adverse effect on the Company’s future after tax free cash flow.

Covenant Restrictions

The Senior Secured Credit Agreement, which governs the Term Loan Facility and the Revolving Credit Facility, imposes restrictions on the Company’s ability to make capital expenditures and both the Senior Secured Credit Agreement and the indentures governing the Senior Notes and Senior Subordinated Notes (the “Notes”) limit the Company’s ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company’s ability to respond to market conditions, meet its capital spending program, provide for unanticipated capital investments or take advantage of business opportunities. The covenants contained in the Senior Secured Credit Agreement, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividend and other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of indentures under which the Notes are issued, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, make capital expenditures and engage in certain transactions with affiliates.

The financial covenants in the Senior Secured Credit Agreement specify, among other things, the following requirements for each four quarter period ending during the following test periods:

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

Note:

(A) See “—Credit Agreement EBITDA”

At March 31, 2004, the Company was in compliance with the financial covenants in the Senior Secured Credit Agreement. The Company’s ability to comply in future periods with the financial covenants in the Senior Secured Credit Agreement will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company’s control and will be substantially dependent on the selling prices for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business and profitability strategies. If a violation of any of the covenants occurred, the Company would attempt to get a waiver or an amendment from its lenders, although no assurance can be given that the Company would be successful in this regard. The Senior Secured Credit Agreement and the indentures governing the Senior Subordinated Notes and the Senior Notes have covenants as well as certain cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions.

The Senior Secured Credit Agreement is collateralized by substantially all of the Company’s domestic assets.

Credit Agreement EBITDA

The table below sets forth EBITDA as defined in the Company’s Senior Secured Credit Agreement, which is referred to in this report as “Credit Agreement EBITDA.” Credit Agreement EBITDA as presented below is a financial measure that is used in the Senior Secured Credit Agreement. Credit Agreement EBITDA is not a

defined term under accounting principles generally accepted in the United States and should not be considered as an alternative to income from operations or net income as a measure of operating results or cash flows as a measure of liquidity. Credit Agreement EBITDA differs from the term “EBITDA” (earnings before interest expense, income tax expense, and depreciation and amortization) as it is commonly used. In addition to adjusting net income to exclude interest expense, income tax expense, and depreciation and amortization, Credit Agreement EBITDA also adjusts net income by excluding certain other items and expenses, as specified below. The Company’s definition of Credit Agreement EBITDA may differ from that of other similarly titled measures at other companies. The Senior Secured Credit Agreement requires the Company to comply with a specified consolidated debt to Credit Agreement EBITDA leverage ratio and a specified Credit Agreement EBITDA to consolidated interest expense ratio for specified periods, as described in the preceding section, “Covenant Restrictions.”

Borrowings under the Senior Secured Credit Agreement are a key source of the Company’s liquidity. The Company’s ability to borrow under the Senior Secured Credit Agreement is dependent on, among other things, its compliance with the financial ratio covenants referred to in the preceding section. Failure to comply with these financial ratio covenants would result in a violation of the Senior Secured Credit Agreement and, absent a waiver or amendment from the lenders under such agreement, permit the acceleration of all outstanding borrowings under the Senior Secured Credit Agreement.

The calculation of Credit Agreement EBITDA for the periods indicated is set forth below. Credit Agreement EBITDA for the three months ended March 31, 2004 is calculated in accordance with the Senior Secured Credit Agreement. Credit Agreement EBITDA for the twelve months ended March 31, 2004 and December 31, 2003 is calculated on a pro forma basis giving effect to the Merger in accordance with the Senior Secured Credit Agreement. Credit Agreement EBITDA for the three months ended March 31, 2003 is also calculated on a pro forma basis giving effect to the Merger as if the Senior Secured Credit Agreement was in effect with respect to such period. See Note 2 in Notes to Condensed Consolidated Financial Statements for selected unaudited pro forma combined financial information giving effect to the Merger.

	Three Months Ended		Twelve Months Ended
(Amounts in Millions)	Mar. 31, 2004	Mar. 31, 2003	Mar. 31, 2004	Dec. 31, 2003
	Actual	Pro Forma	Pro Forma	Pro Forma
Unaudited Combined Loss Attributable to Common Stockholders	$(12.4)	$(8.9)	$(77.9)	$(74.4)
Income Tax Expense	1.5	1.0	3.1	2.5
Interest Expense, Net	37.9	36.1	149.9	148.1
Depreciation and Amortization	57.5	52.9	219.6	214.9
Equity in Net Earnings of Affiliates	(0.3)	(0.2)	(1.5)	(1.3)
Other Non-Cash Charges (A)	9.5	5.3	36.0	31.8
Merger Related Expenses	0.8	2.3	11.6	13.1
Dividends from Equity Investments	1.1	—	1.7	0.7
Loss on Early Extinguishment of Debt	—	—	46.6	46.6
Credit Agreement EBITDA (B)	$95.6	$88.5	$389.1	$382.0

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

Capital Expenditures

The Company’s capital spending for the three months ended March 31, 2004 was approximately $45.0 million, up 129.6% from $19.6 million for the three months ended March 31, 2003. During the first three months of 2004, the Company had capital spending of approximately $11.9 million for improving process capabilities, approximately $24.9 million for its beverage multiple packaging converting operations initiative, approximately $7.1 million for manufacturing packaging machinery and approximately $1.1 million for compliance with cluster rules. Total capital spending for 2004 is expected to be approximately $150 million and is expected to relate principally to improving the Company’s process capabilities (approximately $126 million), the production of packaging machinery (approximately $18 million) and environmental cluster rules compliance (approximately $6 million). Through 2005, the Company anticipates that it will spend approximately $22 million at its U.S. mills to comply with the cluster rules. The Company is accelerating certain capital driven cost reduction projects that it anticipates will deliver benefits in 2004 and 2005.

Related Party Transactions – Coors Brewing Company

Coors Brewing Company, a subsidiary of Adolph Coors Company, accounted for approximately $22.9 million of the Company’s Net Sales during the three months ended March 31, 2004. The loss of Coors Brewing Company as a customer in the foreseeable future could have a material effect on the Company’s results of operations. The supply agreement, effective April 1, 2003, with Coors Brewing Company will not expire until December 31, 2006.

Seasonality

The Company’s net sales, income from operations and cash flows from operations are subject to moderate seasonality, with demand usually increasing in the spring and summer due to the seasonality of the worldwide beverage multiple packaging markets.

Environmental Matters

The Company is subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including those governing discharges to air, soil and water, the management, treatment and disposal of hazardous substances, the investigation and remediation of contamination resulting from releases of hazardous substances, and the health and safety of employees. The Company’s environmental liabilities and obligations may result in significant costs, which could negatively impact its financial condition and results of operations. Capital expenditures may be necessary for the Company to comply with such laws and regulations, including the U.S. Environmental Protection Agency’s regulations mandating stringent controls on air and water discharges from pulp and paper mills, or the cluster rules. Any failure to comply with environmental, health and safety laws or any permits and authorizations required thereunder could subject the Company to fines or sanctions. In addition, some of the Company’s current and former facilities, and facilities at which it disposed of hazardous substances, are the subject of environmental investigations and remediations resulting from releases of hazardous substances or other constituents. Some current and former facilities have a history of industrial usage for which investigation and remediation obligations could be imposed in the future or for which indemnification claims could be asserted against the Company. The Company cannot predict with certainty future investigation or remediation costs or future costs relating to indemnification claims. Also, potential future closures of facilities may necessitate further investigation and remediation at those facilities.

The federal Clean Air Act imposes stringent limits on air emissions, establishes a federal permit program (Title V) and provides for enforcement sanctions. Where necessary, the Company’s plants have received or submitted an application to the appropriate permitting authority for a Title V permit. The Company from time to time upgrades and replaces equipment in order to comply with air quality standards.

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

The federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) establishes liability for waste generators, current and former site owners and operators and others in connection with releases of hazardous substances. In several instances, the Company has been identified as a Potentially Responsible Party (“PRP”) under CERCLA and similar state laws with respect to remediation of sites at which hazardous substances have been released. Management believes that these actions are not material. The Company is involved in investigation and remediation projects for certain properties that it currently or formerly owned or operated. The Company has also received demands arising out of alleged contamination of various properties currently or formerly operated by it, and at certain waste disposal sites. The Company’s costs in many instances cannot be reliably estimated until the remediation process is substantially underway or the liability has been addressed.

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

Information Concerning Forward-Looking Statements

Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in “—Merger” regarding the Company’s expectations that it will achieve specified synergies; (ii) the statements in “—  Significant Factors That Impact Its Business” concerning (a) the Company’s expectations regarding packaging machinery placements and (b) the improvements which the Company’s long-term initiatives, including, without limitation, its global continuous improvement and beverage carton converting operations initiatives, are designed to achieve; (iii) the statements in “—Financial Condition, Liquidity and Capital Resources” concerning (a) the Company’s expectation that depreciation and amortization for 2004 will be approximately $220 million to $230 million, (b) the Company’s expectation that 2004 interest expense will be approximately $145 million, including approximately $9 million of non-cash amortization of deferred debt issuance costs, (c) the Company’s belief that cash generated from operations, together with amounts available under available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs, (d) the Company’s expectation that capital expenditures will be approximately $150 million in 2004, and (e) the Company’s expectations with respect to capital spending that may be required to comply with the cluster rules and that, based on current knowledge, environmental costs and legal proceedings are not expected to have a material impact on the results of operations, cash flows or financial condition of the Company (see Note 5 in Notes to Condensed Consolidated Financial Statements), and (iv) other statements as to management’s or the Company’s expectations and beliefs presented in this report.

Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. The following important factors, and those important factors described elsewhere in this report, could affect (and in some cases have affected) the Company’s actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements:

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

•                  Any prolonged disruption in production due to labor difficulties, equipment failures, destruction of or material damage to any of the Company’s four paperboard mills could have a material adverse effect on the Company’s net sales, margins and cash flows.

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

•                  The Company may be limited in the future in the amount of NOL carryforwards that it can use to offset income, which could have an adverse effect on the Company’s future after tax free cash flow.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rates

For a discussion of certain market risks related to the Company, see Part II, Item 7A, “Quantitative and Qualitative Disclosure about Market Risk”, in the Company’s Annual Report on Form 10-K for the fiscal period ended December 31, 2003. There have been no significant developments with respect to derivatives or exposure to market risk during the first three months of 2004; see Note 7 in Notes to Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations “-Liquidity and Capital Resources”.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management has carried out an evaluation, with the participation of its chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon management’s evaluation, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In February 2004, the Company dismissed a lawsuit filed in the U.S. District Court for the Northern District of Georgia against MeadWestvaco Corporation alleging infringement of US Patent 6,578,736 covering the Company’s Fridge Vendor® carton. As part of the settlement between the parties, the Company and MeadWestvaco have entered into a global cross license of their intellectual property related to Fridge Vendor style carton, which the Company will supply to CCE in various locations that were being supplied by MeadWestvaco. Additional information regarding legal proceedings in which the Company is involved is provided in Note 5 to Notes to Condensed Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the first quarter of 2004, there were no matters submitted to a vote of security holders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)              Exhibit Index

Exhibit Number	Description

31.1	Certification required by Rule 13a-14(a).

31.2	Certification required by Rule 13a-14(a).

32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

b. Reports on Form 8-K.

Reports on Form 8-K filed with the SEC:

None.

Reports on Form 8-K furnished to the SEC on:

February 5, 2004 reporting the Registrant’s fourth quarter 2003 results.

February 5, 2004 reporting the dismissal of a lawsuit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHIC PACKAGING CORPORATION
(Registrant)

/s/ STEPHEN A. HELLRUNG	Senior Vice President, General
Stephen A. Hellrung	Counsel and Secretary	May 6, 2004

/s/ JOHN T. BALDWIN	Senior Vice President and
John T. Baldwin	Chief Financial Officer (Principal Financial and Accounting Officer)	May 6, 2004