Form 10-Q
period 2004-06-30
GRAPHIC PACKAGING CORP
filed 2004-08-05
CIK 886239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes ☐  No ☒

As of July 30, 2004, there were 198,578,608 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GRAPHIC PACKAGING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Millions, Except Share Amounts)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and Equivalents	$5.3	$17.5
Receivables, Less Allowance for Doubtful Accounts of $3.3 and $4.4 at June 30, 2004 and December 31, 2003, respectively	227.5	198.5
Inventories	301.7	306.9
Prepaid Expenses	15.5	15.1

Total Current Assets	550.0	538.0
Property, Plant and Equipment, Net of Accumulated Depreciation of $988.6 and $908.4 at June 30, 2004 and December 31, 2003, respectively	1,678.9	1,722.9
Goodwill	643.8	624.3
Intangible Assets, Net of Accumulated Amortization of $55.0 and $38.0 at June 30, 2004 and December 31, 2003, respectively	176.1	192.3
Other Assets	120.6	122.8

Total Assets	$3,169.4	$3,200.3

LIABILITIES
Current Liabilities:
Short-Term Debt	$38.8	$38.4
Accounts Payable and Other Accrued Liabilities	321.5	346.7
Total Current Liabilities	360.3	385.1

Long Term Debt, Less Current Portion	2,108.5	2,116.2
Other Noncurrent Liabilities	220.2	210.0
Total Liabilities	2,689.0	2,711.3

SHAREHOLDERS’ EQUITY
Preferred Stock par value $0.01 per share; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock par value $0.01 per share; 500,000,000 shares authorized; 198,528,608 and 198,378,110 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	2.0	2.0
Capital in Excess of Par Value	1,169.0	1,168.5
Accumulated Deficit	(610.2)	(598.0)
Minimum Pension Liability Adjustment	(59.1)	(60.2)
Accumulated Derivative Instruments Loss	(6.9)	(12.7)
Cumulative Currency Translation Adjustment	(14.4)	(10.6)
Total Shareholders’ Equity	480.4	489.0
Total Liabilities and Shareholders’ Equity	$3,169.4	$3,200.3

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net Sales	$606.3	$338.6	$1,182.2	$636.6
Cost of Sales	508.2	276.3	995.1	516.2
Selling, General and Administrative	49.2	30.8	97.4	60.7
Research, Development and Engineering	2.4	1.9	4.8	3.4
Other Expense, Net	9.8	0.4	21.5	2.2
Income from Operations	36.7	29.2	63.4	54.1
Interest Income	0.1	0.1	0.2	0.2
Interest Expense	(36.1)	(33.8)	(74.1)	(67.8)
Income (Loss) before Income Taxes and Equity in Net Earnings of Affiliates	0.7	(4.5)	(10.5)	(13.5)
Income Tax Expense	(0.9)	(2.4)	(2.4)	(3.4)
Equity in Net Earnings of Affiliates	0.4	0.5	0.7	0.7
Net Income (Loss)	$0.2	$(6.4)	$(12.2)	$(16.2)

Income (Loss) Per Share - Basic	$0.00	$(0.06)	$(0.06)	$(0.14)
Income (Loss) Per Share - Diluted	$0.00	$(0.06)	$(0.06)	$(0.14)

Weighted Average Number of Shares Outstanding - Basic	198.5	114.9	198.4	114.9
Weighted Average Number of Shares Outstanding - Diluted	202.4	114.9	198.4	114.9

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in Millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net Income (Loss)	$0.2	$(6.4)	$(12.2)	$(16.2)
Other Comprehensive Income (Loss):
Minimum Pension Liability Adjustment, Net of Tax of $0	1.1	—	1.1	—
Derivative Instruments Gain, Net of Tax of $0	6.9	0.7	5.8	0.5
Foreign Currency Translation Adjustments, Net of Tax of $0	(2.7)	6.1	(3.8)	7.6

Comprehensive Income (Loss)	$5.5	$0.4	$(9.1)	$(8.1)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Millions)

(Unaudited)

	Six Months Ended
	June 30, 2004	June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(12.2)	$(16.2)
Noncash Items Included in Net Loss:
Depreciation and Amortization	114.2	62.0
Deferred Income Taxes	(1.0)	0.2
Pension, Postemployment and Postretirement Benefits Expense, Net of Contributions	12.7	8.4
Equity in Net Earnings of Affiliates, Net of Dividends	0.4	—
Amortization of Deferred Debt Issuance Costs	4.4	3.6
Loss on Retirement of Assets	4.9	—
Other, Net	(1.8)	(0.6)
Changes in Operating Assets & Liabilities:
Receivables	(27.8)	(18.2)
Inventories	1.6	1.5
Prepaid Expenses	0.6	(3.1)
Accounts Payable and Other Accrued Liabilities	(26.0)	14.7
Other Noncurrent Liabilities	(1.0)	2.8
Net Cash Provided by Operating Activities	69.0	55.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property, Plant and Equipment	(75.3)	(47.6)
Proceeds from Sales of Assets, Net of Selling Costs	9.6	—
Increase in Other Assets	(6.8)	(1.3)
Net Cash Used in Investing Activities	(72.5)	(48.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under Revolving Credit Facilities	302.1	273.3
Payments on Revolving Credit Facilities	(301.2)	(250.1)
Payments on Debt	(9.8)	(38.9)
Issuance of Common Stock	0.1	—
Repurchases of Redeemable Common Stock	—	(0.4)
Net Cash Used in Financing Activities	(8.8)	(16.1)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	0.1	0.3
Net Decrease in Cash and Equivalents	(12.2)	(9.6)
Cash and Equivalents at Beginning of Period	17.5	13.8
CASH AND EQUIVALENTS AT END OF PERIOD	$5.3	$4.2

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

NOTE 2 — MERGER

The Merger was consummated primarily to create a value-added paperboard packaging company. Prior to the consummation of the Merger, Riverwood Holding had two classes of common stock. There were 9.0 million shares of Class A common stock, par value $0.01, authorized with 7.0 million shares outstanding at August 8, 2003. There were 3.0 million shares of Class B common stock, par value $0.01, authorized with 0.5 million shares outstanding at August 8, 2003. In connection with the Merger, the Company’s Board of Directors approved a 15.21-to-one stock split. At the time, the Class A and Class B common stock were reclassified as one class of common stock, par value $0.01. Immediately after the stock split, there were 500.0 million shares of common stock authorized with 114.8 million shares outstanding. The aggregate par value of the issued common stock was increased by $1.1 million as a result of keeping the par value price $0.01. Accordingly, Capital in Excess of Par Value was decreased $1.1 million. In connection with the Merger, the shareholders of Graphic Packaging International Corporation received one share of the Company’s common stock and associated shareholder rights for each share of Graphic Packaging

International Corporation common stock and associated shareholder rights they owned prior to the Merger. Accordingly, Capital in Excess of Par Value increased $419.5 million.

The Company determined that the relative outstanding share ownership and the designation of certain senior management positions require the Company to be the acquiring entity for accounting purposes, resulting in the historical financial statements of Riverwood Holding becoming the historical financial statements of Graphic Packaging Corporation. The assets and liabilities of the acquired business are included in the condensed consolidated balance sheets at June 30, 2004 and December 31, 2003. The accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2004 includes the results of Graphic. The accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2003 represent the results of the Company only. The purchase price for the acquisition, including transaction costs, has been allocated to the assets acquired and liabilities assumed based on the estimated fair market values at the date of the Merger. Goodwill is allocated entirely to the paperboard packaging segment and is not deductible for tax purposes. The purchase price allocation for the Merger is preliminary and further adjustments may be made as valuations for property, plant, equipment, and intangible assets are finalized. The stock-for-stock exchange resulted in the issuance of approximately 83.4 million shares of common stock to fund the purchase price of $469.8 million. The preliminary purchase price allocation is as follows:

(Amounts in Millions)
Current assets	$209.6
Property, plant & equipment	480.3
Goodwill	375.8
Intangible assets	162.0
Other assets	20.0
Total assets aquired	$1,247.7

Accounts payable and accrued expenses	$150.9
Total debt	496.6
Pension and other post-retirement liabilities, assumed merger related liabilities, and other	130.4
Total Liabilities assumed	$777.9

See also Note 9 – RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES.

Selected Unaudited Pro Forma Combined Financial Information

The following unaudited pro forma combined financial information is presented to show the estimated effect of the Merger and the Related Financing Transactions (as defined herein) and represents the Company’s pro forma combined financial information for the three and six months ended June 30, 2003 as if the Merger and Related Financing Transactions had occurred on January 1, 2003. The unaudited pro forma combined financial information includes adjustments directly attributable to the Merger and the Related Financing Transactions that are expected to have a continuing impact on the Company. The pro forma adjustments are based upon available information and certain assumptions that management believes are reasonable.

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

• The consummation of an anticipatory change of control tender offer and consent solicitation for all of Graphic’s 8 5/8% senior subordinated notes due 2012 (the “Prior Graphic Notes”) made in anticipation of the change of control offer required by the indenture governing the Prior Graphic Notes. Out of $300.0 million in aggregate principal amount of Prior Graphic Notes outstanding, approximately $299.1 million in aggregate principal amount of Prior Graphic Notes were tendered in the anticipatory change of control tender offer. On September 15, 2003, the Company completed the change of control offer required pursuant to the indenture governing the Prior Graphic Notes. As of June 30, 2004 and December 31, 2003, $0.8 million in principal amount of the Prior Graphic Notes was outstanding.

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

The pro forma financial information is based on the Company’s actual financial results for the period indicated and the historical results of Graphic from the beginning of the period presented through June 30, 2003. The pro forma financial information has been prepared in accordance with accounting principles generally accepted in the United States of America and is provided for comparison and analysis purposes only. The unaudited pro forma combined financial information does not purport to represent the combined company’s results of operations or financial condition had the Merger and Related Financing Transactions actually occurred as of such dates or of the results that the combined company would have achieved after the Merger. The unaudited pro forma combined financial information is as follows:

Combined Company

Unaudited Condensed Pro Forma Combined Statement of Operations

For the Three Months Ended June 30, 2003

(Amounts in Millions, Except Per Share Amounts)

	Company	Graphic	Pro Forma Adjustments		Condensed Pro Forma Combined
Net Sales	$338.6	$275.0	$(14.6	)A	$599.0
Cost of Sales	276.3	244.5	(14.6	)A	505.7
			(0.5	)B
Selling, General and Administrative, Research, Development and Engineering	33.1	17.9	6.9	B	57.9
Income from Operations	29.2	12.6	(6.4)		35.4
Interest Expense, Net	(33.7)	(9.7)	7.2	C	(36.2)
(Loss) Income before Income Taxes and Equity in Net Earnings of Affiliates	(4.5)	2.9	0.8		(0.8)
Income Tax Expense	(2.4)	(1.2)	—		(3.6)
(Loss) Income before Equity in Net Earnings of Affiliates	(6.9)	1.7	0.8		(4.4)
Equity in Net Earnings of Affiliates	0.5	—	—		0.5
Net (Loss) Income	(6.4)	1.7	0.8		(3.9)
Preferred Stock Dividends Declared	—	2.5	(2.5	)D	—
Net (Loss) Income Attributable to Common Stockholders	$(6.4)	$(0.8)	$3.3		$(3.9)

Loss Per Share - Basic	$(0.06)				$(0.02)
Loss Per Share - Diluted	$(0.06)				$(0.02)

Weighted Average Number of Shares Outstanding:
Basic	114.9				198.4
Diluted	114.9				198.4

Combined Company

Unaudited Condensed Pro Forma Combined Statement of Operations

For the Six Months Ended June 30, 2003

(Amounts in Millions, Except Per Share Amounts)

	Company	Graphic	Pro Forma Adjustments		Condensed Pro Forma Combined
Net Sales	$636.6	$535.9	$(30.4	)A	$1,142.1
Cost of Sales	516.2	478.7	(30.4	)A	963.4
			(1.1	)B
Selling, General and Administrative, Research, Development and Engineering	66.3	35.2	13.8	B	115.3
Income from Operations	54.1	22.0	(12.7)		63.4
Interest Expense, Net	(67.6)	(19.1)	14.4	C	(72.3)
(Loss) Income before Income Taxes and Equity in Net Earnings of Affiliates	(13.5)	2.9	1.7		(8.9)
Income Tax Expense	(3.4)	(1.2)	—		(4.6)
(Loss) Income before Equity in Net Earnings of Affiliates	(16.9)	1.7	1.7		(13.5)
Equity in Net Earnings of Affiliates	0.7	—	—		0.7
Net (Loss) Income	(16.2)	1.7	1.7		(12.8)
Preferred Stock Dividends Declared	—	5.0	(5.0	)D	—
Net (Loss) Income Attributable to Common Stockholders	$(16.2)	$(3.3)	$6.7		$(12.8)

Loss Per Share - Basic	$(0.14)				$(0.06)
Loss Per Share - Diluted	$(0.14)				$(0.06)

Weighted Average Number of Shares Outstanding:
Basic	114.9				198.4
Diluted	114.9				198.4

Adjustments in the unaudited condensed pro forma combined financial statements are as follows:

A RIC sold coated unbleached kraft paperboard (“CUK”) folding boxboard to Graphic for use in certain cartons manufactured by Graphic. This pro forma adjustment eliminates the intercompany sales and cost of sales of $14.6 million and $30.4 million for the three months and six months ended June 30, 2003, related to this activity.

B The amortization of the identifiable intangible assets (customer relationships, patents and proprietary technology) is reflected as a pro forma adjustment to the unaudited condensed pro forma combined statement of operations. The Company is amortizing the estimated fair value of the identifiable intangibles of approximately $162.0 million on a straight-line basis over an average estimated useful life of eighteen years except for non-compete agreements which have an estimated useful life of approximately one year. Depreciation expense would have decreased by $0.5 million and $1.1 million for the three months and six months ended June 30, 2003, respectively, as a result of the Company revising the depreciable asset lives and the fair value of the property purchased in the Merger. The net effect of this increased amortization and decreased depreciation of $6.4 million and $12.7 million for the three months and six months ended June 30, 2003, respectively, is reflected in the unaudited condensed pro forma combined statement of operations as follows:

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Cost of Sales	$(0.5)	$(1.1)
Selling, General and Administrative, Research, Development and Engineering	6.9	13.8

Total Net Additional Amortization and Depreciation of Intangible Assets and Property, Plant and Equipment	$6.4	$12.7

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

D To reflect the new equity structure of the Company, including conversion of $100 million of Graphic’s convertible preferred stock into common stock (accordingly there are no preferred stock dividends declared).

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

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation,” the Company continues to apply intrinsic value accounting for its stock option plans under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Compensation cost for stock options, if any, is measured as the excess of the market price of the Company’s common stock at the date of grant over the exercise price to be paid by the grantee to acquire the stock. The Company has adopted disclosure-only provisions of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.” If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, the Company’s Net Income (Loss) would have been as follows:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net Income (Loss), As Reported	$0.2	$(6.4)	$(12.2)	$(16.2)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	1.0	0.3	2.4	0.6

(Deduct) Add: Total stock-based employee compensation (expense) income determined under fair value based method for all awards, net of related tax effects	(3.2)	0.3	(6.8)	0.6

Adjusted Net Loss	$(2.0)	$(5.8)	$(16.6)	$(15.0)

Income (Loss) Per Basic Share-As Reported	$0.00	$(0.06)	$(0.06)	$(0.14)
Income (Loss) Per Basic Share-As Adjusted	$(0.01)	$(0.05)	$(0.08)	$(0.13)

Income (Loss) Per Diluted Share-As Reported	$0.00	$(0.06)	$(0.06)	$(0.14)
Income (Loss) Per Diluted Share-As Adjusted	$(0.01)	$(0.05)	$(0.08)	$(0.13)

The following table displays the intangible assets that continue to be subject to amortization and aggregate amortization expense as well as intangible assets not subject to amortization as of June 30, 2004 and December 31, 2003:

	As of June 30, 2004
(In millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets:
Customer Relationships	$109.9	$4.6	$105.3
Non-Compete Agreements	23.3	18.5	4.8
Patents, Trademarks and Licenses	97.9	31.9	66.0
	$231.1	$55.0	$176.1

Unamortizable Intangible Assets:
Goodwill	$643.8	—	$643.8

	As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets:
Customer Relationships	$109.9	$2.0	$107.9
Non-Compete Agreements	23.3	7.3	16.0
Patents, Trademarks and Licenses	97.1	28.7	68.4
	$230.3	$38.0	$192.3

Unamortizable Intangible Assets:
Goodwill	$624.3	—	$624.3

The Company recorded amortization expense of $8.6 million and $1.0 million for the three months ended June 30, 2004 and 2003, respectively, and $16.9 million and $1.9 million for the six months ended June 30, 2004 and 2003, respectively, relating to intangible assets subject to amortization. The Company expects amortization expense to be approximately $26 million for 2004 and approximately $12 million for each of the following four fiscal years.

NOTE 4— INVENTORIES

The major classes of inventories were as follows:

(In millions of dollars)	June 30, 2004	December 31, 2003
Finished goods	$168.9	$172.8
Work-in progress	19.2	22.6
Raw materials	69.2	66.0
Supplies	44.4	45.5
	$301.7	$306.9

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

NOTE 5 — CONTINGENCIES AND COMMITMENTS

The Company is subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including those governing discharges to air, soil and water, the management, treatment and disposal of hazardous substances, the management, treatment and disposal of solid and hazardous wastes, the investigation and remediation of contamination resulting from historical site operations and releases of hazardous substances, and the health and safety of employees. The Company’s environmental potential liabilities and obligations may result in significant costs, which could negatively impact its financial condition and results of operations. In addition, capital expenditures may be necessary for the Company to comply with such laws and regulations, including the U.S. Environmental Protection Agency’s regulations mandating stringent controls on air and water discharges from pulp and paper mills (referred to herein as the “cluster rules”). Any failure to comply with environmental, health and safety laws or any permits and authorizations required thereunder could subject the Company to fines, corrective action or other sanctions. In addition, some of the Company’s current and former facilities are the subject of environmental investigations and remediations resulting from historical operations and the release of hazardous substances or other constituents. Some current and former facilities have a history of industrial usage for which investigation and remediation obligations may be imposed in the future or for which indemnification claims may be asserted against the Company. The Company cannot predict with certainty future investigation or remediation costs or future costs relating to historical usage or indemnification claims. Also, potential future closures or sales of facilities may necessitate further investigation and which may result in future remediation at those facilities. The Company will continue to review and revise its estimate of potential, contingent environmental liabilities related to past, present and future operations as additional information related to its environmental liabilities is obtained.

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

The federal Clean Water Act establishes a system of minimum national effluent standards for each industry, water quality standards for the nation’s waterways and a permit program that provides discharge limitations and provides for enforcement sanctions. It also regulates releases of pollutants and spills of pollutants, including oil and hazardous materials. Many of the Company’s facilities have discharges of pollutants which are permitted by appropriate regulatory agencies permitting the discharge to publicly owned treatment works or to surface water.

The federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) establishes liability for waste generators, current and former site owners and operators and others in connection with release of hazardous substances. In several instances, the Company has been identified as a Potentially Responsible Party (“PRP”) under CERCLA and similar state laws with respect to remediation of sites at which hazardous substances have been released. At many of these sites, the liability of the Company has been resolved through settlement with other PRPs and/or appropriate regulatory agencies. The remaining sites which are currently known and at which Graphic’s liability is not resolved are believed by the Company not to be material.

The Company is involved in investigation and remediation projects for certain properties that it currently owns or formerly owned or operated. The Company has also received demands arising out of alleged contamination of various properties currently for formerly operated by it, and at certain waste disposal sites. The Company believes that these potential liabilities are either not material or that in many instances the potential for liability cannot be reasonably estimated until investigations have been completed and the need for and scope of remediation have been determined.

To address contingent losses at those sites where available information indicates that liability is probable or at which liability has been incurred and a range of amounts of the liability can be reasonably estimated and the estimation of the amount of the liability is material, an environmental reserve has been established. To the extent that additional costs may be incurred that exceed the accrued reserves, such amounts are not expected to have a material impact on the financial condition of the Company, although no assurances can be given that significant costs will not be incurred in connection with contingent environmental site liabilities, including the sites specifically identified below:

North Portland, Oregon Facility.  The presence of contamination in soils on and groundwater beneath the North Portland facility has been identified at levels exceeding Oregon state screening limits. Current information indicates that the contamination is naturally attenuating, is confined and/or is the result of off-site contamination which has migrated to groundwater beneath the facility. The facility is listed on the Oregon Confirmed Release List; however, the facility is under no current order or agreement to conduct additional investigation and/or remediation at this time. The EPA has determined that it will require no further action at the site. The Company believes it is probable that additional investigation will be required at the facility by Oregon although it is not possible to predict a time-table for additional action. Based on current information, the Company believes that no active remediation will be required as a result of any additional investigation at the facility.

Kalamazoo Paperboard Mill and Carton Plant.  The Kalamazoo facilities and adjacent properties have long histories of industrial and commercial usages. Portions of the property on which the mill is located have been found to contain contamination exceeding Michigan state screening levels. Restrictive covenants restricting land usage in portions of the mill property where contamination has been identified have been recorded to address contamination in those areas. The Company believes that there is a reasonable possibility that some or all of the contamination which has been identified at the facility will be determined to be the result of past activities unrelated to the Company’s operations; however, further investigation will be necessary to make a final determination. Although the Company is not under any current order or agreement to conduct additional site investigation, the Company plans to submit an Interim Remedial Action Plan (“IRAP”) to investigate and address the presence of contamination at the mill during the third or fourth quarter of 2004. The IRAP will be conducted over a five (5) year period. There is not sufficient information available to determine whether any additional investigation or remediation will be required after completion of the IRAP nor is there sufficient information to reasonably estimate the cost of any additional investigation or remediation beyond the requirements of the IRAP.

Manville Forest Products Wood Treatment Facility.  On July 6, 2000, the Company entered into a settlement agreement with the Louisiana Department of Environmental Quality (“LDEQ”) to resolve claims against the Company for liability related to the historical operations at a decommissioned, wood treatment facility in Shreveport, Louisiana located on Line Avenue. Subsequently, the Company and the LDEQ reached an agreement with Olin Corporation, a former site owner/operator, to contribute 50% of all remedial activities. The Company has completed and the LDEQ has approved the remedial action required by the settlement agreement. Under the settlement agreement, the Company and Olin are obligated to conduct long-term monitoring and maintenance of the site.

The Company is a party to a number of lawsuits arising in the ordinary conduct of its business. Although the timing and outcome of these lawsuits cannot be predicted with certainty, the Company does not believe that disposition of these lawsuits will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 6 — BUSINESS SEGMENT INFORMATION

The Company reports its results in two business segments: paperboard packaging and containerboard/other. These segments are evaluated by the chief operating decision maker based primarily on income from operations. The Company’s reportable segments are based upon strategic business units that offer different products. The paperboard packaging business segment includes the production and sale of paperboard for its beverage multiple packaging and consumer products packaging businesses from its West Monroe, Louisiana, Macon, Georgia, Kalamazoo, Michigan and Norrköping, Sweden mills; carton converting facilities in the United States, Europe, Brazil and Canada; and the design, manufacture and installation of packaging machinery related to the assembly of cartons. The containerboard/other business segment primarily includes the production and sale of linerboard, corrugating medium and kraft paper from paperboard mills in the United States.

Business segment information is as follows:

	Three Months Ended		Six Months Ended
(In millions of dollars)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
NET SALES:
Paperboard Packaging	$583.9	$319.1	$1,141.2	$595.0
Containerboard/Other	22.4	19.5	41.0	41.6
	$606.3	$338.6	$1,182.2	$636.6

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$65.4	$43.1	$118.3	$82.0
Containerboard/Other	(7.0)	(6.4)	(15.5)	(13.1)
Corporate	(21.7)	(7.5)	(39.4)	(14.8)
	$36.7	$29.2	$63.4	$54.1

NOTE 7 — FINANCIAL INSTRUMENTS, DERIVATIVES AND HEDGING ACTIVITIES

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

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks on future income caused by interest rate changes on its variable rate Term Loan facility. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense related to the debt. At June 30, 2004 the Company had interest rate swap agreements with a notional amount of $770 million, which expire on various dates from 2004 to 2007 under which the Company will pay fixed rates of 1.89% to 3.27% and receive three-month LIBOR.

During the six months ended June 30, 2004, there was approximately $1.9 million determined to be the ineffective portion related to changes in the fair value of the interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to certain commodity purchases, the Company entered into fixed price natural gas contracts designed to effectively hedge prices for a portion of its natural gas requirements at its U.S. mills through January 2005. These contracts are not accounted for as derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (‘‘SFAS No. 133’’), as they qualify for the normal purchase exemption.

Foreign Currency Risk

The Company enters into forward exchange contracts to manage risks associated with future variability in cash flows resulting from anticipated foreign currency transactions adversely affected by changes in exchange rates. Gains/losses, if any, related to these contracts are recognized in income when the anticipated transaction affects income.

At June 30, 2004 and December 31, 2003, multiple forward exchange contracts existed that expire on various dates through the year 2004. When measured in U.S. dollars at June 30, 2004 exchange rates, the notional amount of the purchased forward exchange contracts totaled approximately $68.0 million. When measured in U.S. dollars at December 31, 2003 exchange rates, the notional amount of the purchased forward exchange contracts totaled approximately $141.7 million.

No amounts were reclassified to earnings during the six months ended June 30, 2004 in connection with forecasted transactions that were no longer considered probable of occurring and there was no material ineffective portion related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all accounts receivable and certain accounts payable resulting from transactions denominated in foreign currencies in order to manage risks associated with foreign currency transactions adversely affected by changes in exchange rates. At June 30, 2004 and December 31, 2003, the Company had various foreign currency forward exchange contracts, with maturities ranging up to six months. When aggregated and measured in U.S. dollars at period-end exchange rates, the net notional amount of these forward currency exchange contracts totaled approximately $27.2 million and $29.3 million at June 30, 2004 and December 31, 2003, respectively. Generally, unrealized gains and losses resulting from these contracts are recognized in operations and approximately offset corresponding unrealized gains and losses recognized on the hedged accounts receivable or payable. These contracts are presently being and will continue to be marked to market through the income statement.

Accumulated Derivative Instruments Loss

The following is a reconciliation of changes in the fair value of the interest rate swap agreements and foreign currency forward and option contracts which have been recorded as Accumulated Derivative Instruments Loss in the accompanying Condensed Consolidated Balance Sheet at June 30, 2004 and at June 30, 2003 and as Derivative Instruments Loss in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2004 and 2003.

(In millions of dollars)	2004	2003
Balance at January 1	$(12.7)	$(6.1)
Reclassification to earnings	(6.2)	(2.7)
Current period change in fair value	12.0	3.2
Balance at June 30	$(6.9)	$(5.6)

The balance recorded in Accumulated Derivative Instruments Loss at June 30, 2004 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings over the next twelve months may vary from this amount as a result of changes in market conditions.

Note 8 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS

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

The pension expense related to the U.S. plans consisted of the following:

	Three Months Ended		Six Months Ended
(In millions of dollars)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Service Cost	$3.7	$1.9	$6.9	$3.3
Interest Cost	7.5	4.3	14.3	8.5
Expected Return on Plan Assets	(6.9)	(4.1)	(13.8)	(8.3)
Amortizations:
Prior Service Cost	0.4	0.6	0.9	0.7
Actuarial Loss	0.9	1.7	1.8	2.1

Net Periodic Pension Cost	$5.6	$4.4	$10.1	$6.3

The Company disclosed in its financial statements for the year ended December 31, 2003, that due to certain minimum regulatory requirements, the Company may be required to make contributions to its U.S. pension plans. The contributions were contingent upon final pension funding proposals separately approved by both houses of the U.S. Congress as well as the completion of the Company’s 2004 valuation by its actuaries. The legislative actions have now been passed and the 2004 valuation has been completed. The Company estimates that no contributions to its U.S. pension plans will be required to be paid in 2004.

The Company maintains international defined benefit pension plans that are both noncontributory and contributory and are funded in accordance with applicable local laws. The pension or termination benefits are based primarily on years of service and the employees’ compensation. Plan Assets are invested primarily in equities and fixed income securities.

The pension expense related to the international plans consisted of the following:

	Three Months Ended		Six Months Ended
(In millions of dollars)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Service Cost	$0.1	$0.1	$0.1	$0.1
Interest Cost	1.5	1.3	3.1	2.6
Expected Return on Plan Assets	(1.5)	(1.2)	(3.0)	(2.3)
Amortizations:
Actuarial Loss	0.2	0.1	0.4	0.2

Net Periodic Pension Cost	$0.3	$0.3	$0.6	$0.6

For its international pension plans, the Company contributed $3.0 million in the second quarter of 2004 for a total of $3.0 million for the six months ended June 30, 2004 and expects to contribute a total of $3.6 million in 2004.

The Company sponsors postretirement health care plans that provide medical and life insurance coverage to eligible salaried and hourly retired U.S. employees and their dependents. No postretirement medical benefits are offered to salaried employees who began employment after December 31, 1993.

The other postretirement benefits expense consisted of the following:

	Three Months Ended		Six Months Ended
(In millions of dollars)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Service Cost	$0.2	$0.1	$0.4	$0.2
Interest Cost	0.7	0.4	1.5	0.9
Amortizations:
Prior Service Cost	—	—	(0.1)	(0.1)
Actuarial Loss	0.1	0.1	0.2	0.2

Net Periodic Postretirement Benefits Cost	$1.0	$0.6	$2.0	$1.2

In December 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act expands Medicare primarily by adding a prescription drug benefit for Medicare-eligible individuals beginning in 2006. Pursuant to guidance provided in FASB Staff Position SFAS No. 106-1 (“Accounting for Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”), the Company has chosen to defer recognition of the Act, and, accordingly, postretirement benefit obligations and net periodic postretirement benefit cost do not reflect any potential impact of the legislation. The authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information.

Note 9 — RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES

The Company adopted a plan in the first quarter of 2004 to restructure its operations by closing facilities, relocating equipment and severing employees in an effort to better position the Company to operate in the current business environment. Components of the restructuring charges for the six months ended June 30, 2004 are as follows:

(In millions of dollars)	Six Months Ended June 30, 2004
Restructuring Charges:
Equipment Removal Costs	$1.4
Facility Restoration and Carrying Costs	0.7
Severance of Employees and Other Employee Termination-Related Charges	4.2

Total Restructuring Charges	$6.3

The initial purchase price allocation of $7.2 million recorded at March 31, 2004 was reduced by $0.9 million in the second quarter of 2004 primarily for lower facility restoration and carrying costs as the building was sold sooner than anticipated. Through June 30, 2004, the Company has made payments for severance and other employee termination-related charges in the amount of $1.1 million and for equipment removal and facilities restoration in the amount of $0.7 million, both of which reduced the initial reserve detailed above. The restructuring activities described herein are expected to be completed by the end of 2005 and affect only the paperboard packaging segment. As of June 30, 2004, the Company had approximately $4.5 million accrued for restructuring, as follows:

(In millions of dollars)	Balance at January 1, 2004	Adjustments (Statement of Operations Impact)		Cash Payments	Purchase Price Allocation	Reclassification	Balance at June 30, 2004

		Expense	Reversal
Equipment Removal Costs	$—	$—	$—	$(0.6)	$1.4	$—	$0.8
Facility Restoration and Carrying Costs	—	—	—	(0.1)	0.7	—	0.6

Severance of Employees and Other Employee Termination-Related Charges	—	—	—	(1.1)	4.2	—	3.1
Total	$—	$—	$—	$(1.8)	$6.3	$—	$4.5

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

The Company is ahead of schedule in merger integration and in realizing the initial estimate of approximately $52 million of annual synergies by the third year after the closing of the Merger, primarily due to integration of the Company’s paperboard production into its carton converting system, more effective leveraging of the Company’s purchasing power, disciplined reduction of excess overhead and rationalization of the Company’s manufacturing capacity. As of June 30, 2004, the Company has achieved synergies at an annualized rate of approximately $70 million. In January 2004, the Company announced plans to close its Garden Grove, CA converting plant, and in May 2004 announced plans to close its Bow, NH and Clinton, MS converting plants. By the end of 2006, the Company estimates that it will realize an additional $19 million in annual synergies, improved cost structures and increased productivity as a result of these facilities closures. The Company cannot make assurances as to the amount or timing of future synergies, if any, that may be realized. Potential difficulties in realizing such projected synergies include, among other things, the integration of personnel, the combination of different corporate cultures and the integration of facilities.

For additional discussion of the Merger and the impact of the Merger on the Company’s financial condition and results of operations, see Note 1, Note 2 and Note 9 in Notes to Condensed Consolidated Financial Statements.

Segment Information

The Company reports its results in two business segments: paperboard packaging and containerboard/other. Business segment information is as follows:

	Three Months Ended		Six Months Ended
(In millions of dollars)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
NET SALES:
Paperboard Packaging	$583.9	$319.1	$1,141.2	$595.0
Containerboard/Other	22.4	19.5	41.0	41.6
	$606.3	$338.6	$1,182.2	$636.6

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$65.4	$43.1	$118.3	$82.0
Containerboard/Other	(7.0)	(6.4)	(15.5)	(13.1)
Corporate	(21.7)	(7.5)	(39.4)	(14.8)
	$36.7	$29.2	$63.4	$54.1

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

Packaging machinery placements during the first six months of 2004 increased approximately 100% compared to the first six months of 2003 partially due to the timing of shipments. The Company expects packaging machinery placements for 2004 to be approximately 60% higher when compared to 2003. The Company has been and will continue to be selective in future packaging machinery placements to ensure appropriate return on the Company’s investment.

Cost of Sales. The Company’s cost of sales consist primarily of energy, pine pulpwood, hardwood, chemicals, recycled fibers, purchased paperboard, paper, aluminum foil, ink, plastic films and resins, depreciation expense and labor. Energy, including natural gas, fuel oil and electricity, represents a significant portion of the Company’s manufacturing costs. During the first six months of 2004, the Company experienced a significant increase in its energy costs compared to the prior year period, principally at its mills, in excess of $5 million on a pro forma basis representing an approximate 11% increase. The Company has entered into contracts designed to mitigate the impact of future cost increases for a portion of its natural gas requirement, at its U.S. mills through January 2005. The Company will continue to evaluate its position regarding natural gas purchase commitments. The Company believes that higher energy costs will continue to negatively impact its results for 2004.

Commitment to Cost Reduction. In light of increasing margin pressure throughout the paperboard packaging industry, the Company has programs in place that are designed to reduce costs, improve productivity and increase profitability. The Company is continuing to implement a global continuous improvement initiative that uses statistical process control to help design and manage many types of activities, including production and maintenance. This includes a Six Sigma process focused on reducing variable and fixed manufacturing and administrative costs. During the first six months of 2004, the Company achieved approximately $15 million in annualized cost savings through its continuous improvement initiative.

The Company is also implementing an initiative designed to enhance the competitiveness of its beverage multiple packaging converting operations. This initiative is expected to add new manufacturing technology, add press capacity and consolidate certain beverage carton converting operations. The Company expects to make capital investments of approximately $75 million through 2005 and to realize cost savings relative to 2002 from this initiative of approximately $39 million annually by 2005. The Company has spent approximately $56 million of the projected capital investment through June 30, 2004.

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

RESULTS OF OPERATIONS

The Merger was accounted for as a purchase by the Company thus, the results of operations for the three and six months ended June 30, 2003 represent the results of the Company only. The Company’s results of operations for the three months and six months ended June 30, 2004 include the results of Graphic. Accordingly, amounts for the three months and six months ended June 30, 2004 are not comparable to those for the three months and six months ended June 30, 2003. See Note 2 in Notes to Condensed Consolidated Financial Statements.

	Three Months Ended			Six Months Ended
(Amounts in Millions)	June 30, 2004	Increase (Decrease) From Prior Period	June 30, 2003	June 30, 2004	Increase (Decrease) From Prior Period	June 30, 2003

Net Sales	$606.3	79.1%	$338.6	1182.2	85.7%	636.6
Cost of Sales	508.2	83.9	276.3	995.1	92.8	516.2
Gross Profit	98.1	57.5	62.3	187.1	55.4	120.4
Selling, General and Administrative	49.2	59.7	30.8	97.4	60.5	60.7
Research, Development and Engineering	2.4	26.3	1.9	4.8	41.2	3.4
Other Expense, Net	9.8	2,350.0	0.4	21.5	877.3	2.2
Income from Operations	$36.7	25.7%	$29.2	$63.4	17.2%	$54.1

SECOND QUARTER 2004 COMPARED WITH SECOND QUARTER 2003

Net Sales

The Company’s Net Sales in the second quarter of 2004 increased by $267.7 million, or 79.1%, to $606.3 million from $338.6 million in the second quarter of 2003, due primarily to the addition of Graphic’s paperboard packaging business which increased Net Sales by $272.7 million. Foreign currency exchange rates positively impacted Net Sales by $7.6 million. These increases were somewhat offset by lower pricing in the Company’s North American markets primarily as a result of increased market competitiveness.

Gross Profit

The Company’s Gross Profit in the second quarter of 2004 increased by $35.8 million, or 57.5%, to $98.1 million from $62.3 million in the second quarter of 2003. The Company’s gross profit margin decreased to 16.2% in the second quarter of 2004 from 18.4% in the second quarter of 2003. The decrease in gross profit margin was due primarily to lower pricing in North American markets as a result of increased market competitiveness, lower margin product mix in North American markets including the addition of Graphic’s paperboard packaging business, higher energy and fiber costs, and inflation. In addition, unfavorable manufacturing variances contributed to the decline in gross profit margin as the market movement to adopt the Fridge Vendor® beverage carton is occurring faster than anticipated. The Company expects that its production costs will be lower once it completes the beverage multiple packaging converting operations initiative. The decrease in gross profit margin was somewhat offset by worldwide cost reductions resulting from the Company’s cost reduction initiatives.

Selling, General and Administrative

Selling, General and Administrative expenses increased by $18.4 million, or 59.7%, to $49.2 million in the second quarter of 2004 from $30.8 million in the second quarter of 2003, due primarily to the addition of Graphic’s Selling, General and Administrative expenses of $11.5 million, higher incentive expenses, inflation and higher consulting fees primarily associated with Sarbanes-Oxley compliance efforts. As a percentage of Net Sales, Selling, General and Administrative expenses were 8.1% in the second quarter of 2004 versus 9.1% in the second quarter of 2003.

Research, Development and Engineering

Research, Development and Engineering expenses increased by $0.5 million, or 26.3%, to $2.4 million in the second quarter of 2004 from $1.9 million in the second quarter of 2003, due to the addition of Graphic’s Research, Development and Engineering expenses of $1.0 million, somewhat offset by lower investment related to the Company’s products and packaging machinery.

Other Expense, Net

Other Expense, Net was $9.8 million in the second quarter of 2004 as compared to $0.4 million in the second quarter of 2003. This change was principally due to higher amortization expense of $7.6 million due to the effects of purchase accounting in connection with the Merger and non-cash charges of approximately $1.9 million recorded in the second quarter of 2004 associated with the retirement of certain equipment.

Income from Operations

Primarily as a result of the factors discussed above, the Company’s Income from Operations in the second quarter of 2004 increased by $7.5 million, or 25.7%, to $36.7 million from $29.2 million in the second quarter of 2003, while its operating margin decreased to 6.1% in the second quarter of 2004 from 8.6% in the second quarter of 2003.

Fluctuations in U.S. Currency Exchange Rates

The weakening of the U.S. dollar currency exchange rates as compared to certain currencies including the euro, other European currencies and the Japanese yen had a $7.6 million impact on Net Sales, while there was a modest impact on Gross Profit, Income from Operations, and operating expenses during the second quarter of 2004.

INTEREST INCOME, INTEREST EXPENSE, INCOME TAX EXPENSE, AND EQUITY IN NET EARNINGS OF AFFILIATES

Interest Income

Interest Income remained constant at $0.1 million in the second quarter of 2004 and 2003.

Interest Expense

Interest Expense increased by $2.3 million to $36.1 million in the second quarter of 2004 from $33.8 million in the second quarter of 2003, due primarily to higher debt balances following the Merger. The increase was somewhat offset by lower interest rates on the new Senior and Senior Subordinated notes.

Income Tax Expense

During the second quarter of 2004, the Company recognized an Income Tax Expense of $0.9 million on Income before Income Taxes and Equity in Net Earnings of Affiliates of $0.7 million. During the second quarter of 2003, the Company recognized an Income Tax Expense of $2.4 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $4.5 million.  Income Tax Expense for the second quarter of 2004 and 2003 was due primarily to income earned in certain foreign countries where no valuation allowance is recorded.

Equity in Net Earnings of Affiliates

Equity in Net Earnings of Affiliates decreased by $0.1 million to $0.4 million in the second quarter of 2004 from $0.5 million in the second quarter of 2003 as a result of slightly lower operating results of the Company’s non-consolidated joint venture, Rengo Riverwood Packaging, Ltd. (“Rengo”).

FIRST SIX MONTHS 2004 COMPARED WITH FIRST SIX MONTHS 2003

Net Sales

The Company’s Net Sales in the first six months of 2004 increased by $545.6 million, or 85.7%, to $1,182.2 million from $636.6 million in the first six months of 2003, due primarily to the addition of Graphic’s paperboard packaging business which increased Net Sales by $551.6 million. Foreign currency exchange rates positively impacted Net Sales by $22.9 million. These increases were somewhat offset by lower pricing in the Company’s North American markets primarily as a result of increased market competitiveness.

Gross Profit

The Company’s Gross Profit in the first six months of 2004 increased by $66.7 million, or 55.4%, to $187.1 million from $120.4 million in the first six months of 2003. The Company’s gross profit margin decreased to 15.8% in the first six months of 2004 from 18.9% in the first six months of 2003. The decrease in gross profit margin was due primarily to lower pricing in North American markets as a result of increased market competitiveness, lower margin product mix in North American markets including the addition of Graphic’s paperboard packaging business, higher energy and fiber costs, and inflation. In addition, unfavorable manufacturing variances contributed to the decline in gross profit margin as the market movement to adopt the Fridge Vendor® beverage carton is occurring faster than anticipated. The Company expects that its production costs will be lower once it completes the beverage multiple packaging converting operations initiative. The decrease in gross profit margin was somewhat offset by worldwide cost reductions resulting from the Company’s cost reduction initiatives.

Selling, General and Administrative

Selling, General and Administrative expenses increased by $36.7 million, or 60.5%, to $97.4 million in the first six months of 2004 from $60.7 million in the first six months of 2003, due primarily to the addition of Graphic’s Selling, General and Administrative expenses of $23.0 million, increased expenses related to the Merger of $1.0 million, higher incentive expenses, inflation and higher consulting fees primarily associated with Sarbanes-Oxley compliance efforts. As a percentage of Net Sales, Selling, General and Administrative expenses were 8.2% in the first six months of 2004 versus 9.5% in the first six months of 2003.

Research, Development and Engineering

Research, Development and Engineering expenses increased by $1.4 million, or 41.2%, to $4.8 million in the first six months of 2004 from $3.4 million in the first six months of 2003, due to the addition of Graphic’s Research, Development and Engineering expenses of $1.9 million somewhat offset by lower investment related to the Company’s products and packaging machinery.

Other Expense, Net

Other Expense, Net was $21.5 million in the first six months of 2004 as compared to $2.2 million in the first six months of 2003. This change was principally due to higher amortization expense of $15.0 million due to the effects of purchase accounting in connection with the Merger and non-cash charges of approximately $4.9 million recorded in the first six months of 2004 associated with the retirement of certain equipment, somewhat offset by the charge of approximately $1.9 million recorded in the first six months of 2003 to write off deferred costs associated with the withdrawal of the proposed initial public offering of the Company’s common stock.

Income from Operations

Primarily as a result of the factors discussed above, the Company’s Income from Operations in the first six months of 2004 increased by $9.3 million, or 17.2%, to $63.4 million from $54.1 million in the first six months of 2003, while its operating margin decreased to 5.4% in the first six months of 2004 from 8.5% in the first six months of 2003.

Fluctuations in U.S. Currency Exchange Rates

The weakening of the U.S. dollar currency exchange rates as compared to certain currencies including the euro, other European currencies and the Japanese yen had a $22.9 million impact on Net Sales, while there was a modest impact on Gross Profit, Income from Operations, and operating expenses during the first six months of 2004.

INTEREST INCOME, INTEREST EXPENSE, INCOME TAX EXPENSE, AND EQUITY IN NET EARNINGS OF AFFILIATES

Interest Income

Interest Income remained constant at $0.2 million in the first six months of 2004 and 2003.

Interest Expense

Interest Expense increased by $6.3 million to $74.1 million in the first six months of 2004 from $67.8 million in the first six months of 2003, due primarily to higher debt balances following the Merger. The increase was somewhat offset by lower interest rates on the new Senior and Senior Subordinated notes.

Income Tax Expense

During the first six months of 2004, the Company recognized an Income Tax Expense of $2.4 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $10.5 million. During the first six months of 2003, the Company recognized an Income Tax Expense of $3.4 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $13.5 million. Income Tax Expense for the first six months of 2004 and 2003 was due primarily to income earned in certain foreign countries where no valuation allowance is recorded.

Equity in Net Earnings of Affiliates

Equity in Net Earnings of Affiliates remained constant at $0.7 million in the first six months of 2004 and 2003 and relates principally to the Company’s non-consolidated joint venture, Rengo.

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

Cash Flows

Cash and Equivalents decreased by approximately $12.2 million in the first six months of 2004. Cash provided by operating activities in the first six months of 2004 totaled $69.0 million, compared to cash provided by operating activities of $55.1 million in the first six months of 2003. This improvement was principally due to an increase in operating cash flow before changes in operating assets and liabilities, somewhat offset by unfavorable changes in receivables and accounts payable and other accrued liabilities, as a result of the additional working capital needs following the Merger and timing differences. Cash used in investing activities in the first six months of 2004 totaled $72.5 million, compared to $48.9 million in the first six months of 2003. This change was principally due to an increase in purchases of property, plant and equipment of approximately $27.7 million (see “—Capital Expenditures”) somewhat offset by the net proceeds of $9.6 million from the sale of assets, principally the Company’s Garden Grove, California plant ($9.2 million). Cash used in financing activities in the first six months of 2004 totaled $8.8 million, compared to $16.1 million in the first six months of 2003. This change was principally due to lower net borrowings under the Company’s revolving credit facilities and lower payments on debt. Depreciation and amortization during the first six months of 2004 totaled approximately $114.2 million and is expected to be approximately $220 million to $230 million in 2004.

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

• The consummation of an anticipatory change of control tender offer and consent solicitation for all of Graphic’s 8 5/8% senior subordinated notes due 2012 (the “Prior Graphic Notes”) made in anticipation of the change of control offer required by the indenture governing the Prior Graphic Notes. Out of $300.0 million in aggregate principal amount of Prior Graphic Notes outstanding, approximately $299.1 million in aggregate principal amount of Prior Graphic Notes were tendered in the anticipatory change of control tender offer. On September 15, 2003, the Company completed the change of control offer required pursuant to the indenture governing the Prior Graphic Notes. As of June 30, 2004 and December 31, 2003, $0.8 million in principal amount of the Prior Graphic Notes was outstanding.

As of June 30, 2004, the Company had outstanding $2.1 billion of long-term debt, consisting primarily of $850 million aggregate principal amount of Senior Notes and Senior Subordinated Notes, $1,256 million of term loans under the Term Loan Facility, $21 million of revolving credit borrowings under the Revolving Credit Facility, and other debt issues and facilities.

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

The loans under the Senior Secured Credit Agreement bear interest at fluctuating rates based upon the interest rate option elected by the Company. The loans under the Term Loan Facility bore interest as of June 30, 2004 at an average rate per annum of 3.9%. The Senior Notes and the Senior Subordinated Notes bear interest at rates of 8.5% and 9.5%, respectively. The loans under the Revolving Credit Facility bore interest as of June 30, 2004 at an average rate per annum of 5.04%.

Interest expense in 2004 is expected to be approximately $145 million, including approximately $9 million of non-cash amortization of deferred debt issuance costs. During the first six months of 2004, cash paid for interest was approximately $61 million.

At June 30, 2004, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

(In millions of dollars)	Total Amount of Commitments	Total Amount Outstanding	Total Amount Available (A)
Revolving Credit Facility	$325.0	$21.4	$292.7
International Facilities	15.6	8.4	7.2
	$340.6	$29.8	$299.9

Note:

(A)      In accordance with its debt agreements, the Company’s availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of approximately $10.9 million as of June 30, 2004. These letters of credit are used as security against its self-insurance obligations, workers’ compensation obligations and an outstanding note payable. These letters of credit expire at various dates through 2005 unless extended.

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

The Company uses interest rate swaps to manage interest rate risks on future income caused by interest rate changes on its variable rate Term Loan Facility. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense related to the debt. At June 30, 2004 the Company had interest rate swap agreements with a notional amount of $770 million, which expire on various dates from 2004 to 2007 under which the Company will pay fixed rates of 1.89% to 3.27% and receive three-month LIBOR.

Effective as of December 31, 2003, the Company had approximately $1.3 billion of net operating loss carryforwards (“NOLs”). These NOLs generally may be used by the Company to offset taxable income earned in subsequent taxable years. However, the Company’s ability to use these NOLs to offset its future taxable income may be subject to significant limitation as a result of certain shifts in ownership due to direct or indirect transfers of the Company’s common stock by one or more 5-percent stockholders, or issuances or redemptions of the Company’s common stock, which, when taken together with previous changes in ownership of the Company’s common stock, constitute an ownership change under the Internal Revenue Code. Imposition of any such limitation on the use of NOLs could have an adverse effect on the Company’s future after tax free cash flow.

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

Note:

(A) See “—Credit Agreement EBITDA” below.

At June 30, 2004, the Company was in compliance with the financial covenants in the Senior Secured Credit Agreement. The Company’s ability to comply in future periods with the financial covenants in the Senior Secured Credit Agreement will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company’s control and will be substantially dependent on the selling prices for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business and profitability strategies. If a violation of any of the covenants occurred, the Company would attempt to get a waiver or an amendment from its lenders, although no assurance can be given that the Company would be successful in this regard. The Senior Secured Credit Agreement and the indentures governing the Senior Subordinated Notes and the Senior Notes have covenants as well as certain cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions.

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

The calculation of Credit Agreement EBITDA for the periods indicated is set forth below. Credit Agreement EBITDA for the six months ended June 30, 2004 is calculated in accordance with the Senior Secured Credit Agreement. Credit Agreement EBITDA for the twelve months ended June 30, 2004 and December 31, 2003 is calculated on a pro forma basis giving effect to the Merger in accordance with the Senior Secured Credit Agreement. Credit Agreement EBITDA for the six months ended June 30, 2003 is also calculated on a pro forma basis giving effect to the Merger as if the Senior Secured Credit Agreement was in effect with respect to such period. See Note 2 in Notes to Condensed Consolidated Financial Statements for selected unaudited pro forma combined financial information giving effect to the Merger.

	Six Months Ended		Twelve Months Ended
(Amounts in Millions)	Jun. 30, 2004 Actual	Jun. 30, 2003 Pro Forma	Jun. 30, 2004 Pro Forma	Dec. 31, 2003 Pro Forma
Unaudited Combined Income (Loss) Attributable to Common Stockholders	$(12.2)	$(12.8)	$(73.8)	$(74.4)
Income Tax Expense	2.4	4.6	0.3	2.5
Interest Expense, Net	73.9	72.3	149.7	148.1
Depreciation and Amortization	114.2	105.9	223.2	214.9
Equity in Net Earnings of Affiliates	(0.7)	(0.7)	(1.3)	(1.3)
Other Non-Cash Charges (A)	19.6	11.4	40.0	31.8
Merger Related Expenses	2.2	3.5	11.8	13.1
Dividends from Equity Investments	1.1	0.7	1.1	0.7
Loss on Early Extinguishment of Debt	—	—	46.6	46.6
Credit Agreement EBITDA (B)	$200.5	$184.9	$397.6	$382.0

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

Capital Expenditures

The Company’s capital spending for the first six months of 2004 was approximately $75.3 million, up 58.2% from $47.6 million for the first six months of 2003. During the first six months of 2004, the Company had capital spending of approximately $32.4 million for improving process capabilities, approximately $27.5 million for its beverage multiple packaging converting operations initiative, approximately $12.9 million for manufacturing packaging machinery and approximately $2.5 million for compliance with cluster rules. Total capital spending for 2004 is expected to be approximately $150 million and is expected to relate principally to improving the Company’s process capabilities including the Company’s beverage multiple packaging converting operations initiative (approximately $125 million), the production of packaging machinery (approximately $20 million) and environmental cluster rules compliance (approximately $6 million). Through 2005, the Company anticipates that it will spend approximately $20 million at its U.S. mills to comply with the cluster rules. The Company is accelerating certain capital driven cost reduction projects that it anticipates will deliver benefits in 2004 and 2005.

Seasonality

The Company’s net sales, income from operations and cash flows from operations are subject to moderate seasonality, with demand usually increasing in the spring and summer due to the seasonality of the worldwide beverage multiple packaging markets.

Environmental Matters

The Company is subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including those governing discharges to air, soil and water, the management, treatment and disposal of hazardous substances, the management, treatment and disposal of solid and hazardous wastes, the investigation and remediation of contamination resulting from historical site operations and releases of hazardous substances, and the health and safety of employees. The Company’s environmental potential liabilities and obligations may result in significant costs, which could negatively impact its financial condition and results of operations. In addition, capital expenditures may be necessary for the Company to comply with such laws and regulations, including the U.S. Environmental Protection Agency’s regulations mandating stringent controls on air and water discharges from pulp and paper mills, or the cluster rules. Any failure to comply with environmental, health and safety laws or any permits and authorizations required thereunder could subject the Company to fines, corrective action or other sanctions. In addition, some of the Company’s current and former facilities are the subject of environmental investigations and remediations resulting from historical operations and the release of hazardous substances or other constituents. Some current and former facilities have a history of industrial usage for which investigation and remediation obligations may be imposed in the future or for which indemnification claims may be asserted against the Company. The Company cannot predict with certainty future investigation or remediation costs or future costs relating to historical usage or indemnification claims. Also, potential future closures or sales of facilities may necessitate further investigation and which may result in future remediation at those facilities. The Company will continue to review and revise its estimate of potential, contingent environmental liabilities related to past, present and future operations as additional information related to its environmental liabilities is obtained.

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

The federal Clean Water Act establishes a system of minimum national effluent standards for each industry, water quality standards for the nation’s waterways and a permit program that provides discharge limitations and provides for enforcement sanctions. It also regulates releases of pollutants and spills of pollutants, including oil and hazardous materials. Many of the Company’s facilities have discharges of pollutants which are permitted by appropriate regulatory agencies permitting the discharge to publicly owned treatment works or to surface water.

The federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) establishes liability for waste generators, current and former site owners and operators and others in connection with release of hazardous substances. In several instances, the Company has been identified as a Potentially Responsible Party (“PRP”) under CERCLA and similar state laws with respect to remediation of sites at which hazardous substances have been released. At many of these sites, the liability of the Company has been resolved through settlement with other PRPs and/or appropriate regulatory agencies. The remaining sites which are currently known and at which Graphic’s liability is not resolved are believed by the Company not to be material.

The Company is involved in investigation and remediation projects for certain properties that it currently owns or formerly owned or operated. The Company has also received demands arising out of alleged contamination of various properties currently for formerly operated by it, and at certain waste disposal sites. The Company believes that these potential liabilities are either not material or that in many instances the potential for liability cannot be reasonably estimated until investigations have been completed and the need for and scope of remediation have been determined.

To address contingent losses at those sites where available information indicates that liability is probable or at which liability has been incurred and a range of amounts of the liability can be reasonably estimated and the estimation of the amount of the liability is material, an environmental reserve has been established. To the extent that additional costs may be incurred that exceed the accrued reserves, such amounts are not expected to have a material impact on the financial condition of the Company, although no assurances can be given that significant costs will not be incurred in connection with contingent environmental site liabilities, including the sites specifically identified below:

North Portland, Oregon Facility.  The presence of contamination in soils on and groundwater beneath the North Portland facility has been identified at levels exceeding Oregon state screening limits. Current information indicates that the contamination is naturally attenuating, is confined and/or is the result of off-site contamination which has migrated to groundwater beneath the facility. The facility is listed on the Oregon Confirmed Release List; however, the facility is under no current order or agreement to conduct additional investigation and/or remediation at this time. The EPA has determined that it will require no further action at the site. The Company believes it is probable that additional investigation will be required at the facility by Oregon although it is not possible to predict a time-table for additional action. Based on current information, the Company believes that no active remediation will be required as a result of any additional investigation at the facility.

Kalamazoo Paperboard Mill and Carton Plant.  The Kalamazoo facilities and adjacent properties have long histories of industrial and commercial usages. Portions of the property on which the mill is located have been found to contain contamination exceeding Michigan state screening levels. Restrictive covenants restricting land usage in portions of the mill property where contamination has been identified have been recorded to address contamination in those areas. The Company believes that there is a reasonable possibility that some or all of the contamination which has been identified at the facility will be determined to be the result of past activities unrelated to the Company’s operations; however, further investigation will be necessary to make a final determination. Although the Company is not under any current order or agreement to conduct additional site investigation, the Company plans to submit an Interim Remedial Action Plan (“IRAP”) to investigate and address the presence of contamination at the mill during the third or fourth quarter of 2004. The IRAP will be conducted over a five (5) year period. There is not sufficient information available to determine whether any additional investigation or remediation will be required after completion of the IRAP nor is there sufficient information to reasonably estimate the cost of any additional investigation or remediation beyond the requirements of the IRAP.

Manville Forest Products Wood Treatment Facility.  On July 6, 2000, the Company entered into a settlement agreement with the Louisiana Department of Environmental Quality (“LDEQ”) to resolve claims against the Company for liability related to the historical operations at a decommissioned, wood treatment facility in Shreveport, Louisiana located on Line Avenue. Subsequently, the Company and the LDEQ reached an agreement with Olin Corporation, a former site owner/operator, to contribute 50% of all remedial activities.

The Company has completed and the LDEQ has approved the remedial action required by the settlement agreement. Under the settlement agreement, the Company and Olin are obligated to conduct long-term monitoring and maintenance of the site.

Information Concerning Forward-Looking Statements

Certain statements of the Company’s expectations including, but not limted to, statements regarding the reduction of debt, production efficiency improvements, synergies from the Merger, energy and fiber costs, depreciation and amortization, interest expense, capital expenditures and the outcome of litigation and environmental proceedings in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, the Company’s ability to implement its business strategies and achieve forecast synergies from the Merger, the Company’s substantial amount of debt, continuing pressure for lower cost products, increases and volatility in raw materials and energy costs, rising labor costs, unfavorable currency translation movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that impact the Company’s ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made. Additional information regarding these and other risks is contained in the Company’s other periodic filings with the SEC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II, Item 7A, “Quantitative and Qualitative Disclosure about Market Risk”, in the Company’s Annual Report on Form 10-K for the fiscal period ended December 31, 2003. There have been no significant developments with respect to derivatives or exposure to market risk during the first six months of 2004; see Note 7 in Notes to Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations “-Liquidity and Capital Resources”.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management has carried out an evaluation, with the participation of its chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon management’s evaluation, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to a number of lawsuits arising in the ordinary conduct of its business. Although the timing and outcome of these lawsuits cannot be predicted with certainty, the Company does not believe that disposition of these lawsuits will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Stockholders held on May 18, 2004, the stockholders elected the following nominees to the Board of Directors to serve a three-year term. The votes cast were as follows:

Jeffrey H. Coors

For:	170,507,672
Withheld:	2,047,629

Kevin J. Conway

For:	170,951,594
Withheld:	1,603,707

Robert W. Tieken

For:	172,267,017
Withheld:	288,284

The terms of Stephen M. Humphrey, John D. Beckett, John R. Miller, G. Andrea Botta, Harold R. Logan, Jr. and Martin D. Walker continue after the Annual Meeting of Stockholders.

The stockholders approved the Graphic Packaging Corporation 2004 Stock and Incentive Compensation Plan. Votes cast were as follows:

For:	163,152,483
Against:	2,138,721
Abstain:	2,497,626
Broker Non-Votes	4,516,471

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

May 6, 2004 reporting the Registrant’s first quarter 2004 results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHIC PACKAGING CORPORATION
(Registrant)

/s/ STEPHEN A. HELLRUNG	Senior Vice President, General
Stephen A. Hellrung	Counsel and Secretary	August 5, 2004

/s/ JOHN T. BALDWIN	Senior Vice President and
John T. Baldwin	Chief Financial Officer (Principal Financial and Accounting Officer)	August 5, 2004