Form 10-Q
period 2004-09-30
GRAPHIC PACKAGING CORP
filed 2004-11-04
CIK 886239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes ☐  No ☒

As of November 1, 2004, there were 198,578,608 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GRAPHIC PACKAGING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Millions, Except Share Amounts)

(Unaudited)

	Sept. 30, 2004	Dec. 31, 2003
ASSETS
Current Assets:
Cash and Equivalents	$25.9	$17.5
Receivables, Less Allowance for Doubtful Accounts of $2.2 and $4.4 at September 30, 2004 and December 31, 2003, respectively	236.4	198.5
Inventories	298.2	306.9
Prepaid Expenses	15.1	15.1

Total Current Assets	575.6	538.0
Property, Plant and Equipment, Net of Accumulated Depreciation of $1,028.0 and $908.4 at September 30, 2004 and December 31, 2003, respectively	1,655.7	1,722.9
Goodwill	643.4	624.3
Intangible Assets, Net of Accumulated Amortization of $61.7 and $38.0 at September 30, 2004 and December 31, 2003, respectively	169.6	192.3
Other Assets	120.6	122.8

Total Assets	$3,164.9	$3,200.3

LIABILITIES
Current Liabilities:
Short-Term Debt	$42.7	$38.4
Accounts Payable and Other Accrued Liabilities	319.2	346.7
Total Current Liabilities	361.9	385.1

Long Term Debt, Less Current Portion	2,083.2	2,116.2
Other Noncurrent Liabilities	225.2	210.0
Total Liabilities	2,670.3	2,711.3

SHAREHOLDERS’ EQUITY
Preferred Stock, Par Value $0.01 Per Share; 50,000,000 Shares Authorized; No Shares Issued or Outstanding	—	—
Common Stock, Par Value $0.01 Per Share; 500,000,000 Shares Authorized; 198,578,608 and 198,378,110 Shares Issued and Outstanding at September 30, 2004 and December 31, 2003, respectively	2.0	2.0
Capital in Excess of Par Value	1,169.2	1,168.5
Unearned Compensation	(0.4)	—
Accumulated Deficit	(604.7)	(598.0)
Minimum Pension Liability Adjustment	(59.1)	(60.2)
Accumulated Derivative Instruments Loss	(1.0)	(12.7)
Cumulative Currency Translation Adjustment	(11.4)	(10.6)
Total Shareholders’ Equity	494.6	489.0
Total Liabilities and Shareholders’ Equity	$3,164.9	$3,200.3

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003

Net Sales	$617.2	$478.1	$1,799.4	$1,114.7
Cost of Sales	513.0	396.7	1,508.1	912.9
Selling, General and Administrative	48.6	44.7	146.0	105.4
Research, Development and Engineering	2.1	2.1	6.9	5.4
Other Expense, Net	6.5	1.5	28.0	3.7
Income from Operations	47.0	33.1	110.4	87.3
Loss on Early Extinguishment of Debt	—	(45.3)	—	(45.3)
Interest Income	0.1	0.1	0.3	0.3
Interest Expense	(38.5)	(39.7)	(112.6)	(107.5)
Income (Loss) before Income Taxes and Equity in Net Earnings of Affiliates	8.6	(51.8)	(1.9)	(65.2)
Income Tax Expense	(3.6)	(1.4)	(6.0)	(4.8)
Equity in Net Earnings of Affiliates	0.5	0.4	1.2	1.1
Net Income (Loss)	$5.5	$(52.8)	$(6.7)	$(68.9)

Income (Loss) Per Share - Basic	$0.03	$(0.32)	$(0.03)	$(0.52)
Income (Loss) Per Share - Diluted	$0.03	$(0.32)	$(0.03)	$(0.52)

Weighted Average Number of Shares Outstanding - Basic	198.6	163.8	198.5	131.4
Weighted Average Number of Shares Outstanding - Diluted	203.1	163.8	198.5	131.4

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in Millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Net Income (Loss)	$5.5	$(52.8)	$(6.7)	$(68.9)
Other Comprehensive Income (Loss):
Minimum Pension Liability Adjustment, Net of Tax of $0	—	—	1.1	—
Derivative Instruments Gain (Loss), Net of Tax of $0	5.9	(6.1)	11.7	(5.6)
Foreign Currency Translation Adjustments, Net of Tax of $0	3.0	3.3	(0.8)	10.9

Comprehensive Income (Loss)	$14.4	$(55.6)	$5.3	$(63.6)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Millions)

(Unaudited)

	Nine Months Ended
	Sept. 30, 2004	Sept. 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(6.7)	$(68.9)
Noncash Items Included in Net Loss:
Depreciation and Amortization	173.0	104.9
Loss on Early Extinguishment of Debt	—	16.7
Deferred Income Taxes	(1.1)	0.2
Pension, Postemployment and Postretirement Benefits Expense, Net of Contributions	17.9	13.4
Equity in Net Earnings of Affiliates, Net of Dividends	(0.2)	(0.5)
Amortization of Deferred Debt Issuance Costs	6.5	5.5
Loss on Retirement of Assets	7.3	—
Other, Net	(2.4)	11.6
Changes in Operating Assets & Liabilities:
Receivables	(35.3)	3.6
Inventories	5.2	(4.8)
Prepaid Expenses	3.4	(1.4)
Accounts Payable and Other Accrued Liabilities	(24.0)	(20.3)
Other Noncurrent Liabilities	(2.1)	1.7
Net Cash Provided by Operating Activities	141.5	61.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property, Plant and Equipment	(103.4)	(75.9)
Acquisition Fees	—	(91.8)
Cash Acquired in Merger	—	6.1
Proceeds from Sales of Assets, Net of Selling Costs	11.8	—
Change in Other Assets	(11.4)	3.0
Net Cash Used in Investing Activities	(103.0)	(158.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under Revolving Credit Facilities	452.7	343.0
Payments on Revolving Credit Facilities	(473.5)	(305.3)
Proceeds from Issuance of Debt	—	2,125.0
Increase in Debt Issuance Costs	—	(55.2)
Premium Paid on Early Extinguishment of Debt	—	(28.6)
Payments on Debt	(9.9)	(1,980.4)
Issuance of Common Stock	0.4	0.2
Repurchases of Redeemable Common Stock	—	(1.0)
Net Cash (Used in) Provided by Financing Activities	(30.3)	97.7
Effect of Exchange Rate Changes on Cash	0.2	0.1
Net Increase in Cash and Equivalents	8.4	0.9
Cash and Equivalents at Beginning of Period	17.5	13.8
Cash and Equivalents at End of Period	$25.9	$14.7

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

The Company determined that the relative outstanding share ownership and the designation of certain senior management positions required the Company to be the acquiring entity for accounting purposes, resulting in the historical financial statements of Riverwood Holding becoming the historical financial statements of Graphic Packaging Corporation. The assets and liabilities of the acquired business are included in the condensed consolidated balance sheets at September 30, 2004 and December 31, 2003. Results of Graphic have been included in the condensed consolidated statements of operations beginning August 9, 2003, through September 30, 2003. The purchase price for the acquisition, including transaction costs, has been allocated to the assets acquired and liabilities assumed based on the estimated fair market values at the date of the Merger. Goodwill is allocated entirely to the paperboard packaging segment and is not deductible for tax purposes. The stock-for-stock exchange resulted in the issuance of approximately 83.4 million shares of common stock to fund the purchase price of $469.8 million. The final purchase price allocation is as follows:

(Amounts in Millions)
Current assets	$209.6
Property, plant & equipment	480.3
Goodwill	375.4
Intangible assets	162.0
Other assets	20.0
Total assets aquired	$1,247.3

Accounts payable and accrued expenses	$150.5
Total debt	496.6
Pension and other post-retirement liabilities, assumed merger related liabilities, and other	130.4
Total Liabilities assumed	$777.5

See also Note 9 – RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES.

Selected Unaudited Pro Forma Combined Financial Information

The following unaudited pro forma combined financial information is presented to show the estimated effect of the Merger and the Related Financing Transactions (as defined herein) and represents the Company’s pro forma combined financial information for the three and nine months ended September 30, 2003 as if the Merger and Related Financing Transactions had occurred on January 1, 2003. The unaudited pro forma combined financial information includes adjustments directly attributable to the Merger and the Related Financing Transactions that are expected to have a continuing impact on the Company. The pro forma adjustments are based upon available information and certain assumptions that management believes are reasonable.

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

• The consummation of an anticipatory change of control tender offer and consent solicitation for all of Graphic’s 8 5/8% senior subordinated notes due 2012 (the “Prior Graphic Notes”) made in anticipation of the change of control offer required by the indenture governing the Prior Graphic Notes. Out of $300.0 million in aggregate principal amount of Prior Graphic Notes outstanding, approximately $299.1 million in aggregate principal amount of Prior Graphic Notes were tendered in the anticipatory change of control tender offer. On September 15, 2003, the Company completed the change of control offer required pursuant to the indenture governing the Prior Graphic Notes. As of September 30, 2004 and December 31, 2003, $0.8 million in principal amount of the Prior Graphic Notes was outstanding.

The pro forma financial information was prepared using the purchase method of accounting, with the Company treated as the acquirer for accounting purposes. Under purchase accounting, the total cost of the Merger is allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the effective date of the Merger. The allocation of the cost of the Merger has been made based upon currently available information and management’s estimates.

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

Combined Company

Unaudited Condensed Pro Forma Combined Statement of Operations

For the Three Months Ended September 30, 2003

(Amounts in Millions, Except Per Share Amounts)

	Company	Graphic	Pro Forma Adjustments		Condensed Pro Forma Combined
Net Sales	$478.1	$114.9	$(7.6	)(A)	$585.4
Cost of Sales	396.7	103.1	(14.7	)(A)	484.9
			(0.2	)(B)
Selling, General and Administrative, Research, Development and Engineering	48.3	8.7	4.2	(B)	61.2
Income from Operations	33.1	3.1	3.1		39.3
Interest Expense, Net	(39.6)	(3.9)	4.0	(C)	(39.5)
Loss on Early Extingushment of Debt	(45.3)	(1.3)	—		(46.6)
Loss before Income Taxes and Equity in Net Earnings of Affiliates	(51.8)	(2.1)	7.1		(46.8)
Income Tax (Expense) Benefit	(1.4)	0.2	—		(1.2)
Loss before Equity in Net Earnings of Affiliates	(53.2)	(1.9)	7.1		(48.0)
Equity in Net Earnings of Affiliates	0.4	—	—		0.4
Net Loss	(52.8)	(1.9)	7.1		(47.6)
Preferred Stock Dividends Declared	—	1.1	(1.1	)(D)	—
Net Loss Attributable to Common Stockholders	$(52.8)	$(3.0)	$8.2		$(47.6)

Loss Per Share - Basic	$(0.32)				$(0.24)
Loss Per Share - Diluted	$(0.32)				$(0.24)

Weighted Average Number of Shares Outstanding:
Basic	163.8				198.3
Diluted	163.8				198.3

Combined Company

Unaudited Condensed Pro Forma Combined Statement of Operations

For the Nine months ended September 30, 2003

(Amounts in Millions, Except Per Share Amounts)

	Company	Graphic	Pro Forma Adjustments		Condensed Pro Forma Combined
Net Sales	$1,114.7	$650.8	$(38.0	)(A)	$1,727.5
Cost of Sales	912.9	581.7	(45.0	)(A)	1,448.3
			(1.3	)(B)
Selling, General and Administrative, Research, Development and Engineering	114.5	44.0	18.0	(B)	176.5
Income from Operations	87.3	25.1	(9.7)		102.7
Interest Expense, Net	(107.2)	(23.0)	18.4	(C)	(111.8)
Loss on Early Extinguishment of Debt	(45.3)	(1.3)	—		(46.6)
(Loss) Income before Income Taxes and Equity in Net Earnings of Affiliates	(65.2)	0.8	8.7		(55.7)
Income Tax Expense	(4.8)	(1.0)	—		(5.8)
Loss before Equity in Net Earnings of Affiliates	(70.0)	(0.2)	8.7		(61.5)
Equity in Net Earnings of Affiliates	1.1	—	—		1.1
Net Loss	(68.9)	(0.2)	8.7		(60.4)
Preferred Stock Dividends Declared	—	6.1	(6.1	)(D)	—
Net Loss Attributable to Common Stockholders	$(68.9)	$(6.3)	$14.8		$(60.4)

Loss Per Share - Basic	$(0.52)				$(0.30)
Loss Per Share - Diluted	$(0.52)				$(0.30)

Weighted Average Number of Shares Outstanding:
Basic	131.4				198.3
Diluted	131.4				198.3

Adjustments in the unaudited condensed pro forma combined financial statements are as follows:

(A) RIC sold coated unbleached kraft paperboard (“CUK”) folding boxboard to Graphic for use in certain cartons manufactured by Graphic. This pro forma adjustment eliminates the intercompany sales and cost of sales of $7.6 million and $38.0 million for the three months and nine months ended September 30, 2003, respectively, related to this activity. Cost of Sales also includes an adjustment of approximately $7.0 million for the three and nine months ended September 30, 2003 to eliminate the effect of the increase in fair value of inventory which was recorded as an addition to Cost of Sales as a non-recurring item in the third quarter of 2003.

(B) The amortization of the identifiable intangible assets (customer relationships, patents and proprietary technology) is reflected as a pro forma adjustment to the unaudited condensed pro forma combined statement of operations. The Company is amortizing the estimated fair value of the identifiable intangibles of approximately $162.0 million on a straight-line basis over an average estimated useful life of eighteen years except for non-compete agreements which have an estimated useful life of approximately one year. Depreciation expense would have decreased by $0.2 million and $1.3 million for the three months and nine months ended September 30, 2003, respectively, as a result of the Company revising the depreciable asset lives and the fair value of the property purchased in the Merger. The net effect of this increased amortization and decreased depreciation of $4.0 million and $16.7 million for the three months and nine months ended September 30, 2003, respectively, is reflected in the unaudited condensed pro forma combined statement of operations as follows:

(Amounts in Millions)	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Cost of Sales	$(0.2)	$(1.3)
Selling, General and Administrative, Research, Development and Engineering	4.2	18.0

Total Net Additional Amortization and Depreciation of Intangible Assets and Property, Plant and Equipment	$4.0	$16.7

(C) In connection with the Merger, substantially all of RIC’s and Graphic’s then outstanding indebtedness was redeemed, repurchased or otherwise repaid and replaced with borrowings under the Senior Secured Credit Agreement and indebtedness under the Senior Notes and Senior Subordinated Notes. Excluding hedges and amortization of financing costs, the pro forma interest expense adjustments reflect an average variable interest rate of 3.9% for the combined company’s new bank debt and a blended fixed rate of 9.0% on the combined company’s Senior Notes and Senior Subordinated Notes.

(D) To reflect the new equity structure of the Company, including conversion of $100 million of Graphic’s convertible preferred stock into common stock (accordingly there are no preferred stock dividends declared).

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

	Three Months Ended		Nine Months Ended
(Amounts in Millions, Except Per Share Amounts)	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Net Income (Loss), As Reported	$5.5	$(52.8)	$(6.7)	$(68.9)
Add: Stock-Based Employee Compensation Expense Included in Reported Net Income (Loss), Net of Related Tax Effects	1.3	0.4	3.7	1.0

(Deduct) Add: Total Stock-Based Employee Compensation (Expense) Income Determined Under Fair Value Based Method for All Awards, Net of Related Tax Effects	(1.3)	(0.5)	(8.1)	0.1

Adjusted Net Income (Loss)	$5.5	$(52.9)	$(11.1)	$(67.8)

Income (Loss) Per Basic Share-As Reported	$0.03	$(0.32)	$(0.03)	$(0.52)
Income (Loss) Per Basic Share-As Adjusted	$0.03	$(0.32)	$(0.06)	$(0.52)

Income (Loss) Per Diluted Share-As Reported	$0.03	$(0.32)	$(0.03)	$(0.52)
Income (Loss) Per Diluted Share-As Adjusted	$0.03	$(0.32)	$(0.06)	$(0.52)

The following table displays the intangible assets that continue to be subject to amortization and aggregate amortization expense as well as intangible assets not subject to amortization as of September 30, 2004 and December 31, 2003:

	As of September 30, 2004
(Amounts in Millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets:
Customer Relationships	$109.9	$6.0	$103.9
Non-Compete Agreements	23.3	22.4	0.9
Patents, Trademarks and Licenses	98.1	33.3	64.8
	$231.3	$61.7	$169.6

Unamortizable Intangible Assets:
Goodwill	$643.4	—	$643.4

	As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets:
Customer Relationships	$109.9	$2.0	$107.9
Non-Compete Agreements	23.3	7.3	16.0
Patents, Trademarks and Licenses	97.1	28.7	68.4
	$230.3	$38.0	$192.3

Unamortizable Intangible Assets:
Goodwill	$624.3	—	$624.3

The Company recorded amortization expense of $6.8 million and $1.5 million for the three months ended September 30, 2004 and 2003, respectively, and $23.7 million and $3.4 million for the nine months ended September 30, 2004 and 2003, respectively, relating to intangible assets subject to amortization. The Company expects amortization expense to be approximately $27 million for 2004 and approximately $12 million for each of the following four fiscal years.

NOTE 4 — INVENTORIES

The major classes of inventories were as follows:

(Amounts in Millions)	September 30, 2004	December 31, 2003
Finished goods	$159.9	$172.8
Work-in progress	19.6	22.6
Raw materials	76.3	66.0
Supplies	42.4	45.5
	$298.2	$306.9

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

NOTE 5 — CONTINGENCIES AND COMMITMENTS

The Company is subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including those governing discharges to air, soil and water, the management, treatment and disposal of hazardous substances, the management, treatment and disposal of solid and hazardous wastes, the investigation and remediation of contamination resulting from historical site operations and releases of hazardous substances, and the health and safety of employees. The Company’s potential environmental liabilities and obligations may result in significant costs, which could negatively impact its financial condition and results of operations. In addition, capital expenditures may be necessary for the Company to comply with such laws and regulations, including the U.S. Environmental Protection Agency’s regulations mandating stringent controls on air and water discharges from pulp and paper mills (referred to herein as the “cluster rules”). Any failure to comply with environmental, health and safety laws or any permits and authorizations required thereunder could subject the Company to fines, corrective action or other sanctions. In addition, some of the Company’s current and former facilities are the subject of environmental investigations and remediations resulting from historical operations and the release of hazardous substances or other constituents. Some current and former facilities have a history of industrial usage for which investigation and remediation obligations may be imposed in the future or for which indemnification claims may be asserted against the Company. The Company cannot predict with certainty future investigation or remediation costs or future costs relating to historical usage or indemnification claims. Also, potential future closures or sales of facilities may necessitate further investigation and may result in future remediation at those facilities. The Company will continue to review and revise its estimate of potential, contingent environmental liabilities related to past, present and future operations as additional information related to its environmental liabilities is obtained.

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

The Company is involved in investigation and remediation projects for certain properties that it currently owns or formerly owned or operated, including the specific sites discussed below. The Company has also received demands arising out of alleged contamination of various properties currently or formerly operated by it, and at certain waste disposal sites. The Company believes that these potential liabilities are not material.

North Portland, Oregon Facility.  The presence of contamination in soils on and groundwater beneath the North Portland facility has been identified at levels exceeding Oregon state screening limits. Current information indicates that the contamination is naturally attenuating, is confined and/or is the result of off-site contamination which has migrated to groundwater beneath the facility. The facility is listed on the Oregon Confirmed Release List; however, the facility is under no current order or agreement to conduct additional investigation and/or remediation at this time. The EPA has determined that it will require no further action at the site. The Company believes it is probable that additional investigation will be required at the facility by the State of Oregon, although it is not possible to predict a time table for additional action. Based on current information, the Company believes that no active remediation will be required as a result of any additional investigation at the facility.

Kalamazoo Paperboard Mill and Carton Plant.  The Kalamazoo facilities and adjacent properties have long histories of industrial and commercial usages. Portions of the property on which the mill is located have been found to contain contamination exceeding Michigan state screening levels. Restrictive covenants restricting land usage in portions of the mill property where contamination has been identified have been recorded to address contamination in those areas. The Company believes that there is a reasonable possibility that some or all of the contamination which has been identified at the facility will be determined to be the result of past activities unrelated to the Company’s operations; however, further investigation will be necessary to make a final determination. Although the Company is not under any current order or agreement to conduct additional site investigation, the Company plans to submit an Interim Remedial Action Plan (“IRAP”) to investigate and address the presence of contamination at the mill during the fourth quarter of

2004. The IRAP will be conducted over a five (5) year period. There is not sufficient information available to determine whether any additional investigation or remediation will be required after completion of the IRAP nor is there sufficient information to reasonably estimate the cost of any additional investigation or remediation beyond the requirements of the IRAP.

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

Business segment information is as follows:

	Three Months Ended		Nine Months Ended
(Amounts in Millions)	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
NET SALES:
Paperboard Packaging	$590.7	$459.0	$1,731.9	$1,054.1
Containerboard/Other	26.5	19.1	67.5	60.6
	$617.2	$478.1	$1,799.4	$1,114.7

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$67.0	$48.5	$185.3	$130.5
Containerboard/Other	(3.7)	(5.9)	(19.2)	(19.0)
Corporate	(16.3)	(9.5)	(55.7)	(24.2)
	$47.0	$33.1	$110.4	$87.3

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

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks on future income caused by interest rate changes on its variable rate Term Loan facility. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense related to the debt. At September 30, 2004, the Company had interest rate swap agreements with a notional amount of $770 million, which expire on various dates from 2005 to 2007 under which the Company will pay fixed rates of 1.89% to 3.27% and receive three-month LIBOR.

During the nine months ended September 30, 2004, there was approximately $2.4 million determined to be the ineffective portion related to changes in the fair value of the interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.

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

In addition, during the third quarter of 2004, the Company entered into natural gas swap contracts to hedge prices for a portion of its natural gas requirements through December 2005. Such contracts are designated as cash flow hedges and are accounted for by deferring the quarterly change in fair value of the outstanding contracts in Accumulated Derivative Instruments Loss. On the date a contract matures, the resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity purchased. The ineffective portion of the swap contracts change in fair value, if any, would be recognized in earnings. During the nine months ended September 30, 2004, there was no material ineffective portion related to changes in fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Foreign Currency Risk

The Company enters into forward exchange contracts to manage risks associated with future variability in cash flows resulting from anticipated foreign currency transactions adversely affected by changes in exchange rates. Gains/losses, if any, related to these contracts are recognized in income when the anticipated transaction affects income.

At September 30, 2004 and December 31, 2003, multiple forward exchange contracts existed that expire on various dates from 2004 to 2005. Those purchased forward exchange contracts outstanding at September 30, 2004, when measured in U.S. dollars at September 30, 2004 exchange rates, had notional amounts totaling approximately $176.2 million. Those purchased forward exchange contracts outstanding at December 31, 2003, when measured in U.S. dollars at December 31, 2003 exchange rates, had notional amounts totaling approximately $141.7 million.

No amounts were reclassified to earnings during the nine months ended September 30, 2004 in connection with forecasted transactions that were no longer considered probable of occurring and there was no material ineffective portion related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all accounts receivable and certain accounts payable resulting from transactions denominated in foreign currencies in order to manage risks associated with foreign currency transactions adversely affected by changes in exchange rates. At September 30, 2004 and December 31, 2003, multiple foreign currency forward exchange contracts existed, with maturities ranging up to six months. Those forward currency exchange contracts outstanding at September 30, 2004, when aggregated and measured in U.S. dollars at September 30, 2004 exchange rates, had net notional amounts totaling approximately $29.6 million. Those forward currency exchange contracts outstanding at December 31, 2003, when aggregated and measured in U.S. dollars at December 31, 2003 exchange rates, had net notional amounts totaling approximately $29.3 million. Generally, unrealized gains and losses resulting from these contracts are recognized in operations and approximately offset corresponding unrealized gains and losses recognized on the hedged accounts receivable or payable. These contracts are presently being and will continue to be marked to market through the income statement.

Accumulated Derivative Instruments Loss

The following is a reconciliation of changes in the fair value of the interest rate swap agreements and foreign currency forward contracts which have been recorded as Accumulated Derivative Instruments Loss in the accompanying Condensed Consolidated Balance Sheet at September 30, 2004 and at September 30, 2003 and as Derivative Instruments Loss in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2004 and 2003.

(Amounts in millions)	2004	2003
Balance at January 1	$(12.7)	$(6.1)
Reclassification to earnings	(6.6)	0.6
Current period change in fair value	18.3	(6.2)
Balance at September 30	$(1.0)	$(11.7)

The balance recorded in Accumulated Derivative Instruments Loss at September 30, 2004 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings over the next twelve months may vary from this amount as a result of changes in market conditions.

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

The pension expense related to the U.S. plans consisted of the following:

	Three Months Ended		Nine Months Ended
(Amounts in Millions)	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Service Cost	$3.7	$2.5	$10.6	$5.8
Interest Cost	7.4	5.8	21.7	14.3
Expected Return on Plan Assets	(8.2)	(9.7)	(22.0)	(18.0)
Amortizations:
Prior Service Cost	1.0	0.4	1.9	1.1
Actuarial Loss	—	4.9	1.8	7.0

Net Periodic Pension Cost	$3.9	$3.9	$14.0	$10.2

The Company disclosed in its financial statements for the year ended December 31, 2003 that, due to certain minimum regulatory requirements, the Company may be required to make contributions to its U.S. pension plans. The contributions were contingent upon final pension funding proposals separately approved by both houses of the U.S. Congress as well as the completion of the Company’s 2004 valuation by its actuaries. The legislative actions have now been passed and the 2004 valuation has been completed. The Company estimates that no contributions to its U.S. pension plans will be required to be paid in 2004.

The Company maintains international defined benefit pension plans that are both noncontributory and contributory and are funded in accordance with applicable local laws.  The pension or termination benefits are based primarily on years of service and the employees’ compensation. Plan assets are invested primarily in equities and fixed income securities.

The pension expense related to the international plans consisted of the following:

	Three Months Ended		Nine Months Ended
(Amounts in Millions)	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Service Cost	$—	$—	$0.1	$0.1
Interest Cost	1.6	1.3	4.7	3.9
Expected Return on Plan Assets	(1.5)	(1.1)	(4.5)	(3.4)
Amortizations:
Actuarial Loss	0.2	0.1	0.6	0.3

Net Periodic Pension Cost	$0.3	$0.3	$0.9	$0.9

For its international pension plans, the Company contributed $0.4 million in the third quarter of 2004 for a total of $3.4 million for the nine months ended September 30, 2004 and expects to contribute a total of $3.6 million in 2004.

The Company sponsors postretirement health care plans that provide medical and life insurance coverage to eligible salaried and hourly retired U.S. employees and their dependents. No postretirement medical benefits are offered to salaried employees who began employment after December 31, 1993.

The other postretirement benefits expense consisted of the following:

	Three Months Ended		Nine Months Ended
(Amounts in Millions)	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Service Cost	$0.3	$0.2	$0.7	$0.4
Interest Cost	1.2	0.7	2.7	1.6
Amortizations:
Prior Service Cost	—	—	(0.1)	(0.1)
Actuarial Loss	—	—	0.2	0.2

Net Periodic Postretirement Benefits Cost	$1.5	$0.9	$3.5	$2.1

In December 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act expands Medicare primarily by adding a prescription drug benefit for Medicare-eligible individuals beginning in 2006. Pursuant to guidance provided in FASB Staff Position SFAS No. 106-1, “Accounting for Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“SFAS No. 106-1”), the Company chose to defer recognition of the Act, and, accordingly, postretirement benefit obligations and net periodic postretirement benefit cost do not reflect any potential impact of the legislation. In May 2004, the FASB issued Staff Position SFAS No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” (SFAS No. 106-2”), which supercedes SFAS No. 106-1. SFAS No. 106-2 provides additional authoritative guidance on the accounting for the federal subsidy. The Company has not yet determined that the prescription drug benefits under its postretirement plan is actuarially equivalent to the Medicare Part D benefit and thus the postretirement benefit cost does not reflect any amount associated with the subsidy.

Note 9 – RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES

The Company adopted a plan in the first quarter of 2004 to restructure its operations by closing facilities, relocating equipment and severing employees in an effort to better position the Company to operate in the current business environment. Components of the restructuring charges for the nine months ended September 30, 2004 are as follows:

(Amounts in Millions)	Nine Months Ended Sept. 30, 2004
Restructuring Charges:
Equipment Removal Costs	$1.4
Facility Restoration and Carrying Costs	0.7
Severance of Employees and Other Employee Termination-Related Charges	4.2

Total Restructuring Charges	$6.3

The initial purchase price allocation of $7.2 million recorded at March 31, 2004 was reduced by $0.9 million in the second quarter of 2004 primarily for facility restoration and carrying costs as a building was sold sooner than anticipated. Through September 30, 2004, the Company has made payments for severance and other employee termination-related charges in the amount of $1.1 million and for equipment removal and facilities restoration in the amount of $0.7 million, both of which reduced the initial reserve detailed above. The Company anticipates the majority of cash payments to be made under the restructuring plan will occur in the second and third quarters of 2005. The restructuring activities described herein are expected to be completed by the end of 2005 and affect only the paperboard packaging segment. As of September 30, 2004, the Company had approximately $4.5 million accrued for restructuring, as follows:

	Balance at January 1,	Adjustments (Statement of Operations Impact)		Cash	Purchase Price		Balance at Sept. 30,
(Amounts in Millions)	2004	Expense	Reversal	Payments	Allocation	Reclassification	2004
Equipment Removal Costs	$—	$—	$—	$(0.6)	$1.4	$—	$0.8
Facility Restoration and Carrying Costs	—	—	—	(0.1)	0.7	—	0.6

Severance of Employees and Other Employee Termination-Related Charges	—	—	—	(1.1)	4.2	—	3.1
Total	$—	$—	$—	$(1.8)	$6.3	$—	$4.5

Note 10 – SUBSEQUENT EVENT

On October 1, 2004, Graphic Packaging International, a wholly-owned subsidiary of the Company, entered into the First Amendment (the “First Amendment”) to the $1.6 billion Senior Secured Credit Agreement dated August 8, 2003 among Graphic Packaging International and the several lenders from time to time parties thereto (the “Original Credit Agreement”). The First Amendment consolidates Graphic Packaging International’s $142.5 million Term Loan A and $1,113.8 million Term Loan B under the Original Credit Agreement into one $1,256.3 million Term Loan C, but does not change any of the terms of  Graphic Packaging International’s $325.0 million revolving credit facility under the Original Credit Agreement. The First Amendment reduces the interest rate on Graphic Packaging International’s term loans by 25 basis points and provides a step-down provision that automatically reduces the interest rate if Graphic Packaging International achieves a leverage ratio (as defined in the Original Credit Agreement) below 4.75 to 1.00. The new Term Loan C is payable in equal installments of $6.3 million on December 31 and June 30 of each year through December 31, 2009, with a final payment of $1,187.2 million due on August 8, 2010.  Graphic Packaging International’s affirmative and negative covenants, including but not limited to limitations on additional indebtedness, asset sales, capital expenditures, acquisitions and other types of transactions, remain the same as under the Original Credit Agreement. Consistent with the terms of the Original Credit Agreement, an uncured breach of such covenants or Graphic Packaging International’s representations and warranties, in addition to any failure to pay principal and interest when due, are events that may cause all amounts under the Credit Agreement (as amended by the First Amendment) to become due and payable immediately. The guarantees and collateral supporting the new Term Loan C remain the same as under the Original Credit Agreement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a leading provider of paperboard packaging solutions to multinational consumer products companies. The Company has vertically integrated operations enabling it to offer customers paperboard, cartons and packaging machines, either as an integrated solution or separately.

The Company’s objective is to expand its position as a leading provider of paperboard packaging solutions. To achieve this objective, the Company is implementing strategies to expand market share in its current markets and to identify and penetrate new markets; to capitalize on the Company’s and Graphic’s complementary customer relationships, business competencies, and mills and converting assets; to develop and market innovative products and applications; to continue to reduce costs by focusing on operational improvements and identified operating synergies from the Merger; and to use anticipated future free cash flows to reduce debt.

The Merger

The Merger was accounted for as a purchase by the Company. Under the purchase method of accounting, the assets and liabilities of Graphic were recorded, as of the date of the closing of the Merger, at their respective fair values and added to those of the Company.

The Company is ahead of schedule in merger integration and in realizing the initial estimate of approximately $52 million of annual synergies by the third year after the closing of the Merger, primarily due to integration of the Company’s paperboard production into its carton converting system, more effective leveraging of the Company’s purchasing power, disciplined reduction of excess overhead and rationalization of the Company’s manufacturing capacity. As of September 30, 2004, the Company achieved an annualized rate of $72 million of synergies. As part of the Company’s manufacturing rationalization initiatives, the Company announced in January 2004 its plans to close its Garden Grove, CA converting plant, and in May 2004 announced plans to close its Bow, NH and Clinton, MS converting plants. In addition, the Company announced it is expanding certain of its existing sites, including Fort Smith, AR and Lumberton, NC, and as a result expects to make expenditures of approximately $20 million to $25 million through 2005. By the end of 2006, the Company estimates that it will realize an additional $19 million in annual synergies, improved cost structures and increased productivity as a result of these manufacturing rationalization initiatives. The Company cannot make assurances as to the amount or timing of future synergies, if any, that may be realized. Potential difficulties in realizing such projected synergies include, among other things, the integration of personnel, the combination of different corporate cultures and the integration of facilities.

For additional discussion of the Merger and the impact of the Merger on the Company’s financial condition and results of operations, see Note 1, Note 2 and Note 9 in Notes to Condensed Consolidated Financial Statements.

Segment Information

The Company reports its results in two business segments: paperboard packaging and containerboard/other. Business segment information is as follows:

	Three Months Ended		Nine Months Ended
(Amounts in Millions)	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
NET SALES:
Paperboard Packaging	$590.7	$459.0	$1,731.9	$1,054.1
Containerboard/Other	26.5	19.1	67.5	60.6
	$617.2	$478.1	$1,799.4	$1,114.7

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$67.0	$48.5	$185.3	$130.5
Containerboard/Other	(3.7)	(5.9)	(19.2)	(19.0)
Corporate	(16.3)	(9.5)	(55.7)	(24.2)
	$47.0	$33.1	$110.4	$87.3

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

The Company historically experienced stable pricing for its integrated beverage multiple packaging products and moderately cyclical pricing for its other product offerings. Because some products can be packaged in different types of materials, the Company’s sales are affected by competition from other manufacturers’ coated unbleached kraft paperboard, or CUK board, and other substrates — solid bleached sulfate, or SBS, recycled clay coated news, or CCN, and, internationally, white lined chipboard, or WLC — as well as by general market conditions. Graphic’s sales historically were driven primarily by consumer buying habits in the markets its customers serve. New product introductions and promotional activity by Graphic’s customers and Graphic’s introduction of new packaging products also impacted its sales. The Company’s containerboard business is subject to conditions in the cyclical worldwide commodity paperboard markets which have a significant impact on containerboard sales.

The Company works to maintain market share through efficiency, product innovation and strategic sourcing to its customers; however, pricing and other competitive pressures may occasionally result in the loss of a customer relationship.

Packaging machinery placements during the first nine months of 2004 increased approximately 108% compared to the first nine months of 2003 partially due to the timing of shipments. The Company expects packaging machinery placements for 2004 to be approximately 60% higher when compared to 2003. The Company has been and will continue to be selective in future packaging machinery placements to ensure appropriate returns on the Company’s investments.

Cost of Sales. The Company’s cost of sales consists primarily of energy, pine pulpwood, hardwood, chemicals, recycled fibers, purchased paperboard, paper, aluminum foil, ink, plastic films and resins, depreciation expense and labor. Energy, including natural gas, fuel oil and electricity, represents a significant portion of the Company’s manufacturing costs. The Company continues to be negatively impacted by inflationary pressures on energy, fiber and chemicals. During the first nine months of 2004, the Company experienced a significant increase in its energy costs compared to the prior year period, principally at its mills, of approximately $9 million on a pro forma basis representing an approximate 11% increase. The Company has entered into contracts designed to mitigate the impact of future cost increases for a portion of its natural gas requirement, primarily at its U.S. mills through December 2005. The Company will continue to evaluate its position regarding natural gas purchase commitments. The Company believes that higher energy costs will continue to negatively impact its results for 2004 and beyond. During the first nine months of 2004, the Company also experienced a significant increase in its fiber costs compared to the prior year period, principally at its mills, of approximately $7 million on a pro forma basis. Since negotiated contracts and the market largely determine the pricing for its products, the Company is limited in its ability to pass through to its customers any energy or other cost increases that the Company may incur in the future.

Commitment to Cost Reduction. In light of increasing margin pressure throughout the paperboard packaging industry, the Company has programs in place that are designed to reduce costs, improve productivity and increase profitability. The Company is continuing to implement a global continuous improvement initiative that uses statistical process control to help design and manage many types of activities, including production and maintenance. This includes a Six Sigma process focused on reducing variable and fixed manufacturing and administrative costs. During the first nine months of 2004, the Company achieved approximately $19 million in annualized cost savings through its continuous improvement initiative.

The Company is also implementing an initiative designed to enhance the competitiveness of its beverage multiple packaging converting operations. This initiative is expected to add new manufacturing technology, add press capacity and consolidate certain beverage carton converting operations. The Company expects to make expenditures of approximately $70 million to $75 million through 2005 and to realize cost savings relative to 2002 from this initiative of approximately $39 million annually by 2005. The Company has spent approximately $61 million of the projected capital investment through September 30, 2004.

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

The Company believes the following accounting policies are the most critical because these policies require significant judgment or involve complex estimations that are important to the portrayal of the Company’s financial conditions and operating results:

• Revenue Recognition — The Company receives revenue from the sales of manufactured products, the leasing of packaging machinery, and the servicing of packaging machinery. The Company recognizes sales revenue when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the Company’s price to the buyer is fixed and determinable, and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is largely dependent on shipping terms. Revenue is recorded at the time of shipment for terms designated as free on board (“f.o.b.”) shipping point. For sales transactions designated f.o.b. destination, revenue is recorded when the product is delivered to the customer’s delivery site. The Company recognizes revenues on its annual and multi-year carton supply contracts as the shipment occurs in accordance with the shipping terms discussed above.

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

• Retirement-Related Benefits — The Company sponsors defined benefit plans (the “Plans”) for eligible employees and retirees. The effect of the Plans on the Condensed Consolidated Financial Statements is subject to many assumptions. The Company believes that the most critical assumptions are (1) the discount rate, (2) the rate of increase in future compensation levels and (3) the expected long-term rate of return on plan assets. The projected unit credit cost method is used for valuation purposes. See Note 8 in Notes to Condensed Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

The Merger was accounted for as a purchase by the Company. Thus, the Company’s results of operations for the three and nine months ended September 30, 2003 include the results of Graphic beginning August 9, 2003 through September 30, 2003. The Company’s results of operations for the three months and nine months ended September 30, 2004 include the results of Graphic. Accordingly, amounts for the three months and nine months ended September 30, 2004 are not comparable to those for the three months and nine months ended September 30, 2003. See Note 2 in Notes to Condensed Consolidated Financial Statements.

	Three Months Ended			Nine Months Ended
(Amounts in Millions)	Sept. 30, 2004	Increase (Decrease) From Prior Period	Sept. 30, 2003	Sept. 30, 2004	Increase (Decrease) From Prior Period	Sept. 30, 2003
Net Sales	$617.2	29.1%	$478.1	$1,799.4	61.4%	$1,114.7
Cost of Sales	513.0	29.3	396.7	1,508.1	65.2	912.9
Gross Profit	104.2	28.0	81.4	291.3	44.4	201.8
Selling, General and Administrative	48.6	8.7	44.7	146.0	38.5	105.4
Research, Development and Engineering	2.1	—	2.1	6.9	27.8	5.4
Other Expense, Net	6.5	333.3	1.5	28.0	656.8	3.7
Income from Operations	$47.0	42.0%	$33.1	$110.4	26.5%	$87.3

THIRD QUARTER 2004 COMPARED WITH THIRD QUARTER 2003

Net Sales

The Company’s Net Sales in the third quarter of 2004 increased by $139.1 million, or 29.1%, to $617.2 million from $478.1 million in the third quarter of 2003, due primarily to the inclusion of an additional 39 days in 2004 of Graphic’s paperboard packaging business which resulted in increased Net Sales of $138.6 million.

Foreign currency exchange rates positively impacted Net Sales by $8.9 million. These increases were somewhat offset by lower pricing in the Company’s North American markets primarily as a result of increased market competitiveness.

Gross Profit

The Company’s Gross Profit in the third quarter of 2004 increased by $22.8 million, or 28.0%, to $104.2 million from $81.4 million in the third quarter of 2003. The Company’s gross profit margin decreased to 16.9% in the third quarter of 2004 from 17.0% in the third quarter of 2003. The decrease in gross profit margin was due primarily to lower pricing in North American markets as a result of increased market competitiveness, lower margin product mix in North American markets including the addition of Graphic’s paperboard packaging business, and inflationary pressures primarily on energy, chemicals and fiber. In addition, unfavorable manufacturing variances contributed to the decline in gross profit margin as the market movement to adopt the Fridge Vendor® beverage carton is occurring faster than anticipated. The Company expects that its production costs will be lower once it completes the beverage multiple packaging converting operations initiative. The decrease in gross profit margin was somewhat offset by worldwide cost reductions resulting from the Company’s cost reduction initiatives.

Selling, General and Administrative

Selling, General and Administrative expenses increased by $3.9 million, or 8.7%, to $48.6 million in the third quarter of 2004 from $44.7 million in the third quarter of 2003, due primarily to higher incentive compensation expenses, inflation and higher consulting fees primarily associated with Sarbanes-Oxley compliance efforts. As a percentage of Net Sales, Selling, General and Administrative expenses were 7.9% in the third quarter of 2004 versus 9.3% in the third quarter of 2003.

Research, Development and Engineering

Research, Development and Engineering expenses remained constant at $2.1 million in the third quarter of 2004 and 2003.

Other Expense, Net

Other Expense, Net was $6.5 million in the third quarter of 2004 as compared to $1.5 million in the third quarter of 2003. This change was principally due to the inclusion of an additional 39 days in 2004 of Graphic’s paperboard packaging business which resulted in higher amortization expense of $2.7 million due to the effects of purchase accounting in connection with the Merger and non-cash charges of approximately $2.4 million recorded in the third quarter of 2004 associated with the retirement of certain equipment.

Income from Operations

Primarily as a result of the factors discussed above, the Company’s Income from Operations in the third quarter of 2004 increased by $13.9 million, or 42.0%, to $47.0 million from $33.1 million in the third quarter of 2003, while its operating margin increased to 7.6% in the third quarter of 2004 from 6.9% in the third quarter of 2003.

Fluctuations in U.S. Currency Exchange Rates

The weakening of the U.S. dollar currency exchange rates as compared to certain currencies including the euro, other European currencies and the Japanese yen had a $8.9 million impact on Net Sales, while there was a modest impact on Gross Profit, Income from Operations, and operating expenses during the third quarter of 2004.

FIRST NINE MONTHS 2004 COMPARED WITH FIRST NINE MONTHS 2003

Net Sales

The Company’s Net Sales in the first nine months of 2004 increased by $684.7 million, or 61.4%, to $1,799.4 million from $1,114.7 million in the first nine months of 2003, due primarily to the inclusion of an additional 221 days in 2004 of Graphic’s paperboard packaging business which resulted in increased Net Sales of $690.2 million. Foreign currency exchange rates positively impacted Net Sales by $31.8 million. These increases were somewhat offset by lower pricing in the Company’s North American markets primarily as a result of increased market competitiveness.

Gross Profit

The Company’s Gross Profit in the first nine months of 2004 increased by $89.5 million, or 44.4%, to $291.3 million from $201.8 million in the first nine months of 2003. The Company’s gross profit margin decreased to 16.2% in the first nine months of 2004 from 18.1% in the first nine months of 2003. The decrease in gross profit margin was due primarily to lower pricing in North American markets as a result of increased market competitiveness, lower margin product mix in North American markets including the addition of Graphic’s paperboard packaging business, and inflationary pressures primarily on energy, chemicals and fiber. In addition, unfavorable manufacturing variances contributed to the decline in gross profit margin as the market movement to adopt the Fridge Vendor® beverage carton is occurring faster than anticipated. The Company expects that its production costs will be lower once it completes the beverage multiple packaging converting operations initiative. The decrease in gross profit margin was somewhat offset by worldwide cost reductions resulting from the Company’s cost reduction initiatives.

Selling, General and Administrative

Selling, General and Administrative expenses increased by $40.6 million, or 38.5%, to $146.0 million in the first nine months of 2004 from $105.4 million in the first nine months of 2003, due primarily to the inclusion of an additional 221 days in 2004 of Graphic’s Selling, General and Administrative expenses of $24.0 million, higher incentive compensation expenses, inflation and higher consulting fees primarily associated with Sarbanes-Oxley compliance efforts. As a percentage of Net Sales, Selling, General and Administrative expenses were 8.1% in the first nine months of 2004 versus 9.5% in the first nine months of 2003.

Research, Development and Engineering

Research, Development and Engineering expenses increased by $1.5 million, or 27.8%, to $6.9 million in the first nine months of 2004 from $5.4 million in the first nine months of 2003, due primarily to the inclusion of an additional 221 days in 2004 of Graphic’s Research, Development and Engineering expenses of $2.5 million, somewhat offset by lower investment related to the Company’s products and packaging machinery.

Other Expense, Net

Other Expense, Net was $28.0 million in the first nine months of 2004 as compared to $3.7 million in the first nine months of 2003. This change was principally due to the inclusion of an additional 221 days in 2004 of Graphic’s paperboard packaging business which resulted in higher amortization expense of $17.7 million due to the effects of purchase accounting in connection with the Merger and non-cash charges of approximately $7.3 million recorded in the first nine months of 2004 associated with the retirement of certain equipment, somewhat offset by the charge of approximately $1.9 million recorded in the first nine months of 2003 to write off deferred costs associated with the withdrawal of the proposed initial public offering of the Company’s common stock.

Income from Operations

Primarily as a result of the factors discussed above, the Company’s Income from Operations in the first nine months of 2004 increased by $23.1 million, or 26.5%, to $110.4 million from $87.3 million in the first nine months of 2003, while its operating margin decreased to 6.1% in the first nine months of 2004 from 7.8% in the first nine months of 2003.

Fluctuations in U.S. Currency Exchange Rates

The weakening of the U.S. dollar currency exchange rates as compared to certain currencies including the euro, other European currencies and the Japanese yen had a $31.8 million impact on Net Sales, while there was a modest impact on Gross Profit, Income from Operations, and operating expenses during the first nine months of 2004.

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

Interest Income

Interest Income remained constant at $0.3 million in the first nine months of 2004 and 2003.

Interest Expense

Interest Expense increased by $5.1 million to $112.6 million in the first nine months of 2004 from $107.5 million in the first nine months of 2003, due primarily to higher debt balances following the Merger. Interest Expense was also affected by higher average interest rates due to the fact that the Company’s minor share of unhedged floating rate debt was tied to increasing market interest rates. The increase was somewhat offset by lower interest rates on the new Senior and Senior Subordinated notes.

Income Tax Expense

During the first nine months of 2004, the Company recognized an Income Tax Expense of $6.0 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $1.2 million. During the first nine months of 2003, the Company recognized an Income Tax Expense of $4.8 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $65.2 million. Income Tax Expense for the first nine months of 2004 and 2003 was due primarily to income earned in certain foreign countries where no valuation allowance is recorded. In addition, the Company has determined that certain tax reserves initially established via purchase accounting in 2003 are no longer needed, resulting in a reduction in the tax reserve and Goodwill of approximately $0.4 million.

Equity in Net Earnings of Affiliates

Equity in Net Earnings of Affiliates was $1.2 million in the first nine months of 2004 and $1.1 million in the first nine months of 2003 and related to the Company’s non-consolidated joint venture, Rengo Riverwood Packaging, Ltd.

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

Cash Flows

Cash and Equivalents increased by approximately $8.4 million in the first nine months of 2004. Cash provided by operating activities in the first nine months of 2004 totaled $141.5 million, compared to cash provided by operating activities of $61.7 million in the first nine months of 2003. This improvement was principally due to an increase in operating cash flow before changes in operating assets and liabilities, somewhat offset by unfavorable changes in receivables and accounts payable and other accrued liabilities, as a result of the additional working capital needs following the Merger and timing differences. Cash used in investing activities in the first nine months of 2004 totaled $103.0 million, compared to $158.6 million in the first nine months of 2003. This change was principally due to approximately $91.8 million in expenses and fees in the first nine months of 2003 related to the Merger and the net proceeds of $11.8 million generated in the first nine months of 2004 from the sale of assets, principally the Company’s Garden Grove, California plant ($9.2 million) and the Ft. Atkinson, Wisconsin plant ($2.2 million), somewhat offset by an increase in purchases of property, plant and equipment of approximately $27.5 million (see “—Capital Expenditures”) in the first nine months of 2004. Cash used in financing activities in the first nine months of 2004 totaled $30.3 million, compared to cash provided of $97.7 million in the first nine months of 2003. This change was principally due to net payments under the Company’s revolving credit facilities in the first nine months of 2004 as well as the net effect resulting from the Related Financing Transactions in the first nine months of 2003. Depreciation and amortization during the first nine months of 2004 totaled approximately $173.0 million and is expected to be approximately $230 million in 2004.

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

• The consummation of an anticipatory change of control tender offer and consent solicitation for all of Graphic’s 8 5/8% senior subordinated notes due 2012 (the “Prior Graphic Notes”) made in anticipation of the change of control offer required by the indenture governing the Prior Graphic Notes. Out of $300.0 million in aggregate principal amount of Prior Graphic Notes outstanding, approximately $299.1 million in aggregate principal amount of Prior Graphic Notes were tendered in the anticipatory change of control tender offer. On September 15, 2003, the Company completed the change of control offer required pursuant to the indenture governing the Prior Graphic Notes. As of September 30, 2004 and December 31, 2003, $0.8 million in principal amount of the Prior Graphic Notes was outstanding.

As of September 30, 2004, the Company had outstanding $2.1 billion of long-term debt, consisting primarily of $850 million aggregate principal amount of Senior Notes and Senior Subordinated Notes, $1,256 million of term loans under the Term Loan Facility and other debt issues and facilities.

On October 1, 2004, Graphic Packaging International, a wholly-owned subsidiary of the Company, entered into the First Amendment (the “First Amendment”) to the $1.6 billion Senior Secured Credit Agreement  dated August 8, 2003 among Graphic Packaging International and the several lenders from time to time parties thereto (the “Original Credit Agreement”). The First Amendment consolidates Graphic Packaging International’s $142.5 million Term Loan A and $1,113.8 million Term Loan B under the Original Credit Agreement into one $1,256.3 million Term Loan C, but does not change any of the terms of  Graphic Packaging International’s $325.0 million revolving credit facility under the Original Credit Agreement. The First Amendment reduces the interest rate on Graphic Packaging International’s term loans by 25 basis points and provides a step-down provision that automatically reduces the interest rate if Graphic Packaging International achieves a leverage ratio (as defined in the Original Credit Agreement) below 4.75 to 1.00. The new Term Loan C is payable in equal installments of $6.3 million on December 31 and June 30 of each year through December 31, 2009, with a final payment of $1,187.2 million due on August 8, 2010.  Graphic Packaging International’s affirmative and negative covenants, including but not limited to limitations on additional indebtedness, asset sales, capital expenditures, acquisitions and other types of transactions, remain the same as under the Original Credit Agreement. Consistent with the terms of the Original Credit Agreement, an uncured breach of such covenants or Graphic Packaging International’s representations and warranties, in addition to any failure to pay principal and interest when due, are events that may cause all amounts under the Credit Agreement (as amended by the First Amendment) to become due and payable immediately. The guarantees and collateral supporting the new Term Loan C remain the same as under the Original Credit Agreement.

The loans under the Senior Secured Credit Agreement bear interest at fluctuating rates based upon the interest rate option elected by the Company. The loans under the Term Loan Facility bore interest as of September 30, 2004 at an average rate per annum of 4.4%. The Senior Notes and the Senior Subordinated Notes bear interest at rates of 8.5% and 9.5%, respectively. The loans under the Revolving Credit Facility were paid off during the third quarter.

Interest expense in 2004 is expected to be approximately $150 million, including approximately $9 million of non-cash amortization of deferred debt issuance costs. During the first nine months of 2004, cash paid for interest was approximately $114 million.

At September 30, 2004, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

(Amounts in Millions)	Total Amount of Commitments	Total Amount Outstanding	Total Amount Available (A)
Revolving Credit Facility	$325.0	$—	$314.1
International Facilities	19.2	12.7	6.5
	$344.2	$12.7	$320.6

Note:

(A)      In accordance with its debt agreements, the Company’s availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of approximately $10.9 million as of September 30, 2004. These letters of credit are used as security against its self-insurance obligations, workers’ compensation obligations and an outstanding note payable. These letters of credit expire at various dates through 2005 unless extended.

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

The Company expects that its working capital and business needs will require it to continue to have access to the Revolving Credit Facility or a similar revolving credit facility after the maturity date in 2009, and that the Company accordingly will have to extend, renew, replace or otherwise refinance such facility at or prior to such date. No assurance can be given that it will be able to do so. The Company has in the past refinanced and in the future may seek to refinance its debt prior to the respective maturities of such debt.

The Company uses interest rate swaps to manage interest rate risks on future income caused by interest rate changes on its variable rate Term Loan Facility. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense related to the debt. At September 30, 2004 the Company had interest rate swap agreements with a notional amount of $770 million, which expire on various dates from 2005 to 2007 under which the Company will pay fixed rates of 1.89% to 3.27% and receive three-month LIBOR.

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

Note:

(A) See “—Credit Agreement EBITDA” below.

At September 30, 2004, the Company was in compliance with the financial covenants in the Senior Secured Credit Agreement. The Company’s ability to comply in future periods with the financial covenants in the Senior Secured Credit Agreement will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company’s control and will be substantially dependent on the selling prices for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business and profitability strategies. If a violation of any of the covenants occurred, the Company would attempt to get a waiver or an amendment from its lenders, although no assurance can be given that the Company would be successful in this regard. The Senior Secured Credit Agreement and the indentures governing the Senior Subordinated Notes and the Senior Notes have covenants as well as certain cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions.

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

The calculation of Credit Agreement EBITDA for the periods indicated is set forth below. Credit Agreement EBITDA for the nine months ended September 30, 2004 is calculated in accordance with the Senior Secured Credit Agreement. Credit Agreement EBITDA for the twelve months ended September 30, 2004 and December 31, 2003 is calculated on a pro forma basis giving effect to the Merger in accordance with the Senior Secured Credit Agreement. Credit Agreement EBITDA for the nine months ended September 30, 2003 is also calculated on a pro forma basis giving effect to the Merger as if the Senior Secured Credit Agreement was in effect with respect to such period. See Note 2 in Notes to Condensed Consolidated Financial Statements for selected unaudited pro forma combined financial information giving effect to the Merger.

	Nine Months Ended		Twelve Months Ended
(Amounts in Millions)	Sept. 30, 2004 Actual	Sept. 30, 2003 Pro Forma	Sept. 30, 2004 Pro Forma	Dec. 31, 2003 Pro Forma
Unaudited Combined Loss Attributable to Common Stockholders	$(6.7)	$(60.4)	$(20.7)	$(74.4)
Income Tax Expense	6.0	5.8	2.7	2.5
Interest Expense, Net	112.3	111.8	148.6	148.1
Depreciation and Amortization	173.0	159.4	228.5	214.9
Equity in Net Earnings of Affiliates	(1.2)	(1.1)	(1.4)	(1.3)
Other Non-Cash Charges (A)	26.9	17.1	41.6	31.8
Merger Related Expenses	4.9	11.2	6.8	13.1
Dividends from Equity Investments	1.1	0.7	1.1	0.7
Loss on Early Extinguishment of Debt	—	46.6	—	46.6
Credit Agreement EBITDA (B)	$316.3	$291.1	$407.2	$382.0

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

Capital Expenditures

The Company’s capital spending for the first nine months of 2004 was approximately $103.4 million, up 36.2% from $75.9 million for the first nine months of 2003. During the first nine months of 2004, the Company had capital spending of approximately $44.3 million for improving process capabilities, approximately $33.0 million for its beverage multiple packaging converting operations initiative, approximately $18.9 million for manufacturing packaging machinery, approximately $3.1 million for the expansion of its Fort Smith, AR and Lumberton, NC converting plants and approximately $4.1 million for compliance with cluster rules. Total capital spending for 2004 is expected to be approximately $150 million and is expected to relate principally to improving the Company’s process capabilities including the Company’s beverage multiple packaging converting operations initiative and the expansion of its Fort Smith, AR and Lumberton, NC converting plants (approximately $120 million), the production of packaging machinery (approximately $24 million) and environmental cluster rules compliance (approximately $6 million). Between October 1, 2004 and the end of 2005, the Company anticipates that it will spend approximately $16 million at its U.S. mills to comply with the cluster rules. The Company is accelerating certain capital driven cost reduction projects that it anticipates will deliver benefits in 2004 and 2005.

Seasonality

The Company’s net sales, income from operations and cash flows from operations are subject to moderate seasonality, with demand usually increasing in the spring and summer due to the seasonality of the worldwide beverage multiple packaging markets.

Environmental Matters

The Company is subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including those governing discharges to air, soil and water, the management, treatment and disposal of hazardous substances, the management, treatment and disposal of solid and hazardous wastes, the investigation and remediation of contamination resulting from historical site operations and releases of hazardous substances, and the health and safety of employees. The Company’s potential environmental liabilities and obligations may result in significant costs, which could negatively impact its financial condition and results of operations. In addition, capital expenditures may be necessary for the Company to comply with such laws and regulations, including the U.S. Environmental Protection Agency’s regulations mandating stringent controls on air and water discharges from pulp and paper mills, or the cluster rules. Any failure to comply with environmental, health and safety laws or any permits and authorizations required thereunder could subject the Company to fines, corrective action or other sanctions. In addition, some of the Company’s current and former facilities are the subject of environmental investigations and remediations resulting from historical operations and the release of hazardous substances or other constituents. Some current and former facilities have a history of industrial usage for which investigation and remediation obligations may be imposed in the future or for which indemnification claims may be asserted against the Company. The Company cannot predict with certainty future investigation or remediation costs or future costs relating to historical usage or indemnification claims. Also, potential future closures or sales of facilities may necessitate further investigation and may result in future remediation at those facilities. The Company will continue to review and revise its estimate of potential, contingent environmental liabilities related to past, present and future operations as additional information related to its environmental liabilities is obtained.

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

The Company is involved in investigation and remediation projects for certain properties that it currently owns or formerly owned or operated, including the specific sites discussed below. The Company has also received demands arising out of alleged contamination of various properties currently or formerly operated by it, and at certain waste disposal sites. The Company believes that these potential liabilities are not material.

North Portland, Oregon Facility.  The presence of contamination in soils on and groundwater beneath the North Portland facility has been identified at levels exceeding Oregon state screening limits. Current information indicates that the contamination is naturally attenuating, is confined and/or is the result of off-site contamination which has migrated to groundwater beneath the facility. The facility is listed on the Oregon Confirmed Release List; however, the facility is under no current order or agreement to conduct additional investigation and/or remediation at this time. The EPA has determined that it will require no further action at the site. The Company believes it is probable that additional investigation will be required at the facility by the State of Oregon, although it is not possible to predict a time table for additional action. Based on current information, the Company believes that no active remediation will be required as a result of any additional investigation at the facility.

Kalamazoo Paperboard Mill and Carton Plant.  The Kalamazoo facilities and adjacent properties have long histories of industrial and commercial usages. Portions of the property on which the mill is located have been found to contain contamination exceeding Michigan state screening levels. Restrictive covenants restricting land usage in portions of the mill property where contamination has been identified have been recorded to address contamination in those areas. The Company believes that there is a reasonable possibility that some or all of the contamination which has been identified at the facility will be determined to be the result of past activities unrelated to the Company’s operations; however, further investigation will be necessary to make a final determination. Although the Company is not under any current order or agreement to conduct additional site investigation, the Company plans to submit an Interim Remedial Action Plan (“IRAP”) to investigate and address the presence of contamination at the mill during the fourth quarter of 2004. The IRAP will be conducted over a five (5) year period. There is not sufficient information available to determine whether any additional investigation or remediation will be required after completion of the IRAP nor is there sufficient information to reasonably estimate the cost of any additional investigation or remediation beyond the requirements of the IRAP.

Information Concerning Forward-Looking Statements

Certain statements of the Company’s expectations, including, but not limited to, statements regarding the reduction of debt, production efficiency improvements, synergies from the Merger, energy, chemical and fiber costs, depreciation and amortization, interest expense, capital expenditures and the outcome of litigation and environmental proceedings in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, the Company’s ability to implement its business strategies and achieve forecast synergies from the Merger, the Company’s substantial amount of debt, continuing pressure for lower cost products, increases and volatility in raw materials and energy costs, rising labor costs, the Company’s ability to pass these increased costs on to its customers, unfavorable currency translation movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that impact the Company’s ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made. Additional information regarding these and other risks is contained in the Company’s other periodic filings with the SEC.

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

In addition, during the third quarter of 2004, the Company entered into natural gas swap contracts to hedge prices for a portion of its natural gas requirements through December 2005. Such contracts are designated as cash flow hedges and are accounted for by deferring the quarterly change in fair value of the outstanding contracts in Accumulated Derivative Instruments Loss. On the date a contract matures, the resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity purchased. The ineffective portion of the swap contracts change in fair value, if any, would be recognized in earnings. During the nine months ended September 30, 2004, there was no material ineffective portion related to changes in fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management has carried out an evaluation, with the participation of its chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon management’s evaluation, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the third quarter of 2004, there were no matters submitted to a vote of security holders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)              Exhibit Index

Exhibit Number	Description

3.2	Amended and Restated By-laws of Graphic Packaging Corporation.

31.1	Certification required by Rule 13a-14(a).

31.2	Certification required by Rule 13a-14(a).

32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

b. Reports on Form 8-K.

Reports on Form 8-K filed with the SEC:

September 29, 2004 reporting the appointment of David W. Scheible to the position of Chief Operating Officer effective October 1, 2004.

Reports on Form 8-K furnished to the SEC on:

August 5, 2004 reporting the Registrant’s second quarter 2004 results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHIC PACKAGING CORPORATION
(Registrant)

/s/ STEPHEN A. HELLRUNG	Senior Vice President, General
Stephen A. Hellrung	Counsel and Secretary	November 4, 2004

/s/ JOHN T. BALDWIN	Senior Vice President and
John T. Baldwin	Chief Financial Officer (Principal Financial and Accounting Officer)	November 4, 2004