Form 10-K
period 2004-12-31
GRAPHIC PACKAGING CORP
filed 2005-03-29
CIK 886239

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 1-13182

Graphic Packaging Corporation
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	58-2205241 (I.R.S. employer identification no.)
814 Livingston Court, Marietta, Georgia (Address of principal executive offices)	30067 (Zip Code)
(770) 644-3000 Registrant's telephone number, including area code:
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	New York Stock Exchange
Series A Junior Participating Preferred Stock Purchase Rights associated with the Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐    No ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        As of March 10, 2005, there were 198,602,294 shares of the registrant's Common Stock, par value $0.01 per share, outstanding. Aggregate market value of voting and non-voting common equity held by non-affiliates at June 30, 2004 was $586 million.

        DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2005 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Information Concerning Forward-Looking Statements

        Certain statements of Graphic Packaging Corporation's expectations, including, but not limited to, statements regarding the availability of raw materials, the impact of inflation of energy, chemical and fiber costs, the outcome of litigation and environmental proceedings, the reduction of debt, capital expenditures and certain contractual obligations in this report constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and its present expectations. These risks and uncertainties include, but are not limited to, the Company's ability to implement its business strategies and achieve forecast synergies from the Merger, the Company's substantial amount of debt, continuing pressure for lower cost products, inflation of and volatility in raw materials and energy costs, rising labor costs, the Company's ability to pass these increased costs on to its customers, unfavorable currency translation movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that impact the Company's ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements. Additional information regarding these and other risks is contained in the Company's other periodic filings with the SEC.

PART I

ITEM 1. BUSINESS

Overview

        Graphic Packaging Corporation ("GPC" and, together with its subsidiaries, the "Company") is a leading provider of paperboard packaging solutions to multinational consumer products companies. The Company strives to provide its customers with packaging solutions designed to deliver marketing and performance benefits at a competitive cost by capitalizing on its low-cost paperboard mills and converting plants, its proprietary carton designs and packaging machines, and its commitment to customer service.

        The Company focuses on providing a range of paperboard packaging products to major companies with well-recognized brands. Its customers have prominent market positions in the beverage, food and household products industries. The Company offers customers its paperboard, cartons and packaging machines, either as an integrated solution or separately. The Company has long-term relationships with major companies, including Altria Group, Inc. (which includes Kraft Foods Inc. and the Philip Morris Companies), Anheuser-Busch Companies, Inc., Coors Brewing Company, General Mills, Inc., Miller Brewing Company, and numerous Coca-Cola and Pepsi bottling companies.

        The Company's packaging products are made from a variety of grades of paperboard. The Company makes most of its packaging products from coated unbleached kraft paperboard ("CUK board") and coated recycled paperboard ("CRB") that the Company produces at its mills, and a portion from paperboard purchased from external sources.

        The Company reports its results in two business segments: paperboard packaging and containerboard/other. The Company operates in four geographic areas: the United States, Central and South America, Europe and Asia-Pacific. For business segment and geographic area information for each of the last three fiscal years, see Note 20 in Notes to Consolidated Financial Statements.

        GPC (formerly known as Riverwood Holding, Inc.) was incorporated on December 7, 1995 under the laws of the State of Delaware. On August 8, 2003, the corporation formerly known as Graphic Packaging International Corporation merged with and into Riverwood Acquisition Sub LLC, a wholly- owned subsidiary of Riverwood Holding, Inc. ("Riverwood Holding"), with Riverwood Acquisition Sub

LLC as the surviving entity (the "Merger"). At the closing of the Merger, one share of common stock of Riverwood Holding was exchanged for each share of common stock of Graphic Packaging International Corporation. Riverwood Acquisition Sub LLC then merged into Riverwood Holding, which was renamed Graphic Packaging Corporation. After the Merger, (1) RIC Holding, Inc. merged into Graphic Packaging Holdings, Inc., which was renamed GPI Holding, Inc. and (2) the corporation formerly known as Graphic Packaging Corporation merged into Riverwood International Corporation ("RIC"), which was renamed Graphic Packaging International, Inc. ("Graphic Packaging International").

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

        The Company's website is located at http://www.graphicpkg.com. The Company makes available, free of charge through its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such materials are electronically filed or furnished to the Securities and Exchange Commission ("SEC"). The information contained or incorporated in the Company's website is not a part of this Annual Report on Form 10-K.

Paperboard Packaging

        The Company's paperboard packaging products deliver marketing and performance benefits at a competitive cost. The Company supplies paperboard cartons and carriers designed to protect and contain products while providing:

  •
  convenience through ease of carrying, storage, delivery and food preparation for consumers;

  •
  a smooth surface printed with high-resolution, multi-color graphic images that help improve brand awareness and visibility of products on store shelves; and

  •
  durability, stiffness, wet and tear strength, abrasion and heat resistance, leakage protection, microwave heating capabilities, and moisture, gas and solvent barriers.

        The Company produces paperboard at its mills, prints and cuts ("converts"), the paperboard into cartons at its converting plants, and designs and manufactures specialized, proprietary packaging machines that package bottles and cans and, to a lesser extent, non-beverage consumer products. The Company also sells the paperboard it produces to independent converters. The Company installs its packaging machines at customer plants under long-term leases and provides value-added support, service and advanced performance monitoring of the machines.

        The Company offers a variety of laminated, coated and printed packaging structures that are produced from its CUK and CRB boards, as well as other grades of paperboard that are purchased from third party suppliers. The Company produces cartons using diverse structural designs and combinations of paperboard, films, foils, metalization, holographics, embossing and other characteristics that are tailored to the needs of individual products. The Company provides a wide range of packaging solutions for the following end-use markets:

  •
  beverage, including beer, soft drinks, water and juices;

  •
  food, including cereal, desserts, frozen and microwavable foods, and pet foods;

  •
  prepared foods, including snacks, quick serve foods in restaurants and food service products;

  •
  household products, including dishwasher and laundry detergent, health care and beauty aids, and tissues and papers; and

  •
  tobacco, including flip top boxes and long cartons.

        For its beverage customers, the Company supplies beverage cartons in a variety of designs and formats, including 6, 8, 12, 18, 24 and 30 unit multi-packs. Its proprietary beverage packaging machines package cans, bottles and other beverage containers into its beverage cartons at high speeds. Such machines are designed to create "pull-through" demand for its CUK board. The Company seeks to increase the use by customers of its integrated packaging solutions which, the Company believes, improve its revenue opportunities, enhance customer relationships, provide customers with greater packaging line and supply chain efficiencies and overall cash benefits, and expand opportunities for the Company to provide value added support and service. The Company enters into annual or multi-year carton supply contracts with its beverage packaging customers, which generally require the customer to purchase a fixed portion of its carton requirements from the Company. Particularly in its international operations, the Company's CUK board may be sold to and converted by joint ventures and licensees of its beverage carton machines which, in turn, sell converted beverage cartons to end-users for use on the Company's proprietary packaging machines. The Company also sells CUK board, which the Company produces, to customers for use on third-party packaging machines.

        The Company develops packaging applications to meet the needs of its customers. Described below are a number of characteristics of its packaging products.

        Strength Packaging.    Through its application of materials and package designs, the Company provides sturdiness to meet a variety of packaging needs, including tear and wet strength, puncture resistance, durability and compression strength (providing stacking strength to meet store display packaging requirements). The Company achieves such strength characteristics through combinations of paperboard, film laminates and metallized layers tailored on a product-by-product basis.

        Promotional Packaging.    The Company offers a broad range of promotional packaging options that help differentiate its customers' products. The Company provides products designed to enhance point-of-purchase and marketing opportunities through package shapes, portability, metallization, holographics, embossing and micro-embossing, brilliant high-tech inks, specialized coatings, hot-stamp metal foil surfaces, in-pack and on-pack customized promotions, inserts, windows and die-cuts. These promotional enhancements improve brand awareness and visibility on store shelves.

        Convenience Packaging.    These packaging solutions improve package usage and food preparation:

  •
  beverage multiple packaging—Fridge Vendor® and 6, 8, 12, 18, 24 and 30 unit multi-packs for beer, soft drinks, water and juices;

  •
  active microwave technologies—Micro-Rite® bake-in-the-box, Focus Qwik Wave® trays, Quilt Wave™ and MicroFlex® Q substrates;

  •
  alternative containers—Z-Flute® packaging for club stores, paperboard cans and formed trays;

  •
  easy opening and closing features—pour spouts and resealable liners; and

  •
  ComposiGard®—the Company's alternative to traditional "bag-in-box" packaging.

        Barrier Packaging.    The Company provides packages that protect against moisture, grease, oil, oxygen, sunlight, insects and other potential product-damaging factors. Its barrier technologies integrate a variety of specialized laminate and extruded film layers, metallized package layers, package sealing, applied coatings, and other techniques—all customized to specific barrier requirements.

Converting Operations

        The Company converts CUK board and CRB, as well as other grades of paperboard, into cartons at 26 carton converting plants that the Company operates in the United States, Canada, the United Kingdom, Spain, France and Brazil, as well as through converting plants associated with its joint ventures in Japan and Denmark and licensees in other markets outside the United States. The converting plants print, cut and glue paperboard into cartons designed to meet customer specifications. These plants utilize roll-fed web-printing presses with in-line cutters and sheet-fed printing presses to print and cut paperboard. Printed and cut cartons are in turn frequently glued and shipped to the Company's customers.

        The Company's U.S. converting plants are dedicated to converting paperboard produced by the Company, as well as paperboard supplied by outside producers, into cartons. Because the presses at the Company's U.S. converting plants have high cutting and printing speeds, they result in less labor hours per ton of cartons produced for the high-volume U.S. market. The Company's international converting plants convert paperboard produced by the Company, as well as paperboard supplied by outside producers, into cartons. These converting plants outside of the United States are designed to meet the smaller volume orders of these markets.

Paperboard Production

        CUK Board Production.    The Company is the larger of two worldwide producers of CUK board. CUK board is a specialized high-quality grade of paperboard with excellent wet and dry tear strength characteristics and printability for high resolution graphics that make it particularly suited for a variety of packaging applications. The Company produces CUK board at its West Monroe, Louisiana mill and its Macon, Georgia mill. The Company has three machines at its West Monroe mill and two machines at its Macon mill capable of making paperboard. These mills have a current total combined annual production capacity of approximately 1.2 million gross tons of CUK board.

        The Company's CUK board production at its West Monroe and Macon mills was approximately 670,000 tons and 490,000 tons, respectively, for 2004. CUK board is manufactured from pine and hardwood fibers and, in some cases, recycled fibers, such as double lined kraft cuttings from corrugated box plants ("DLK") and clippings from its converting operations. Virgin fiber is obtained in the form of wood chips or pulp wood acquired through open market purchases or the Company's long-term purchase contract with Plum Creek Timber Company, L.P. See "Energy and Raw Materials." Wood chips are chemically treated to form softwood and hardwood pulp, which are then blended (together, in some cases, with recycled fibers). In the case of carrierboard (paperboard used in the beverage industry's multi-pack cartons), a chemical is added to increase moisture resistance. The pulp is then processed through the mill's paper machines, which consist of a paper-forming section, a press section (where water is removed by pressing the wet paperboard between rolls), a drying section and a coating section. Coating on CUK board, principally a mixture of pigments, binding agents and water, provides a white, smooth finish, and is applied in multiple steps to achieve desired levels of brightness, smoothness and shade on the print side of the paperboard. After the CUK board is coated, it is wound into rolls, which are then shipped to the Company's converting plants or to outside converters.

        CRB Production.    The Company's CRB is a grade of recycled paperboard that offers superior quality graphics, strength and appearance characteristics when compared to other recycled grades. The Company has two machines at its Kalamazoo, Michigan mill capable of making paperboard. The Company's CRB production at its Kalamazoo, Michigan mill was approximately 352,000 tons for 2004. The mill is one of the largest CRB facilities in North America. The mill's paperboard is specifically designed to maximize throughput on high-speed web-litho presses. The Company consumes approximately 80% of the Kalamazoo mill's output in its carton converting operations, and the mill is an integral part of its low cost converting strategy.

        White Lined Chip Board.    The Company produces white lined chip ("WLC") board at its mill in Norrköping, Sweden, and produced approximately 160,000 tons of such board during 2004. WLC board, which is similar to CRB, is used for a variety of folding carton applications principally throughout Europe. The Company's WLC board incorporates recycled fibers to meet the demands of the European marketplace.

Packaging Design and Proprietary Packaging Machinery

        The Company has four research and design centers located in Golden, Colorado, Marietta, Georgia, Neenah, Wisconsin, and Mississauga, Ontario, Canada. At these centers, the Company designs, tests and manufactures prototype packaging for consumer products packaging applications. The Company designs and tests packaging machinery at its Marietta, Georgia product development center. The Company's Golden, Colorado product development center contains full size pilot lines that can simulate the manufacturing environments of customers. The Company utilizes a network of computer equipment at its converting facilities to provide automated computer-to-plate graphic services designed to improve efficiencies and reduce errors associated with the pre-press preparation of printing plates.

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

        At the Company's product development center in Marietta, Georgia, the Company integrates carton and packaging machinery designs from a common database balancing carton manufacturing costs and packaging line performance. The Company also manufactures and designs packaging machines for beverage multiple packaging and other consumer products packaging applications at its principal U.S. manufacturing facility in Crosby, Minnesota and at a facility near Barcelona, Spain. The Company leases substantially all of its packaging machines to customers, typically under machinery use agreements with original terms of three to six years.

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

        The Company's packaging machines are designed to package polyethylene terephthalate ("PET") bottles, glass bottles, cans and other primary beverage containers, as well as non-beverage consumer products, using cartons designed by the Company, made from its CUK board and converted into cartons by the Company, its joint venture partners or its licensees. In order to meet customer requirements, the Company has developed an extensive portfolio of packaging machines consisting of three principal machinery lines, including over eight different models of packaging machines. Its machines package cans and PET or glass bottles in a number of formats including baskets, clips, trays, wraps and fully enclosed cartons. These machines have packaging ranges from 2 to 36 cans per package and have the ability to package cans at speeds of up to 3,000 cans per minute.

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

        The Company has introduced innovative beverage packaging machines such as its Quikflex® family of machines that package Fridge Vendor® and Twin- Stack® style cartons. The Quikflex TS®, a double-layer multiple packaging design, packages Twin-Stack® cartons providing better portability and a more visible billboard compared with conventional large-volume multipacks. Double layer packaging allows for cans to be stacked vertically in a double layer in the same paperboard carton. The Company's other lines of packaging machines include the Marksman®, a family of machines designed to package bottles, cans, juice boxes and dairy products in a variety of wrap configurations and the Autoflex, a machine designed to package bottles in a variety of basket style carton configurations. Its newest packaging machines incorporate an advanced performance monitoring system called RADAR. This system provides continuous monitoring and reporting to the Company in real time over the Internet of the performance of packaging machines installed at customers' sites providing technical support on-line and improved operational performance.

Marketing and Distribution

        The Company markets its paperboard and paperboard-based products principally to multinational brewers, soft drink bottlers, food companies, and other well-recognized consumer products companies. It also sells paperboard in the open market to independent paperboard converters.

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

        The Company's non-beverage consumer products packaging customers include Altria Group, Inc., General Mills, Inc., Nestle Group, Unilever, PepsiCo, Inc., Kellogg Company, The Schwan Food Company and Mattel, Inc. It also sells its CUK board to numerous independent converters who convert the CUK board into cartons for consumer products. The Company has entered into agreements with a number of major independent converters. Under the terms of these agreements, the converters agree to purchase a significant portion of their CUK board requirements from the Company and to assist the Company in customer development efforts designed to grow the market for CUK board.

        Distribution is primarily accomplished through direct sales offices in the United States, Australia, Brazil, Denmark, Germany, Hong Kong, Italy, Japan, Mexico, Singapore, Spain, Sweden and the United Kingdom and, to a lesser degree, through broker arrangements with third parties. The Company's selling activities are supported by its technical and developmental staff.

        During 2004, the Company did not have any one customer who represented 10% or more of its net sales.

Joint Ventures

        The Company is a party to joint ventures with Rengo Company Limited and Danapak Holding A/S, in which it owns 50% and 60%, respectively, to market machinery-based packaging systems in Japan and Scandinavia, respectively. The joint ventures cover CUK board supply, use of proprietary carton designs and marketing and distribution of packaging systems.

Competition

        A relatively small number of large competitors hold a significant portion of the paperboard packaging industry. The Company's primary competitors include Caraustar Industries, Inc., Field

Container Company, L.P., Gulf States Paper Corporation, International Paper Company, MeadWestvaco Corporation, Packaging Corporation of America, R.A. Jones Co, Inc., Rock-Tenn Company and Smurfit-Stone Container Corporation. There are only two major producers in the United States of CUK board, MeadWestvaco Corporation and the Company. The Company faces significant competition in its CUK board business from MeadWestvaco as well as from other packaging materials manufacturers. Like the Company, MeadWestvaco produces and converts CUK board, designs and places packaging machines with customers and sells CUK board in the open market.

        In beverage multiple packaging, cartons made from CUK board compete with plastics and corrugated packaging for packaging glass or plastic bottles, cans and other primary containers. Although plastics and corrugated packaging are typically priced lower than CUK board, the Company believes that cartons made from CUK board offer advantages over these materials, in areas such as distribution, high quality graphics, carton designs, package performance, package line speed, environmental friendliness and design flexibility.

        In non-beverage consumer products packaging, the Company's paperboard competes principally with MeadWestvaco's CUK board, recycled clay-coated news ("CCN") and solid bleached sulphate board ("SBS") from numerous competitors and, internationally, WLC board and folding boxboard. Paperboard grades compete based on price, strength and printability. CUK board and CRB have generally been priced in a range that is lower than SBS board. There are a large number of producers in the paperboard markets, which are subject to significant competitive and other business pressures. Suppliers of paperboard compete primarily on the basis of price, strength and printability of their paperboard, quality and service.

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

        In 2004, the Company had net sales in its containerboard business of $95.3 million. In 2004, the Company shipped approximately 11,000 tons of linerboard from the Macon mill and approximately 132,000 tons of corrugating medium, 40,000 tons of kraft paper and 39,000 tons of linerboard from its West Monroe mill. In 2004, the Company also shipped approximately 49,000 tons of various other linerboard products.

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

Energy and Raw Materials

        Pine pulpwood, hardwood, paper and recycled fibers (including DLK and old corrugated containers ("OCC")) and energy used in the manufacture of paperboard, as well as various chemicals used in the coating of paperboard represent the largest components of the Company's variable costs of paperboard production. The cost of these materials is subject to market fluctuations caused by factors beyond its control.

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

        The Macon mill purchases most of its fiber requirements on the open market, and is a significant consumer of recycled fiber, primarily in the form of clippings from the Company's domestic converting plants as well as DLK and other recycled fibers. The Company has not experienced any significant difficulties obtaining sufficient DLK or other recycled fibers for its Macon mill operations, which the Company purchases in part from brokers located in the eastern United States. The Macon mill purchases substantially all of its pine pulpwood and hardwood requirements from private landowners in central and southern Georgia. Because of the adequate supply and large concentration of private landowners in this area, the Company believes that adequate supplies of pine pulpwood and hardwood timber currently are available to meet its fiber needs at the Macon mill.

        The Kalamazoo mill produces paperboard made primarily from OCC, old newsprint ("ONP"), and boxboard clippings. ONP and OCC recycled fibers are purchased through brokers at market prices and, less frequently, purchased directly from sources under contract. Boxboard clippings are provided by the Company's folding carton converting plants and, to a lesser degree, purchased through brokers. The market price of each of the various recycled fiber grades fluctuates with supply and demand. The Company has many sources for its fiber requirement and believes that the supply is adequate to satisfy its needs.

        In addition to paperboard that is supplied to its converting operations from its own mills, to a lesser extent, the Company converts a variety of other paperboard grades such as SBS, SUS and uncoated recycled board. The Company purchases such paperboard requirements, including additional CRB, from outside vendors, including through multi-year supply agreements.

        Energy, including natural gas, fuel, oil and electricity, represents a significant portion of the Company's manufacturing costs. The Company has entered into contracts designed to mitigate the impact of future energy cost increases for a significant portion of its natural gas requirements, primarily at its U.S. mills through December 2005. The Company will continue to evaluate its hedge position regarding natural gas purchase commitments.

        The Company purchases a variety of other raw materials for the manufacture of its paperboard and cartons, such as inks, aluminum foil, plastic filling, plastic resins, adhesives, process chemicals and coating chemicals such as kaolin and titanium dioxide. While such raw materials are generally readily available from many sources, and the Company is not dependent upon any one source of such raw materials, the Company has developed strategic long-standing alliances with some of its vendors, including the use of multi-year supply agreements, in order to provide a guaranteed source of raw materials that satisfies customer requirements, while obtaining the best quality, service and price.

        The Company continues to be negatively impacted by inflationary pressures, including higher costs for energy, fiber and chemical based inputs, and believes these higher costs will negatively impact its results for 2005. Since negotiated contracts and the market largely determine the pricing for its products, the Company is limited in its ability to pass through to its customers any inflationary or other cost increases that the Company may incur in the future.

Seasonality

        The Company's net sales, income from operations and cash flows from operations are subject to moderate seasonality, with demand usually increasing in the spring and summer due to the seasonality of the worldwide beverage multiple packaging markets.

Working Capital

        The Company continues to focus on reducing working capital needs and increasing liquidity. The Company's working capital needs arise primarily from maintaining a sufficient amount of inventories to meet the delivery requirements of the Company's customers and its policy to extend short-term credit to customers.

Research, Development and Engineering

        The Company's research and development staff works directly with its sales and marketing personnel in meeting with customers and pursuing new business. The Company's development efforts include, but are not limited to, extending the shelf life of customers' products, reducing production costs, enhancing the heat-managing characteristics of food packaging and refining packaging appearance through new printing techniques and materials. The Company's revolutionary Fridge Vendor® carton, a horizontal beverage 12-pack that delivers cold beverages while conserving refrigerator space, is but one example of the Company's successful projects involving both carton and machine design to introduce a new consumer friendly package. This patented package has proven popular with consumers because it's convenient and with the Company's customers because it sells more product. Research, development and engineering expenses were approximately $9.6 million, $7.4 million and $5.2 million in the years ended December 31, 2004, 2003, and 2002, respectively, and are primarily related to the development and design of new packaging machines and products.

Patents and Trademarks

        As of December 31, 2004, the Company has a large patent portfolio, presently owning, controlling or holding rights to more than 1,900 U.S. and foreign patents, with more than 500 patent applications currently pending. The Company's patent portfolio consists primarily of patents relating to packaging machinery, manufacturing methods, structural carton designs and microwave and barrier protection packaging. These patents and processes are significant to the Company's operations and are supported by trademarks such as Z-flute®, Fridge Vendor®, Composipac® and Micro-Rite®. The Company takes significant steps to protect its intellectual property and proprietary rights, but may not be completely successful in all instances. The Company does not believe that the expiration of any of its patents at the end of their normal lives would have a material adverse effect on its financial condition or results of operations, and the Company's operations are not dependent upon any single patent or trademark.

Employees and Labor Relations

        As of December 31, 2004, the Company had approximately 8,200 employees worldwide (excluding employees of joint ventures), of which approximately 52% were represented by labor unions and covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

        Employees covered by collective bargaining agreements are located at 11 different sites. The Company is a party to 16 union contracts, two of which are scheduled to expire in 2005. The contracts with employees represented by the Paper, Allied-Industrial, Chemical & Energy Workers International Union—AFL-CIO, CLC ("PACE") at Charlotte, NC and West Monroe, LA Converting Operations are scheduled to expire on August 1, 2005 and August 31, 2005, respectively. The Company and PACE will enter into negotiations for new agreements at both of these sites this summer. The Company's contracts with PACE and the Graphic Communications International Union ("GCIU") that cover employees at the Menasha and Wausau, WI Plants expired on April 30, 2004 and June 30, 2004, respectively. The Company and both Unions reached new agreements that will extend through October 31, 2008 and June 30, 2009 in Menasha and Wausau, respectively. The contract with the International Brotherhood of Teamsters covering certain employees at the Kalamazoo, MI transportation center expired on July 31, 2004 and the Company and Union reached a new agreement that extends through July 31, 2010.

        In addition to employees at the Charlotte, NC, West Monroe, LA, Wausau, WI and Menasha, WI converting plants, PACE represents employees at the Gordonsville, TN, and Cincinnati, OH converting plants, the Macon Mill, the West Monroe Mill and the Kalamazoo, MI converting plant and Mill.

        At the Macon, GA mill, a seven-year agreement was negotiated and ratified in November 2003 that extends from January 1, 2004 through December 31, 2010. At the West Monroe mill, a six-year contract was negotiated and ratified by the union on March 20, 2003 and covers the six-year period from March 1, 2003 to February 28, 2009. A contract was also reached in 2003 for the Kalamazoo facility, which will expire in January 2008. The Company's labor agreement for its Cincinnati, OH converting plant covers the five-year period from February 1, 2001 through January 31, 2006.

        In addition to the Wausau and Menasha, WI converting plants, GCIU represents employees in the Clinton, MS converting plant. A six-year contract covering its Clinton, MS converting plant was negotiated and ratified by the union on April 12, 2003, and covers the six-year period from February 1, 2003 through January 31, 2009.

        The Association of Western Pulp & Paper Union represents employees at the North Portland, OR converting plant. In 2002, a four-year contract was reached at the North Portland converting plant which will expire in March 2006. The International Association of Machinists and Aerospace Workers and the International Brotherhood of Electrical Workers represent certain maintenance employees at the Macon mill who are covered by the seven-year agreement reached in November 2003 that extends from January 1, 2004 through December 31, 2010.

        The Company's international employees are represented by unions in Brazil, France, Spain, Sweden and the United Kingdom.

Environmental Matters

        Certain environmental matters in which the Company is involved are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters."

ITEM 2.    PROPERTIES

Headquarters

        The Company's principal executive offices are located in Marietta, Georgia, where it currently leases approximately 52,000 square feet of office space.

Manufacturing Facilities

        A listing of the principal plants and properties owned or leased and operated by the Company is set forth below. The Company's buildings are adequate and suitable for the business of the Company. The Company also leases certain smaller facilities, warehouses and office space throughout the United States and in foreign countries from time to time.

Type of Facility and Location(1)	Floor Space in Square Feet	Principal Products Manufactured or Use of Facility
Paperboard Mills:
West Monroe, LA	1,535,000	CUK Board; linerboard; corrugating medium; kraft paper
Macon, GA	756,000	CUK Board; linerboard
Kalamazoo, MI	1,330,000	Coated recycled board
Norrköping, Sweden	417,000	White lined chip board
Converting Plants:
West Monroe, LA	695,000	Paperboard Packaging
Cincinnati, OH	240,000	Paperboard Packaging
Clinton, MS	215,000	Paperboard Packaging
Perry, GA(2)	267,000	Paperboard Packaging
Bow, NH	234,000	Paperboard Packaging
Centralia, IL(3)	283,000	Paperboard Packaging
Charlotte, NC	120,000	Paperboard Packaging
Fort Smith, AR	327,000	Paperboard Packaging
Golden, CO	299,000	Paperboard Packaging
Gordonsville, TN(3)	173,000	Paperboard Packaging
Kalamazoo, MI	238,000	Paperboard Packaging
Kendallville, IN	100,000	Paperboard Packaging
Lawrenceburg, TN	323,000	Paperboard Packaging
Lumberton, NC	246,000	Paperboard Packaging
Menasha, WI	442,000	Paperboard Packaging
Mitchell, SD	258,000	Paperboard Packaging
Portland, OR	530,000	Paperboard Packaging
Richmond, VA	130,000	Paperboard Packaging
Tuscaloosa, AL	126,000	Paperboard Packaging
Wausau, WI	481,000	Paperboard Packaging
Mississauga, Ontario, Canada	44,000	Paperboard Packaging
Bristol, Avon, United Kingdom	375,000	Paperboard Packaging
Igualada, Barcelona, Spain	131,000	Paperboard Packaging
Beauvois en Cambresis, France	70,000	Paperboard Packaging
Le Pont de Claix, France	120,000	Paperboard Packaging
Jundiai, Sao Paulo, Brazil	95,000	Paperboard Packaging
Packaging Machinery/Other:
Crosby, MN	188,000	Packaging machinery engineering design and manufacturing
Marietta, GA	31,000	Research and development and packaging machinery engineering design
Igualada, Barcelona, Spain	22,000	Packaging machinery engineering design and manufacturing
Golden, CO	26,000	Research and development/office
Menasha, WI	5,000	Research and development
Mississauga, Ontario, Canada	7,000	Research and development

(1)
The Company leases the facilities in Marietta, Georgia (3 facilities; leases expire on December 31, 2007 and April 30, 2010); Clinton, Mississippi (part only; lease renewable annually); Beauvois en Cambresis, France (lease expires on December 31, 2006); Igualada, Barcelona, Spain (2 facilities; leases expire on April 1, 2005 (lease renewable annually) and October 18, 2010); Centralia, Illinois (lease expires on December 31, 2005); and Mississauga, Ontario (lease expires on June 30, 2006); Gordonsville, Tennessee (part only; lease expires on December 31, 2011). Generally, leases are subject to extension or renewal at the option of the parties to the lease agreement. The Company owns all other facilities listed, except as described below.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of 2004, there were no matters submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the definitive proxy statement which will be filed within 120 days after December 31, 2004.

        Jeffrey H. Coors, 60, has been the Executive Chairman and a director of GPC since the closing of the Merger. Mr. Coors was Chairman of Graphic from 2000 and until the closing of the Merger, and was its Chief Executive Officer and President from Graphic's formation in 1992 and until the closing of the Merger. Mr. Coors served as Executive Vice President of the Adolph Coors Company from 1991 to 1992 and as its President from 1985 to 1989, as well as at Coors Technology Companies as its President from 1989 to 1992.

        Stephen M. Humphrey, 60, has been the President and Chief Executive Officer and a director of GPC since the closing of the Merger. From March 1997 until the closing of the Merger, Mr. Humphrey was the President and Chief Executive Officer and a director of Riverwood, RIC Holding, Inc. and RIC. From 1994 through 1996, Mr. Humphrey was Chairman, President and Chief Executive Officer of National Gypsum Company, a manufacturer and supplier of building products and services. From 1981 until 1994, Mr. Humphrey was employed by Rockwell International Corporation, a manufacturer of electronic industrial, automotive products, telecommunications systems and defense electronics products and systems, where he held a number of key executive positions.

        David W. Scheible, 47, has been the Company's Chief Operating Officer since October 2004. Previously, Mr. Scheible served as the Company's Executive Vice President of Commercial Operations since the closing of the Merger. Mr. Scheible served as Graphic's Chief Operating Officer from June 1999 until the closing of the Merger. He was President of Graphic's Flexible Division from January to June 1999. Before joining Graphic, he was affiliated with the Avery Denison Corporation, working most recently as its Vice President and General Manager of the Specialty Tape Division from 1995 through January 1999 and Vice President and General Manager of the Automotive Division from 1993 to 1995.

        John T. Baldwin, 48, has served as the Company's Senior Vice President and Chief Financial Officer since September 2003. He was Vice President and Chief Financial Officer of Worthington Industries from December 1998 to September 2003 and its Treasurer from August 1997 through December 1998. From 1994 through August 1997 Mr. Baldwin served as Assistant Treasurer of Tenneco, Inc., which manufactured and marketed automotive parts and packaging.

        Daniel J. Blount, 49, has been the Company's Senior Vice President, Integration since October 2003. From August 2003 until October 2003, he was the Senior Vice President, Integration, Chief Financial Officer and Treasurer. From June 2003 until August 2003, he was Senior Vice President, Chief Financial Officer and Treasurer of Riverwood, RIC Holding, Inc. and RIC. From September 1999 until June 2003, Mr. Blount was Senior Vice President and Chief Financial Officer of Riverwood, RIC Holding, Inc. and RIC. Mr. Blount was named Vice President and Chief Financial Officer of Riverwood, RIC Holding, Inc. and RIC in September 1998. Prior to joining Riverwood, Mr. Blount spent 13 years at Montgomery Kone, Inc., an elevator, escalator and moving ramp product manufacturer, installer and service provider, most recently as Senior Vice President, Finance.

        Stephen A. Hellrung, 57, has been the Company's Senior Vice President, General Counsel and Secretary since October 2003. He was Senior Vice President, General Counsel and Secretary of Lowe's Companies, Inc., a home improvement specialty retailer, from April 1999 until June 2003. Prior to joining Lowe's Companies, Mr. Hellrung held similar positions with Pillsbury Company and Bausch & Lomb, Incorporated.

        Wayne E. Juby, 57, has been the Company's Senior Vice President, Human Resources since the closing of the Merger. Mr. Juby was the Senior Vice President, Human Resources of Riverwood, RIC Holding, Inc. and RIC, from April 2001 until the closing of the Merger. Mr. Juby joined Riverwood in November 2000. From November 2000 until April 2001, Mr. Juby was Director, Corporate Training, of Riverwood. Prior to joining Riverwood, Mr. Juby was Vice President, Human Resources, of National Gypsum Company, from 1994 until 1996.

        Steven D. Saucier, 51, has been the Company's Senior Vice President, Paperboard Operations since the closing of the Merger. Mr. Saucier served as the Senior Vice President, Paperboard Operations of Riverwood since November 1998. From July 1998 until October 1998, Mr. Saucier was Senior Vice President, Manufacturing, of JPS Packaging, a manufacturer of flexible packaging. From April 1996 until July 1998, Mr. Saucier was Senior Vice President, Supply Chain, of Sealright Co., Inc., a manufacturer of rigid and flexible packaging, and from September 1975 until April 1996, Mr. Saucier was employed by Mobil Corporation, where his last position was General Manager, Manufacturing with Mobil Films division.

        Michael R. Schmal, 52, has been the Company's Senior Vice President, Beverage since the closing of the Merger and was the Vice President and General Manager, Brewery Group of Riverwood from October 1, 1996 until the closing of the Merger. Prior to that time, Mr. Schmal held various positions at Riverwood since joining the Company in 1981.

        Robert W. Spiller, 46, has been the Company's Senior Vice President, Performance Packaging Division since the closing of the Merger and was the Senior Vice President, Consumer Products Packaging for Riverwood, a position he held since he joined Riverwood in September 2002 until the closing of the Merger. From 1997 until June 2002, Mr. Spiller was President and CEO of Sonopress USA, a manufacturing packaging and service subsidiary of Bertelsmann AG. From 1985 until 1997, Mr. Spiller was with Avery Dennison Corporation, a manufacturer of office products, pressure sensitive adhesive label materials and labeling systems, in a number of key management positions.

        Donald W. Sturdivant, 44, has been the Company's Senior Vice President, Universal Packaging Division since the closing of the Merger. He joined Graphic in August 1999 as President of the Performance Packaging Division. Mr. Sturdivant joined James River Corporation in 1991, serving first as a General Manager, and then, beginning in June 1995, as Vice President and General Manager. He continued in this capacity after James River and Fort Howard merged to become Fort James Corporation in 1997. In February 1999, he was promoted to President of the Packaging Business and served in that position until Graphic's acquisition of the folding carton business of Fort James Corporation in August 1999.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        GPC's common stock (together with the associated stock purchase rights) is traded on the New York Stock Exchange under the symbol "GPK." The common stock began trading on the New York Stock Exchange on August 11, 2003. The historical range of the high and low sales price per share for each quarter of 2004 and for the third and fourth quarters of 2003 are as follows:

	2004		2003(A)
	High	Low	High	Low
First Quarter	$4.95	$4.13	—	—
Second Quarter	$8.65	$4.84	—	—
Third Quarter	$8.61	$6.05	$5.06	$3.87
Fourth Quarter	$8.27	$6.15	$5.05	$3.50

Note:

(A)
GPC's common stock did not commence trading until August 11, 2003, during the third quarter of 2003.

        No cash dividends have been paid during the last two years to the Company's common stockholders. The Company's intent is not to pay dividends at this time, but to deploy any earnings back into the Company. Additionally, the Company's credit facilities and the indentures governing its debt securities place substantial limitations on the Company's ability to pay cash dividends on its common stock (see "Covenant Restrictions" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 9 in Notes to Consolidated Financial Statements).

        On February 28, 2005, there were approximately 1,625 stockholders of record and 3,600 beneficial holders of GPC's common stock.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this Form 10-K.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Amounts in Millions)
Statement of Operations Data:
Net Sales	$2,386.5	$1,683.3	$1,247.3	$1,201.6	$1,192.4
Income from Operations(a)	115.6	106.1	140.6	107.3	213.6
(Loss) Income before Cumulative Effect of a Change in Accounting Principle(a)(b)	(41.8)	(82.9)	(11.2)	(65.1)	31.3
Net (Loss) Income(a)(b)(c)	(41.8)	(82.9)	(11.2)	(65.6)	31.3
(Loss) Income Per Share:
Basic	$(0.21)	$(0.56)	$(0.10)	$(0.57)	$0.27
Diluted	(0.21)	(0.56)	(0.10)	(0.57)	0.27
Weighted average number of shares outstanding:
Basic	198.5	148.3	115.1	115.1	115.0
Diluted	198.5	148.3	115.1	115.1	116.9
Balance Sheet Data:
(as of period end)
Cash and Equivalents	$7.3	$17.5	$13.8	$7.4	$18.4
Total Assets	3,111.3	3,200.3	1,957.7	2,001.1	2,094.4
Total Debt	2,025.2	2,154.6	1,528.4	1,541.2	1,532.8
Total Shareholders' Equity	456.6	489.0	125.6	196.7	277.0
Additional Data:
Depreciation & Amortization	$228.9	$160.4	$133.8	$137.1	$143.5
Additions to Property, Plant and Equipment(d)	137.8	136.6	56.0	57.3	62.1
Research, Development and Engineering Expense	9.6	7.4	5.2	5.1	4.6

Notes:

(a)
On October 3, 2000, the Company, along with its joint venture partner, completed the sale of the jointly-held subsidiary Igaras Papeis e Embalagens S.A. for approximately $510 million, including the assumption of $112 million of debt. The Company recognized a gain of approximately $70.9 million in connection with the sale.

(b)
For the years ended December 31, 2003, 2002, 2001 and 2000, the Company recorded a Loss on Early Extinguishment of Debt of $45.3 million, $11.5 million, $8.7 million and $2.1 million, respectively, net of applicable tax (see Note 17 in Notes to Consolidated Financial Statements).

(c)
For the year ended December 31, 2001, the Company recorded a charge of $0.5 million, net of tax, for the cumulative effect of a change in accounting principle for derivatives.

(d)
Includes amounts invested in packaging machinery and capitalized interest.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The Company's objective is to strengthen its position as a leading provider of paperboard packaging solutions. To achieve this objective, the Company is implementing strategies to expand market share in its current markets and to identify and penetrate new markets; to capitalize on the Company's and Graphic's complementary customer relationships, business competencies, and mills and converting assets; to develop and market innovative products and applications; and to continue to reduce costs by focusing on operational improvements and identified operating synergies from the Merger. The Company's ability to fully implement its strategies and achieve its objectives, however, is affected by several significant factors beyond the Company's control, including (i) inflation of raw material and other costs, which the Company cannot always pass through to its customers, and (ii) the effect of the overcapacity in the worldwide paperboard packaging industry. The Company anticipates using its free cash flows to reduce debt.

The Merger

        The Merger of the Company and Graphic in August 2003 was a significant step in achieving the objective of strengthening the Company's position in the paperboard packaging industry. The Merger was accounted for as a purchase by the Company, so the assets and liabilities of Graphic were recorded, as of the date of the closing of the Merger, at their respective fair values and added to those of the Company.

        The Company is ahead of its schedule in merger integration and in realizing the initial estimate of approximately $52 million of annual synergies by the third year after the closing of the Merger, primarily due to integration of the Company's paperboard production into its carton converting system, more effective leveraging of the Company's purchasing power, disciplined reduction of excess overhead and rationalization of the Company's manufacturing capacity. During 2004, the Company achieved an annualized synergy rate of $72 million.

        For additional discussion of the Merger and the impact of the Merger on the Company's financial condition and results of operations, see Note 1, Note 2 and Note 21 in Notes to Consolidated Financial Statements.

Significant Factors That Impact The Company's Business

        The Company's net sales, income from operations, cash flows from operations and financial condition are influenced by a variety of factors, many of which are beyond its control.

        Sales.    The Company historically experienced stable pricing for its integrated beverage multiple packaging products and moderately cyclical pricing for its other product offerings. Because some products can be packaged in different types of materials, the Company's sales are affected by competition from other manufacturers' coated unbleached kraft paperboard, or CUK board, and other substrates—solid bleached sulfate, or SBS, recycled clay coated news, or CCN, and, internationally, white lined chipboard, or WLC—as well as by general market conditions. Graphic's sales historically were driven primarily by consumer buying habits in the markets its customers serve. New product introductions and promotional activity by Graphic's customers and Graphic's introduction of new packaging products also impacted its sales. The Company's containerboard business is subject to conditions in the cyclical worldwide commodity paperboard markets which have a significant impact on containerboard sales. In addition, the Company's net sales, income from operations and cash flows from operations are subject to moderate seasonality, with demand usually increasing in the spring and summer due to the seasonality of the worldwide beverage multiple packaging markets.

        During 2004, the Company identified, evaluated and managed over 100 new product initiatives which generated approximately $30 million of new sales.

        The Company works to maintain market share through efficiency, product innovation and strategic sourcing to its customers; however, pricing and other competitive pressures may occasionally result in the loss of a customer relationship.

        Packaging machinery placements during 2004 increased approximately 62% compared to 2003 due primarily to the success of the new FridgeVendor® Package. These machines were placed to package cans and bottles for beer, soft drink, water and juice applications. The Company expects packaging machinery placements for 2005 to be approximately 18% lower when compared to 2004 but approximately 31% higher when compared to 2003. The Company has been and will continue to be selective in future packaging machinery placements to ensure appropriate returns on the Company's investments.

        Impact of Inflation and Operating Costs.    The Company's cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, hardwood, chemicals, recycled fibers, purchased paperboard, paper, aluminum foil, ink, plastic films and resins, depreciation expense and labor. The Company continues to be negatively impacted by inflationary pressures which increased costs approximately $50 million compared to the prior year on a pro forma basis and primarily related to energy ($12 million), fiber, outside board purchases and corrugated shipping containers ($14 million), labor and related benefits ($10 million), freight ($7 million), chemical based inputs ($6 million) and other ($1 million). The Company has entered into contracts designed to mitigate the impact of future cost increases for a significant portion of its natural gas requirements, primarily at its U.S. mills, through December 2005. The Company will continue to evaluate its position regarding natural gas purchase commitments. The Company believes that inflationary pressures will negatively impact its results for 2005. Since negotiated contracts and the market largely determine the pricing for its products, the Company is limited in its ability to pass through to its customers any inflationary or other cost increases that the Company may incur in the future. Additionally, the Company's sales contracts often limit its timing and ability to raise prices, further exacerbating the inflationary problems.

        During December 2004, unexpected sub-freezing temperatures in the Southeast resulted in the malfunction of control instrumentation for high pressure boilers at both the Company's West Monroe, Louisiana and Macon, Georgia mills. This malfunction resulted in unplanned down-time on paper machines and turbine generators as well as costs due to boiler damage. The downtime resulted in the lost production of approximately 5,500 tons of roll stock. Between the two mills, the total cost from this incident is expected to approximate $3.0 million of capital expenditures, along with a negative $2.3 million income statement impact due to the lost production, repair and startup. These costs will be realized in the first quarter of 2005.

        Commitment to Cost Reduction.    In light of increasing margin pressure throughout the paperboard packaging industry, the Company has programs in place that are designed to reduce costs, improve productivity and increase profitability. The Company is continuing to implement a global continuous improvement initiative that uses statistical process control to help design and manage many types of activities, including production and maintenance. This includes a Six Sigma process focused on reducing variable and fixed manufacturing and administrative costs. During 2004, the Company achieved approximately $27 million in annualized cost savings through its continuous improvement initiative.

        The Company is also implementing an initiative designed to enhance the competitiveness of its beverage multiple packaging converting operations. This initiative is expected to add new manufacturing technology, add press capacity and consolidate certain beverage carton converting operations. The Company expects to make expenditures of approximately $70 million to $75 million over the 2003 to 2005 period and to realize cost savings relative to 2002 from this initiative of approximately $39 million annually by 2005. The Company has spent approximately $66 million of the projected capital investment through December 31, 2004.

        As part of the Company's manufacturing rationalization initiatives, the Company announced in January 2004 its plans to close its Garden Grove, CA converting plant, and in May 2004 announced plans to close its Bow, NH and Clinton, MS converting plants. In addition, the Company announced it is expanding certain of its existing sites, including Fort Smith, AR and Lumberton, NC, and as a result expects to make expenditures of approximately $26 million over the 2004 to 2005 period. The Company has spent approximately $9 million of the projected capital investment through December 31, 2004. By the end of 2006, the Company estimates that it will realize an additional $19 million in annual synergies, improved cost structures and increased productivity as a result of these manufacturing rationalization initiatives.

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

  •
  Retirement-related benefits—The Company sponsors defined benefit plans for eligible employees and retirees. The effect of the plans on the consolidated financial statements is subject to many assumptions. The Company believes that the most critical assumptions are (1) the discount rate, (2) the rate of increase in future compensation levels and (3) the expected long-term rate of return on plan assets. The projected unit credit cost method is used for valuation purposes. The Company determines its discount rate on its measurement date primarily by reference to annualized rates earned on high quality fixed income investments that are rated Aa3 or better by Moody's Investor Services and yield-to-maturity analysis specific to its estimated future benefit payments. A change in the Company's discount rate of 25 basis points would have the effect of a higher accrued benefit liability and other comprehensive income of approximately $8.9 million if the discount rate were to be reduced and a lower accrued benefit liability and other comprehensive income of approximately $8.9 million if the discount rate were to be increased. For additional discussion of pensions, see Note 13 in Notes to Consolidated Financial Statements.

  •
  Goodwill valuation—The Company tests the carrying amount of its goodwill using the discounted cash flow method of valuation on an annual basis and whenever events or circumstances indicate that impairment may have occurred. The review for impairment is based on a discounted cash flow approach, which requires the Company to estimate future net cash flows, the timing of these cash flows, and a discount rate (based upon a weighted average cost of capital). The Company's cash flows are generated by its operations and are used to fund working capital needs, debt service and capital spending. The Company discounted these cash flows using a weighted average cost of capital of 10 percent. Changes in borrowing rates, which are impacted by market rate fluctuations, would impact discounted cash flow calculations. Other factors, such as significant operating losses or acquisitions of new operations, would also impact discounted cash flow calculations. If the discount rate used in the discounted cash flow calculations were to be increased 100 basis points, the fair value would continue to exceed the carrying amount in the Company's goodwill valuation analysis.

  •
  Recovery of Long-Lived Assets—The Company reviews long-lived assets (including property, plant and equipment and intangible assets) for impairment whenever events or changes in business circumstances, such as the closure of a plant, indicate that the carrying value of an asset may not be fully recoverable by undiscounted cash flows. Measurement of the impairment loss, if any, is based on the fair value of the asset, which is generally determined by the discounting of future estimated cash flows, or in the case of real estate, determining market value. The Company evaluates the recovery of its long-lived assets by analyzing operating results and considering significant events or changes in the business environment that may have triggered impairment.

  •
  Deferred tax asset valuation allowance—The Company estimates the realizability of deferred tax assets by estimating the projected reversal of offsetting deferred tax liability amounts and future taxable income. As discussed above in "Goodwill valuation," significant operating losses or acquisitions of operations would impact projected taxable income used to estimate the reversal of deferred tax balances.

  •
  Business Combinations—The Company, in assessing the fair market value of assets acquired and liabilities assumed in the Merger, has used certain estimates and assumptions that were based, in part, upon independent third-party appraisals and valuations.

        For a discussion of recent accounting pronouncements impacting the Company, see Note 23 in Notes to Consolidated Financial Statements.

Segment Information

        The Company reports its results in two business segments: paperboard packaging and containerboard/other. Business segment information is as follows:

	Year Ended Dec. 31, 2004	Year Ended Dec. 31, 2003	Year Ended Dec. 31, 2002
	(Amounts in Millions)
NET SALES:
Paperboard Packaging	$2,291.2	$1,600.6	$1,165.7
Containerboard/Other	95.3	82.7	81.6

	$2,386.5	$1,683.3	$1,247.3

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$211.3	$169.8	$186.1
Containerboard/Other	(21.6)	(27.3)	(24.0)
Corporate	(74.1)	(36.4)	(21.5)

	$115.6	$106.1	$140.6

RESULTS OF OPERATIONS

        The Merger was accounted for as a purchase by the Company. Thus, the Company's results of operations for the year ended December 31, 2004 include the results of Graphic. In addition, the Company's results of operations for the year ended December 31, 2003 include the results of Graphic beginning August 9, 2003 through December 31, 2003. The results of operations for 2002 represent the results of the Company only. Accordingly, amounts for 2004 are not comparable on a consistent basis to those for 2003 and 2002.

2004 COMPARED WITH 2003

	Year Ended December 31, 2004	Increase (Decrease) From Prior Period	Year Ended December 31, 2003
	(Amounts in Millions)
Net Sales	$2,386.5	41.8%	$1,683.3
Cost of Sales	2,026.7	44.9%	1,398.5

Gross Profit	359.8	26.3%	284.8
Selling, General and Administrative	202.3	32.1%	153.1
Research, Development and Engineering	9.6	29.7%	7.4
Other Expense, Net	32.3	77.5%	18.2

Income from Operations	$115.6	9.0%	$106.1

Net Sales

        The Company's Net Sales in 2004 increased by $703.2 million, or 41.8%, to $2,386.5 million from $1,683.3 million in 2003, due primarily to the inclusion of an additional 221 days in 2004 of Graphic's paperboard packaging business, which resulted in increased Net Sales of $690.2 million. Net Sales were positively impacted by foreign currency exchange rates $39.8 million and improved containerboard pricing. These increases were somewhat offset by lower pricing in the Company's North American markets, primarily as a result of increased market competitiveness.

Gross Profit

        The Company's Gross Profit in 2004 increased by $75.0 million, or 26.3%, to $359.8 million from $284.8 million in 2003. The Company's gross profit margin decreased to 15.1% in 2004 from 16.9% in 2003. The decrease in gross profit margin was due primarily to lower pricing in North American markets as a result of increased market competitiveness, lower margin product mix in North American markets including the addition of Graphic's paperboard packaging business, and inflationary pressures primarily on labor and related benefits, energy, fiber, freight and chemical based inputs. In addition, unfavorable manufacturing variances contributed to the decline in gross profit margin as the market movement to adopt the Fridge Vendor® beverage carton is occurring faster than anticipated. The Company expects that its production costs will be lower once it completes the beverage multiple packaging converting operations initiative. The decrease in gross profit margin was also attributed to the planned re-build of the Company's West Monroe, Louisiana mill's number four boiler. The purpose of the re-build was to restore the integrity of the equipment which was suffering from leaks and ongoing maintenance related downtime. The majority of the costs associated with this project were capital expenditures, but due to the approximate 30 days of boiler downtime taken during the re-build process, the Company incurred approximately $5 million of higher costs that negatively impacted the Company's gross profit margin during 2004. The decrease in gross profit margin was somewhat offset by worldwide cost reductions resulting from the Company's cost reduction initiatives.

Selling, General and Administrative

        Selling, General and Administrative expenses increased by $49.2 million, or 32.1%, to $202.3 million in 2004 from $153.1 million in 2003, due primarily to the inclusion of an additional 221 days in 2004 of Graphic's Selling, General and Administrative expenses of $24.0 million, higher incentive compensation expenses, inflation including higher medical and health benefits, and higher expenses associated with Sarbanes-Oxley compliance efforts. As a percentage of Net Sales, Selling, General and Administrative expenses were 8.5% in 2004 versus 9.1% in 2003.

Research, Development and Engineering

        Research, Development and Engineering expenses increased by $2.2 million, or 29.7%, to $9.6 million in 2004 from $7.4 million in 2003, due primarily to the inclusion of an additional 221 days in 2004 of Graphic's Research, Development and Engineering expenses of $2.5 million, somewhat offset by lower investment related to the Company's products and packaging machinery.

Other Expense (Income), Net

        Other Expense, Net was $32.3 million in 2004 as compared to $18.2 million in 2003. This change was principally due to the inclusion of an additional 221 days in 2004 of Graphic's paperboard packaging business which resulted in higher amortization expense of $17.7 million due to the effects of purchase accounting in connection with the Merger, somewhat offset by the charge of approximately $1.9 million recorded in 2003 to write-off deferred costs associated with the withdrawal of the proposed initial public offering of the Company's common stock.

Income from Operations

        Primarily as a result of the factors discussed above, the Company's Income from Operations in 2004 increased by $9.5 million, or 9.0%, to $115.6 million from $106.1 million in 2003, while its operating margin decreased to 4.8% in 2004 from 6.3% in 2003.

Fluctuations in U.S. Currency Exchange Rates

        The weakening of the U.S. dollar currency exchange rates as compared to certain currencies including the euro, other European currencies and the Japanese yen had a $39.8 million positive impact on Net Sales, while there was a modest impact on Gross Profit, Income from Operations, and operating expenses during 2004.

LOSS ON EARLY EXTINGUISHMENT OF DEBT, INTEREST INCOME, INTEREST EXPENSE, INCOME TAX EXPENSE, AND EQUITY IN NET EARNINGS OF AFFILIATES

Loss on Early Extinguishment of Debt

        In connection with the Merger, the Company entered into the Related Financing Transactions (as hereinafter defined under the section entitled "Financial Condition, Liquidity and Capital Resources—Liquidity and Capital Resources"). In 2003, the Company recorded a non-cash charge to earnings of approximately $16.7 million, related to the write-off of remaining debt issuance costs on its prior senior secured credit facilities and the Prior RIC Notes (as hereinafter defined under the section entitled "Financial Condition, Liquidity and Capital Resources—Liquidity and Capital Resources"), and also recorded a charge of approximately $28.6 million, related to the call premium paid upon redemption of the Prior RIC Notes.

Interest Income

        Interest Income decreased by $0.4 million to $0.6 million in 2004 from $1.0 million in 2003 due primarily to interest received in 2003 on monies held in tax escrow.

Interest Expense

        Interest Expense increased by $5.1 million to $149.6 million in 2004 from $144.5 million in 2003, due primarily to higher debt balances following the Merger. Interest Expense was also affected by higher average interest rates due to the Company's minor share of unhedged floating rate debt being tied to increasing market interest rates. The increase was somewhat offset by lower interest rates on the new Senior and Senior Subordinated notes and by lower interest rates resulting from the First Amendment (as defined herein).

Income Tax Expense

        During 2004, the Company recognized an Income Tax Expense of $9.8 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $33.4 million. During 2003, the Company recognized an Income Tax Expense of $1.5 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $82.7 million. Income tax expense for 2004 resulted from income earned in foreign countries, a valuation allowance of $3.2 million accrued against deferred assets in the U.K. and tax contingencies. Income tax expense for 2003 resulted from income earned in foreign countries somewhat offset by the reduction of a valuation allowance related to the Company's Australian operations.

Equity in Net Earnings of Affiliates

        Equity in Net Earnings of Affiliates was $1.4 million in 2004 and $1.3 million in 2003 and related to the Company's non-consolidated joint venture, Rengo Riverwood Packaging, Ltd. ("Rengo").

2003 COMPARED WITH 2002

	Year Ended December 31, 2003	Increase (Decrease) From Prior Period	Year Ended December 31, 2002
	(Amounts in Millions)
Net Sales	$1,683.3	35.0%	$1,247.3
Cost of Sales	1,398.5	42.0%	984.8

Gross Profit	284.8	8.5%	262.5
Selling, General and Administrative	153.1	30.5%	117.3
Research, Development and Engineering	7.4	42.3%	5.2
Other Expense (Income), Net	18.2	NM	(0.6)

Income from Operations	$106.1	(24.5)%	$140.6

NM = Not Meaningful

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

Gross Profit

        The Company's Gross Profit in 2003 increased by $22.3 million, or 8.5%, to $284.8 million from $262.5 million in 2002. The Company's gross profit margin decreased to 16.9% in 2003 from 21.0% in 2002. The decrease in gross profit margin was due primarily to lower volumes and pricing in North American markets as a result of increased market competitiveness, lower margin product mix in North American markets including the addition of Graphic's paperboard packaging business, higher energy and fiber costs, higher non-cash pension costs, and the increase of approximately $7.0 million in Cost of Sales relating to the increase in Graphic's inventory to fair value as a result of purchase accounting adjustments in connection with the Merger. These decreases were somewhat offset by higher Net Sales as a result of the factors discussed above and worldwide cost reductions as a result of savings gained from the Company's cost reduction initiatives.

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

Other Expense (Income), Net

        Other Expense (Income), Net was $18.2 million in 2003 as compared to $(0.6) million in 2002. This change was principally due to higher amortization expense of $7.8 million due to the effects of purchase accounting in connection with the Merger, non-cash charges of approximately $8.4 million recorded in 2003 associated with the retirement of certain equipment, and the charge of approximately $1.9 million recorded in 2003 to write-off deferred costs associated with the withdrawal of the proposed initial public offering of the Company's common stock, somewhat offset by a non-cash pension adjustment recorded in 2002.

Income from Operations

        Primarily as a result of the factors discussed above, the Company's Income from Operations in 2003 decreased by $34.5 million, or 24.5%, to $106.1 million from $140.6 million in 2002, while its operating margin decreased to 6.3% in 2003 from 11.3% in 2002.

Fluctuations in U.S. Currency Exchange Rates

        The weakening of the U.S. dollar currency exchange rates as compared to certain currencies including the euro, other European currencies and the Japanese yen had a $44.3 million impact on Net Sales, while there was a modest impact on Gross Profit, Income from Operations and operating expenses during 2003.

LOSS ON EARLY EXTINGUISHMENT OF DEBT, INTEREST INCOME, INTEREST EXPENSE, INCOME TAX (EXPENSE) BENEFIT, AND EQUITY IN NET EARNINGS OF AFFILIATES

Loss on Early Extinguishment of Debt

        In connection with the Merger, the Company entered into the Related Financing Transactions, as defined below. In 2003, the Company recorded a non-cash charge to earnings of approximately $16.7 million, related to the write-off of remaining debt issuance costs on its prior senior secured credit facilities and the Prior RIC Notes, as defined below, and also recorded a charge of approximately $28.6 million, related to the call premium paid upon redemption of the Prior RIC Notes.

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

Income Tax (Expense) Benefit

        During 2003, the Company recognized an Income Tax (Expense) of $(1.5) million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $(82.7) million. During 2002, the Company recognized an Income Tax Benefit of $4.7 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $(16.9) million. The Income Tax (Expense) in 2003 was due primarily to international operating income somewhat offset by the reduction of a valuation allowance related to the Company's Australian operations. The Income Tax Benefit in 2002 was primarily due to reductions of valuation allowances related to the Company's U.K. and German operations, somewhat offset by the Income Tax (Expense) on the international operating income (see Note 16 in Notes to Consolidated Financial Statements).

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

Cash Flows

        Cash and Equivalents decreased by approximately $10.2 million in 2004. Cash provided by operating activities in 2004 totaled $263.8 million, compared to $156.8 million in 2003. This improvement was principally due to an increase in operating cash flow before changes in operating assets and liabilities, somewhat offset by unfavorable changes in receivables and accounts payable, primarily as a result of timing differences. Cash used in investing activities in 2004 totaled $141.5 million, compared to $220.9 million in 2003. This change was principally due to approximately $93.9 million in expenses and fees in 2003 related to the Merger and the net proceeds of $11.8 million generated in 2004 from the sale of assets, principally the Company's Garden Grove, California plant ($9.2 million) and the Ft. Atkinson, Wisconsin plant ($2.2 million), somewhat offset by unfavorable changes in other assets of approximately $15.5 million in 2004 primarily relating to capital spare parts and intangible assets. Cash used in financing activities in 2004 totaled $133.0 million, compared to cash provided of $67.3 million in 2003. This change was principally due to debt reduction in 2004 as well as the net effect resulting from the Related Financing Transactions in 2003. Depreciation and amortization during 2004 totaled $228.9 million and is expected to be approximately $200 million to $210 million in 2005.

Liquidity and Capital Resources

        The Company's liquidity needs arise primarily from debt service on its substantial indebtedness and from the funding of its capital expenditures, ongoing operating costs and working capital.

        The following financing transactions (the "Related Financing Transactions") were entered into in connection with the Merger:

  •
  The entering into and borrowing under the Senior Secured Credit Agreement, dated as of August 8, 2003, among Graphic Packaging International and the several lender parties thereto (the "Senior Secured Credit Agreement"), which provides for aggregate maximum borrowings of $1.6 billion under (i) a term loan facility (the "Term Loan Facility") providing for term loans in an aggregate principal amount of $1.275 billion in two tranches, consisting of Tranche A term loans and Tranche B term loans, and (ii) a revolving credit facility (the "Revolving Credit Facility") providing for up to $325 million in revolving loans (including standby and commercial letters of credit) outstanding at anytime, to Graphic Packaging International.

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

  •
  The consummation of an anticipatory change of control tender offer and consent solicitation for all of Graphic's 8 5/8% senior subordinated notes due 2012 (the "Prior Graphic Notes") made in anticipation of the change of control offer required by the indenture governing the Prior Graphic Notes. Out of $300.0 million in aggregate principal amount of Prior Graphic Notes outstanding, approximately $299.1 million in aggregate principal amount of Prior Graphic Notes were tendered in the anticipatory change of control tender offer. On September 15, 2003, the Company completed the change of control offer required pursuant to the indenture governing the Prior Graphic Notes. As of December 31, 2004 and 2003, $0.8 million in principal amount of the Prior Graphic Notes was outstanding.

        On October 1, 2004, Graphic Packaging International entered into the First Amendment (the "First Amendment") to the Senior Secured Credit Agreement. The First Amendment consolidated Graphic Packaging International's $142.5 million Term Loan A and $1,113.8 million Term Loan B under the Senior Secured Credit Agreement into one $1,256.3 million Term Loan C, but does not change any of the terms of Graphic Packaging International's $325 million revolving credit facility under the Senior Secured Credit Agreement. The First Amendment reduces the interest rate on Graphic Packaging International's term loans by 25 basis points and provides a step-down provision that automatically reduces the interest rate another 25 basis points if Graphic Packaging International achieves a leverage ratio (as defined in the Senior Secured Credit Agreement) below 4.75 to 1.00. The new Term Loan C is payable in equal installments of $5.9 million on June 30 and December 31 of each year beginning in 2006 through December 31, 2009, with a final payment of $1,110.9 million due on August 8, 2010. Graphic Packaging International's affirmative and negative covenants, including but not limited to limitations on additional indebtedness, asset sales, capital expenditures, acquisitions and other types of transactions, remain the same as under the Senior Secured Credit Agreement. Consistent with the terms of the Senior Secured Credit Agreement, an uncured breach of such covenants or Graphic Packaging International's representations and warranties, in addition to any failure to pay principal and interest when due, are events that may cause all amounts under the Senior Secured Credit Agreement (as amended by the First Amendment) to become due and payable immediately. The guarantees and collateral supporting the new Term Loan C remain the same as under the Senior Secured Credit Agreement.

        As of December 31, 2004, the Company had outstanding $2.0 billion of long-term debt, consisting primarily of $850 million aggregate principal amount of Senior Notes and Senior Subordinated Notes, $1,158 million of term loans under the Term Loan Facility and other debt issues and facilities. The loans under the Senior Secured Credit Agreement bear interest at fluctuating rates based upon the interest rate option elected by the Company. The loans under the Term Loan Facility bore interest as of December 31, 2004 at an average rate per annum of 4.5%. The Senior Notes and the Senior Subordinated Notes bear interest at rates of 8.5% and 9.5%, respectively. The Senior Notes are rated B- by Standard & Poor's and B2 by Moody's Investor Services. There were no amounts outstanding under the Revolving Credit Facility as of December 31, 2004. During 2004, cash paid for interest was approximately $132 million.

        At December 31, 2004, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

	Total Amount of Commitments	Total Amount Outstanding	Total Amount Available(A)
	(Amounts in Millions)
Revolving Credit Facility	$325.0	$—	$313.6
International Facilities	20.7	11.7	9.0

	$345.7	$11.7	$322.6

Note:

(A)
In accordance with its debt agreements, the Company's availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of approximately $11.4 million as of December 31, 2004. These letters of credit are used as security against its self-insurance obligations, workers' compensation obligations and an outstanding note payable. These letters of credit expire at various dates through 2005 unless extended.

        Principal and interest payments under the Term Loan Facility and the Revolving Credit Facility, together with principal and interest payments on the Senior Notes and the Senior Subordinated Notes, represent significant liquidity requirements for the Company. Based upon current levels of operations, anticipated cost-savings and expectations as to future growth, the Company believes that cash generated from operations, together with amounts available under its Revolving Credit Facility and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company's future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see "Covenant Restrictions"), will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control and will be substantially dependent on the selling prices and demand for the Company's products, raw material and energy costs, and the Company's ability to successfully implement its overall business and profitability strategies.

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

        Effective as of December 31, 2004, the Company had approximately $1.3 billion of net operating loss carryforwards ("NOLs"). These NOLs generally may be used by the Company to offset taxable income earned in subsequent taxable years. However, the Company's ability to use these NOLs to offset its future taxable income may be subject to significant limitation as a result of certain shifts in ownership due to direct or indirect transfers of the Company's common stock by one or more 5-percent stockholders, or issuances or redemptions of the Company's common stock, which, when taken together with previous changes in ownership of the Company's common stock, constitute an ownership change under the Internal Revenue Code. Imposition of any such limitation on the use of NOLs could have an adverse effect on the Company's future after tax free cash flow.

Covenant Restrictions

        The Senior Secured Credit Agreement, which governs the Term Loan Facility and the Revolving Credit Facility, imposes restrictions on the Company's ability to make capital expenditures and both the Senior Secured Credit Agreement and the indentures governing the Senior Notes and Senior Subordinated Notes (the "Notes") limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, meet its capital spending program, provide for unanticipated capital investments or take advantage of business opportunities. The covenants contained in the Senior Secured Credit Agreement, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividend and other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of indentures under which the Notes are issued, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, make capital expenditures and engage in certain transactions with affiliates.

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

Note:

(A)
See "Credit Agreement EBITDA" below.

        At December 31, 2004, the Company was in compliance with the financial covenants in the Senior Secured Credit Agreement, as amended. The Company's ability to comply in future periods with the financial covenants in the Senior Secured Credit Agreement will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company's control and will be substantially dependent on the selling prices for the Company's products, raw material and energy costs, and the Company's ability to successfully implement its overall business and profitability strategies. If a violation of any of the covenants occurred, the Company would attempt to obtain a waiver or an amendment from its lenders, although no assurance can be given that the Company would be successful in this regard. The Senior Secured Credit Agreement and the indentures governing the Senior Subordinated Notes and the Senior Notes have covenants as well as certain cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions.

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

        The Company's management believes that presentation of Credit Agreement EBITDA provides useful information to investors because borrowings under the Senior Secured Credit Agreement are a key source of the Company's liquidity, and the Company's ability to borrow under the Senior Secured Credit Agreement is dependent on, among other things, its compliance with the financial ratio covenants referred to in the preceding section. Failure to comply with these financial ratio covenants would result in a violation of the Senior Secured Credit Agreement and, absent a waiver or amendment from the lenders under such agreement, permit the acceleration of all outstanding borrowings under the Senior Secured Credit Agreement.

        The calculation of Credit Agreement EBITDA for the periods indicated is set forth below. Credit Agreement EBITDA for the year ended December 31, 2004 is calculated in accordance with the Senior Secured Credit Agreement. Credit Agreement EBITDA for the year ended December 31, 2003 is calculated on a pro forma basis giving effect to the Merger in accordance with the Senior Secured Credit Agreement. Credit Agreement EBITDA for the year ended December 31, 2002 is also calculated on a pro forma basis giving effect to the Merger as if the Senior Secured Credit Agreement was in effect with respect to such period. See Note 2 in Notes to Consolidated Financial Statements for selected unaudited pro forma combined financial information giving effect to the Merger.

	Twelve Months Ended
	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2002
	Actual	Pro Forma	Pro Forma
	(Amounts in Millions)
Combined Loss Attributable to Common Stockholders	$(41.8)	$(74.4)	$(2.4)
Income Tax Expense (Benefit)	9.8	2.5	(3.8)
Interest Expense, Net	149.0	148.1	157.2
Depreciation and Amortization	228.9	214.9	220.9
Equity in Net Earnings of Affiliates	(1.4)	(1.3)	(1.0)
Loss on Early Extinguishment of Debt	—	46.6	27.3
Credit Agreement Adjustments(A)	50.6	45.6	11.4

Credit Agreement EBITDA(B)	$395.1	$382.0	$409.6

Notes:

(A)
Credit agreement adjustments include non-cash charges for pension, postretirement and postemployment benefits, amortization of premiums on hedging contracts, write-down of assets, and merger related expenses deducted in determining net income and dividends from equity investments.

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

Capital Expenditures

        The Company's capital spending in 2004 was approximately $137.8 million, compared to $136.6 million in 2003. During 2004, the Company had capital spending of approximately $59.2 million for improving process capabilities, approximately $39.6 million for its beverage multiple packaging converting operations initiative, approximately $24.0 million for manufacturing packaging machinery, approximately $8.9 million for the expansion of its Fort Smith, AR and Lumberton, NC converting plants and approximately $6.1 million for compliance with cluster rules (as defined herein). Total capital spending for 2005 is expected to be approximately $135 million to $140 million and is expected to relate principally to improving the Company's process capabilities including the Company's beverage multiple packaging converting operations initiative and the expansion of its Fort Smith, AR and Lumberton, NC converting plants (approximately $107 million), the production of packaging machinery (approximately $16 million) and environmental cluster rules compliance (approximately $12 million).

Environmental Matters

        The Company is subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including those governing discharges to air, soil and water, the management, treatment and disposal of hazardous substances, the management, treatment and disposal of solid and hazardous wastes, the investigation and remediation of contamination resulting from historical site operations and releases of hazardous substances, and the health and safety of employees. The Company's potential environmental liabilities and obligations may result in significant costs, which could negatively impact its financial condition and results of operations. In addition, capital expenditures may be necessary for the Company to comply with such laws and regulations, including the U.S. Environmental Protection Agency's ("EPA") regulations mandating stringent controls on air and water discharges from pulp and paper mills (referred to herein as the "cluster rules"). Any failure to comply with environmental, health and safety laws or any permits and authorizations required thereunder could subject the Company to fines, corrective action or other sanctions. In addition, some of the Company's current and former facilities are the subject of environmental investigations and remediations resulting from historical operations and the release of hazardous substances or other constituents. Some current and former facilities have a history of industrial usage for which investigation and remediation obligations may be imposed in the future or for which indemnification claims may be asserted against the Company. The Company cannot predict with certainty future investigation or remediation costs or future costs relating to historical usage or indemnification claims. Also, potential future closures or sales of facilities may necessitate further investigation and may result in future remediation at those facilities. The Company will continue to review and revise its estimate of potential, contingent environmental liabilities related to past, present and future operations as additional information related to its environmental liabilities is obtained.

Commitments

        At December 31, 2004, total commitments of the Company under long-term, non-cancelable contracts were as follows:

	Payment Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(Amounts in Millions)
Long-Term Debt	$0.8	$24.6	$24.7	$1,961.7	$2,011.8
Operating Leases	12.5	16.2	8.4	12.5	49.6
Other Commitments(A)	136.1	270.1	267.5	239.6	913.3
Purchase Obligations(B)	79.3	82.2	77.4	270.3	509.2

Total Contractual Obligations(C)	$228.7	$393.1	$378.0	$2,484.1	$3,483.9

Note:

(A)
Other commitments primarily includes scheduled interest payments on the Company's long-term debt.

(B)
Purchase obligations primarily consist of commitments related to pine pulpwood, hardwood, wood chips, wood processing and handling, chemical based inputs, natural gas and electricity.

(C)
Some of the figures included in this table are based on management's estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the obligations the Company will actually pay in the future periods may vary from those reflected in the table.

International Operations

        For 2004, before intercompany eliminations, net sales from operations outside of the United States represented approximately 22% of the Company's net sales. At December 31, 2004, approximately 8% of its total assets were denominated in currencies other than the U.S. dollar. The Company has significant operations in countries that use the Swedish krona, the British pound sterling, the Japanese yen, or the euro as their functional currencies. The effect of a generally weaker U.S. dollar against the euro and other European currencies, and the Japanese yen, produced a net currency translation adjustment gain of approximately $10.4 million, which was recorded as an adjustment to shareholders' equity for the year ended December 31, 2004. The magnitude and direction of this adjustment in the future depends on the relationship of the U.S. dollar to other currencies. The Company cannot predict major currency fluctuations. Its revenues from export sales fluctuate with changes in foreign currency exchange rates. The Company pursues a currency hedging program in order to limit the impact of foreign currency exchange fluctuations on financial results. See "Financial Instruments" below.

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

        The Company pursues a currency hedging program which utilizes derivatives to limit the impact of foreign currency exchange fluctuations on its consolidated financial results. Under this program, the Company has entered into forward exchange contracts in the normal course of business to hedge certain foreign currency denominated transactions. Realized and unrealized gains and losses on these forward contracts are included in the measurement of the basis of the related foreign currency transaction when recorded. These instruments involve, to varying degrees, elements of market and credit risk in excess of the amounts recognized in the Consolidated Balance Sheets. The Company does not hold or issue financial instruments for trading purposes. See "Quantitative and Qualitative Disclosure About Market Risk."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rates

        The Company is exposed to changes in interest rates, primarily as a result of its short-term and long-term debt which bears both fixed and floating interest rates. The Company uses interest rate swap agreements to fix the LIBOR rate on $770.0 million of variable rate borrowings. The table below sets forth interest rate sensitivity information related to the Company's debt.

Long-Term Debt—Principal Amount by Maturity—Average Interest Rate

	Expected Maturity Date
								Fair Value
	2005	2006	2007	2008	2009	Thereafter	Total
	(Amounts in Millions)
Total Debt
Fixed Rate	—	—	—	1.0	—	850.0	851.0	946.6
Average Interest Rate	N/A	N/A	N/A	6.25%	N/A	9.00%
Variable Rate	0.8	12.6	12.0	11.9	11.8	1,111.7	1,160.8	1,183.9
Average Interest Rate, spread range is 2.50% - 3.00%	LIBOR + spread	LIBOR + spread	LIBOR + spread	LIBOR + spread	LIBOR + spread	LIBOR + spread

Total Interest Rate Swaps—Notional Amount by Expiration—Average Swap Rate

	Expected Maturity Date
								Fair Value
	2005	2006	2007	2008	2009	Thereafter	Total
Interest rate Swaps (Pay Fixed/Receive Variable)
Notional	440.0	220.0	110.0	—	—	—	770.0	2.7
Average Pay Rate	2.333%	2.849%	3.270%	—	—
Average Receive Rate	3-Month LIBOR	3-Month LIBOR	3-Month LIBOR	—	—

Foreign Exchange Rates

        The Company enters into forward exchange contracts to hedge substantially all accounts receivable resulting from transactions denominated in foreign currencies. The purpose of these forward exchange contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from the collection of the hedged accounts receivable will be adversely affected by changes in exchange rates.

Foreign Exchange Rates Sensitivity—Contractual Amount by Expected Maturity—
Average Contractual Exchange Rate

	December 31, 2004
	Contract Amount	Fair Value
	(Amounts in Millions)
FORWARD EXCHANGE AGREEMENTS:
Receive $US/Pay Yen	$6.4	$0.1
Weighted average contractual exchange rate	103.22
Pay $US/Receive Yen	$4.9	$(0.1)
Weighted average contractual exchange rate	103.04
Receive $US/Pay Euro	$15.5	$0.4
Weighted average contractual exchange rate	1.36
Pay $US/Receive Euro	$8.2	$(0.4)
Weighted average contractual exchange rate	1.36
Receive $US/Pay GBP	$4.1	$0.1
Weighted average contractual exchange rate	1.91
Pay $US/Receive GBP	$3.2	$(0.1)
Weighted average contractual exchange rate	1.92
Receive $US/Pay AUD	$4.1	$0.1
Weighted average contractual exchange rate	0.77
Pay $US/Receive AUD	$1.0	$—
Weighted average contractual exchange rate	0.76

        The Company also enters into forward exchange contracts to hedge certain other anticipated foreign currency transactions. The purpose of these contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from anticipated foreign currency transactions will be adversely affected by changes in exchange rates.

Foreign Exchange Rates Sensitivity—Contractual Amount by Expected Maturity—
Average Contractual Exchange Rate

	December 31, 2004
	Contract Amount	Fair Value
	(Amounts in Millions)
FORWARD EXCHANGE AGREEMENTS:
Receive $US/Pay Yen	$42.0	$(2.4)
Weighted average contractual exchange rate	107.61
Receive $US/Pay Euro	$50.8	$(5.7)
Weighted average contractual exchange rate	1.21
Receive SEK/Pay Euro	$33.1	$0.5
Weighted average contractual exchange rate	9.14
Receive $US/Pay GBP	$15.1	$(1.1)
Weighted average contractual exchange rate	1.76
Receive SEK/Pay GBP	$13.8	$0.6
Weighted average contractual exchange rate	13.18

Natural Gas Contracts

        To manage risks associated with future variability in cash flows and price risk attributable to certain commodity purchases, the Company entered into fixed price natural gas contracts designed to effectively hedge prices for a portion of its natural gas requirements at its U.S. mills. These contracts are not accounted for as derivative instruments under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS No. 133"), as they qualify for the normal purchase exemption.

        In addition, the Company entered into natural gas swap contracts to hedge prices for a significant portion of its natural gas requirements through December 2005. Such contracts are designated as cash flow hedges and are accounted for by deferring the quarterly change in fair value of the outstanding contracts in Accumulated Derivative Instruments Loss. On the date a contract matures, the resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity purchased. The ineffective portion of the swap contracts change in fair value, if any, would be recognized in earnings. During 2004, there was no material ineffective portion related to changes in fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GRAPHIC PACKAGING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions, Except Share Amounts)

	December 31, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and Equivalents	$7.3	$17.5
Receivables, Net of Allowances	214.9	198.5
Inventories	301.2	306.9
Prepaid Expenses	14.9	15.1

Total Current Assets	538.3	538.0
Property, Plant and Equipment, at Cost
Land and Improvements	60.3	61.5
Buildings	226.4	222.2
Machinery and Equipment	2,441.0	2,347.6

	2,727.7	2,631.3
Less: Accumulated Depreciation	(1,078.7)	(908.4)

Property, Plant and Equipment, Net	1,649.0	1,722.9
Deferred Tax Assets	7.9	12.3
Investment in Net Assets of Equity Affiliates	7.3	6.5
Goodwill	643.4	624.3
Intangible Assets, Net of Accumulated Amortization of $65.1 and $38.0 at December 31, 2004 and 2003, respectively	166.6	192.3
Other Assets	98.8	104.0

Total Assets	$3,111.3	$3,200.3

LIABILITIES
Current Liabilities:
Short-Term Debt	$14.2	$38.4
Accounts Payable	200.0	176.6
Compensation and Employee Benefits	91.9	67.3
Income Taxes	7.0	4.0
Interest Payable	43.7	30.5
Other Accrued Liabilities	59.2	68.3

Total Current Liabilities	416.0	385.1
Long Term Debt, Less Current Portion	2,011.0	2,116.2
Deferred Tax Liabilities	13.4	13.4
Other Noncurrent Liabilities	214.3	196.6

Total Liabilities	2,654.7	2,711.3

Contingencies and Commitments (Note 12)
SHAREHOLDERS' EQUITY
Preferred Stock par value $.01 per Share; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock par value $.01 per Share;
Common Stock, 500,000,000 shares authorized; 198,586,108 and 198,378,110 shares issued and outstanding at Dec. 31, 2004 and Dec. 31, 2003	2.0	2.0
Capital in Excess of Par Value	1,169.2	1,168.5
Unearned Compensation	(0.4)	—
Accumulated Deficit	(639.8)	(598.0)
Minimum Pension Liability Adjustment	(65.2)	(60.2)
Accumulated Derivative Instruments Loss	(9.0)	(12.7)
Cumulative Currency Translation Adjustment	(0.2)	(10.6)

Total Shareholders' Equity	456.6	489.0

Total Liabilities and Shareholders' Equity	$3,111.3	$3,200.3

        The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Net Sales	$2,386.5	$1,683.3	$1,247.3
Cost of Sales	2,026.7	1,398.5	984.8
Selling, General and Administrative	202.3	153.1	117.3
Research, Development and Engineering	9.6	7.4	5.2
Other Expense (Income), Net	32.3	18.2	(0.6)

Income from Operations	115.6	106.1	140.6
Loss on Early Extinguishment of Debt	—	(45.3)	(11.5)
Interest Income	0.6	1.0	1.4
Interest Expense	(149.6)	(144.5)	(147.4)

Loss before Income Taxes and Equity in Net Earnings of Affiliates	(33.4)	(82.7)	(16.9)
Income Tax (Expense) Benefit	(9.8)	(1.5)	4.7

Loss before Equity in Net Earnings of Affiliates	(43.2)	(84.2)	(12.2)
Equity in Net Earnings of Affiliates	1.4	1.3	1.0

Net Loss	$(41.8)	$(82.9)	$(11.2)

Loss Per Share — Basic	$(0.21)	$(0.56)	$(0.10)
Loss Per Share — Diluted	$(0.21)	$(0.56)	$(0.10)
Weighted Average Number of Shares Outstanding — Basic	198.5	148.3	115.1
Weighted Average Number of Shares Outstanding — Diluted	198.5	148.3	115.1

        The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in Millions)

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Net Loss	$(41.8)	$(82.9)	$(11.2)
Other Comprehensive (Loss) Income:
Derivative Instruments Income (Loss), Net of Tax of $0	3.7	(6.6)	(1.5)
Minimum Pension Liability Adjustment, Net of Tax of $0	(5.0)	11.1	(71.3)
Foreign Currency Translation Adjustments, Net of Tax of $0	10.4	20.1	13.0

Comprehensive Loss	$(32.7)	$(58.3)	$(71.0)

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(41.8)	$(82.9)	$(11.2)
Noncash Items Included in Net Loss:
Depreciation and Amortization	228.9	160.4	133.8
Loss on Early Extinguishment of Debt	—	16.7	3.0
Deferred Income Taxes	2.8	(2.8)	(10.7)
Pension, Postemployment and Postretirement Benefits Expense, Net of Contributions	24.8	18.6	8.4
Equity in Net Earnings of Affiliates, Net of Dividends	(0.4)	(0.8)	(0.4)
Amortization of Deferred Debt Issuance Costs	8.7	7.6	6.9
Loss on Retirement of Assets	10.8	8.4	1.5
Other, Net	(3.0)	7.8	—
Changes in Operating Assets & Liabilities:
Receivables	(9.5)	26.5	(9.6)
Inventories	5.6	(14.6)	(10.3)
Prepaid Expenses	4.3	1.4	(7.1)
Accounts Payable	18.2	30.3	(11.9)
Compensation and Employee Benefits	3.2	5.6	(1.9)
Income Taxes	(0.3)	(2.0)	(1.5)
Other Accrued Liabilities	1.5	(22.4)	(0.6)
Other Noncurrent Liabilities	10.0	(1.0)	(0.9)

Net Cash Provided by Operating Activities	263.8	156.8	87.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property, Plant and Equipment	(137.8)	(136.6)	(56.0)
Acquisition Fees	—	(93.9)	—
Cash Acquired in Merger	—	6.1	—
Proceeds from Sales of Assets, Net of Selling Costs	11.8	—	—
Change in Other Assets	(15.5)	3.5	(2.7)

Net Cash Used in Investing Activities	(141.5)	(220.9)	(58.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under Revolving Credit Facilities	516.7	474.8	279.9
Payments on Revolving Credit Facilities	(541.0)	(456.6)	(288.3)
Proceeds from Issuance of Debt	—	2,125.0	250.0
Increase in Debt Issuance Costs	(0.9)	(57.4)	(3.8)
Premium Paid on Early Extinguishment of Debt	—	(28.6)	(8.5)
Payment on Debt	(108.2)	(1,989.1)	(252.5)
Issuance of Common Stock	0.4	0.2	—
Repurchases of Redeemable Common Stock	—	(1.0)	(0.4)

Net Cash (Used in) Provided by Financing Activities	(133.0)	67.3	(23.6)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	0.5	0.5	1.2

Net (Decrease) Increase in Cash and Equivalents	(10.2)	3.7	6.4
Cash and Equivalents at Beginning of Period	17.5	13.8	7.4

CASH AND EQUIVALENTS AT END OF PERIOD	$7.3	$17.5	$13.8

        The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Amounts in Millions, Except Share Amounts)

			Class A Non-Redeemable Common Stock		Class B Non-Redeemable Common Stock
	Common Stock									Minimum Pension Liability Adjustment	Cumulative Currency Translation Adjustment	Accumulated Derivative Instruments Loss
							Capital in Excess of Par Value	Unearned Compensation	Accumulated Deficit				Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2001	—	$—	7,000,000	$0.1	500,000	$—	$748.8	—	$(503.9)	$—	$(43.7)	$(4.6)	196.7
Net Loss	—	—	—	—	—	—	—	—	(11.2)	—	—	—	(11.2)
Accumulated Derivative Instruments Loss	—	—	—	—	—	—	—	—	—	—	—	(1.5)	(1.5)
Minimum Pension Liability Adjustment	—	—	—	—	—	—	—	—	—	(71.3)	—	—	(71.3)
Currency Translation Adjustment	—	—	—	—	—	—	—	—	—	—	13.0	—	13.0
Repurchases of Redeemable Common Stock	—	—	—	—	—	—	(0.1)	—	—	—	—	—	(0.1)

Balances at December 31, 2002	—	—	7,000,000	0.1	500,000	—	748.7	—	(515.1)	(71.3)	(30.7)	(6.1)	125.6
Net Loss	—	—	—	—	—	—	—		(82.9)	—	—	—	(82.9)
15.21-to-One Stock Split			99,470,000	1.0	7,105,000	0.1	(1.1)		—	—	—	—	—
Non-Redeemable Class A and Class B Common Stock Exchange	114,075,000	1.2	(106,470,000)	(1.1)	(7,605,000)	(0.1)		—	—	—	—	—	—
Redeemable Class A Common Stock Exchange	748,027	0.0	—	—	—	—	5.9	—	—	—	—	—	5.9
Common Stock issued in Merger	83,441,490	0.8	—	—	—	—	414.7	—	—	—	—	—	415.5
Accumulated Derivative Instruments Loss	—	—	—	—	—	—	—	—	—	—	—	(6.6)	(6.6)
Minimum Pension Liability Adjustment	—	—	—	—	—	—	—	—	—	11.1	—	—	11.1
Currency Translation Adjustment	—	—	—	—	—	—	—	—	—	—	20.1	—	20.1
Issuance of Common Stock	100,000	—	—	—	—	—	0.2	—	—	—	—	—	0.2
Net Issuance of Restricted Stock	13,593	—	—	—	—	—	0.1	—	—	—	—	—	0.1

Balances at December 31, 2003	198,378,110	2.0	—	—	—	—	1,168.5	—	(598.0)	(60.2)	(10.6)	(12.7)	489.0
Net Loss	—	—	—	—	—	—	—	—	(41.8)	—	—	—	(41.8)
Accumulated Derivative Instruments Loss	—	—	—	—	—	—	—	—	—	—	—	3.7	3.7
Minimum Pension Liability Adjustment	—	—	—	—	—	—	—	—	—	(5.0)	—	—	(5.0)
Currency Translation Adjustment	—	—	—	—	—	—	—	—	—	—	10.4	—	10.4
Issuance of Common Stock	149,828	—	—	—	—	—	0.7	—	—	—	—	—	0.7
Net Issuance of Restricted Stock	58,170	—	—	—	—	—	—	(0.4)	—	—	—	—	(0.4)

Balances at December 31, 2004	198,586,108	$2.0	—	$—	—	$—	$1,169.2	$(0.4)	$(639.8)	$(65.2)	$(0.2)	$(9.0)	$456.6

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

        On August 8, 2003, the corporation formerly known as Graphic Packaging International Corporation merged with and into Riverwood Acquisition Sub LLC, a wholly owned subsidiary of Riverwood Holding, Inc. ("Riverwood Holding"), with Riverwood Acquisition Sub LLC as the surviving entity (the "Merger"). At the closing of the Merger, one share of common stock of Riverwood Holding was exchanged for each share of common stock of Graphic Packaging International Corporation. Riverwood Acquisition Sub LLC then merged into Riverwood Holding, which was renamed Graphic Packaging Corporation. After the Merger, (1) RIC Holding, Inc. merged into Graphic Packaging Holdings, Inc., which was renamed GPI Holding, Inc. and (2) the corporation formerly known as Graphic Packaging Corporation merged into Riverwood International Corporation ("RIC") which was renamed Graphic Packaging International, Inc. ("Graphic Packaging International").

        References to the "Company" are to Riverwood Holding and its subsidiaries for periods prior to the Merger and to Graphic Packaging Corporation and its subsidiaries for periods after the Merger. Graphic Packaging International Corporation and its subsidiaries for periods prior to the Merger are referred to herein as "Graphic."

        For accounting purposes, the Merger was accounted for as a purchase by the Company. Under the purchase method of accounting, the assets and liabilities of Graphic were recorded, as of the date of the closing of the Merger, at their respective fair values and added to those of the Company. The difference between the purchase price and the fair market values of the assets acquired and liabilities assumed of Graphic was recorded as goodwill. The historical financial statements of Riverwood Holding became the historical financial statements of Graphic Packaging Corporation. Note 2 provides summary unaudited pro forma information and other information pertaining to the Merger.

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

        The Company determined that the relative outstanding share ownership and the designation of certain senior management positions required the Company to be the acquiring entity for accounting purposes, resulting in the historical financial statements of Riverwood Holding becoming the historical financial statements of Graphic Packaging Corporation. The assets and liabilities of the acquired business are included in the consolidated balance sheets at December 31, 2004 and 2003. Results of Graphic have been included in the consolidated statement of operations beginning August 9, 2003 through December 31, 2003. The purchase price for the acquisition, including transaction costs, has been allocated to the assets acquired and liabilities assumed based on the estimated fair market values at the date of the Merger. Goodwill is allocated entirely to the paperboard packaging segment and is not deductible for tax purposes. The stock-for-stock exchange resulted in the issuance of approximately 83.4 million shares of common stock to fund the purchase price of $469.8 million. During 2004, the Company recorded $19.4 million of additional Goodwill as a result of finalizing the purchase price allocation. The final purchase price allocation is as follows:

(Amounts in Millions)
Current assets	$209.6
Property, plant & equipment	480.3
Goodwill	375.4
Intangible assets	162.0
Other assets	20.0

Total assets acquired	$1,247.3

Accounts payable and accrued expenses	$150.5
Total debt	496.6
Pension and other post-retirement liabilities, assumed merger related liabilities, and other	130.4

Total liabilities assumed	$777.5

        See also Note 21—RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES.

Selected Unaudited Pro Forma Combined Financial Information

        The following unaudited pro forma combined financial information is presented to show the estimated effect of the Merger and the Related Financing Transactions (as defined herein) and represents the Company's pro forma combined financial information for the years ended December 31, 2003 and 2002, respectively, as if the Merger and Related Financing Transactions had occurred on January 1, 2003 and January 1, 2002, respectively. The unaudited pro forma combined financial information includes adjustments directly attributable to the Merger and the Related Financing Transactions that are expected to have a continuing impact on the Company. The pro forma adjustments are based upon available information and certain assumptions that management believes are reasonable.

        The following financing transactions (the "Related Financing Transactions") were entered into in connection with the Merger:

  •
  The entering into and borrowing under the Senior Secured Credit Agreement, dated as of August 8, 2003, among Graphic Packaging International and the several lender parties thereto (the "Senior Secured Credit Agreement"), which provides for aggregate maximum borrowings of $1.6 billion under (i) a term loan facility (the "Term Loan Facility") providing for term loans in an aggregate principal amount of $1.275 billion in two tranches, consisting of Tranche A term loans and Tranche B term loans, and (ii) a revolving credit facility (the "Revolving Credit Facility") providing for up to $325 million in revolving loans (including standby and commercial letters of credit) outstanding at anytime, to Graphic Packaging International.

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

  •
  The consummation of an anticipatory change of control tender offer and consent solicitation for all of Graphic's 8 5/8% senior subordinated notes due 2012 (the "Prior Graphic Notes") made in anticipation of the change of control offer required by the indenture governing the Prior Graphic Notes. Out of $300.0 million in aggregate principal amount of Prior Graphic Notes outstanding, approximately $299.1 million in aggregate principal amount of Prior Graphic Notes were tendered in the anticipatory change of control tender offer. On September 15, 2003, the Company completed the change of control offer required pursuant to the indenture governing the Prior Graphic Notes. As of December 31, 2004 and 2003, $0.8 million in principal amount of the Prior Graphic Notes was outstanding.

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

        The pro forma financial information is based on the Company's actual financial results for the period indicated and the historical results of Graphic from the beginning of the period presented through the date of the Merger. The pro forma financial information has been prepared in accordance with accounting principles generally accepted in the United States of America and is provided for comparison and analysis purposes only. The unaudited pro forma combined financial information does not purport to represent the combined company's results of operations or financial condition had the Merger and Related Financing Transactions actually occurred as of such dates or of the results that the combined company would have achieved after the Merger. The unaudited pro forma combined financial information is as follows:

Combined Company
Unaudited Condensed Pro Forma Combined Statement of Operations
For the Year Ended December 31, 2003
(Amounts in Millions, Except Per Share Amounts)

	Company	Graphic	Pro Forma Adjustments		Condensed Pro Forma Combined
Net Sales	$1,683.3	$650.8	$(38.0)	A	$2,296.1
Cost of Sales	1,398.5	581.7	(45.0)	A	1,933.9
			(1.3)	B
Selling, General and Administrative, Research, Development and Engineering	178.7	44.0	18.0	B	240.7

Income from Operations	106.1	25.1	(9.7)		121.5
Interest Expense, Net	(143.5)	(23.0)	18.4	C	(148.1)
Loss on Early Extinguishment of Debt	(45.3)	(1.3)	—		(46.6)

(Loss) Income before Income Taxes and Equity in Net Earnings of Affiliates	(82.7)	0.8	8.7		(73.2)
Income Tax Expense	(1.5)	(1.0)	—		(2.5)

Loss before Equity in Net Earnings of Affiliates	(84.2)	(0.2)	8.7		(75.7)
Equity in Net Earnings of Affiliates	1.3	—	—		1.3

Net Loss	(82.9)	(0.2)	8.7		(74.4)
Preferred Stock Dividends Declared	—	6.1	(6.1)	D	—

Net Loss Attributable to Common Stockholders	$(82.9)	$(6.3)	$14.8		$(74.4)

Loss Per Share—Basic	$(0.56)				$(0.38)
Loss Per Share—Diluted	$(0.56)				$(0.38)
Weighted Average Number of Shares Outstanding:
Basic	148.3				198.3
Diluted	148.3				198.3

Combined Company
Unaudited Condensed Pro Forma Combined Statement of Operations
For the Year Ended December 31, 2002
(Amounts in Millions, Except Per Share Amounts)

	Company	Graphic	Pro Forma Adjustments		Condensed Pro Forma Combined
Net Sales	$1,247.3	$1,057.8	$(52.8)	A	$2,252.3
Cost of Sales	984.8	930.6	(52.8)	A	1,860.4
			(2.2)	B
Selling, General and Administrative, Research, Development and Engineering	121.9	64.6	28.1	B	214.6

Income from Operations	140.6	62.6	(25.9)		177.3
Interest Expense, Net	(146.0)	(44.6)	33.4	C	(157.2)
Loss on Early Extinguishment of Debt	(11.5)	(15.8)	—		(27.3)

(Loss) Income before Income Taxes, Equity in Net Earnings of Affiliates and Cumulative Effect of a Change in Accounting Principle	(16.9)	2.2	7.5		(7.2)
Income Tax Benefit (Expense)	4.7	(0.9)	—		3.8

(Loss) Income before Equity in Net Earnings of Affiliates and Cumulative Effect of a Change in Accounting Principle	(12.2)	1.3	7.5		(3.4)
Equity in Net Earnings of Affiliates	1.0	—	—		1.0

(Loss) Income before Cumulative Effect of a Change in Accounting Principle	(11.2)	1.3	7.5		(2.4)
Preferred Stock Dividends Declared	—	10.0	(10.0)	D	—

Loss Attributable to Common Stockholders before Cumulative Effect of a Change in Accounting Principle	$(11.2)	$(8.7)	$17.5		$(2.4)

Loss Per Share before Cumulative Effect of a Change in Accounting Principle—Basic	$(0.10)				$(0.01)
Loss Per Share before Cumulative Effect of a Change in Accounting Principle—Diluted	$(0.10)				$(0.01)
Weighted Average Number of Shares Outstanding:
Basic	115.1				198.5
Diluted	115.1				198.5

        Adjustments in the unaudited condensed pro forma combined financial statements are as follows:

        A RIC sold coated unbleached kraft paperboard ("CUK") folding boxboard to Graphic for use in certain cartons manufactured by Graphic. This pro forma adjustment eliminates the intercompany sales and cost of sales $38.0 million and $52.8 million for the period ended August 8, 2003, and the year ended December 31, 2002, respectively, related to this activity. Cost of Sales also includes an adjustment of approximately $7.0 million for the year ended December 31, 2003 to eliminate the effect of the increase in fair value of inventory which was recorded as an addition to Cost of Sales as a non-recurring item in 2003.

        B The amortization of the identifiable intangible assets (customer contracts, patents and proprietary technology) is reflected as a pro forma adjustment to the unaudited condensed pro forma combined statement of operations. The Company is amortizing the estimated fair value of the identifiable intangibles of approximately $162.0 million on a straight-line basis over an average estimated useful life of eighteen years except for non-compete agreements which have an estimated useful life of approximately one year. Depreciation expense would have decreased by $1.3 million and $2.2 million for the years ended December 31, 2003 and 2002, respectively, as a result of the Company revising the depreciable asset lives and the fair value of the property purchased in the Merger. The net effect of this increased amortization and decreased depreciation of $16.7 million and $25.9 million for the years ended December 31, 2003 and 2002, respectively, is reflected in the unaudited condensed pro forma combined statements of operations as follows:

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

(A) PRINCIPLES OF CONSOLIDATION

        The Company's Consolidated Financial Statements include all subsidiaries in which the Company has the ability to exercise direct or indirect control over operating and financial policies. The accompanying consolidated financial statements include the worldwide operations of the Paperboard Packaging segment which includes the paperboard, packaging, and packaging machinery businesses and the Containerboard/Other segment. Intercompany transactions and balances are eliminated in consolidation.

(B) CASH AND EQUIVALENTS

        Cash and equivalents include time deposits, certificates of deposit and other marketable securities with original maturities of three months or less.

(C) INVENTORIES

        Inventories are stated at the lower of cost or market with cost determined principally by the first-in, first-out ("FIFO") basis (see Note 5—Inventories). Average cost basis is used to determine the cost of supplies inventories. Raw materials and consumables used in the production process such as wood chips and chemicals are valued at purchase cost on a FIFO basis upon receipt. Work in progress and finished goods inventories are valued at the cost of raw material consumed plus direct manufacturing costs (such as labor, utilities and supplies) as incurred and a proportion of manufacturing overhead. Inventories are stated net of an allowance for slow-moving and obsolete inventory, which is based on estimates. If the condition of the inventories or the state of the Company's business were to deteriorate, additional allowances may be required which would reduce income.

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

        Costs directly associated with the development and testing of computer information systems for internal use are deferred and included in property, plant and equipment. Such costs are amortized on a straight-line basis over the expected useful life of 5 years. Costs indirectly associated with such projects and ongoing maintenance costs are expensed as incurred. A total of $7.3 million and $6.8 million in costs relating to software development were capitalized in 2004 and 2003, respectively, and were included in property, plant and equipment at December 31, 2004 and December 31, 2003.

        Interest is capitalized on major projects. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Capitalized interest was approximately $3.8 million, $1.6 million and $1.3 million in the years ended December 31, 2004, 2003 and 2002, respectively.

(E) DEPRECIATION AND AMORTIZATION, AND IMPAIRMENT

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

        The following table displays the intangible assets that continue to be subject to amortization and aggregate amortization expense as well as intangible assets not subject to amortization as of December 31, 2004 and 2003:

	As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Amounts in Millions)
Amortizable Intangible Assets:
Customer Relationships	$109.9	$7.3	$102.6
Non-Compete Agreements	23.3	22.9	0.4
Patents, Trademarks and Licenses	98.5	34.9	63.6

	$231.7	$65.1	$166.6

Unamortizable Intangible Assets:
Goodwill	$643.4	—	$643.4
	As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Amounts in Millions)
Amortizable Intangible Assets:
Customer Relationships	$109.9	$2.0	$107.9
Non-Compete Agreements	23.3	7.3	16.0
Patents, Trademarks and Licenses	97.1	28.7	68.4

	$230.3	$38.0	$192.3

Unamortizable Intangible Assets:
Goodwill	$624.3	—	$624.3

        The Company recorded amortization expense of $27.0 million, $14.0 million and $3.7 million for the years ended December 31, 2004, 2003 and 2002, respectively, relating to intangible assets subject to amortization. The Company expects amortization expense to be approximately $12 million per year for 2005 through 2009.

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

        The Company pursues a currency hedging program which utilizes derivatives to limit the impact of foreign currency exchange fluctuations on its consolidated financial results. Under this program, the

Company has entered into forward exchange contracts in the normal course of business to hedge certain foreign currency denominated transactions. Realized and unrealized gains and losses on these forward contracts are included in the measurement of the basis of the related foreign currency transaction when recorded.

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

(H) REVENUE RECOGNITION

        The Company receives revenue from the sales of manufactured products, the leasing of packaging machinery and the servicing of packaging machinery. The Company recognizes sales revenue when all of the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the Company's price to the buyer is fixed and determinable and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is largely dependent on shipping terms. Revenue is recorded at the time of shipment for terms designated as free on board ("f.o.b.") shipping point. For sales transactions designated f.o.b. destination, revenue is recorded when the product is delivered to the customer's delivery site. The Company recognizes revenues on its annual and multi-year carton supply contracts as the shipment occurs in accordance with the shipping terms discussed above.

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

(L) STOCK-BASED COMPENSATION

        As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation," the Company continues to apply intrinsic value accounting for its stock option plans under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the market price of the Company's common stock at the date of grant over the exercise price to be paid by the grantee to acquire the stock. The Company has adopted disclosure-only provisions of SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123." If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, the Company's Net Loss would have been as follows:

	Year Ended Dec. 31, 2004	Year Ended Dec. 31, 2003	Year Ended Dec. 31, 2002
	(Amounts in Millions, Except Per Share Amounts)
Net Loss, As Reported	$(41.8)	$(82.9)	$(11.2)
Add: Stock-Based Employee Compensation Expense Included in Reported Net Loss, Net of Related Tax Effects	3.4	2.3	1.9
Deduct: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method for All Awards, Net of Related Tax Effects	(8.8)	(0.3)	(0.7)

Adjusted Net Loss	$(47.2)	$(80.9)	$(10.0)

Loss Per Basic Share-As Reported	$(0.21)	$(0.56)	$(0.10)
Loss Per Basic Share-As Adjusted	$(0.24)	$(0.55)	$(0.09)
Loss Per Diluted Share-As Reported	$(0.21)	$(0.56)	$(0.10)
Loss Per Diluted Share-As Adjusted	$(0.24)	$(0.55)	$(0.09)

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

NOTE 4—RECEIVABLES

        The components of receivables at December 31 were as follows:

	2004	2003
	(Amounts in Millions)
Trade	$205.8	$193.2
Less, allowance	1.8	4.4

	204.0	188.8
Other	10.9	9.7

	$214.9	$198.5

NOTE 5—INVENTORIES

        The major classes of inventories at December 31 were as follows:

	2004	2003
	(Amounts in Millions)
Finished goods	$166.9	$172.8
Work in progress	14.9	22.6
Raw materials	76.2	66.0
Supplies	43.2	45.5

	$301.2	$306.9

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

NOTE 6—OTHER ASSETS

        Other Assets included at December 31, consisted of the following:

	2004	2003
	(Amounts in Millions)
Deferred debt issuance costs, net	$47.8	$54.1
Pension intangible asset	13.6	12.7
Capitalized spare parts	26.7	29.5
Deferred design costs	—	1.2
Other	10.7	6.5

	$98.8	$104.0

NOTE 7—SHORT-TERM DEBT

        Short-Term Debt at December 31, consisted of the following:

	2004	2003
	(Amounts in Millions)
Short-term borrowings	$13.4	$15.1
Current portion of long-term debt	0.8	23.3

	$14.2	$38.4

        Short-term borrowings are principally at the Company's international subsidiaries. The weighted average interest rate on Short-term borrowings as of December 31, 2004 and 2003 was 2.1% and 2.1%, respectively.

NOTE 8—COMPENSATION AND EMPLOYEE BENEFITS

        Accruals for future compensated employee absences, principally vacation, were $26.1 million and $24.3 million at December 31, 2004 and 2003, respectively, and were included in Compensation and Employee Benefits on the Consolidated Balance Sheets.

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

        On October 1, 2004, Graphic Packaging International entered into the First Amendment (the "First Amendment") to the Senior Secured Credit Agreement. The First Amendment consolidated Graphic Packaging International's $142.5 million Term Loan A and $1,113.8 million Term Loan B under the Senior Secured Credit Agreement into one $1,256.3 million Term Loan C, but does not change any of the terms of Graphic Packaging International's $325 million revolving credit facility under the Senior Secured Credit Agreement. The First Amendment reduces the interest rate on Graphic Packaging International's term loans by 25 basis points and provides a step-down provision that automatically reduces the interest rate another 25 basis points if Graphic Packaging International achieves a leverage ratio (as defined in the Senior Secured Credit Agreement) below 4.75 to 1.00. The new Term Loan C is payable in equal installments of $5.9 million on June 30 and December 31 of each year beginning in 2006 through December 31, 2009, with a final payment of $1,110.9 million due on August 8, 2010. Graphic Packaging International's affirmative and negative covenants, including but not limited to limitations on additional indebtedness, asset sales, capital expenditures, acquisitions and other types of transactions, remain the same as under the Senior Secured Credit Agreement. Consistent with the terms of the Senior Secured Credit Agreement, an uncured breach of such covenants or Graphic Packaging International's representations and warranties, in addition to any failure to pay principal and interest when due, are events that may cause all amounts under the Senior Secured Credit Agreement (as amended by the First Amendment) to become due and payable immediately. The guarantees and collateral supporting the new Term Loan C remain the same as under the Senior Secured Credit Agreement.

        The Senior Secured Credit Agreement, which governs the Term Loan Facility and the Revolving Credit Facility, imposes restrictions on the Company's ability to make capital expenditures and both the Senior Secured Credit Agreement and the indentures governing the Senior Notes and the Senior Subordinated Notes (the "Notes") limit the Company's ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company's ability to respond to market conditions, meet its capital spending program, provide for unanticipated capital investments or take advantage of business opportunities. The covenants contained in the Senior Secured Credit Agreement, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividend and other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of indentures under which the Notes are issued, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, make capital expenditures and engage in certain transactions with affiliates.

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

        At December 31, 2004, the Company was in compliance with the financial covenants in the Senior Secured Credit Agreement, as amended. The Company's ability to comply in future periods with the financial covenants in the Senior Secured Credit Agreement will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company's control and will be substantially dependent on the selling prices for the Company's products, raw material and energy costs, and the Company's ability to successfully implement its overall business and profitability strategies. If a violation of any of the covenants occurred, the Company would attempt to obtain a waiver or an amendment from its lenders, although no assurance can be given that the Company would be successful in this regard. The Senior Secured Credit Agreement and the indentures governing the Senior Subordinated Notes and the Senior Notes have covenants as well as certain cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions.

        The Senior Secured Credit Agreement is collateralized by substantially all of the Company's domestic assets.

        At December 31, 2004, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

	Total Amount of Commitments	Total Amount Outstanding	Total Amount Available(A)
	(Amounts in Millions)
Revolving Credit Facility	$325.0	$—	$313.6
International Facilities	20.7	11.7	9.0

	$345.7	$11.7	$322.6

Note:

(A)
In accordance with its debt agreements, the Company's availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of approximately $11.4 million as of December 31, 2004. These letters of credit are used as security against its self-insurance obligations, workers' compensation obligations and an outstanding note payable. These letters of credit expire at various dates through 2005 unless extended.

        Long-Term Debt at December 31 consisted of the following:

	2004	2003
	(Amounts in Millions)
Senior Notes with interest payable semi-annually at 8.5%, payable in 2011	$425.0	$425.0
Senior Subordinated Notes with interest payable semi-annually at 9.5%, payable in 2013	425.0	425.0
Senior Secured Term Loan Facility with interest payable at various dates less than one year at floating rates (4.51% to 4.92% at December 31, 2004 and 3.92% to 3.93% at December 31, 2003), payable through 2010	1,158.0	1,265.6
Senior Secured Revolving Facility with interest payable at various dates less than one year at floating rates (4.16% at December 31, 2003) payable in 2009	—	20.0
Other	3.8	3.9

	2,011.8	2,139.5
Less, current portion	0.8	23.3

	$2,011.0	$2,116.2

        Long-term debt maturities and expirations of funded long-term working capital commitments at December 31, 2004, were as follows:

(Amounts in Millions)
2005	$0.8
2006	12.6
2007	12.0
2008	12.9
2009	11.8
After 2009	1,961.7

$2,011.8

NOTE 10—STOCK INCENTIVE PLANS

        The Company has eight equity compensation plans, seven of which were adopted by the Company or Graphic prior to the Merger and are no longer used to make new option grants or equity awards. The Company's only active plan as of December 31, 2004 is the Graphic Packaging Corporation 2004 Stock and Incentive Compensation Plan ("2004 Plan"), pursuant to which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other types of stock-based awards to employees and directors of the Company. The other plans are the 2003 Riverwood Holding, Inc. Long Term Incentive Plan ("2003 LTIP"), the 2003 Riverwood Holding, Inc. Directors Stock Incentive Plan ("2003 Directors' Plan"), the Riverwood Holding, Inc. 2002 Stock Incentive Plan ("2002 SIP"), the Riverwood Holding, Inc. Supplemental Long-Term Incentive Plan ("1999 LTIP"), the Riverwood Holding, Inc. Stock Incentive Plan ("1996 SIP"), the Graphic Packaging Equity Incentive Plan ("EIP"), and the Graphic Packaging Equity Compensation Plan for Non-Employee Directors

("Graphic NEDP"). Stock options and other awards granted under all of the Company's plans vest and expire in accordance with terms established at the time of grant.

Stock Options

        The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options issued under its plans. Accordingly, the Company recognizes compensation expense for stock options when the exercise price is less than the related fair value at the date of grant or when the performance criteria is met. The weighted average fair value of stock options is estimated to be $2.73 per option as of the date of grant for stock options granted in 2004, $1.99 per option on the date of grant for stock options granted in 2003 and $1.87 per option on the date of grant for stock options granted in 2002. The Company used the Black-Scholes option pricing model to value stock options with the following assumptions: dividend yield of zero, expected volatility ranging from 0% to 74%, risk-free interest rates ranging from 4.23% to 6.75%, a zero forfeiture rate and an expected life of 3 to 10 years. The weighted average contractual life of the options outstanding at December 31, 2004 is 6.1 years.

        The following table summarizes information pertaining to stock options outstanding and exercisable at December 31, 2004. No options have been granted under the 2004 Plan or the 2003 Director's Plan, so these plans have been omitted from the table.

Plan	Shares Subject to Options	Weighted Avg. Exercise Price	Shares Subject to Exercisable Options	Weighted Avg. Exercise Price
2003 LTIP	2,160,678	$6.11	699,386	$6.11
2002 SIP	6,503,948	$7.88	2,628,825	$7.88
1999 LTIP	903,874	$6.60	903,874	$6.60
1996 SIP	4,045,377	$5.26	4,045,377	$5.26
EIP	3,026,317	$7.48	2,953,817	$7.61
Graphic NEDP	16,490	$7.74	16,490	$7.74

Total	16,656,684	$6.87	11,247,769	$6.65

        As of December 31, 2003 and 2002, there were exercisable options in the amount of 9,666,720 and 5,421,316, respectively.

        A summary of option activity during the three years ended December 31, 2004 is as follows:

	Shares	Exercise Price
Outstanding—December 31, 2001	8,295,686	$5.90
Granted	10,147,397	7.89
Exercised	(3,803)	(6.57)
Canceled	(1,572,638)	(7.18)

Outstanding—December 31, 2002	16,866,642	$6.98
Granted	2,098,178	6.16
Exercised	(100,000)	(1.56)
Canceled	(7,231,741)	(5.54)
Assumed From Merger	5,476,836	5.90

Outstanding—December 31, 2003	17,109,915	$7.17
Granted	62,500	$4.60
Exercised	(149,828)	$(2.63)
Canceled	(365,903)	$(6.56)

Outstanding—December 31, 2004	16,656,684	$6.87

Restricted Stock Units and Other Stock-Based Awards

        On January 1, 2002, the Company issued 246,402 restricted stock units ("RSUs") to key employees of the Company under the 2002 Stock Incentive Plan. As of December 31, 2004, all of these RSUs had been cancelled. The Company issued 3,018,421 RSUs in 2003 and 37,500 RSUs in 2004 to key employees under the 2003 LTIP. These RSUs vest on the third anniversary of the date of grant, provided that the recipients are still employed by the Company. During 2003 the Company issued 13,798 RSUs to non-employee members of the Board of Directors. These RSUs vest on the second anniversary of the date of grant. During 2004, the Company issued 58,170 RSUs to non-employee members of the Board of Directors. These RSUs vest on the first anniversary of the date of grant. The aggregate market value of the RSUs at the date of issuance was approximately $13.8 million and such amount is being recorded as deferred compensation over the appropriate vesting period. The total number of RSUs outstanding at December 31, 2004 was 3,332,889, of which 1,006,137 were vested.

        In addition to the RSUs, as of December 2003, the Company had issued 15,210 incentive stock units under the 1999 LTIP. These incentive stock units were cancelled in 2004.

        During 2004, the Company also issued 8,030 shares of phantom stock representing compensation deferred by one of its directors. These shares of phantom stock vest on the first anniversary of the date of grant and are payable upon termination of service. The Company also has an obligation to issue 218,836 shares in payment of employee deferred compensation obligations.

NOTE 11—OTHER NONCURRENT LIABILITIES

        Other Noncurrent Liabilities included at December 31, consisted of the following:

	2004	2003
	(Amounts in Millions)
Accrued Retirement and Post Employment Benefits	$171.0	$167.7
Deferred Revenues	18.7	9.8
Other	24.6	19.1

	$214.3	$196.6

NOTE 12—CONTINGENCIES AND COMMITMENTS

        The Company leases certain warehouse facilities, office space, data processing equipment and plant equipment under long term, non-cancelable contracts that expire at various dates. At December 31, 2004, total minimum rental payments under these leases were as follows:

(Amounts in Millions)
Year ended December 31,
2005	$12.5
2006	10.3
2007	5.9
2008	4.3
2009	4.1
Thereafter	12.5

$49.6

        Total rental expense was approximately $13.6 million, $11.8 million and $8.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

        The Company is subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including those governing discharges to air, soil and water, the management, treatment and disposal of hazardous substances, the management, treatment and disposal of solid and hazardous wastes, the investigation and remediation of contamination resulting from historical site operations and releases of hazardous substances, and the health and safety of employees. The Company's potential environmental liabilities and obligations may result in significant costs, which could negatively impact its financial condition and results of operations. In addition, capital expenditures may be necessary for the Company to comply with such laws and regulations, including the U.S. Environmental Protection Agency's ("EPA") regulations mandating stringent controls on air and water discharges from pulp and paper mills (referred to herein as the "cluster rules"). Any failure to comply with environmental, health and safety laws or any permits and authorizations required thereunder could subject the Company to fines, corrective action or other sanctions. In addition, some of the Company's current and former facilities are the subject of environmental investigations and remediations resulting from historical operations and the release of hazardous substances or other constituents. Some current and former facilities have a history of industrial usage for which investigation and remediation obligations may be imposed in the future or for which indemnification claims may be asserted against the Company. The Company cannot predict with certainty future investigation or remediation costs or future costs relating to historical usage or indemnification claims. Also, potential future closures or sales of facilities may necessitate further investigation and may result in future remediation at those facilities. The Company will continue to review and revise its estimate of potential, contingent environmental liabilities related to past, present and future operations as additional information related to its environmental liabilities is obtained.

        The Company is a party to a number of lawsuits arising in the ordinary conduct of its business. Although the timing and outcome of these lawsuits cannot be predicted with certainty, the Company does not believe that disposition of these lawsuits will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 13—PENSIONS

U.S. PENSION PLANS

        The Company maintains defined benefit pension plans for its U.S. employees. Benefits are based on years of service and average base compensation levels over a period of years. The Company's funding policies with respect to its U.S. pension plans are to contribute funds to trusts as necessary to at least meet the minimum funding requirements of the U.S. Internal Revenue Code. Plan assets are invested in equities and fixed income securities.

(A) PENSION EXPENSE

        The pension expense related to the U.S. plans consisted of the following:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
	(Amounts in Millions)
Components of Net Periodic Pension Cost:
Service Cost	$14.1	$9.3	$5.2
Interest Cost	28.9	21.4	16.5
Expected Return on Plan Assets	(29.3)	(31.2)	(18.8)
Amortizations:
Prior Service Cost	2.6	1.6	1.0
Actuarial Loss	2.4	14.6	—

Net Periodic Pension Cost	$18.7	$15.7	$3.9

        Certain assumptions used in determining the pension expense were as follows:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Weighted Average Assumptions:
Discount Rate	6.25%	6.50%	7.50%
Rate of Increase in Future Compensation Levels	4.50%	4.42%	4.50%
Expected Long-Term Rate of Return on Plan Assets	8.25%	8.41%	8.50%

(B) FUNDED STATUS

        The following table sets forth the funded status of the U.S. pension plans as of December 31:

	2004	2003
	(Amounts in Millions)
Change in Benefit Obligation:
Benefit Obligation at Beginning of Year	$469.5	$262.0
Increase Due to Merger	—	167.4
Service Cost	14.1	9.3
Interest Cost	28.9	21.4
Actuarial Loss	18.9	7.9
Assumption Change	—	5.9
Amendments	3.3	11.8
Benefits Paid	(20.0)	(16.2)

Benefit Obligation at End of Year	$514.7	$469.5

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$360.9	$202.8
Increase Due to Merger	—	117.1
Actual Return on Plan Assets	35.4	54.6
Employer Contributions	0.3	2.6
Benefits Paid	(20.0)	(16.2)

Fair Value of Plan Assets at End of Year	$376.6	$360.9

Plan Assets Less than Projected Benefit Obligation	$(138.1)	$(108.6)
Unrecognized Net Actuarial Loss	51.1	40.6
Unrecognized Prior Service Cost	12.1	11.4

Net Amount Recognized	$(74.9)	$(56.6)

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Pension Intangible Asset	$10.7	$12.7
Accrued Pension Liability	(128.0)	(105.3)
Accumulated Other Comprehensive Income(a)	42.4	36.0

Net Amount Recognized	$(74.9)	$(56.6)

Weighted Average Assumptions:
Discount Rate	6.00%	6.25%
Rates of Increase in Future Compensation Levels	4.50%	4.22%

Note:

(a)
During 2004 and 2003, the Company recorded a charge (credit) to Other Comprehensive Loss of approximately $6.4 million and $(19.0) million in its Consolidated Statements of Comprehensive Loss due to market conditions.

        The accumulated benefit obligation for all defined benefit plans was $487.8 million and $452.5 million at December 31, 2004 and 2003, respectively.

        For plans with accumulated benefit obligations in excess of plan assets, at December 31, the projected benefit obligation, accumulated benefit obligation and fair value of the plan assets were:

	2004	2003
	(Amounts in Millions)
Projected Benefit Obligation	$514.7	$469.5
Accumulated Benefit Obligation	$487.8	$452.5
Fair Value of Plan Assets	$376.6	$360.9

        The Company's approach to developing its expected long-term rate of return on pension plan assets combines an analysis of historical investment performance by asset class, the Company's investment guidelines and current and expected economic fundamentals.

        The Company's retirement plan asset allocation at December 31, 2004 and 2003 and target allocation for 2005 by asset category are as follows:

	Target Allocation	Percentage of Plan Assets at December 31,
	2005	2004	2003
Asset Category:
Equity Securities	60.0%	63.9%	64.9%
Debt Securities	40.0%	36.1%	35.1%

Total	100.0%	100.0%	100.0%

        Active management of assets is used in asset classes and strategies where there is a potential to add value over a passive benchmark. Investment risk is measured and monitored on an on-going basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.

        At December 31, 2004 and 2003, pension investments did not include any direct investments in the Company's stock or the Company's debt.

        During 2004, the Company made $0.3 million of contributions to its U.S. pension plans. For 2005, the Company expects to make contributions of approximately $7.6 million as required by the Internal Revenue Code Section 412.

        The following represents the Company's estimated future benefit payments through the year 2014:

Year	(Amounts in Millions)
2005	$21.7
2006	$23.2
2007	$24.9
2008	$26.8
2009	$28.9
2010—2014	$177.7

INTERNATIONAL PENSION PLANS

(A) PENSION EXPENSE

        The Company maintains international defined benefit pension plans that are both noncontributory and contributory and are funded in accordance with applicable local laws. The pension or termination benefits are based primarily on years of service and the employees' compensation.

        The pension expense related to the international plans consisted of the following:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
	(Amounts in Millions)
Components of Net Periodic Pension Cost:
Service Cost	$0.6	$0.1	$0.1
Interest Cost	6.4	5.3	4.9
Expected Return on Plan Assets	(5.9)	(4.7)	(4.8)
Amortizations:
Actuarial Loss	0.8	0.5	—

Net Periodic Pension Cost	$1.9	$1.2	$0.2

Assumptions:
Discount Rate	5.50%	5.50%	5.50%
Rates of Increase in Future Compensation Levels	0.00%	0.00%	6.00%
Expected Long-Term Rate of Return on Plan Assets	6.25%	6.00%	5.75%

        Approximately 300 employees participate in a multi-employer pension plan that provides defined benefits to employees under certain union-employer organization agreements. Pension expense for this plan was $5.6 million, $5.0 million and $3.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(B) FUNDED STATUS

        The following table sets forth the funded status of the international pension plans as of December 31:

	2004	2003
	(Amounts in Millions)
Change in Benefit Obligation:
Benefit Obligation at Beginning of Year	$115.9	$97.0
Service Cost	0.6	0.1
Interest Cost	6.4	5.3
Actuarial Loss	3.1	6.7
Foreign Exchange Translation	8.8	11.1
Expenses Paid	(0.6)	—
Benefits Paid	(5.1)	(4.3)

Benefit Obligation at End of Year	$129.1	$115.9

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$93.0	$82.1
Actual Return on Plan Assets	10.3	6.3
Foreign Exchange Translation	7.3	8.9
Expenses Paid	(0.6)	—
Employee Contribution	4.4	—
Benefits Paid	(5.1)	(4.3)

Fair Value of Plan Assets at End of Year	$109.3	$93.0

Plan Assets Less Than Projected Benefit Obligation	$(19.8)	$(22.9)
Unrecognized Net Actuarial Loss	22.7	23.1

Net Amount Recognized	$2.9	$0.2

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Accrued Pension Liability	$(22.7)	$(24.0)
Pension Intangible Asset	2.9	$—
Accumulated Other Comprehensive Income(a)	22.7	24.2

Net Amount Recognized	$2.9	$0.2

Weighted Average Assumptions:
Discount Rate	5.25%	5.50%
Rates of Increase in Future Compensation Levels	0.00%	0.00%

Note:

(a)
During 2004 and 2003, the Company recorded a (credit) charge to Other Comprehensive Loss of approximately $(1.5) million and $7.9 million in its Consolidated Statements of Comprehensive Loss due to market conditions.

        The accumulated benefit obligation for the Company's international defined benefit plan was $129.1 million and $115.9 million at December 31, 2004 and 2003, respectively.

        The Company's approach to developing its expected long-term rate of return on pension plan assets combines an analysis of historical investment performance by asset class, the Company's investment guidelines and current and expected economic fundamentals.

        The Company's retirement plan asset allocation at December 31, 2004 and 2003 and target allocation for 2005 by asset category are as follows:

	Target Allocation	Percentage of Plan Assets at December 31,
	2005	2004	2003
Asset Category:
Equity Securities	70.0%	69.8%	30.0%
Debt Securities	30.0%	28.7%	69.2%
Other	—	1.5%	0.8%

Total	100.0%	100.0%	100.0%

        Active management of assets is used in asset classes and strategies where there is a potential to add value over a passive benchmark. Investment risk is measured and monitored on an on-going basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.

        During 2004, the Company made $4.4 million of contributions to its international pension plan. For 2005, the Company expects to make contributions of approximately $1.5 million.

        The following represents the Company's estimated future benefit payments through the year 2014:

Year	(Amounts in Millions)
2005	$4.8
2006	$4.9
2007	$4.9
2008	$4.9
2009	$5.1
2010—2014	$27.8

DEFINED CONTRIBUTION PLANS

        The Company provides defined contribution plans for eligible U.S. employees. The Company's contributions to the plans are based upon employee contributions and the Company's annual operating results. Contributions to these plans for the years ended December 31, 2004, 2003 and 2002 were $7.3 million, $4.3 million and $2.9 million, respectively.

        Accrued plan contributions included in Compensation and Employee Benefits on the Consolidated Balance Sheets were $0.1 million and $0.9 million at December 31, 2004 and 2003, respectively.

NOTE 14—OTHER POSTRETIREMENT BENEFITS

        The Company sponsors postretirement health care plans that provide medical and life insurance coverage to eligible salaried and hourly retired U.S. employees and their dependents. No postretirement medical benefits are offered to the Company's salaried employees who began employment after December 31, 1993 or to Graphic employees hired after June 15, 1999.

        The other postretirement benefits expense consisted of the following:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
	(Amounts in Millions)
Service Cost	$0.9	$0.7	$0.4
Interest Cost	2.8	2.5	1.9
Amortizations:
Prior Service Cost	(0.2)	(0.2)	(0.2)
Actuarial loss	0.4	0.7	0.3

Net Periodic Postretirement Benefits Cost	$3.9	$3.7	$2.4

Weighted Average Assumptions:
Discount Rate	6.0%	6.5%	7.5%
Initial Health Care Cost Trend Rate	9.0%	9.1%	7.0%
Ultimate Health Care Cost Trend Rate(a)	5.0%	5.0%	5.0%
Ultimate Year(a)	2012	2007	2006

Note:

(a)
The Company's salaried plan's cost was capped beginning in 1999.

The accrued postretirement benefit obligation at December 31 was as follows:

	2004	2003
	(Amounts in Millions)
Change in Benefit Obligation:
Benefit Obligation at Beginning of Year	$55.0	$28.6
Increase Due to Merger	—	21.4
Service Cost	0.9	0.7
Interest Cost	2.8	2.5
Actuarial (Gain)/Loss	(1.9)	3.7
Assumptions	—	1.1
Amendments	—	0.1
Benefits Paid	(2.8)	(3.1)
Impact of Medicare Rx	(3.8)	—

Benefit Obligation at End of Year	$50.2	$55.0

Fair Value of Plan Assets at End of Year	—	—

Accumulated Postretirement Benefit Obligation in Excess of Plan Assets	$(50.2)	$(55.0)
Unrecognized Net Actuarial Loss	6.3	12.3
Unrecognized Prior Service Credit	(1.1)	(1.2)

Total Accrued Postretirement Benefit Obligation, net	$(45.0)	$(43.9)

Weighted Average Assumptions:
Discount Rate	5.75%	6.00%
Initial Health Care Cost Trend Rate	8.50%	9.25%
Ultimate Health Care Cost Trend Rate(a)	5.00%	5.00%
Ultimate Year(a)	2012	2012
	2004
	1 Percentage Point Increase	1 Percentage Point Decrease
Health Care Trend Rate Sensitivity:
Effect on Total of Interest and Service Cost Components	$0.3	$(0.2)
Effect on Year-End Postretirement Benefit Obligation	$3.2	$(2.7)

Note:

(a)
The Company's salaried plan assumes no future increases in employer subsidies.

        In December 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). The Act expands Medicare primarily by adding a prescription drug benefit for Medicare-eligible individuals beginning in 2006. Pursuant to guidance provided in Financial Accounting Standards Board ("FASB") Staff Position SFAS No. 106-1 ("Accounting for Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003") ("SFAS No. 106-1"), the Company chose to defer recognition of the Act, and, accordingly, postretirement benefit obligations and net periodic postretirement benefit cost do not reflect any potential impact of the legislation. In May 2004, FASB issued Staff Position SFAS No. 106-2

("Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003") ("SFAS No. 106-2"), which supercedes SFAS No. 106-1. SFAS No. 106-2 provides additional authoritative guidance on the accounting for the federal subsidy. The Company has determined that the prescription drug benefits under its postretirement plan is actuarially equivalent to the Medicare Part D benefit. The determination of actuarial equivalence for the Company was based on the Modified Net Value Benefit Test, which was one of the four tests under consideration for determining actuarial equivalence in the September 2, 2004 memorandum from the Office of the Actuary in the Centers for Medicare & Medicaid Services. This is a two pronged test requiring that (a) the total gross value of the plan's benefits would have to exceed the standard Medicare Part D benefit, and (b) the net value of the plan's benefits (i.e., gross value minus retiree contributions) would have to exceed the average Medicare retiree drug subsidy, which was estimated to be $0.6 million in 2006. The Company's postretirement medical plan for salaried employees was projected in 2006 to provide gross benefits in excess of the Standard Medicare Part D benefit and net benefits that would exceed the estimated average Medicare retiree drug subsidy. The net benefit, which was capped at 1999 employer cost levels, was expected to continue to exceed the average Medicare retiree drug subsidy (as trended for expected future increases) through 2016. Therefore, the plan is expected to be eligible for the subsidy until 2017. No determination of actuarial equivalence for Graphic's postretirement plan was performed due to the minimal number of participants in the plan and as a result no material benefit would be expected.

        The Accrued Postretirement Benefit Obligation without this subsidy would be $45.6 million. The $0.6 million reduction in the Postretirement Benefit Obligation is reflected in Other Assets on the Consolidated Balance Sheet at December 31, 2004. The post retirement benefit cost reflects a reduction of $0.6 million associated with the subsidy.

        The legacy Riverwood postretirement medical plan for salaried employees was projected in 2006 to provide gross benefits in excess of the Standard Medicare Part D benefit and net benefits that would exceed the estimated average Medicare retiree drug subsidy. The net benefit, which was capped at 1999 employer cost levels, was expected to continue to exceed the average Medicare retiree drug subsidy (as trended for expected future increases) through 2016. Therefore, the plan was expected to be eligible for the subsidy until 2017.

        Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to reflect the impact of such changes in subsequent financial information.

        The Company estimates its postretirement benefit payments through 2014 to be:

Year	Medicare Subsidy not included	Medicare Subsidy included
	(Amounts in Millions)
2005	$3.8	$3.8
2006	$3.8	$3.4
2007	$3.9	$3.5
2008	$4.1	$3.6
2009	$4.3	$3.8
2010–2014	$23.1	$20.3

NOTE 15—FOREIGN CURRENCY MOVEMENT EFFECT

        Net international currency transaction (losses) gains included in determining Income from Operations for the years ended December 31, 2004, 2003 and 2002 were $(4.6) million, $(1.3) million and $1.8 million, respectively.

NOTE 16—INCOME TAXES

        The U.S. and international components of (Loss) before Income Taxes and Equity in Net Earnings of Affiliates consisted of the following:

	Year Ended Dec. 31, 2004	Year Ended Dec. 31, 2003	Year Ended Dec. 31, 2002
	(Amounts in Millions)
U.S.	$(35.4)	$(93.2)	$(33.4)
International	2.0	10.5	16.5

(Loss) before Income Taxes and Equity in Net Earnings of Affiliates	$(33.4)	$(82.7)	$(16.9)

        The provisions for Income Tax (Expense) Benefit on Loss before Income Taxes and Equity in Net Earnings of Affiliates consisted of the following:

	Year Ended Dec. 31, 2004	Year Ended Dec. 31. 2003	Year Ended Dec. 31, 2002
	(Amounts in Millions)
Current
U.S. Federal	$—	$—	$0.7
U.S. State and Local	(0.5)	—	0.8
International	(4.8)	(2.5)	(2.0)

Total Current	(5.3)	(2.5)	(0.5)
Deferred
International	(4.5)	1.0	5.2

Income Tax (Expense) Benefit	$(9.8)	$(1.5)	$4.7

        A reconciliation of Income Tax (Expense) Benefit on Loss before Cumulative Effect of a Change in Accounting Principle including Equity in Net Earnings of Affiliates at the federal statutory rate of 35% compared with the Company's actual Income Tax (Expense) Benefit is as follows:

	Year Ended Dec. 31, 2004	Year Ended Dec. 31, 2003	Year Ended Dec. 31, 2002
	(Amounts in Millions)
Benefit income tax at U.S. statutory rate	$11.7	$28.9	$1.9
U.S. federal taxes benefit—AMT	—	—	0.7
U.S. state and local tax (expense) benefit	1.2	3.3	0.8
Limitation on use of net operating losses	(16.6)	(38.4)	(9.6)
International tax rate differences	0.1	0.4	2.0
Valuation allowance adjustment	(3.2)	3.9	9.3
Foreign witholding tax	(0.4)	(0.4)	(0.4)
Tax contingencies	(2.5)	—	—
Other	(0.1)	0.8	—

Income Tax (Expense) Benefit	$(9.8)	$(1.5)	$4.7

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, were as follows:

	2004	2003
	(Amounts in Millions)
Property, plant and equipment	$(370.3)	$(419.0)
Other	—	—

Deferred tax liabilities	$(370.3)	$(419.0)

Net operating loss carryforwards	$516.8	$576.6
Other(A)	129.4	180.3

Deferred tax assets	646.2	756.9

Valuation allowance	(281.4)	(339.0)

Net deferred tax liability	$(5.5)	$(1.1)

Note:

(A)
Consists principally of amortization on intangible assets.

        The Company's deferred tax assets and deferred tax liabilities recorded in the Company's Consolidated Balance Sheet as of December 31, consisted of the following:

	2004	2003
	(Amounts in Millions)
Jurisdictions with ST deferred tax assets	$—	$—
Jurisdictions with LT deferred tax assets	7.9	12.3
Jurisdictions with deferred tax liabilities	(13.4)	(13.4)

	$(5.5)	$(1.1)

        The Company has reviewed the net deferred tax assets as of both December 31, 2004 and 2003, respectively, and determined that it is more likely than not that some or all of the net deferred tax assets will not be realized. The need for a valuation allowance is made on a country-by-country basis and the amount of the valuation allowance has decreased as of December 31, 2004, over 2003 primarily due to operating activities in various countries in 2004 and changes in deferred tax balances. As of December 31, 2004 the Company has concluded that due to difficulty maintaining profitability and forecasted future losses, realization is less than more likely than not on the deferred tax assets related to the Company's U.K. operations and as a result, a valuation allowance of $3.2 million for these operations was accrued in 2004. The valuation allowance of $281.4 million and $339.0 million at December 31, 2004 and 2003, respectively, is maintained on the remaining net deferred tax assets for which the Company has not determined that realization is more likely than not.

        The U.S. federal net operating loss carryforward amount totals $1,278.9 million, and expires in 2011, 2012, 2018, 2019, 2021, 2022 and 2023 in the amounts of $9.5 million, $421.5 million, $295.0 million, $196.8 million, $144.2 million, $72.1 million and $139.8 million, respectively. International net operating loss carryforward amounts total $61.0 million of which $0.5 million expire through 2010 and $60.5 million have no expiration date.

        The Company continues to evaluate the effect of the American Jobs Creation Act of 2004 on its plans for repatriation of foreign earnings; however, for purposes of applying FASB Statement No. 109 ("Accounting for Income Taxes"), the Company has determined that its undistributed earnings are not intended to be reinvested indefinitely by the international subsidiaries and totals approximately $71.8 million at December 31, 2004. Prior to 2004, the Company's intent was to permanently reinvest it foreign earnings. Thus, in 2004 U.S. deferred income tax has been recorded as a reduction to the Company's net operating losses on these undistributed earnings as well as the financial statement carrying value in excess of tax basis in the amount of $47.4 million.

NOTE 17—LOSS ON EARLY EXTINGUISHMENT OF DEBT

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

NOTE 18—FINANCIAL INSTRUMENTS, DERIVATIVES AND HEDGING ACTIVITIES

        The Company is exposed to fluctuations in interest rates on its variable debt, fluctuations in foreign currency transaction cash flows and variability in cash flows attributable to certain commodity purchases. The Company actively monitors these fluctuations and periodically uses derivatives and other financial instruments to hedge exposures to interest, currency and commodity risks. The Company's use of derivative instruments may result in short-term gains or losses and may increase volatility in its earnings. In addition, these instruments involve, to varying degrees, elements of market and credit risk in excess of the amounts recognized in the Consolidated Balance Sheets. The Company does not trade or use derivative instruments with the objective of earning financial gains on interest or currency rates, nor does it use leveraged instruments or instruments where there are no underlying exposures identified.

Interest Rate Risk

        The Company uses interest rate swaps to manage interest rate risks on future income caused by interest rate changes on its variable rate Term Loan facility. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense related to the debt. At December 31, 2004, the Company had interest rate swap agreements with a notional amount of $770 million, which expire on various dates from 2005 to 2007 under which the Company will pay fixed rates of 1.89% to 3.27% and receive three-month LIBOR.

        During 2004, there was approximately $2.5 million determined to be the ineffective portion related to changes in the fair value of the interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.

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

        During 2003, there was approximately $1.0 million determined to be the ineffective portion related to changes in the fair value of the interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

        To manage risks associated with future variability in cash flows and price risk attributable to certain commodity purchases, the Company entered into fixed price natural gas contracts designed to effectively hedge prices for a portion of its natural gas requirements at its U.S. mills. These contracts are not accounted for as derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities ("SFAS No. 133"), as they qualify for the normal purchase exemption.

        In addition, the Company entered into natural gas swap contracts to hedge prices for a significant portion of its natural gas requirements through December 2005. Such contracts are designated as cash flow hedges and are accounted for by deferring the quarterly change in fair value of the outstanding contracts in Accumulated Derivative Instruments Loss. On the date a contract matures, the resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity purchased. The ineffective portion of the swap contracts change in fair value, if any, would be recognized in earnings. During 2004, there was no material ineffective portion related to changes in fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Foreign Currency Risk

        The Company enters into forward exchange contracts to manage risks associated with future variability in cash flows resulting from anticipated foreign currency transactions adversely affected by changes in exchange rates. Gains/losses, if any, related to these contracts are recognized in income when the anticipated transaction affects income.

        At December 31, 2004 and 2003, multiple forward exchange contracts existed that expire on various dates from 2004 to 2005. Those purchased forward exchange contracts outstanding at December 31, 2004, when measured in U.S. dollars at December 31, 2004 exchange rates, had notional amounts totaling approximately $154.8 million. Those purchased forward exchange contracts outstanding at December 31, 2003, when measured in U.S. dollars at December 31, 2003 exchange rates, had notional amounts totaling approximately $141.7 million.

No amounts were reclassified to earnings during 2004 or 2003 in connection with forecasted transactions that were no longer considered probable of occurring and there was no material ineffective portion related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Derivatives not Designated as Hedges

        The Company enters into forward exchange contracts to effectively hedge substantially all accounts receivable resulting from transactions denominated in foreign currencies in order to manage risks associated with foreign currency transactions adversely affected by changes in exchange rates. At December 31, 2004 and 2003, multiple foreign currency forward exchange contracts existed, with maturities ranging up to six months. Those forward currency exchange contracts outstanding at December 31, 2004, when aggregated and measured in U.S. dollars at December 31, 2004 exchange rates, had net notional amounts totaling approximately $12.8 million. Those forward currency exchange contracts outstanding at December 31, 2003, when aggregated and measured in U.S. dollars at December 31, 2003 exchange rates, had net notional amounts totaling approximately $29.3 million. Generally, unrealized gains and losses resulting from these contracts are recognized in operations and approximately offset corresponding unrealized gains and losses recognized on the hedged accounts receivable. These contracts are presently being and will continue to be marked to market through the income statement.

  Accumulated Derivative Instruments Loss

        The following is a reconciliation of changes in the fair value of the interest rate swap agreements and foreign currency forward contracts which have been recorded as Accumulated Derivative Instruments Loss in the accompanying Consolidated Balance Sheets at December 31, 2004 and 2003, and as Derivative Instruments Loss in the accompanying Consolidated Statements of Comprehensive Loss for years ended December 31, 2004, 2003 and 2002.

	2004	2003	2002
	(Amounts in millions)
Balance at January 1	$(12.7)	$(6.1)	$(4.6)
Reclassification to earnings	(6.7)	(5.0)	6.0
Current period change in fair value	10.4	(1.6)	(7.5)

Balance at December 31	$(9.0)	$(12.7)	$(6.1)

        The balance recorded in Accumulated Derivative Instruments Loss at December 31, 2004 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings over the next twelve months may vary from this amount as a result of changes in market conditions.

  Fair Value of Financial Instruments

        The following methods and assumptions were used to estimate the fair value of each category of financial instrument for which it is practicable to estimate that value:

  *
  Non-trade Receivables and Short-Term Borrowings

  The carrying amount of these instruments approximates fair value due to their short-term nature.

  *
  Long-Term Debt

  The fair value of long-term debt is based on quoted market prices.

  *
  Forward Exchange Contracts

  The fair value of forward exchange contracts is based on quoted market prices.

  *
  Interest Rate Swap Agreements

  The fair value of interest rate swap agreements is based on quoted market prices by counter parties.

        The carrying amounts and estimated fair value of the Company's financial instruments as of December 31 were as follows:

	2004		2003
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(Amounts in millions)
Nontrade receivables	$10.9	$10.9	$9.7	$9.7
Short-term borrowings	$13.4	$13.4	$15.1	$15.1
Long-term debt	$2,011.8	$2,130.5	$2,139.5	$2,238.2
Currency forward exchange contracts	$(8.0)	$(8.0)	$(6.9)	$(6.9)
Interest rate swap contracts	$2.7	$2.7	$(8.2)	$(8.2)

NOTE 19—SUPPLEMENTAL CASH FLOW INFORMATION

        Cash paid for interest and cash paid, net of refunds, for income and franchise taxes was as follows:

	Year Ended Dec. 31, 2004	Year Ended Dec. 31, 2003	Year Ended Dec. 31, 2002
	(In millions of dollars)
Interest	$131.6	$156.2	$147.7

Income and Franchise Taxes	$3.5	$3.9	$4.9

NOTE 20—BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

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

        The Company's customers are not concentrated in any specific geographic region, but are concentrated in certain industries. Customers of the Paperboard Packaging business segment include the beverage and consumer products packaging industries. Customers of the Containerboard/Other business segment include integrated and non-integrated containerboard converters. During 2004, the Company did not have any one customer who accounted for 10% or more of the Company's net sales. During 2003, the Company had one customer who accounted for approximately 11% of the Company's net sales. During 2002, the Company had one customer who accounted for approximately 16% of the Company's net sales and another customer who accounted for approximately 12% of the Company's net sales. At December 31, 2004 or 2003, the Company did not have any one customer who accounted for 10% or more of the Company's receivables. The Company reviews a customer's credit history before extending credit of which the payment terms are generally 30 days domestically, but vary internationally according to local business practices. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

        Business segment information is as follows:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
	(Amounts in millions)
NET SALES:
Paperboard Packaging	$2,291.2	$1,600.6	$1,165.7
Containerboard/Other	95.3	82.7	81.6

	$2,386.5	$1,683.3	$1,247.3

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$211.3	$169.8	$186.1
Containerboard/Other	(21.6)	(27.3)	(24.0)
Corporate(A)	(74.1)	(36.4)	(21.5)

	$115.6	$106.1	$140.6

CAPITAL EXPENDITURES:
Paperboard Packaging	$125.1	$123.5	$50.7
Containerboard/Other	2.0	2.3	2.8
Corporate	10.7	10.8	2.5

	$137.8	$136.6	$56.0

DEPRECIATION AND AMORTIZATION:
Paperboard Packaging	$176.0	$124.6	$112.1
Containerboard/Other	15.1	13.5	12.7
Corporate	37.8	22.3	9.0

	$228.9	$160.4	$133.8

	2004	2003
	(Amounts in millions)
IDENTIFIABLE ASSETS AT DECEMBER 31:
Paperboard Packaging(B)	$2,855.0	$2,933.5
Containerboard/Other(B)	153.4	152.3
Corporate(C)	102.9	114.5

	$3,111.3	$3,200.3

        Business geographic area information is as follows:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
	(Amounts in millions)
NET SALES:
United States/North America	$2,021.6	$1,350.2	$1,011.2
Central/South America	17.9	16.6	13.4
Europe	366.2	340.9	230.8
Asia Pacific	133.3	118.8	92.8
Eliminations(D)	(152.5)	(143.2)	(100.9)

	$2,386.5	$1,683.3	$1,247.3

INCOME (LOSS) FROM OPERATIONS:
United States/North America	$86.4	$73.4	$118.1
Central/South America	(5.0)	(3.4)	(5.2)
Europe	22.3	25.2	19.9
Asia Pacific	14.9	14.9	10.8
Eliminations(D)	(3.0)	(4.0)	(3.0)

	$115.6	$106.1	$140.6

	2004	2003
	(Amounts in millions)
IDENTIFIABLE ASSETS AT DECEMBER 31:
United States/North America	$2,751.2	$2,835.2
Central/South America	15.4	17.7
Europe	198.7	183.3
Asia Pacific	43.1	49.4
Corporate(C)	102.9	114.5
Eliminations(D)	—	0.2

	$3,111.3	$3,200.3

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

NOTE 21—RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES

        The Company adopted a plan in the first quarter of 2004 to restructure its operations by closing facilities, relocating equipment and severing employees in an effort to better position the Company to operate in the current business environment. Components of the restructuring charges for 2004 are as follows:

Year Ended Dec. 31, 2004
(Amounts in Millions)
Restructuring Charges:
Equipment Removal Costs	$1.4
Facility Restoration and Carrying Costs	0.7
Severance of Employees and Other Employee Termination-Related Charges	4.2

Total Restructuring Charges	$6.3

        The initial purchase price allocation of $7.2 million recorded at March 31, 2004 was reduced by $0.9 million in the second quarter of 2004 primarily for facility restoration and carrying costs as a building was sold sooner than anticipated. Through December 31, 2004, the Company has made payments for severance and other employee termination-related charges in the amount of $1.1 million and for equipment removal and facilities restoration in the amount of $0.7 million, both of which reduced the initial reserve detailed above. The Company anticipates the majority of cash payments to be made under the restructuring plan will occur in the second and third quarters of 2005. The restructuring activities described herein are expected to be completed by the end of 2005 and affect only the paperboard packaging segment. As of December 31, 2004, the Company had approximately $4.5 million accrued for restructuring, as follows:

		Adjustments (Statement of Operations Impact)
	Balance at January 1, 2004			Cash Payments	Purchase Price Allocation		Balance at Dec. 31, 2004
		Expense	Reversal			Reclassification
	(Amounts in Millions)
Equipment Removal Costs	$—	$—	$—	$(0.6)	$1.4	$—	$0.8
Facility Restoration and Carrying Costs	—	—	—	(0.1)	0.7	—	0.6
Severance of Employees and Other Employee Termination-Related Charges	—	—	—	(1.1)	4.2	—	3.1

Total	$—	$—	$—	$(1.8)	$6.3	$—	$4.5

NOTE 22—RELATED PARTY TRANSACTIONS

        On November 18, 1999, the Company loaned $5.0 million to a principal employee in a non-interest bearing note due March 26, 2002. On December 19, 2001, the Company extended the maturity of the loan through March 26, 2007. At December 31, 2004 and 2003, this receivable was included in Other Assets on the Consolidated Balance Sheets.

        The Company received certain management services provided by Clayton, Dubilier and Rice, Inc. ("CD&R"), an affiliate of an equity investor in the Company. Charges for such services, including reimbursement of expenses, totaled approximately nil, $0.4 million and $0.5 million for the years ended December 31, 2004, 2003 and 2002, respectively, and were included in Selling, General and Administrative in the Consolidated Statements of Operations. In connection with the Merger, the Company paid a transaction fee of $10 million to CD&R for assistance in connection with negotiation of all aspects of the Merger, including the contribution analysis, financial and business due diligence, structure of the proposed refinancing and arranging for proposals by and handling negotiations with financing sources to provide funds for the refinancing.

        Coors Brewing Company, a subsidiary of Adolph Coors Company, accounted for approximately $110 million and $39 million of the Company's Net Sales for the year ended December 31, 2004 and since the date of the Merger through December 31, 2003, respectively. The Company continues to sell packaging products to Coors Brewing Company. The loss of Coors Brewing Company as a customer in the foreseeable future could have a material effect on the Company's results of operations. The supply agreement, effective April 1, 2003, with Coors Brewing Company will not expire until December 31, 2006.

NOTE 23—RECENT ACCOUNTING PRONOUNCEMENTS

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

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4" ("SFAS No. 151), which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS No. 151 addresses financial accounting and reporting for inventory costs. The Company has not determined if the adoption of SFAS No. 151 will have a significant impact on its financial position and results of operations.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29" ("SFAS No. 153"), which is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. The Company does not believe that the adoption of SFAS No. 153 will have a significant impact on its financial position and results of operations.

        In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R") which is effective for new awards and awards modified or settled occurring in fiscal years beginning after December 15, 2004. SFAS No. 123R amends and clarifies the accounting for stock compensation plans under SFAS No. 123, "Accounting for Stock-Based Compensation." The Company will adopt SFAS No. 123R for the quarter ending September 30, 2005. The Company does not believe that the adoption of SFAS No. 123R will have a significant impact on its financial position and results of operations.

NOTE 24—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        Results of operations for the four quarters of 2004 and 2003 are shown below.

(Quarter)	Net Sales	Gross Profit	Income From Operations	Net (Loss) Income	Net (Loss) Income per Basic Share	Net (Loss) Income per Diluted Share
	(Amounts in Millions, Except Per Share Amounts)
2004
First	$575.9	$89.0	$26.7	$(12.4)	$(0.06)	$(0.06)
Second	606.3	98.1	36.7	0.2	0.00	0.00
Third	617.2	104.2	47.0	5.5	0.03	0.03
Fourth	587.1	68.5	5.2	(35.1)	(0.18)	(0.18)

Year	$2,386.5	$359.8	$115.6	$(41.8)	$(0.21)	$(0.21)

2003
First	$298.0	$58.1	$24.9	$(9.8)	$(0.09)	$(0.09)
Second	338.6	62.3	29.2	(6.4)	(0.06)	(0.06)
Third(A)	478.1	81.4	33.1	(52.7)	(0.32)	(0.32)
Fourth	568.6	83.0	18.9	(14.0)	(0.07)	(0.07)

Year	$1,683.3	$284.8	$106.1	$(82.9)	$(0.56)	$(0.56)

Notes:

(A)
During the third quarter of 2003 and in connection with the Merger, the Company recorded a non-cash charge to earnings of approximately $16.7 million related to the write-off of remaining debt issuance costs and a charge of approximately $28.6 million related to the call premium paid (see Note 17—Loss on Early Extinguishment of Debt).

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Graphic Packaging Corporation:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Graphic Packaging Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations, comprehensive loss, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP PricewaterhouseCoopers LLP Atlanta, Georgia March 29, 2005

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no such changes in or disagreements with accountants on accounting or financial disclosure.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        The Company's management has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the board of directors.

        Based on management's evaluation as of December 31, 2004, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

        There have been no changes in the Company's internal control over financial reporting that occurred during the fourth fiscal quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        The Company's evaluation of its internal control over financial reporting has not been completed. In the course of evaluating its internal control over financial reporting, the Company has identified certain deficiencies, some of which may be deemed significant, that have been or are in the process of being remediated. There can be no assurance that additional deficiencies will not be identified or that any deficiencies identified, either alone or in combination with others, will not be considered a material weakness.

        Management's report on internal control over financial reporting and the Company's independent auditor's report regarding management's assessment have been omitted from this report in reliance upon the exemptive order issued by the SEC on November 30, 2004 (Release No. 50754). Management expects to conclude its evaluation of internal control over financial reporting prior to filing an amended Annual Report on Form 10-K/A within the 45-day period provided by such order.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Pursuant to Instruction G(3) to Form 10-K, the information relating to Directors of the Registrant required by Item 10 is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2005, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant's fiscal year ended December 31, 2004.

        For information pertaining to Executive Officers of the Registrant, as permitted by instruction 3 of Paragraph (b) of Item 401 of Regulation S-K, refer to the "Executive Officers of the Registrant" section of Part I of this document.

        Pursuant to Instruction G(3) to Form 10-K, the information relating to compliance with Section 16(a) required by Item 10 is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2005, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant's fiscal year ended December 31, 2004.

ITEM 11. EXECUTIVE COMPENSATION

        Pursuant to Instruction G(3) to Form 10-K, the information required by Item 11 is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2005, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant's fiscal year ended December 31, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

        Pursuant to Instruction G(3) to Form 10-K, the information required by Item 12 is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2005, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant's fiscal year ended December 31, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Pursuant to Instruction G(3) to Form 10-K, the information required by Item 13 is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2005, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant's fiscal year ended December 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        Pursuant to Instruction G(3) to Form 10-K, the information required by Item 14 is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2005, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant's fiscal year ended December 31, 2004.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.)
Financial statements, financial statement schedule and exhibits filed as part of this report:

1.
Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2004

Consolidated Statements of Comprehensive Loss for each of the three years in the period ended December 31, 2004

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004

Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2.
Schedule II—Valuation and Qualifying Accounts.

          All other schedules are omitted as the information required is either included elsewhere in the consolidated financial statements herein or is not applicable.

  3.
  Exhibits to Annual Report on Form 10-K for Year Ended December 31, 2004.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of March 25, 2003, among Registrant, Riverwood Acquisition Sub LLC and Graphic Packaging International Corporation. Filed as Exhibit 2.1 to Registrant's Current Report on Form 8- K filed on March 27, 2003 (Commission File No. 001-11113), and incorporated herein by reference.
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

4.2
Rights Agreement, dated August 7, 2003, between Registrant and Wells Fargo Bank Minnesota, N.A. Filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001- 13182), and incorporated herein by reference.
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
10.24
ACX Technologies, Inc. Phantom Equity Plan. Filed as Exhibit 10.11 to Graphic Packaging International Corporation's Current Report on Form 8-K filed on November 19, 1992 (Commission File No. 0-20704), and incorporated herein by reference.
10.25
Graphic Packaging Excess Benefit Plan, as restated. Filed as Exhibit 10.12 to Graphic Packaging International Corporation's Annual Report on Form 10-K filed on March 23, 2001 (Commission File No. 001-14060), and incorporated herein by reference.
10.26
Graphic Packaging Supplemental Retirement Plan, as restated. Filed as Exhibit 10.13 to Graphic Packaging International Corporation's Annual Report on Form 10-K filed on March 23, 2001 (Commission File No. 001- 14060), and incorporated herein by reference.
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
10.30
Form of Indemnification Agreement, dated as of September 10, 2003, entered into by and between Registrant, GPI Holding, Inc., Graphic Packaging International, Inc. and each of Jeffrey H. Coors, Stephen M. Humphrey, Kevin J. Conway, G. Andrea Botta, John D. Beckett, Harold R. Logan, Jr., John R. Miller, Robert W. Tieken, Martin D. Walker, B. Charles Ames (as emeritus director), and William K. Coors (as emeritus director). Filed as Exhibit 10.30 to Registrant's Annual Report on Form 10-K filed on March 16, 2004, and incorporated herein by reference.
10.31
Indemnification Agreement, dated as of September 10, 2003, entered into by and between Registrant, GPI Holding, Inc., Graphic Packaging International, Inc. and Lawrence C. Tucker. Filed as Exhibit 10.31 to Registrant's Annual Report on Form 10-K filed on March 16, 2004, and incorporated herein by reference.
10.32
2004 Stock and Incentive Compensation Plan of Graphic Packaging Corporation. Filed as Appendix B to the Company's definitive proxy statement filed on April 5, 2004, and incorporated herein by reference.
14.1	Code of Business Conduct and Ethics. Filed as Exhibit 14.1 to Registrant's Annual Report on Form 10-K filed on March 16, 2004, and incorporated herein by reference.
21.1	List of Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification required by Rule 13a-14(a).
31.2	Certification required by Rule 13a-14(a).
32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHIC PACKAGING CORPORATION (Registrant)

/s/ STEPHEN M. HUMPHREY Stephen M. Humphrey	President and Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2005
/s/ JOHN T. BALDWIN John T. Baldwin	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2005

POWER OF ATTORNEY

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

Signatures	Title	Date

/s/ JEFFREY H. COORS Jeffrey H. Coors	Executive Chairman and Director	March 29, 2005
/s/ KEVIN J. CONWAY Kevin J. Conway	Director	March 29, 2005
/s/ G. ANDREA BOTTA G. Andrea Botta	Director	March 29, 2005
/s/ JOHN. D. BECKETT John D. Beckett	Director	March 29, 2005
/s/ HAROLD R. LOGAN, JR. Harold R. Logan, Jr.	Director	March 29, 2005

/s/ JOHN R. MILLER John. R. Miller	Director	March 29, 2005
/s/ MARTIN D. WALKER Martin D. Walker	Director	March 29, 2005
/s/ ROBERT W. TIEKEN Robert W. Tieken	Director	March 29, 2005

GRAPHIC PACKAGING CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Amounts In Millions)

	Balance Beginning of Period	Increase Due to Merger	(Credits) Charges to Costs and Expenses	Deductions	Balance at End of Period
	(Classification)
Year ended December 31, 2004
Allowances Reducing the Assets in the Balance Sheet:
Doubtful accounts receivable	$4.4	$—	$(1.1)	$(1.5)	$1.8
Deferred tax assets	339.0	—	3.2	(60.8)	281.4

Total	$343.4	$—	$2.1	$(62.3)	$283.2

Year ended December 31, 2003:
Allowances Reducing the Assets in the Balance Sheet:
Doubtful accounts receivable	$1.9	$2.4	$0.8	$(0.7)	$4.4
Deferred tax assets	220.1	101.0	34.5	(16.6)	339.0

Total	$222.0	$103.4	$35.3	$(17.3)	$343.4

Year ended December 31, 2002:
Allowances Reducing the Assets in the Balance Sheet:
Doubtful accounts receivable	$3.3	$—	$2.2	$(3.6)	$1.9
Deferred tax assets	219.7	—	0.4	—	220.1

Total	$223.0	$—	$2.6	$(3.6)	$222.0

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES