Form 10-K/A
period 2004-12-31
GRAPHIC PACKAGING CORP
filed 2005-05-02
CIK 886239

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 1-13182

Graphic Packaging Corporation
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	58-2205241 (I.R.S. employer identification no.)
814 Livingston Court, Marietta, Georgia (Address of principal executive offices)	30067 (Zip Code)
(770) 644-3000 Registrant's telephone number, including area code:
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class Common Stock, $0.01 par value per share Series A Junior Participating Preferred Stock Purchase Rights Associated with the Common Stock	Name of Each Exchange on Which Registered New York Stock Exchange New York Stock Exchange

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

EXPLANATORY NOTE

        Graphic Packaging Corporation (the "Company") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission (the "SEC") on March 29, 2005 (the "Original Form 10-K"), in reliance upon an exemptive order issued by the SEC on November 30, 2004 (SEC Release No. 34-50754). Pursuant to such order, the Company may include management's annual report on internal control over financial reporting and the related report of the Company's independent registered public accounting firm in an amendment to its Annual Report on Form 10-K filed no later than 45 days after the initial due date for filing the Form 10-K.

        In compliance with the exemptive order, the Company is filing this Amendment to include: (i) management's report on internal control over financial reporting, and (ii) the report of its independent registered public accounting firm relating to the Company's assessment of internal control over financial reporting and the effectiveness of internal control over financial reporting. In connection with this Amendment, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed as exhibits to the Original Form 10-K, have been re-executed and re-filed as of the date of this Amendment. In addition, a Consent of Independent Registered Public Accounting Firm relating to its report included in this Form 10-K/A is being filed.

        Except for the matters described above, this Amendment does not modify or update the Company's previously reported financial statements and other disclosures in, or exhibits to, the Original Form 10-K.

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

        Based on management's evaluation as of December 31, 2004, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management's Report on Internal Control Over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only with proper authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        The Company's management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 based on criteria for effective control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2004.

        Management's assessment of the effectiveness of internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audits the Company's financial statements, as stated in their attestation report, which is included herein.

Changes in Internal Control Over Financial Reporting

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

        In our opinion, management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Graphic Packaging Corporation at December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 and in our report dated March 29, 2005 we expressed an unqualified opinion thereon.

PricewaterhouseCoopers LLP

Atlanta, Georgia
May 2, 2005

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  a.)
  Exhibits filed as part of this Amendment:

Exhibit Number	Description
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification required by Rule 13a-14(a)
31.2	Certification required by Rule 13a-14(a)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHIC PACKAGING CORPORATION

(Registrant)
/s/ STEPHEN M. HUMPHREY Stephen M. Humphrey	President and Chief Executive Officer and Director (Principal Executive Officer)	May 2, 2005
/s/ JOHN T. BALDWIN John T. Baldwin	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 2, 2005
Signatures	Title	Date

/s/ JEFFREY H. COORS*** Jeffrey H. Coors	Executive Chairman and Director	May 2, 2005
/s/ KEVIN J. CONWAY*** Kevin J. Conway	Director	May 2, 2005
/s/ G. ANDREA BOTTA*** G. Andrea Botta	Director	May 2, 2005
/s/ JOHN D. BECKETT*** John D. Beckett	Director	May 2, 2005
/s/ HAROLD R. LOGAN, JR.*** Harold R. Logan, Jr.	Director	May 2, 2005
/s/ JOHN R. MILLER*** John R. Miller	Director	May 2, 2005
/s/ MARTIN D. WALKER*** Martin D. Walker	Director	May 2, 2005
/s/ ROBERT W. TIEKEN*** Robert W. Tieken	Director	May 2, 2005

***By:    John T. Baldwin
                Attorney-in-Fact

QuickLinks

EXPLANATORY NOTE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PART IV
SIGNATURES