Form 10-Q
period 2005-03-31
GRAPHIC PACKAGING CORP
filed 2005-05-10
CIK 886239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☒  No ☐

As of April 29, 2005, there were 198,602,294 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GRAPHIC PACKAGING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Millions, Except Share Amounts)

(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and Equivalents	$8.3	$7.3
Receivables, Less Allowance for Doubtful Accounts of $1.4 and $1.8 at March 31, 2005 and December 31, 2004, respectively	239.7	214.9
Inventories	307.6	301.2
Prepaid Expenses	24.7	14.9

Total Current Assets	580.3	538.3
Property, Plant and Equipment, Net of Accumulated Depreciation of $1,119.6 and $1,078.7 at March 31, 2005 and December 31, 2004, respectively	1,632.6	1,649.0
Goodwill	643.4	643.4
Intangible Assets, Net of Accumulated Amortization of $68.3 and $65.1 at March 31, 2005 and December 31, 2004, respectively	163.8	166.6
Other Assets	112.6	114.0

Total Assets	$3,132.7	$3,111.3

LIABILITIES
Current Liabilities:
Short-Term Debt	$13.7	$14.2
Accounts Payable and Other Accrued Liabilities	355.9	401.8
Total Current Liabilities	369.6	416.0

Long Term Debt, Less Current Portion	2,085.2	2,011.0
Other Noncurrent Liabilities	234.1	227.7
Total Liabilities	2,688.9	2,654.7

SHAREHOLDERS' EQUITY
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $0.01 per share; 500,000,000 shares authorized; 198,602,294 and 198,586,108 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	2.0	2.0
Capital in Excess of Par Value	1,169.4	1,169.2
Unearned Compensation	(0.4)	(0.4)
Accumulated Deficit	(664.5)	(639.8)
Minimum Pension Liability Adjustment	(65.2)	(65.2)
Accumulated Derivative Instruments Gain (Loss)	7.4	(9.0)
Cumulative Currency Translation Adjustment	(4.9)	(0.2)
Total Shareholders' Equity	443.8	456.6
Total Liabilities and Shareholders' Equity	$3,132.7	$3,111.3

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2005	2004
Net Sales	$583.0	$575.9
Cost of Sales	515.8	486.9
Selling, General and Administrative	47.7	48.2
Research, Development and Engineering	2.3	2.4
Other Expense, Net	4.9	11.7
Income from Operations	12.3	26.7
Interest Income	0.1	0.1
Interest Expense	(37.2)	(38.0)
Loss before Income Taxes and Equity in Net Earnings of Affiliates	(24.8)	(11.2)
Income Tax Expense	—	(1.5)
Equity in Net Earnings of Affiliates	0.1	0.3
Net Loss	$(24.7)	$(12.4)

Loss Per Share - Basic	$(0.12)	$(0.06)
Loss Per Share - Diluted	$(0.12)	$(0.06)

Weighted Average Number of Shares Outstanding - Basic	198.6	198.4
Weighted Average Number of Shares Outstanding - Diluted	198.6	198.4

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in Millions)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2005	2004
Net Loss	$(24.7)	$(12.4)
Other Comprehensive Income (Loss):
Derivative Instruments Gain (Loss), Net of Tax of $0	16.4	(1.1)
Currency Translation Adjustments, Net of Tax of $0	(4.7)	(1.1)
Comprehensive Loss	$(13.0)	$(14.6)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Millions)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(24.7)	$(12.4)
Noncash Items Included in Net Loss:
Depreciation and Amortization	52.4	57.5
Pension, Postemployment and Postretirement Benefits Expense, Net of Contributions	7.0	6.5
Equity in Net Earnings of Affiliates, Net of Dividends	0.9	0.7
Amortization of Deferred Debt Issuance Costs	2.0	2.1
Loss on Retirement of Assets	0.7	3.0
Other, Net	1.5	0.1
Changes in Operating Assets & Liabilities:
Receivables	(27.3)	(35.0)
Inventories	(9.8)	(3.7)
Prepaid Expenses	—	1.6
Accounts Payable and Other Accrued Liabilities	(41.2)	(42.5)
Other Noncurrent Liabilities	2.9	0.1
Net Cash Used in Operating Activities	(35.6)	(22.0)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property, Plant and Equipment	(33.3)	(45.0)
Change in Other Assets	(4.4)	(3.9)
Net Cash Used in Investing Activities	(37.7)	(48.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under Revolving Credit Facilities	161.7	176.8
Payments on Revolving Credit Facilities	(88.1)	(112.8)
Payments on Debt	(0.4)	(0.3)
Other	1.3	—
Issuance of Common Stock	—	0.2
Net Cash Provided by Financing Activities	74.5	63.9
Effect of Exchange Rate Changes on Cash	(0.2)	—
Net Increase (Decrease) in Cash and Equivalents	1.0	(7.0)
Cash and Equivalents at Beginning of Period	7.3	17.5
Cash and Equivalents at End of Period	$8.3	$10.5

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

On August 8, 2003, the corporation formerly known as Graphic Packaging International Corporation merged with and into Riverwood Acquisition Sub LLC, a wholly owned subsidiary of Riverwood Holding, Inc. (“Riverwood Holding”), with Riverwood Acquisition Sub LLC as the surviving entity (the “Merger”). At the closing of the Merger, one share of common stock of Riverwood Holding was exchanged for each share of common stock of Graphic Packaging International Corporation. Riverwood Acquisition Sub LLC then merged into Riverwood Holding, which was renamed Graphic Packaging Corporation. After the Merger, (1) RIC Holding, Inc. merged into Graphic Packaging Holdings, Inc., which was renamed GPI Holding, Inc. and (2) the corporation formerly known as Graphic Packaging Corporation merged into Riverwood International Corporation (“RIC”) which was renamed Graphic Packaging International, Inc. (“Graphic Packaging International”).

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

In the Company’s opinion, the accompanying financial statements contain all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The Company has condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. In addition, the preparation of the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

The Company has reclassified the presentation of certain prior period information to conform to the current presentation format.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a summary of the Company’s significant accounting policies, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

	Three Months Ended
	March 31,	March 31,
(Amounts in Millions, Except Per Share Amounts)	2005	2004
Net Loss, As Reported	$(24.7)	$(12.4)

Add: Stock-Based Employee Compensation Expense Included in Reported Net Loss, Net of Related Tax Effects	1.4	0.2

Deduct: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method for All Awards, Net of Related Tax Effects	(0.8)	(2.4)
Adjusted Net Loss	$(24.1)	$(14.6)

Loss Per Basic Share-As Reported	$(0.12)	$(0.06)
Loss Per Basic Share-As Adjusted	$(0.12)	$(0.07)

Loss Per Diluted Share-As Reported	$(0.12)	$(0.06)
Loss Per Diluted Share-As Adjusted	$(0.12)	$(0.07)

NOTE 3— INVENTORIES

The major classes of inventories were as follows:

	March 31,	December 31,
(Amounts in Millions)	2005	2004
Finished goods	$170.3	$166.9
Work-in progress	19.5	14.9
Raw materials	73.1	76.2
Supplies	44.7	43.2
Total	$307.6	$301.2

Raw materials and consumables used in the production process such as wood chips and chemicals are valued at purchase cost on a first-in, first-out (“FIFO”) basis upon receipt. Work in progress and finished goods inventories are valued at the cost of raw material consumed plus direct manufacturing costs (such as labor, utilities and supplies) as incurred and allocated manufacturing overhead.

NOTE 4 — CONTINGENCIES AND LEGAL MATTERS

The Company is subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including those governing discharges to air, soil and water, the management, treatment and disposal of hazardous substances, the management, treatment and disposal of solid and hazardous wastes, the investigation and remediation of contamination resulting from historical site operations and releases of hazardous substances, and the health and safety of employees. The Company’s potential environmental liabilities and obligations may result in significant costs, which could negatively impact its financial condition and results of operations. In addition, capital expenditures may be necessary for the Company to comply with such laws and regulations, including the U.S. Environmental Protection Agency’s (“EPA”) regulations mandating stringent controls on air and water discharges from pulp and paper mills (referred to herein as the “cluster rules”). Any failure to comply with environmental, health and safety laws or any permits and authorizations required thereunder could subject the Company to fines, corrective action or other sanctions. In addition, some of the Company’s current and former facilities are the subject of environmental investigations and remediations resulting from historical operations and the release of hazardous substances or other constituents. Some current and former facilities have a history of industrial usage for which investigation and remediation obligations may be imposed in the future or for which indemnification claims may be asserted against the Company. The Company cannot predict with certainty future investigation or remediation costs or future costs relating to historical usage or indemnification claims. Also, potential future closures or sales of facilities may necessitate further investigation and may result in future remediation at those facilities. The Company will continue to review and revise its estimate of potential, contingent environmental liabilities related to past, present and future operations as additional information related to its environmental liabilities is obtained.

The Company is a party to a number of lawsuits arising in the ordinary conduct of its business. Although the timing and outcome of these lawsuits cannot be predicted with certainty, the Company does not believe that disposition of these lawsuits will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 5 — BUSINESS SEGMENT INFORMATION

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

Business segment information is as follows:

	Three Months Ended
	March 31,	March 31,
(Amounts in Millions)	2005	2004
NET SALES:
Paperboard Packaging	$559.0	$557.3
Containerboard/Other	24.0	18.6
Total	$583.0	$575.9

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$28.9	$52.9
Containerboard/Other	(4.2)	(8.5)
Corporate	(12.4)	(17.7)
Total	$12.3	$26.7

NOTE 6 – FINANCIAL INSTRUMENTS, DERIVATIVES AND HEDGING ACTIVITIES

The Company is exposed to fluctuations in interest rates on its variable debt, fluctuations in foreign currency and variability in cash flows attributable to certain commodity purchases. The Company actively monitors these fluctuations and periodically uses derivatives and other financial instruments to hedge exposures to interest, currency and commodity risks. The Company does not trade or use derivative instruments with the objective of earning financial gains on interest rates, currency rates or commodity pricing, nor does it use leveraged instruments or instruments where there are no underlying exposures identified.

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks caused by interest rate changes on its variable rate Term Loan facility. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense related to the debt. At March 31, 2005, the Company had interest rate swap agreements with a notional amount of $990 million, which expire on various dates from 2005 to 2008 and under which the Company will pay fixed rates of 1.89% to 4.53% and receive three-month LIBOR.

During the three months ended March 31, 2005, there was no ineffective portion related to changes in the fair value of the interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.

During the three months ended March 31, 2004, there was $0.3 million determined to be the ineffective portion related to changes in the fair value of the interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to certain commodity purchases, the Company entered into natural gas swap contracts to hedge prices for a significant portion of its natural gas requirements through December 2005. Such contracts are designated as cash flow hedges and are accounted for by deferring the quarterly change in fair value of the outstanding contracts in Accumulated Derivative Instruments Gain (Loss). On the date a contract matures, the resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity purchased. The ineffective portion of the swap contracts change in fair value, if any, would be recognized in earnings. During the three months ended March 31, 2005, there was a minimal amount of ineffective portion related to changes in fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness. At March 31, 2004, no natural gas swap contracts existed.

Foreign Currency Risk

The Company enters into forward exchange contracts to manage risks associated with future variability in cash flows resulting from anticipated foreign currency transactions that may be adversely affected by changes in exchange rates. Gains/losses, if any, related to these contracts are recognized in income when the anticipated transaction affects income.

At March 31, 2005 and December 31, 2004, multiple forward exchange contracts existed that expire on various dates throughout 2005. Those purchased forward exchange contracts outstanding at March 31, 2005, when measured in U.S. dollars at March 31, 2005 exchange rates, had notional amounts totaling $111.9 million. Those purchased forward exchange contracts outstanding at December 31, 2004, when measured in U.S. dollars at December 31, 2004 exchange rates, had notional amounts totaling $154.8 million.

No amounts were reclassified to earnings during the first three months of 2005 or 2004 in connection with forecasted transactions that were no longer considered probable of occurring and there was no material ineffective portion related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all accounts receivable resulting from transactions denominated in foreign currencies in order to manage risks associated with foreign currency transactions adversely affected by changes in exchange rates. At March 31, 2005 and December 31, 2004, multiple foreign currency forward exchange contracts existed, with maturities ranging up to six months. Those forward currency exchange contracts outstanding at March 31, 2005, when aggregated and measured in U.S. dollars at March 31, 2005 exchange rates, had net notional amounts totaling $18.3 million. Those forward currency exchange contracts outstanding at December 31, 2004, when aggregated and measured in U.S. dollars at December 31, 2004 exchange rates, had net notional amounts totaling $12.8 million. Generally, unrealized gains and losses resulting from these contracts are recognized in operations and approximately offset corresponding unrealized gains and losses recognized on the hedged accounts receivable. These contracts are presently being and will continue to be marked to market through the income statement.

Accumulated Derivative Instruments Gain (Loss)

The following is a reconciliation of changes in the fair value of the interest rate swap agreements, foreign currency forward contracts and natural gas swap agreements which have been recorded as Accumulated Derivative Instruments Gain (Loss) in the accompanying Condensed Consolidated Balance Sheet at March 31, 2005 and at March 31, 2004, and as Derivative Instruments Gain (Loss) in the accompanying Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2005 and 2004.

(Amounts in millions)	2005	2004
Balance at January 1	$(9.0)	$(12.7)
Reclassification to earnings	3.1	(1.7)
Current period change in fair value	13.3	0.6
Balance at March 31	$7.4	$(13.8)

The balance recorded in Accumulated Derivative Instruments Gain (Loss) at March 31, 2005 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings over the next 12 months may vary from this amount as a result of changes in market conditions.

Note 7 – PENSIONS AND OTHER POSTRETIREMENT BENEFITS

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

The pension expense related to the U.S. plans consisted of the following:

	Three Months Ended
	March 31,	March 31,
(Amounts in Millions)	2005	2004
Service Cost	$3.9	$3.2
Interest Cost	7.5	6.8
Expected Return on Plan Assets	(7.4)	(6.9)
Amortizations:
Prior Service Cost	0.7	0.5
Actuarial Loss	0.8	0.9
Net Periodic Pension Cost	$5.5	$4.5

The Company did not make any contributions to its U.S. pension plans during the first three months of 2005 and 2004. The Company expects to make contributions of $7.6 million in 2005 as required by Internal Revenue Code Section 412.

The Company sponsors postretirement health care plans that provide medical and life insurance coverage to eligible salaried and hourly retired U.S. employees and their dependents. No postretirement medical benefits are offered to salaried employees who began employment with the Company after December 31, 1993 or to Graphic employees hired after June 15, 1999.

The other postretirement benefits expense consisted of the following:

	Three Months Ended
	March 31,	March 31,
(Amounts in Millions)	2005	2004
Service Cost	$0.2	$0.2
Interest Cost	0.8	0.8
Amortizations:
Prior Service Cost	—	(0.1)
Actuarial Loss	0.2	0.1
Net Periodic Postretirement Benefits Cost	$1.2	$1.0

In December 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act expands Medicare primarily by adding a prescription drug benefit for Medicare-eligible individuals beginning in 2006. The Act did not have a significant impact on the Company’s financial position and results of operations.

The Company made benefit payments of $0.8 million and $0.7 million for the first quarter of 2005 and 2004, respectively. The Company estimates its postretirement benefit payments for 2005 to be $3.6 million.

Note 8 – RESTRUCTURING CHARGES

The Company adopted a plan in the first quarter of 2004 to restructure its operations by closing facilities, relocating equipment and severing employees in an effort to better position the Company to operate in the current business environment. Components of the restructuring charges for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended
	March 31,	March 31,
(Amounts in Millions)	2005	2004
Restructuring Charges:
Equipment Removal Costs	$—	$1.3
Facility Restoration and Carrying Costs	—	1.4
Severance of Employees and Other Employee Termination-Related Charges	—	4.5
Total Restructuring Charges	$—	$7.2

The initial purchase price allocation associated with the Merger of $7.2 million recorded at March 31, 2004 was reduced by $0.9 million in the second quarter of 2004 primarily for facility restoration and carrying costs as a building was sold sooner than anticipated. Through March 31, 2005, the Company has made payments for severance and other employee termination-related charges in the amount of $1.2 million and for equipment removal and facilities restoration in the amount of $0.7 million, both of which reduced the initial reserve detailed above. The Company anticipates the majority of cash payments to be made under the restructuring plan will occur in the second and third quarters of 2005. The restructuring activities described herein are expected to be completed by the end of 2005 and affect only the paperboard packaging segment. As of March 31, 2005, the Company had $4.4 million accrued for restructuring, as follows:

		Adjustments
	Balance at	(Statement of		Purchase			Balance at
	December 31,	Operations Impact)		Price	Cash		March. 31,
(Amounts in Millions)	2004	Expense	Reversal	Allocation	Payments	Reclassification	2005
Equipment Removal Costs	$0.8	$—	$—	$—	$—	$—	$0.8
Facility Restoration and Carrying Costs	0.6	—	—	—	—	—	0.6
Severance of Employees and Other Employee Termination-Related Charges	3.1	—	—	—	(0.1)	—	3.0
Total	$4.5	$—	$—	$—	$(0.1)	$—	$4.4

As of December 31, 2004, the Company had $4.5 million accrued for restructuring, as follows:

		Adjustments
	Balance at	(Statement of		Purchase			Balance at
	January 1,	Operations Impact)		Price	Cash		Dec. 31,
(Amounts in Millions)	2004	Expense	Reversal	Allocation	Payments	Reclassification	2004
Equipment Removal Costs	$—	$—	$—	$1.4	$(0.6)	$—	$0.8
Facility Restoration and Carrying Costs	—	—	—	0.7	(0.1)	—	0.6
Severance of Employees and Other Employee Termination-Related Charges	—	—	—	4.2	(1.1)	—	3.1
Total	$—	$—	$—	$6.3	$(1.8)	$—	$4.5

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”), which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS No. 151 addresses financial accounting and reporting for inventory costs. The Company does not believe the adoption of SFAS No. 151 will have a significant impact on its financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29” (“SFAS No. 153”), which is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. The Company does not believe that the adoption of SFAS No. 153 will have a significant impact on its financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment’’ (“SFAS No. 123R”) which is effective for new awards and awards modified or settled occurring in fiscal years beginning after December 15, 2004. SFAS No. 123R amends and clarifies the accounting for stock compensation plans under SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company previously reported that it will adopt SFAS No. 123R for the quarter ending September 30, 2005, however, on April 14, 2005, the Securities and Exchange Commission deferred the required adoption date of SFAS No. 123R for the Company to the beginning of the first quarter of 2006. The Company does not believe that the adoption of SFAS No. 123R will have a significant impact on its financial position and results of operations.

Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN No. 47”), was issued in March 2005 and is effective no later than the end of fiscal years ending after December 15, 2005. FIN No. 47 clarifies the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” The Company has not determined if the adoption of FIN No. 47 will have a significant impact on its financial position and results of operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Concerning Forward-Looking Statements

Certain statements of Graphic Packaging Corporation’s expectations, including, but not limited to, statements regarding the availability of raw materials, the impact of inflation of energy, chemical and fiber costs, the outcome of litigation and environmental proceedings, the reduction of debt, capital expenditures and certain contractual obligations in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, the Company’s ability to implement its business strategies, the Company’s substantial amount of debt, continuing pressure for lower cost products, inflation of and volatility in raw materials and energy costs, rising labor costs, the Company’s ability to pass these increased costs on to its customers, unfavorable currency translation movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that impact the Company’s ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements. Additional information regarding these and other risks is contained in the Company’s other periodic filings with the SEC.

OVERVIEW

The Company’s objective is to strengthen its position as a leading provider of paperboard packaging solutions. To achieve this objective, the Company is implementing strategies to expand market share in its current markets and to identify and penetrate new markets; to capitalize on the Company’s customer relationships, business competencies, and mills and converting assets; to develop and market innovative products and applications; and to continue to reduce costs by focusing on operational improvements. The Company’s ability to fully implement its strategies and achieve its objectives, however, is affected by several significant factors beyond the Company’s control, including (i) inflation of raw material and other costs, which the Company cannot always pass through to its customers, and (ii) the effect of the overcapacity in the worldwide paperboard packaging industry. The Company anticipates using its free cash flows to reduce debt.

Significant Factors That Impact The Company’s Business

The Company’s net sales, income from operations, cash flows from operations and financial condition are influenced by a variety of factors.

Sales. The Company historically experienced stable pricing for its integrated beverage multiple packaging products and moderately cyclical pricing for its other product offerings. Because some products can be packaged in different types of materials, the Company’s sales are affected by competition from other manufacturers’ coated unbleached kraft paperboard, or CUK board, and other substrates — solid bleached sulfate, or SBS, recycled clay coated news, or CCN, and, internationally, white lined chipboard, or WLC — as well as by general market conditions. In addition, the Company’s sales historically are driven by consumer buying habits in the markets its customers serve. New product introductions and promotional activity by the Company’s customers and the Company’s introduction of new packaging products also impacted its sales. The Company’s containerboard business is subject to conditions in the cyclical worldwide commodity paperboard markets which have a significant impact on containerboard sales. In addition, the Company’s net sales, income from operations and cash flows from operations are subject to moderate seasonality, with demand usually increasing in the spring and summer due to the seasonality of the worldwide beverage multiple packaging markets.

The Company works to maintain market share through efficiency, product innovation and strategic sourcing to its customers; however, pricing and other competitive pressures may occasionally result in the loss of a customer relationship.

Packaging machinery placements during the first three months of 2005 decreased approximately 27% compared to the first three months of 2004 due primarily to timing differences and to the additional placements in 2004 as a result of the success of the new Fridge Vendor® Package. These machines were placed to package cans and bottles for beer, soft drink, water and juice applications. The Company expects packaging machinery placements for 2005 to be lower when compared to 2004 but higher when compared to 2003.

Impact of Inflation and Operating Costs. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, hardwood, chemicals, recycled fibers, purchased paperboard, paper, aluminum foil, ink, plastic films and resins, depreciation expense and labor. The Company continues to be negatively impacted by inflationary pressures which increased costs $20.6 million compared to the prior year quarter and primarily related to fiber, outside board purchases and corrugated shipping containers ($7.1 million); labor and related benefits ($4.7 million); chemical based inputs ($3.3 million); freight ($2.2 million); energy ($1.9 million); and other ($1.4 million). The Company has entered into contracts designed to mitigate the impact of future cost increases for a significant portion of its natural gas requirements, primarily at its U.S. mills, through December 2005. The Company will continue to evaluate its position regarding natural gas purchase commitments. The Company believes that inflationary pressures will negatively impact its results for 2005. Since negotiated contracts and the market largely determine the pricing for its products, the Company is limited in its ability to pass through to its customers any inflationary or other cost increases that the Company may incur in the future. Additionally, the Company’s sales contracts often limit its timing and ability to raise prices, further exacerbating the inflationary problems.

During December 2004, unexpected sub-freezing temperatures in the Southeast resulted in the malfunction of control instrumentation for high pressure boilers at both the Company’s West Monroe, Louisiana and Macon, Georgia mills. This malfunction resulted in unplanned down-time on paper machines and turbine generators as well as costs due to boiler damage. The downtime resulted in lost production and, between the two mills, the total cost from this incident was $3.0 million of capital expenditures, along with a negative $2.3 million income statement impact due to the lost production, repair and startup. These costs were realized in the first quarter of 2005.

Commitment to Cost Reduction. In light of increasing margin pressure throughout the paperboard packaging industry, the Company has programs in place that are designed to reduce costs, improve productivity and increase profitability. The Company is continuing to implement a global continuous improvement initiative that uses statistical process control to help design and manage many types of activities, including production and maintenance. This includes a Six Sigma process focused on reducing variable and fixed manufacturing and administrative costs. During the first three months of 2005, the Company achieved approximately $8.9 million in cost savings through its continuous improvement initiative.

The Company is finalizing its initiative designed to enhance the competitiveness of its beverage multiple packaging converting operations and has begun to recognize improved converting performance when comparing against the first three months of 2004. This initiative has added new manufacturing technology and press capacity, and also includes the consolidation of certain beverage carton converting operations. The Company has made expenditures of approximately $68 million and expects to realize cost savings relative to 2002 from this initiative of approximately $39 million annually by the end of 2005.

As part of the Company’s manufacturing rationalization initiatives, the Company announced in January 2004 its plans to close its Garden Grove, CA converting plant, and in May 2004 announced plans to close its Bow, NH and Clinton, MS converting plants. In addition, the Company announced it is expanding certain of its existing sites, including Fort Smith, AR and Lumberton, NC, and as a result expects to make expenditures of approximately $26 million over the 2004 to 2005 period. The Company has spent approximately $19 million of the projected expenditures through March 31, 2005. By the end of 2006, the Company estimates that it will realize an additional $19 million in annual synergies, improved cost structures and increased productivity as a result of these manufacturing rationalization initiatives.

The Company continues to evaluate its current operations and assets with a view to rationalizing its operations and improving profitability. The Company is continuing to focus on reducing working capital and increasing liquidity.

Critical Accounting Policies

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

The Company’s most critical accounting policies which require significant judgment or involve complex estimations that are important to the portrayal of the Company’s financial conditions and operating results are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

For a discussion of recent accounting pronouncements impacting the Company, see Note 9 in Notes to Condensed Consolidated Financial Statements.

Segment Information

The Company reports its results in two business segments: paperboard packaging and containerboard/other. Business segment information is as follows:

	Three Months Ended
	March 31,	March 31,
(Amounts in Millions)	2005	2004
NET SALES:
Paperboard Packaging	$559.0	$557.3
Containerboard/Other	24.0	18.6
Total	$583.0	$575.9

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$28.9	$52.9
Containerboard/Other	(4.2)	(8.5)
Corporate	(12.4)	(17.7)
Total	$12.3	$26.7

RESULTS OF OPERATIONS

FIRST QUARTER 2005 COMPARED WITH FIRST QUARTER 2004

	Three Months Ended
		Increase
		(Decrease)
		From
	March 31,	Prior	March 31,
(Amounts in Millions)	2005	Period	2004
Net Sales	$583.0	1.2%	$575.9
Cost of Sales	515.8	5.9%	486.9
Gross Profit	67.2	(24.5)%	89.0
Selling, General and Administrative	47.7	(1.0)%	48.2
Research, Development and Engineering	2.3	(4.2)%	2.4
Other Expense, Net	4.9	(58.1)%	11.7
Income from Operations	$12.3	(53.9)%	$26.7

Net Sales

The Company’s Net Sales in the first quarter of 2005 increased by $7.1 million, or 1.2%, to $583.0 million from $575.9 million in the first quarter of 2004 due primarily to a 1.9% increase in North American carton sales as a result of higher volumes in both the beverage and the food and consumer product markets, improved pricing in the containerboard medium and linerboard markets, and the positive impact of foreign currency exchange rates of $4.3 million. These increases were somewhat offset by lower volumes in the international markets and in North American open market rollstock sales as well as lower pricing in the North American carton markets.

Gross Profit

The Company’s Gross Profit in the first quarter of 2005 decreased by $21.8 million, or 24.5%, to $67.2 million from $89.0 million in the first quarter of 2004. The Company’s gross profit margin decreased to 11.5% in the first quarter of 2005 from 15.5% in the first quarter of 2004. The decrease in gross profit margin was due primarily to inflationary pressures primarily on fiber, outside board purchases and corrugated shipping containers, labor and related benefits, chemical based inputs, freight, and energy; the negative $2.3 million income statement impact due to the lost production, repair and startup at both the Company's West Monroe, Louisiana and Macon, Georgia mills as a result of unexpected sub-freezing temperatures during December 2004; and lower pricing in the North American carton markets as a result of increased market competitiveness. The decrease in gross profit margin was somewhat offset by worldwide cost reductions resulting from the Company’s cost reduction initiatives and improved pricing in the containerboard medium and linerboard markets.

Selling, General and Administrative

Selling, General and Administrative expenses decreased by $0.5 million, or 1.0%, to $47.7 million in the first quarter of 2005 from $48.2 million in the first quarter of 2004, due primarily to lower incentive compensation expenses, somewhat offset by inflation and higher expenses associated with Sarbanes-Oxley compliance efforts. As a percentage of Net Sales, Selling, General and Administrative expenses were 8.2% in the first quarter of 2005 versus 8.4% in the first quarter of 2004.

Research, Development and Engineering

Research, Development and Engineering expenses decreased slightly by $0.1 million, or 4.2%, to $2.3 million in the first quarter of 2005 from $2.4 million in the first quarter of 2004.

Other Expense, Net

Other Expense, Net decreased by $6.8 million, or 58.1%, to $4.9 million in the first quarter of 2005 from $11.7 million in the first quarter of 2004. This change was principally due to lower amortization expense of Merger related intangibles of $5.2 million and non-cash charges of $3.0 million recorded in the first quarter of 2004 associated with the retirement of certain equipment.

Income from Operations

Primarily as a result of the factors discussed above, the Company’s Income from Operations in the first quarter of 2005 decreased by $14.4 million, or 53.9%, to $12.3 million from $26.7 million in the first quarter of 2004, while its operating margin decreased to 2.1% in the first quarter of 2005 from 4.6% in the first quarter of 2004.

Fluctuations in U.S. Currency Exchange Rates

The weakening of the U.S. dollar currency exchange rates as compared to certain currencies including the euro, other European currencies and the Japanese yen had a $4.3 million impact on Net Sales, while there was a modest impact on Gross Profit, Income from Operations, and operating expenses during the first quarter of 2005.

INTEREST INCOME, INTEREST EXPENSE, INCOME TAX EXPENSE, AND EQUITY IN NET EARNINGS OF AFFILIATES

Interest Income

Interest Income remained constant at $0.1 million in the first three months of 2005 and 2004.

Interest Expense

Interest Expense decreased by $0.8 million to $37.2 million in the first three months of 2005 from $38.0 million in the first three months of 2004, due to lower average debt balances in 2005 and, to a lesser extent, was also affected by a 25 basis points reduction in interest charged during the first three months of 2005 on the Term Loan Facility as a result of the October 1, 2004 amendment to the Company’s Senior Secured Credit Agreement. The decrease was somewhat offset due to the Company’s unhedged floating rate debt being tied to increasing market interest rates.

Income Tax Expense

During the first three months of 2005, the Company recognized a minimal Income Tax Expense on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $24.8 million. During the first three months of 2004, the Company recognized an Income Tax Expense of $1.5 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $11.2 million. Income Tax Expense for the first three months of 2005 and 2004 was due primarily to income earned in certain foreign countries and tax withholding in foreign jurisdictions.

Equity in Net Earnings of Affiliates

Equity in Net Earnings of Affiliates was $0.1 million in the first three months of 2005 and $0.3 million in the first three months of 2004 and related to the Company’s equity investment in the joint venture Rengo Riverwood Packaging, Ltd.

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

Cash Flows

Cash and Equivalents increased by $1.0 million in the first three months of 2005. Cash used in operating activities in the first three months of 2005 totaled $35.6 million, compared to $22.0 million in the first three months of 2004. This was principally due to lower operating income somewhat offset by favorable changes in operating assets and liabilities primarily as a result of timing differences. Cash used in investing activities in the first three months of 2005 totaled $37.7 million, compared to $48.9 million in 2004. This change was principally due to lower purchases of property, plant and equipment of $11.7 million (see “-Capital Expenditures”). Cash provided by financing activities in 2005 totaled $74.5 million, compared to $63.9 million in 2004. This change was principally due to higher net borrowings under the Company’s revolving credit facilities. Depreciation and amortization during the first three months of 2005 totaled $52.4 million and is expected to be between approximately $200 million and $210 million in 2005.

Liquidity and Capital Resources

The Company’s liquidity needs arise primarily from debt service on its substantial indebtedness and from the funding of its capital expenditures, ongoing operating costs and working capital.

At March 31, 2005 and December 31, 2004, Long-Term Debt consisted of the following:

	March 31,	December 31,
(Amounts in Millions)	2005	2004
Senior Notes with interest payable semi-annually at 8.5%, payable in 2011	$425.0	$425.0
Senior Subordinated Notes with interest payable semi-annually at 9.5%, payable in 2013	425.0	425.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (5.15% at March 31, 2005 and 4.52% at December 31, 2004) payable through 2010	1,158.0	1,158.0
Senior Secured Revolving Facility with interest payable at various dates at floating rates (5.87% at March 31, 2005) payable in 2009	74.1	—
Other	4.6	3.8
	2,086.7	2,011.8
Less, current portion	1.5	0.8
Total	$2,085.2	$2,011.0

As in the first quarter of 2004, total debt increased during the first quarter of 2005. This expected increase is a result of seasonal factors as the Company ramps up working capital in preparation for the summer season. In addition to seasonality in operating income and working capital, the Company made its semi-annual fixed rate interest payments on its Senior Notes and Senior Subordinated Notes totaling $38.3 million in the first quarter. The Company expects that the majority of its full year debt reduction will come during the second and fourth quarters.  The Senior Notes are rated B- by Standard & Poor’s and B2 by Moody’s Investor Services. During the first three months of 2005, cash paid for interest was approximately $54 million.

At March 31, 2005, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

	Total Amount of	Total Amount	Total Amount
(Amounts in Millions)	Commitments	Outstanding	Available (A)
Revolving Credit Facility	$325.0	$74.1	$238.5
International Facilities	21.5	11.7	9.8
Total	$346.5	$85.8	$248.3

Note:

(A)      In accordance with its debt agreements, the Company’s availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of $12.4 million as of March 31, 2005. These letters of credit are used as security against its self-insurance obligations, workers’ compensation obligations and an outstanding note payable. These letters of credit expire at various dates through 2006 unless extended.

Principal and interest payments under the Term Loan Facility and the Revolving Credit Facility, together with principal and interest payments on the Senior Notes and the Senior Subordinated Notes, represent significant liquidity requirements for the Company. Based upon current levels of operations, anticipated cost-savings and expectations as to future growth, the Company believes that cash generated from operations, together with amounts available under its Revolving Credit Facility and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company’s future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see “-Covenant Restrictions”), will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company’s control and will be substantially dependent on the selling prices and demand for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business and profitability strategies.

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

The Company uses interest rate swaps to manage interest rate risks on future income caused by interest rate changes on its variable rate Term Loan Facility. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense related to the debt. At March 31, 2005, the Company had interest rate swap agreements with a notional amount of $990 million, which expire on various dates from 2005 to 2008 under which the Company will pay fixed rates of 1.89% to 4.53% and receive three-month LIBOR.

Effective as of March 31, 2005, the Company had approximately $1.3 billion of net operating loss carryforwards (“NOLs”). These NOLs generally may be used by the Company to offset taxable income earned in subsequent taxable years. However, the Company’s ability to use these NOLs to offset its future taxable income may be subject to significant limitation as a result of certain shifts in ownership due to direct or indirect transfers of the Company’s common stock by one or more 5 percent stockholders, or issuances or redemptions of the Company’s common stock, which, when taken together with previous changes in ownership of the Company’s common stock, constitute an ownership change under the Internal Revenue Code. Imposition of any such limitation on the use of NOLs could have an adverse effect on the Company’s future after tax free cash flow.

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

The financial covenants in the Senior Secured Credit Agreement specify, among other things, the following requirements for each four quarter period ending during the following test periods:

	Consolidated Debt to	Credit Agreement
	Credit Agreement EBITDA	EBITDA to Consolidated
Test Period	Leverage Ratio(A)	Interest Expense Ratio(A)
December 31, 2004 - December 30, 2005	6.15 to 1.00	2.25 to 1.00
December 31, 2005 - December 30, 2006	5.75 to 1.00	2.35 to 1.00
December 31, 2006 - December 30, 2007	5.25 to 1.00	2.50 to 1.00
December 31, 2007 - December 30, 2008	4.75 to 1.00	2.75 to 1.00
December 31, 2008 - June 30, 2010	4.50 to 1.00	2.90 to 1.00

Note:

(A)      See “Credit Agreement EBITDA” below.

At March 31, 2005, the Company was in compliance with the financial covenants in the Senior Secured Credit Agreement, as amended. The Company’s ability to comply in future periods with the financial covenants in the Senior Secured Credit Agreement will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company’s control and will be substantially dependent on the selling prices for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business and profitability strategies. If a violation of any of the covenants occurred, the Company would attempt to obtain a waiver or an amendment from its lenders, although no assurance can be given that the Company would be successful in this regard. The Senior Secured Credit Agreement and the indentures governing the Senior Subordinated Notes and the Senior Notes have covenants as well as certain cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions.

The Senior Secured Credit Agreement is collateralized by substantially all of the Company’s domestic assets.

Credit Agreement EBITDA

The table below sets forth EBITDA, as defined in the Senior Secured Credit Agreement, which is referred to in this report as “Credit Agreement EBITDA.” Credit Agreement EBITDA as presented below is a financial measure that is used in the Senior Secured Credit Agreement. Credit Agreement EBITDA is not a defined term under accounting principles generally accepted in the United States and should not be considered as an alternative to income from operations or net income as a measure of operating results or cash flows as a measure of liquidity. Credit Agreement EBITDA differs from the term “EBITDA” (earnings before interest expense, income tax expense, and depreciation and amortization) as it is commonly used. In addition to adjusting net income to exclude interest expense, income tax expense and depreciation and amortization, Credit Agreement EBITDA also adjusts net income by excluding certain other items and expenses, as specified below. The Company’s definition of Credit Agreement EBITDA may differ from that of other similarly titled measures at other companies. The Senior Secured Credit Agreement requires the Company to comply with a specified consolidated debt to Credit Agreement EBITDA leverage ratio and a specified Credit Agreement EBITDA to consolidated interest expense ratio for specified periods, as described in the preceding section, “Covenant Restrictions.”

The Company’s management believes that presentation of Credit Agreement EBITDA provides useful information to investors because borrowings under the Senior Secured Credit Agreement are a key source of the Company’s liquidity, and the Company’s ability to borrow under the Senior Secured Credit Agreement is dependent on, among other things, its compliance with the financial ratio covenants referred to in the preceding section. Failure to comply with these financial ratio covenants would result in a violation of the Senior Secured Credit Agreement and, absent a waiver or amendment from the lenders under such agreement, permit the acceleration of all outstanding borrowings under the Senior Secured Credit Agreement.

The calculation of Credit Agreement EBITDA for the periods indicated is set forth below and is calculated in accordance with the Senior Secured Credit Agreement.

	Three Months Ended		Twelve Months Ended
(Amounts in Millions)	Mar. 31, 2005	Mar. 31, 2004	Mar. 31, 2005	Dec. 31, 2004
Net Loss	$(24.7)	$(12.4)	$(54.1)	$(41.8)
Income Tax Expense	—	1.5	8.3	9.8
Interest Expense, Net	37.1	37.9	148.2	149.0
Depreciation and Amortization	52.4	57.5	223.8	228.9
Equity in Net Earnings of Affiliates	(0.1)	(0.3)	(1.2)	(1.4)
Credit Agreement Adjustments (A)	10.4	11.4	49.6	50.6
Credit Agreement EBITDA (B)	$75.1	$95.6	$374.6	$395.1

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

Capital Expenditures

The Company’s capital spending in the first three months of 2005 was $33.3 million, compared to $45.0 million in the first three months of 2004. During the first three months of 2005, the Company had capital spending of $14.1 million for improving process capabilities, $1.9 million for its beverage multiple packaging converting operations initiative, $5.4 million for manufacturing packaging machinery, $9.5 million for the expansion of its Fort Smith, AR and Lumberton, NC converting plants and $2.4 million for compliance with cluster rules.

Environmental Matters

The Company is subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including those governing discharges to air, soil and water, the management, treatment and disposal of hazardous substances, the management, treatment and disposal of solid and hazardous wastes, the investigation and remediation of contamination resulting from historical site operations and releases of hazardous substances, and the health and safety of employees. The Company’s potential environmental liabilities and obligations may result in significant costs, which could negatively impact its financial condition and results of operations. In addition, capital expenditures may be necessary for the Company to comply with such laws and regulations, including the U.S. EPA’s regulations mandating stringent controls on air and water discharges from pulp and paper mills. Any failure to comply with environmental, health and safety laws or any permits and authorizations required thereunder could subject the Company to fines, corrective action or other sanctions. In addition, some of the Company’s current and former facilities are the subject of environmental investigations and remediations resulting from historical operations and the release of hazardous substances or other constituents. Some current and former facilities have a history of industrial usage for which investigation and remediation obligations may be imposed in the future or for which indemnification claims may be asserted against the Company. The Company cannot predict with certainty future investigation or remediation costs or future costs relating to historical usage or indemnification claims. Also, potential future closures or sales of facilities may necessitate further investigation and may result in future remediation at those facilities. The Company will continue to review and revise its estimate of potential contingent environmental liabilities related to past, present and future operations as additional information related to its environmental liabilities is obtained.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II, Item 7A, “Quantitative and Qualitative Disclosure about Market Risk”, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. There have been no significant developments with respect to derivatives or exposure to market risk during the first three months of 2005; see Note 6 in Notes to Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations “-Liquidity and Capital Resources”.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon management’s evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005.

Changes in Internal Control Over Financial Reporting

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

During the first quarter of 2005, there were no matters submitted to a vote of security holders.

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

GRAPHIC PACKAGING CORPORATION
(Registrant)

/s/ STEPHEN A. HELLRUNG	Senior Vice President, General
Stephen A. Hellrung	Counsel and Secretary	May 9, 2005

/s/ JOHN T. BALDWIN	Senior Vice President and
John T. Baldwin	Chief Financial Officer (Principal	May 9, 2005
Financial and Accounting Officer)