Form 10-Q/A
period 2004-09-30
GRAPHIC PACKAGING CORP
filed 2005-08-09
CIK 886239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Explanatory Note

Graphic Packaging Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the period ended September 30, 2004 (“Amendment No. 1”) to restate its previously issued financial statements for the period ended September 30, 2004, to reflect corrections in accounting for deferred taxes. The restatement is discussed in more detail in Note 11 to the accompanying restated financial statements beginning on page 22 and was previously announced by the Company in its Current Report on Form 8-K filed on August 3, 2005.  This Amendment No. 1 does not purport to provide a general update or discussion of developments with respect to the Company subsequent to November 9, 2004, the date that the Company originally filed its Form 10-Q for the period ended September 30, 2004. Such disclosures are contained in subsequent filings with the U.S. Securities and Exchange Commission and should be read in conjunction with this report.

GRAPHIC PACKAGING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Millions, Except Share Amounts)

(Unaudited)

	As Restated	As Restated
	Sept. 30, 2004	Dec. 31, 2003
ASSETS
Current Assets:
Cash and Equivalents	$25.9	$17.5
Receivables, Less Allowance for Doubtful Accounts of $2.2 and $4.4 at September 30, 2004 and December 31, 2003, respectively	236.4	198.5
Inventories	298.2	306.9
Prepaid Expenses	15.1	15.1

Total Current Assets	575.6	538.0
Property, Plant and Equipment, Net of Accumulated Depreciation of $1,028.0 and $908.4 at September 30, 2004 and December 31, 2003, respectively	1,655.7	1,722.9
Goodwill	643.4	624.3
Intangible Assets, Net of Accumulated Amortization of $61.7 and $38.0 at September 30, 2004 and December 31, 2003, respectively	169.6	192.3
Other Assets	120.6	122.8

Total Assets	$3,164.9	$3,200.3

LIABILITIES
Current Liabilities:
Short-Term Debt	$42.7	$38.4
Accounts Payable and Other Accrued Liabilities	319.2	346.7
Total Current Liabilities	361.9	385.1

Long Term Debt, Less Current Portion	2,083.2	2,116.2
Other Noncurrent Liabilities	290.2	260.6
Total Liabilities	2,735.3	2,761.9

SHAREHOLDERS’ EQUITY
Preferred Stock, Par Value $0.01 Per Share; 50,000,000 Shares Authorized; No Shares Issued or Outstanding	—	—
Common Stock, Par Value $0.01 Per Share; 500,000,000 Shares Authorized; 198,578,608 and 198,378,110 Shares Issued and Outstanding at September 30, 2004 and December 31, 2003, respectively	2.0	2.0
Capital in Excess of Par Value	1,169.2	1,168.5
Unearned Compensation	(0.4)	—
Accumulated Deficit	(669.7)	(648.6)
Minimum Pension Liability Adjustment	(59.1)	(60.2)
Accumulated Derivative Instruments Loss	(1.0)	(12.7)
Cumulative Currency Translation Adjustment	(11.4)	(10.6)
Total Shareholders’ Equity	429.6	438.4
Total Liabilities and Shareholders’ Equity	$3,164.9	$3,200.3

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	As Restated	As Restated	As Restated	As Restated
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003

Net Sales	$617.2	$478.1	$1,799.4	$1,114.7
Cost of Sales	513.0	396.7	1,508.1	912.9
Selling, General and Administrative	48.6	44.7	146.0	105.4
Research, Development and Engineering	2.1	2.1	6.9	5.4
Other Expense, Net	6.5	1.5	28.0	3.7
Income from Operations	47.0	33.1	110.4	87.3
Loss on Early Extinguishment of Debt	—	(45.3)	—	(45.3)
Interest Income	0.1	0.1	0.3	0.3
Interest Expense	(38.5)	(39.7)	(112.6)	(107.5)
Income (Loss) before Income Taxes and Equity in Net Earnings of Affiliates	8.6	(51.8)	(1.9)	(65.2)
Income Tax Expense	(8.4)	(5.3)	(20.4)	(12.7)
Equity in Net Earnings of Affiliates	0.5	0.4	1.2	1.1
Net Income (Loss)	$0.7	$(56.7)	$(21.1)	$(76.8)

Income (Loss) Per Share - Basic	$—	$(0.35)	$(0.11)	$(0.58)
Income (Loss) Per Share - Diluted	$—	$(0.35)	$(0.11)	$(0.58)

Weighted Average Number of Shares Outstanding - Basic	198.6	163.8	198.5	131.4
Weighted Average Number of Shares Outstanding - Diluted	203.1	163.8	198.5	131.4

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in Millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	As Restated	As Restated	As Restated	As Restated
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Net Income (Loss)	$0.7	$(56.7)	$(21.1)	$(76.8)
Other Comprehensive Income (Loss):
Minimum Pension Liability Adjustment, Net of Tax of $0	—	—	1.1	—
Derivative Instruments Gain (Loss), Net of Tax of $0	5.9	(6.1)	11.7	(5.6)
Foreign Currency Translation Adjustments, Net of Tax of $0	3.0	3.3	(0.8)	10.9

Comprehensive Income (Loss)	$9.6	$(59.5)	$(9.1)	$(71.5)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Millions)

(Unaudited)

	Nine Months Ended
	As Restated	As Restated
	Sept. 30, 2004	Sept. 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(21.1)	$(76.8)
Noncash Items Included in Net Loss:
Depreciation and Amortization	173.0	104.9
Loss on Early Extinguishment of Debt	—	16.7
Deferred Income Taxes	13.3	8.1
Pension, Postemployment and Postretirement Benefits Expense, Net of Contributions	17.9	13.4
Equity in Net Earnings of Affiliates, Net of Dividends	(0.2)	(0.5)
Amortization of Deferred Debt Issuance Costs	6.5	5.5
Loss on Retirement of Assets	7.3	—
Other, Net	(2.4)	11.6
Changes in Operating Assets & Liabilities:
Receivables	(35.3)	3.6
Inventories	5.2	(4.8)
Prepaid Expenses	3.4	(1.4)
Accounts Payable and Other Accrued Liabilities	(24.0)	(20.3)
Other Noncurrent Liabilities	(2.1)	1.7
Net Cash Provided by Operating Activities	141.5	61.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property, Plant and Equipment	(103.4)	(75.9)
Acquisition Fees	—	(91.8)
Cash Acquired in Merger	—	6.1
Proceeds from Sales of Assets, Net of Selling Costs	11.8	—
Change in Other Assets	(11.4)	3.0
Net Cash Used in Investing Activities	(103.0)	(158.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under Revolving Credit Facilities	452.7	343.0
Payments on Revolving Credit Facilities	(473.5)	(305.3)
Proceeds from Issuance of Debt	—	2,125.0
Increase in Debt Issuance Costs	—	(55.2)
Premium Paid on Early Extinguishment of Debt	—	(28.6)
Payments on Debt	(9.9)	(1,980.4)
Issuance of Common Stock	0.4	0.2
Repurchases of Redeemable Common Stock	—	(1.0)
Net Cash (Used in) Provided by Financing Activities	(30.3)	97.7
Effect of Exchange Rate Changes on Cash	0.2	0.1
Net Increase in Cash and Equivalents	8.4	0.9
Cash and Equivalents at Beginning of Period	17.5	13.8
Cash and Equivalents at End of Period	$25.9	$14.7

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

Combined Company

Unaudited Condensed Pro Forma Combined Statement of Operations

For the Three Months Ended September 30, 2003

(Amounts in Millions, Except Per Share Amounts)

	Company	Graphic	Pro Forma Adjustments		Condensed Pro Forma Combined
	As Restated				As Restated
Net Sales	$478.1	$114.9	$(7.6	)(A)	$585.4
Cost of Sales	396.7	103.1	(14.7	)(A)	484.9
			(0.2	)(B)
Selling, General and Administrative, Research, Development and Engineering	48.3	8.7	4.2	(B)	61.2
Income from Operations	33.1	3.1	3.1		39.3
Interest Expense, Net	(39.6)	(3.9)	4.0	(C)	(39.5)
Loss on Early Extingushment of Debt	(45.3)	(1.3)	—		(46.6)
Loss before Income Taxes and Equity in Net Earnings of Affiliates	(51.8)	(2.1)	7.1		(46.8)
Income Tax (Expense) Benefit	(5.3)	0.2	—		(5.1)
Loss before Equity in Net Earnings of Affiliates	(57.1)	(1.9)	7.1		(51.9)
Equity in Net Earnings of Affiliates	0.4	—	—		0.4
Net Loss	(56.7)	(1.9)	7.1		(51.5)
Preferred Stock Dividends Declared	—	1.1	(1.1	)(D)	—
Net Loss Attributable to Common Stockholders	$(56.7)	$(3.0)	$8.2		$(51.5)

Loss Per Share - Basic	$(0.35)				$(0.26)
Loss Per Share - Diluted	$(0.35)				$(0.26)

Weighted Average Number of Shares Outstanding:
Basic	163.8				198.3
Diluted	163.8				198.3

Combined Company

Unaudited Condensed Pro Forma Combined Statement of Operations

For the Nine months ended September 30, 2003

(Amounts in Millions, Except Per Share Amounts)

	Company	Graphic	Pro Forma Adjustments		Condensed Pro Forma Combined
	As Restated				As Restated
Net Sales	$1,114.7	$650.8	$(38.0	)(A)	$1,727.5
Cost of Sales	912.9	581.7	(45.0	)(A)	1,448.3
			(1.3	)(B)
Selling, General and Administrative, Research, Development and Engineering	114.5	44.0	18.0	(B)	176.5
Income from Operations	87.3	25.1	(9.7)		102.7
Interest Expense, Net	(107.2)	(23.0)	18.4	(C)	(111.8)
Loss on Early Extinguishment of Debt	(45.3)	(1.3)	—		(46.6)
(Loss) Income before Income Taxes and Equity in Net Earnings of Affiliates	(65.2)	0.8	8.7		(55.7)
Income Tax Expense	(12.7)	(1.0)	—		(13.7)
Loss before Equity in Net Earnings of Affiliates	(77.9)	(0.2)	8.7		(69.4)
Equity in Net Earnings of Affiliates	1.1	—	—		1.1
Net Loss	(76.8)	(0.2)	8.7		(68.3)
Preferred Stock Dividends Declared	—	6.1	(6.1	)(D)	—
Net Loss Attributable to Common Stockholders	$(76.8)	$(6.3)	$14.8		$(68.3)

Loss Per Share - Basic	$(0.58)				$(0.34)
Loss Per Share - Diluted	$(0.58)				$(0.34)

Weighted Average Number of Shares Outstanding:
Basic	131.4				198.3
Diluted	131.4				198.3

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

	Three Months Ended		Nine Months Ended
	As Restated	As Restated	As Restated	As Restated
(Amounts in Millions, Except Per Share Amounts)	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Net Income (Loss), As Reported	$0.7	$(56.7)	$(21.1)	$(76.8)
Add: Stock-Based Employee Compensation Expense Included in Reported Net Income (Loss), Net of Related Tax Effects	1.3	0.4	3.7	1.0

(Deduct) Add: Total Stock-Based Employee Compensation (Expense) Income Determined Under Fair Value Based Method for All Awards, Net of Related Tax Effects	(1.3)	(0.5)	(8.1)	0.1

Adjusted Net Income (Loss)	$0.7	$(56.8)	$(25.5)	$(75.7)

Income (Loss) Per Basic Share-As Reported	$—	$(0.35)	$(0.11)	$(0.58)
Income (Loss) Per Basic Share-As Adjusted	$—	$(0.35)	$(0.13)	$(0.58)

Income (Loss) Per Diluted Share-As Reported	$—	$(0.35)	$(0.11)	$(0.58)
Income (Loss) Per Diluted Share-As Adjusted	$—	$(0.35)	$(0.13)	$(0.58)

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

NOTE 11 - RESTATEMENT

Previously issued financial statements for the nine months ended September 30, 2004, three months ended March 31, 2005 and financial statements for the years ended December 31, 2004, 2003 and 2002 have been restated to reflect adjustments to deferred taxes. Historically, the Company accounted for its deferred tax liability related to goodwill as a reversing taxable temporary difference.  Following the adoption of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets on January 1, 2002, the deferred tax liability related to the Company’s goodwill must be considered as a liability related to an asset with an indefinite life. Therefore, the deferred tax liability does not amortize and is not available as a source of taxable income to support the realization of deferred tax assets created by other deductible temporary timing differences.  Without the deferred tax liability related to the Company’s goodwill, the Company does not believe it is more likely than not it will realize its deferred tax assets and therefore, the Company was required to record an additional tax expense to increase its deferred tax asset valuation allowance. The restatement adjustments are non-cash and had no effect on operating cash flows nor on the Company’s compliance with its debt covenants.

	September 30, 2004
(Amounts in Millions)	As Previously Reported	As Restated
Three Months Ended:
Income Tax Expense	$(3.6)	$(8.4)
Net Income	$5.5	$0.7
Income Per Share	$0.03	—

Nine Months Ended:
Income Tax Expense	$(6.0)	$(20.4)
Net Loss	$(6.7)	$(21.1)
Loss Per Share	$(0.03)	$(0.11)

As of September 30, 2004:
Other Noncurrent Liabilities	$225.2	$290.2
Accumulated Deficit	$(604.7)	$(669.7)

	September 30, 2003
(Amounts in Millions)	As Previously Reported	As Restated
Three Months Ended:
Income Tax Expense	$(1.4)	$(5.3)
Net Loss	$(52.8)	$(56.7)
Loss Per Share	$(0.32)	$(0.35)

Nine Months Ended:
Income Tax Expense	$(4.8)	$(12.7)
Net Loss	$(68.9)	$(76.8)
Loss Per Share	$(0.52)	$(0.58)

	December 31, 2003
(Amounts in Millions)	As Previously Reported	As Restated
As of December 31, 2003:
Other Noncurrent Liabilities	$210.0	$260.6
Accumulated Deficit	$(598.0)	$(648.6)

The impact of the non-cash adjustments increased income tax expense and net loss by $12.8 million and $37.8 million for the full years 2003 and 2002, respectively.

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

The Restatement

This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q restates the condensed consolidated financial statements for the nine months ended September 30, 2004. The restatement reflects corrections related to deferred taxes. Historically, the Company accounted for its deferred tax liability related to goodwill as a reversing taxable temporary difference. Following the adoption of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, the deferred tax liability related to the Company’s goodwill must be considered as a liability related to an asset with an indefinite life. Therefore, the deferred tax liability does not amortize and is not available as a source of taxable income to support the realization of deferred tax assets created by other deductible temporary timing differences.  Without the deferred tax liability related to the Company’s goodwill, the Company does not believe it is more likely than not it will realize its deferred tax assets and therefore, the Company was required to record an additional tax expense to increase its deferred tax asset valuation allowance. The impact of the adjustments increased income tax expense and net loss by $14.4 million for the nine months ended September 30, 2004. The restatement adjustments are non-cash and had no effect on operating cash flows nor on the Company’s compliance with its debt covenants including the Company’s Credit Agreement EBITDA.

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

RESULTS OF OPERATIONS, AS RESTATED

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

Income Tax Expense

During the first nine months of 2004, the Company recognized an Income Tax Expense of $20.4 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $1.9 million. During the first nine months of 2003, the Company recognized an Income Tax Expense of $12.7 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $65.2 million. Income Tax Expense for the first nine months of 2004 and 2003 was due primarily to the amortization of goodwill for tax purposes and income earned in certain foreign countries where no valuation allowance is recorded. In addition, the Company has determined that certain tax reserves initially established via purchase accounting in 2003 are no longer needed, resulting in a reduction in the tax reserve and Goodwill of approximately $0.4 million.

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

	Nine Months Ended		Twelve Months Ended
(Amounts in Millions)	As Restated Sept. 30, 2004 Actual	As Restated Sept. 30, 2003 Pro Forma	As Restated Sept. 30, 2004 Pro Forma	As Restated Dec. 31, 2003 Pro Forma
Unaudited Combined Loss Attributable to Common Stockholders	$(21.1)	$(68.3)	$(40.0)	$(87.2)
Income Tax Expense	20.4	13.7	22.0	15.3
Interest Expense, Net	112.3	111.8	148.6	148.1
Depreciation and Amortization	173.0	159.4	228.5	214.9
Equity in Net Earnings of Affiliates	(1.2)	(1.1)	(1.4)	(1.3)
Other Non-Cash Charges (A)	26.9	17.1	41.6	31.8
Merger Related Expenses	4.9	11.2	6.8	13.1
Dividends from Equity Investments	1.1	0.7	1.1	0.7
Loss on Early Extinguishment of Debt	—	46.6	—	46.6
Credit Agreement EBITDA (B)	$316.3	$291.1	$407.2	$382.0

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2004, solely because of a material weakness in internal control over financial reporting described in the Company’s Item 9A in the amended 2004 Form 10-K/A where the Company did not maintain effective controls over the determination of the provision for income taxes and related deferred income tax accounts.

As described in Note 11 to the consolidated financial statements for the period ended September 30, 2004 included herein, the Company has restated such consolidated financial statements to correct errors relating to accounting for income taxes and related deferred tax liabilities. Based on management’s review, it has been determined that these errors were inadvertent and unintentional.

The Company is in the process of designing and implementing improvements in its disclosure controls and procedures and internal control over financial reporting to address the material weakness in accounting for income taxes. These improvements include, among other things, hiring a tax director, educating and training Company individuals involved in accounting and reporting for income taxes, and enhancing the documentation regarding conclusions reached in the implementation of generally accepted accounting principles.

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

3.2

Amended and Restated By-laws of Graphic Packaging Corporation. Filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q filed on November 4, 2004 (Commission File No. 001-13182), and incorporated herein by reference.

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

GRAPHIC PACKAGING CORPORATION
(Registrant)

/s/ STEPHEN A. HELLRUNG	Senior Vice President, General
Stephen A. Hellrung	Counsel and Secretary	August 9, 2005

/s/ JOHN T. BALDWIN	Senior Vice President and
John T. Baldwin	Chief Financial Officer (Principal Financial and Accounting Officer)	August 9, 2005