Form 10-K/A
period 2004-12-31
GRAPHIC PACKAGING CORP
filed 2005-08-09
CIK 886239

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Explanatory Note

        Graphic Packaging Corporation (the "Company") is filing this Amendment No. 2 on Form 10-K/A ("Amendment No. 2") to its Annual Report on Form 10-K for the year ended December 31, 2004, which was originally filed on March 29, 2005 (the "Original Filing") and was subsequently amended by the filing of Amendment No. 1 on Form 10-K/A on May 2, 2005 (Amendment No. 1) to include management's report on internal control over financial reporting and the report of its independent registered public accounting firm relating to the Company's assessment of internal control over financial reporting and the effectiveness of internal control over financial reporting, to restate the Company's previously issued consolidated financial statements to reflect corrections in accounting for deferred taxes.

        Amendment No. 2 also contains changes to Management's Report on Internal Control Over Financial Reporting, which now reflects a material weakness.

        The corrections in the accounting for deferred taxes are discussed in more detail in Note 25 to the accompanying restated consolidated financial statements beginning on page 68. These corrections include adjustments previously announced by the Company in its Current Report on Form 8-K filed on August 3, 2005. The following Items of the Original Filing and Amendment No. 1 are amended by this Amendment No. 2:

Item 6. Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 8. Financial Statements and Supplementary Data

Item 9A. Controls and Procedures

Item 15. Exhibits and Financial Statement Schedules

        Unaffected items have not been repeated in this Amendment No. 2.

        This Amendment No. 2 does not purport to provide a general update or discussion of developments with respect to the Company subsequent to the Original Filing; such disclosures are contained in subsequent filings with the U.S. Securities and Exchange Commission (the "SEC") and should be read in conjunction with this report.

TABLE OF CONTENTS OF FORM 10-K/A

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS		3
PART II.
ITEM 6.	SELECTED FINANCIAL DATA	3
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	5
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	22
ITEM 9A.	CONTROLS AND PROCEDURES	73
PART IV.
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	75
SIGNATURES

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

ITEM 6.    SELECTED FINANCIAL DATA

        The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this Form 10-K/A.

	Year Ended December 31,
	As Restated 2004	As Restated 2003	As Restated 2002	2001	2000
	(Amounts in Millions)
Statement of Operations Data:
Net Sales	$2,386.5	$1,683.3	$1,247.3	$1,201.6	$1,192.4
Income from Operations(a)	115.6	106.1	140.6	107.3	213.6
(Loss) Income before Cumulative Effect of a Change in Accounting Principle(a)(b)(e)	(60.9)	(95.7)	(49.0)	(65.1)	31.3
Net (Loss) Income(a)(b)(c)(e)	(60.9)	(95.7)	(49.0)	(65.6)	31.3
(Loss) Income Per Share:
Basic(e)	$(0.31)	$(0.65)	$(0.43)	$(0.57)	$0.27
Diluted(e)	(0.31)	(0.65)	(0.43)	(0.57)	0.27
Weighted average number of shares outstanding:
Basic	198.5	148.3	115.1	115.1	115.0
Diluted	198.5	148.3	115.1	115.1	116.9
Balance Sheet Data:
(as of period end)
Cash and Equivalents	$7.3	$17.5	$13.8	$7.4	$18.4
Total Assets	3,111.3	3,200.3	1,957.7	2,001.1	2,094.4
Total Debt	2,025.2	2,154.6	1,528.4	1,541.2	1,532.8
Total Shareholders' Equity(e)	386.9	438.4	87.8	196.7	277.0
Additional Data:
Depreciation & Amortization	$228.9	$160.4	$133.8	$137.1	$143.5

Additions to Property, Plant and Equipment(d)	137.8	136.6	56.0	57.3	62.1
Research, Development and Engineering Expense	9.6	7.4	5.2	5.1	4.6

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

(e)
The Company has restated its previously issued 2004, 2003 and 2002 financial statements to reflect the effect of the corrections in accounting for deferred taxes (see Note 25 in Notes to the Consolidated Financial Statements beginning on page 68).

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

The Restatement

        This Amendment No. 2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 restates the consolidated financial statements for the years ended December 31, 2004, 2003 and 2002. The restatement reflects corrections related to deferred taxes. Historically, the Company accounted for its deferred tax liability related to goodwill as a reversing taxable temporary difference. Following the adoption of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, the deferred tax liability related to the Company's goodwill must be considered as a liability related to an asset with an indefinite life. Therefore, the deferred tax liability does not amortize and is not available as a source of taxable income to support the realization of deferred tax assets created by other deductible temporary timing differences. Without the deferred tax liability related to the Company's goodwill, the Company does not believe it is more likely than not it will realize its deferred tax assets and therefore, the Company was required to record an additional tax expense to increase its deferred tax asset valuation allowance. The impact of the adjustments increased income tax expense and net loss by $19.1 million, $12.8 million and $37.8 million for the full years 2004, 2003, and 2002, respectively. The restatement adjustments are non-cash and had no effect on operating cash flows nor on the Company's compliance with its debt covenants including the Company's Credit Agreement EBITDA.

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

Income Tax Expense

        During 2004, the Company recognized an Income Tax Expense of $28.9 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $33.4 million. During 2003, the Company recognized an Income Tax Expense of $14.3 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $82.7 million. Income Tax Expense for 2004 resulted from the amortization of goodwill for tax purposes, income earned in foreign countries, a valuation allowance of $3.2 million accrued against deferred tax assets in the U.K. and tax contingencies. Income Tax Expense for 2003 resulted from the amortization of goodwill for tax purposes and income earned in foreign countries somewhat offset by the reduction of a valuation allowance related to the Company's Australian operations.

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

Income Tax Expense

        During 2003, the Company recognized an Income Tax Expense of $14.3 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $82.7 million. During 2002, the Company recognized an Income Tax Expense of $33.1 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $16.9 million. Income Tax Expense for 2003 resulted from the amortization of goodwill for tax purposes and income earned in foreign countries somewhat offset by the reduction of a valuation allowance related to the Company's Australian operations. Income Tax Expense for 2002 resulted from the amortization of goodwill for tax purposes and income earned in foreign countries somewhat offset by the reductions of valuation allowances related to the Company's U.K. and German operations.

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

	Twelve Months Ended
	As Restated Dec. 31, 2004	As Restated Dec. 31, 2003	As Restated Dec. 31, 2002
	Actual	Pro Forma	Pro Forma
	(Amounts in Millions)
Combined Loss Attributable to Common Stockholders	$(60.9)	$(87.2)	$(40.2)
Income Tax Expense	28.9	15.3	34.0
Interest Expense, Net	149.0	148.1	157.2
Depreciation and Amortization	228.9	214.9	220.9
Equity in Net Earnings of Affiliates	(1.4)	(1.3)	(1.0)
Loss on Early Extinguishment of Debt	—	46.6	27.3
Credit Agreement Adjustments(A)	50.6	45.6	11.4

Credit Agreement EBITDA(B)	$395.1	$382.0	$409.6

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GRAPHIC PACKAGING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions, Except Share Amounts)

	As Restated December 31, 2004	As Restated December 31, 2003
ASSETS
Current Assets:
Cash and Equivalents	$7.3	$17.5
Receivables, Net of Allowances	214.9	198.5
Inventories	301.2	306.9
Prepaid Expenses	14.9	15.1

Total Current Assets	538.3	538.0
Property, Plant and Equipment, at Cost
Land and Improvements	60.3	61.5
Buildings	226.4	222.2
Machinery and Equipment	2,441.0	2,347.6

	2,727.7	2,631.3
Less: Accumulated Depreciation	(1,078.7)	(908.4)

Property, Plant and Equipment, Net	1,649.0	1,722.9
Deferred Tax Assets	7.9	12.3
Investment in Net Assets of Equity Affiliates	7.3	6.5
Goodwill	643.4	624.3
Intangible Assets, Net of Accumulated Amortization of $65.1 and $38.0 at December 31, 2004 and 2003, respectively	166.6	192.3
Other Assets	98.8	104.0

Total Assets	$3,111.3	$3,200.3

LIABILITIES
Current Liabilities:
Short-Term Debt	$14.2	$38.4
Accounts Payable	200.0	176.6
Compensation and Employee Benefits	91.9	67.3
Income Taxes	7.0	4.0
Interest Payable	43.7	30.5
Other Accrued Liabilities	59.2	68.3

Total Current Liabilities	416.0	385.1
Long Term Debt, Less Current Portion	2,011.0	2,116.2
Deferred Tax Liabilities	83.1	64.0
Other Noncurrent Liabilities	214.3	196.6

Total Liabilities	2,724.4	2,761.9

Contingencies and Commitments (Note 12)
SHAREHOLDERS' EQUITY
Preferred Stock par value $.01 per Share; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock par value $.01 per Share;
Common Stock, 500,000,000 shares authorized; 198,586,108 and 198,378,110 shares issued and outstanding at Dec. 31, 2004 and Dec. 31, 2003	2.0	2.0
Capital in Excess of Par Value	1,169.2	1,168.5
Unearned Compensation	(0.4)	—
Accumulated Deficit	(709.5)	(648.6)
Minimum Pension Liability Adjustment	(65.2)	(60.2)
Accumulated Derivative Instruments Loss	(9.0)	(12.7)
Cumulative Currency Translation Adjustment	(0.2)	(10.6)

Total Shareholders' Equity	386.9	438.4

Total Liabilities and Shareholders' Equity	$3,111.3	$3,200.3

        The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)

	As Restated Year Ended December 31, 2004	As Restated Year Ended December 31, 2003	As Restated Year Ended December 31, 2002
Net Sales	$2,386.5	$1,683.3	$1,247.3
Cost of Sales	2,026.7	1,398.5	984.8
Selling, General and Administrative	202.3	153.1	117.3
Research, Development and Engineering	9.6	7.4	5.2
Other Expense (Income), Net	32.3	18.2	(0.6)

Income from Operations	115.6	106.1	140.6
Loss on Early Extinguishment of Debt	—	(45.3)	(11.5)
Interest Income	0.6	1.0	1.4
Interest Expense	(149.6)	(144.5)	(147.4)

Loss before Income Taxes and Equity in Net Earnings of Affiliates	(33.4)	(82.7)	(16.9)
Income Tax Expense	(28.9)	(14.3)	(33.1)

Loss before Equity in Net Earnings of Affiliates	(62.3)	(97.0)	(50.0)
Equity in Net Earnings of Affiliates	1.4	1.3	1.0

Net Loss	$(60.9)	$(95.7)	$(49.0)

Loss Per Share — Basic	$(0.31)	$(0.65)	$(0.43)
Loss Per Share — Diluted	$(0.31)	$(0.65)	$(0.43)
Weighted Average Number of Shares Outstanding — Basic	198.5	148.3	115.1
Weighted Average Number of Shares Outstanding — Diluted	198.5	148.3	115.1

        The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in Millions)

	As Restated Year Ended December 31, 2004	As Restated Year Ended December 31, 2003	As Restated Year Ended December 31, 2002
Net Loss	$(60.9)	$(95.7)	$(49.0)
Other Comprehensive (Loss) Income:
Derivative Instruments Income (Loss), Net of Tax of $0	3.7	(6.6)	(1.5)
Minimum Pension Liability Adjustment, Net of Tax of $0	(5.0)	11.1	(71.3)
Foreign Currency Translation Adjustments, Net of Tax of $0	10.4	20.1	13.0

Comprehensive Loss	$(51.8)	$(71.1)	$(108.8)

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)

	As Restated Year Ended December 31, 2004	As Restated Year Ended December 31, 2003	As Restated Year Ended December 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(60.9)	$(95.7)	$(49.0)
Noncash Items Included in Net Loss:
Depreciation and Amortization	228.9	160.4	133.8
Loss on Early Extinguishment of Debt	—	16.7	3.0
Deferred Income Taxes	21.9	10.0	27.1
Pension, Postemployment and Postretirement Benefits Expense, Net of Contributions	24.8	18.6	8.4
Equity in Net Earnings of Affiliates, Net of Dividends	(0.4)	(0.8)	(0.4)
Amortization of Deferred Debt Issuance Costs	8.7	7.6	6.9
Loss on Retirement of Assets	10.8	8.4	1.5
Other, Net	(3.0)	7.8	—
Changes in Operating Assets & Liabilities:
Receivables	(9.5)	26.5	(9.6)
Inventories	5.6	(14.6)	(10.3)
Prepaid Expenses	4.3	1.4	(7.1)
Accounts Payable	18.2	30.3	(11.9)
Compensation and Employee Benefits	3.2	5.6	(1.9)
Income Taxes	(0.3)	(2.0)	(1.5)
Other Accrued Liabilities	1.5	(22.4)	(0.6)
Other Noncurrent Liabilities	10.0	(1.0)	(0.9)

Net Cash Provided by Operating Activities	263.8	156.8	87.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property, Plant and Equipment	(137.8)	(136.6)	(56.0)
Acquisition Fees	—	(93.9)	—
Cash Acquired in Merger	—	6.1	—
Proceeds from Sales of Assets, Net of Selling Costs	11.8	—	—
Change in Other Assets	(15.5)	3.5	(2.7)

Net Cash Used in Investing Activities	(141.5)	(220.9)	(58.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under Revolving Credit Facilities	516.7	474.8	279.9
Payments on Revolving Credit Facilities	(541.0)	(456.6)	(288.3)
Proceeds from Issuance of Debt	—	2,125.0	250.0
Increase in Debt Issuance Costs	(0.9)	(57.4)	(3.8)
Premium Paid on Early Extinguishment of Debt	—	(28.6)	(8.5)
Payment on Debt	(108.2)	(1,989.1)	(252.5)
Issuance of Common Stock	0.4	0.2	—
Repurchases of Redeemable Common Stock	—	(1.0)	(0.4)

Net Cash (Used in) Provided by Financing Activities	(133.0)	67.3	(23.6)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	0.5	0.5	1.2

Net (Decrease) Increase in Cash and Equivalents	(10.2)	3.7	6.4
Cash and Equivalents at Beginning of Period	17.5	13.8	7.4

CASH AND EQUIVALENTS AT END OF PERIOD	$7.3	$17.5	$13.8

        The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Amounts in Millions, Except Share Amounts)

			Class A Non-Redeemable Common Stock		Class B Non-Redeemable Common Stock
	Common Stock									Minimum Pension Liability Adjustment	Cumulative Currency Translation Adjustment	Accumulated Derivative Instruments Loss
							Capital in Excess of Par Value	Unearned Compensation	Accumulated Deficit				Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2001	—	$—	7,000,000	$0.1	500,000	$—	$748.8	—	$(503.9)	$—	$(43.7)	$(4.6)	196.7
Net Loss	—	—	—	—	—	—	—	—	(49.0)	—	—	—	(49.0)
Accumulated Derivative Instruments Loss	—	—	—	—	—	—	—	—	—	—	—	(1.5)	(1.5)
Minimum Pension Liability Adjustment	—	—	—	—	—	—	—	—	—	(71.3)	—	—	(71.3)
Currency Translation Adjustment	—	—	—	—	—	—	—	—	—	—	13.0	—	13.0
Repurchases of Redeemable Common Stock	—	—	—	—	—	—	(0.1)	—	—	—	—	—	(0.1)

Balances at December 31, 2002, As Restated	—	—	7,000,000	0.1	500,000	—	748.7	—	(552.9)	(71.3)	(30.7)	(6.1)	87.8
Net Loss	—	—	—	—	—	—	—		(95.7)	—	—	—	(95.7)
15.21-to-One Stock Split			99,470,000	1.0	7,105,000	0.1	(1.1)		—	—	—	—	—
Non-Redeemable Class A and Class B Common Stock Exchange	114,075,000	1.2	(106,470,000)	(1.1)	(7,605,000)	(0.1)		—	—	—	—	—	—
Redeemable Class A Common Stock Exchange	748,027	0.0	—	—	—	—	5.9	—	—	—	—	—	5.9
Common Stock issued in Merger	83,441,490	0.8	—	—	—	—	414.7	—	—	—	—	—	415.5
Accumulated Derivative Instruments Loss	—	—	—	—	—	—	—	—	—	—	—	(6.6)	(6.6)
Minimum Pension Liability Adjustment	—	—	—	—	—	—	—	—	—	11.1	—	—	11.1
Currency Translation Adjustment	—	—	—	—	—	—	—	—	—	—	20.1	—	20.1
Issuance of Common Stock	100,000	—	—	—	—	—	0.2	—	—	—	—	—	0.2
Net Issuance of Restricted Stock	13,593	—	—	—	—	—	0.1	—	—	—	—	—	0.1

Balances at December 31, 2003, As Restated	198,378,110	2.0	—	—	—	—	1,168.5	—	(648.6)	(60.2)	(10.6)	(12.7)	438.4
Net Loss	—	—	—	—	—	—	—	—	(60.9)	—	—	—	(60.9)
Accumulated Derivative Instruments Loss	—	—	—	—	—	—	—	—	—	—	—	3.7	3.7
Minimum Pension Liability Adjustment	—	—	—	—	—	—	—	—	—	(5.0)	—	—	(5.0)
Currency Translation Adjustment	—	—	—	—	—	—	—	—	—	—	10.4	—	10.4
Issuance of Common Stock	149,828	—	—	—	—	—	0.7	—	—	—	—	—	0.7
Net Issuance of Restricted Stock	58,170	—	—	—	—	—	—	(0.4)	—	—	—	—	(0.4)

Balances at December 31, 2004, As Restated	198,586,108	$2.0	—	$—	—	$—	$1,169.2	$(0.4)	$(709.5)	$(65.2)	$(0.2)	$(9.0)	$386.9

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

Combined Company
Unaudited Condensed Pro Forma Combined Statement of Operations
For the Year Ended December 31, 2003
(Amounts in Millions, Except Per Share Amounts)

	Company	Graphic	Pro Forma Adjustments		Condensed Pro Forma Combined
	As Restated				As Restated
Net Sales	$1,683.3	$650.8	$(38.0)	A	$2,296.1
Cost of Sales	1,398.5	581.7	(45.0)	A	1,933.9
			(1.3)	B
Selling, General and Administrative, Research, Development and Engineering	178.7	44.0	18.0	B	240.7

Income from Operations	106.1	25.1	(9.7)		121.5
Interest Expense, Net	(143.5)	(23.0)	18.4	C	(148.1)
Loss on Early Extinguishment of Debt	(45.3)	(1.3)	—		(46.6)

(Loss) Income before Income Taxes and Equity in Net Earnings of Affiliates	(82.7)	0.8	8.7		(73.2)
Income Tax Expense	(14.3)	(1.0)	—		(15.3)

Loss before Equity in Net Earnings of Affiliates	(97.0)	(0.2)	8.7		(88.5)
Equity in Net Earnings of Affiliates	1.3	—	—		1.3

Net Loss	(95.7)	(0.2)	8.7		(87.2)
Preferred Stock Dividends Declared	—	6.1	(6.1)	D	—

Net Loss Attributable to Common Stockholders	$(95.7)	$(6.3)	$14.8		$(87.2)

Loss Per Share—Basic	$(0.65)				$(0.44)
Loss Per Share—Diluted	$(0.65)				$(0.44)
Weighted Average Number of Shares Outstanding:
Basic	148.3				198.3
Diluted	148.3				198.3

Combined Company
Unaudited Condensed Pro Forma Combined Statement of Operations
For the Year Ended December 31, 2002
(Amounts in Millions, Except Per Share Amounts)

	Company	Graphic	Pro Forma Adjustments		Condensed Pro Forma Combined
	As Restated				As Restated
Net Sales	$1,247.3	$1,057.8	$(52.8)	A	$2,252.3
Cost of Sales	984.8	930.6	(52.8)	A	1,860.4
			(2.2)	B
Selling, General and Administrative, Research, Development and Engineering	121.9	64.6	28.1	B	214.6

Income from Operations	140.6	62.6	(25.9)		177.3
Interest Expense, Net	(146.0)	(44.6)	33.4	C	(157.2)
Loss on Early Extinguishment of Debt	(11.5)	(15.8)	—		(27.3)

(Loss) Income before Income Taxes, Equity in Net Earnings of Affiliates and Cumulative Effect of a Change in Accounting Principle	(16.9)	2.2	7.5		(7.2)
Income Tax Expense	(33.1)	(0.9)	—		(34.0)

(Loss) Income before Equity in Net Earnings of Affiliates and Cumulative Effect of a Change in Accounting Principle	(50.0)	1.3	7.5		(41.2)
Equity in Net Earnings of Affiliates	1.0	—	—		1.0

(Loss) Income before Cumulative Effect of a Change in Accounting Principle	(49.0)	1.3	7.5		(40.2)
Preferred Stock Dividends Declared	—	10.0	(10.0)	D	—

Loss Attributable to Common Stockholders before Cumulative Effect of a Change in Accounting Principle	$(49.0)	$(8.7)	$17.5		$(40.2)

Loss Per Share before Cumulative Effect of a Change in Accounting Principle—Basic	$(0.43)				$(0.20)
Loss Per Share before Cumulative Effect of a Change in Accounting Principle—Diluted	$(0.43)				$(0.20)
Weighted Average Number of Shares Outstanding:
Basic	115.1				198.5
Diluted	115.1				198.5

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

	As Restated Year Ended Dec. 31, 2004	As Restated Year Ended Dec. 31, 2003	As Restated Year Ended Dec. 31, 2002
	(Amounts in Millions, Except Per Share Amounts)
Net Loss, As Reported	$(60.9)	$(95.7)	$(49.0)
Add: Stock-Based Employee Compensation Expense Included in Reported Net Loss, Net of Related Tax Effects	3.4	2.3	1.9
Deduct: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method for All Awards, Net of Related Tax Effects	(8.8)	(0.3)	(0.7)

Adjusted Net Loss	$(66.3)	$(93.7)	$(47.8)

Loss Per Basic Share-As Reported	$(0.31)	$(0.65)	$(0.43)
Loss Per Basic Share-As Adjusted	$(0.33)	$(0.63)	$(0.42)
Loss Per Diluted Share-As Reported	$(0.31)	$(0.65)	$(0.43)
Loss Per Diluted Share-As Adjusted	$(0.33)	$(0.63)	$(0.42)

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

NOTE 16—INCOME TAXES

        As further discussed in Note 25, the 2004, 2003 and 2002 financial statements have been restated to correct an error regarding deferred income taxes.

        The U.S. and international components of Loss before Income Taxes and Equity in Net Earnings of Affiliates consisted of the following:

	Year Ended Dec. 31, 2004	Year Ended Dec. 31, 2003	Year Ended Dec. 31, 2002
	(Amounts in Millions)
U.S.	$(35.4)	$(93.2)	$(33.4)
International	2.0	10.5	16.5

Loss before Income Taxes and Equity in Net Earnings of Affiliates	$(33.4)	$(82.7)	$(16.9)

        The provisions for Income Tax Expense on Loss before Income Taxes and Equity in Net Earnings of Affiliates consisted of the following:

	As Restated Year Ended Dec. 31, 2004	As Restated Year Ended Dec. 31. 2003	As Restated Year Ended Dec. 31, 2002
	(Amounts in Millions)
Current
U.S. Federal	$—	$—	$0.7
U.S. State and Local	(0.5)	—	0.8
International	(4.8)	(2.5)	(2.0)

Total Current	(5.3)	(2.5)	(0.5)
Deferred
U.S.	(19.1)	(12.8)	(37.8)
International	(4.5)	1.0	5.2

Income Tax Expense	$(28.9)	$(14.3)	$(33.1)

        A reconciliation of Income Tax Expense on Loss before Cumulative Effect of a Change in Accounting Principle including Equity in Net Earnings of Affiliates at the federal statutory rate of 35% compared with the Company's actual Income Tax Expense is as follows:

	As Restated Year Ended Dec. 31, 2004	As Restated Year Ended Dec. 31, 2003	As Restated Year Ended Dec. 31, 2002
	(Amounts in Millions)
Benefit income tax at U.S. statutory rate	$11.7	$28.9	$1.9
U.S. federal taxes benefit—AMT	—	—	0.7
U.S. state and local tax (expense) benefit	1.2	3.3	0.8
Limitation on use of net operating losses	(16.6)	(38.4)	(9.6)
International tax rate differences	0.1	0.4	2.0
Valuation allowance adjustment	(22.3)	(8.9)	(28.5)
Foreign witholding tax	(0.4)	(0.4)	(0.4)
Tax contingencies	(2.5)	—	—
Other	(0.1)	0.8	—

Income Tax Expense	$(28.9)	$(14.3)	$(33.1)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, were as follows:

	As Restated 2004	As Restated 2003	As Restated 2002
	(Amounts in Millions)
Property, plant and equipment	$(370.3)	$(419.0)	$(308.9)
Goodwill	(69.7)	(50.6)	(37.8)

Deferred tax liabilities	$(440.0)	$(469.6)	$(346.7)

Net operating loss carryforwards	$516.8	$576.6	$522.6
Other	69.7	101.5	42.0

Deferred tax assets	586.5	678.1	564.6

Valuation allowance	(221.7)	(260.2)	(257.9)

Net deferred tax liability	$(75.2)	$(51.7)	$(40.0)

        The Company's deferred tax assets and deferred tax liabilities recorded in the Company's Consolidated Balance Sheet as of December 31, consisted of the following:

	As Restated 2004	As Restated 2003
	(Amounts in Millions)
Jurisdictions with ST deferred tax assets	$—	$—
Jurisdictions with LT deferred tax assets	7.9	12.3
Jurisdictions with deferred tax liabilities	(83.1)	(64.0)

	$(75.2)	$(51.7)

        The Company has reviewed the net deferred tax assets as of both December 31, 2004 and 2003, respectively, and determined that it is more likely than not that some or all of the net deferred tax assets will not be realized. The need for a valuation allowance is made on a country-by-country basis and the amount of the valuation allowance has decreased as of December 31, 2004, over 2003 primarily due to operating activities in various countries in 2004 and changes in deferred tax balances. As of December 31, 2004 the Company has concluded that due to difficulty maintaining profitability and forecasted future losses, realization is less than more likely than not on the deferred tax assets related to the Company's U.K. operations and as a result, a valuation allowance of $3.2 million for these operations was accrued in 2004. The valuation allowance of $221.7 million and $260.2 million at December 31, 2004 and 2003, respectively, is maintained on the remaining net deferred tax assets for which the Company has not determined that realization is more likely than not.

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

NOTE 24—QUARTERLY FINANCIAL INFORMATION, AS RESTATED (UNAUDITED)

        Results of operations for the four quarters of 2004, 2003 and 2002 are shown below.

(Quarter)	Net Sales	Gross Profit	Income From Operations	As Restated Net (Loss) Income(B)	As Restated Net (Loss) Income per Basic Share(B)	As Restated Net (Loss) Income per Diluted Share(B)
	(Amounts in Millions, Except Per Share Amounts)
2004
First	$575.9	$89.0	$26.7	$(17.2)	$(0.09)	$(0.09)
Second	606.3	98.1	36.7	(4.6)	(0.02)	(0.02)
Third	617.2	104.2	47.0	0.7	—	—
Fourth	587.1	68.5	5.2	(39.8)	(0.20)	(0.20)

Year	$2,386.5	$359.8	$115.6	$(60.9)	$(0.31)	$(0.31)

2003
First	$298.0	$58.1	$24.9	$(11.8)	$(0.10)	$(0.10)
Second	338.6	62.3	29.2	(8.4)	(0.07)	(0.07)
Third(A)	478.1	81.4	33.1	(56.6)	(0.35)	(0.35)
Fourth	568.6	83.0	18.9	(18.9)	(0.10)	(0.10)

Year	$1,683.3	$284.8	$106.1	$(95.7)	$(0.65)	$(0.65)

2002
First	$291.2	$57.3	$30.9	$(39.5)	$(0.34)	$(0.34)
Second	334.4	74.6	40.2	(11.7)	(0.10)	(0.10)
Third	326.1	72.3	41.1	2.7	0.02	0.02
Fourth	295.6	58.3	28.4	(0.5)	—	—

Year	$1,247.3	$262.5	$140.6	$(49.0)	$(0.43)	$(0.43)

Notes:

(A)
During the third quarter of 2003 and in connection with the Merger, the Company recorded a non-cash charge to earnings of approximately $16.7 million related to the write-off of remaining debt issuance costs and a charge of approximately $28.6 million related to the call premium paid (see Note 17—Loss on Early Extinguishment of Debt).

(B)
The quarterly financial information for 2004, 2003 and 2002 is, by means of this filing, being restated to report the effect of the corrections in accounting for deferred taxes (see Note 25—Restatement).

	Net (Loss) Income	Net (Loss) Income Per Basic Share	Net (Loss) Income Per Diluted Share
	(Amounts in Millions, Except Per Share Amounts)
First Quarter 2004 As Originally Reported	$(12.4)	$(0.06)	$(0.06)
First Quarter 2004 Deferred Tax Adjustment	(4.8)	(0.03)	(0.03)

First Quarter 2004 As Restated	$(17.2)	$(0.09)	$(0.09)

Second Quarter 2004 As Originally Reported	$0.2	$—	$—
Second Quarter 2004 Deferred Tax Adjustment	(4.8)	(0.02)	(0.02)

Second Quarter 2004 As Restated	$(4.6)	$(0.02)	$(0.02)

Third Quarter 2004 As Originally Reported	$5.5	$0.03	$0.03
Third Quarter 2004 Deferred Tax Adjustment	(4.8)	(0.03)	(0.03)

Third Quarter 2004 As Restated	$0.7	$—	$—

Fourth Quarter 2004 As Originally Reported	$(35.1)	$(0.18)	$(0.18)
Fourth Quarter 2004 Deferred Tax Adjustment	(4.7)	(0.02)	(0.02)

Fourth Quarter 2004 As Restated	$(39.8)	$(0.20)	$(0.20)

First Quarter 2003 As Originally Reported	$(9.8)	$(0.09)	$(0.09)
First Quarter 2003 Deferred Tax Adjustment	(2.0)	(0.01)	(0.01)

First Quarter 2003 As Restated	$(11.8)	$(0.10)	$(0.10)

Second Quarter 2003 As Originally Reported	$(6.4)	$(0.06)	$(0.06)
Second Quarter 2003 Deferred Tax Adjustment	(2.0)	(0.01)	(0.01)

Second Quarter 2003 As Restated	$(8.4)	$(0.07)	$(0.07)

Third Quarter 2003 As Originally Reported	$(52.7)	$(0.32)	$(0.32)
Third Quarter 2003 Deferred Tax Adjustment	(3.9)	(0.03)	(0.03)

Third Quarter 2003 As Restated	$(56.6)	$(0.35)	$(0.35)

Fourth Quarter 2003 As Originally Reported	$(14.0)	$(0.07)	$(0.07)
Fourth Quarter 2003 Deferred Tax Adjustment	(4.9)	(0.03)	(0.03)

Fourth Quarter 2003 As Restated	$(18.9)	$(0.10)	$(0.10)

First Quarter 2002 As Originally Reported	$(7.7)	$(0.07)	$(0.07)
First Quarter 2002 Deferred Tax Adjustment	(31.8)	(0.27)	(0.27)

First Quarter 2002 As Restated	$(39.5)	$(0.34)	$(0.34)

Second Quarter 2002 As Originally Reported	$(9.7)	$(0.08)	$(0.08)
Second Quarter 2002 Deferred Tax Adjustment	(2.0)	(0.02)	(0.02)

Second Quarter 2002 As Restated	$(11.7)	$(0.10)	$(0.10)

Third Quarter 2002 As Originally Reported	$4.7	$0.04	$0.04
Third Quarter 2002 Deferred Tax Adjustment	(2.0)	(0.02)	(0.02)

Third Quarter 2002 As Restated	$2.7	$0.02	$0.02

Fourth Quarter 2002 As Originally Reported	$1.5	$0.01	$0.01
Fourth Quarter 2002 Deferred Tax Adjustment	(2.0)	(0.01)	(0.01)

Fourth Quarter 2002 As Restated	$(0.5)	$—	$—

NOTE 25—RESTATEMENT

        Previously issued financial statements for the years ended December 31, 2004, 2003, 2002 and applicable interim quarters have been restated to reflect adjustments to deferred taxes. Historically, the Company accounted for its deferred tax liability related to goodwill as a reversing taxable temporary difference. Following the adoption of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, the deferred tax liability related to the Company's goodwill must be considered as a liability related to an asset with an indefinite life. Therefore, the deferred tax liability does not amortize and is not available as a source of taxable income to support the realization of deferred tax assets created by other deductible temporary timing differences. Without the deferred tax liability related to the Company's goodwill, the Company does not believe it is more likely than not it will realize its deferred tax assets and therefore, the Company was required to record an additional tax expense to increase its deferred tax asset valuation allowance.

        The restatement adjustments are non-cash and had no effect on operating cash flows nor on the Company's compliance with its debt covenants.

        A summary of the significant effects of this restatement is as follows:

	2004
	As Previously Reported	As Restated
	(in million of dollars)
Income Tax Expense	$(9.8)	$(28.9)
Net Loss	$(41.8)	$(60.9)
Loss Per Share	$(0.21)	$(0.31)
December 31, 2004:
Deferred Tax Liability	$13.4	$83.1
Accumulated Deficit	$(639.8)	$(709.5)
Other (A)	$129.4	$69.7
Valuation Allowance (A)	$(281.4)	$(221.7)
	2003
	As Previously Reported	As Restated
	(in millions of dollars)
Income Tax Expense	$(1.5)	$(14.3)
Net Loss	$(82.9)	$(95.7)
Loss Per Share	$(0.56)	$(0.65)
December 31, 2003:
Deferred Tax Liability	$13.4	$64.0
Accumulated Deficit	$(598.0)	$(648.6)
Other (A)	$180.3	$101.5
Valuation Allowance (A)	$(339.0)	$(260.2)
	2002
	As Previously Reported	As Restated
	(in millions of dollars)
Income Tax Benefit (Expense)	$4.7	$(33.1)
Net Loss	$(11.2)	$(49.0)
Loss Per Share	$(0.10)	$(0.43)
December 31, 2002:
Deferred Tax Liability	$13.5	$51.3
Accumulated Deficit	$(515.1)	$(552.9)

(A)
The Company reclassified amounts indicated as Other and Valuation Allowance of $129.4 million for both 2004 and 2003 (see Note 16—Income Taxes).

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Graphic Packaging Corporation:

        We have completed an integrated audit of Graphic Packaging Corporation's 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Graphic Packaging Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As described in Note 25 to the consolidated financial statements, the Company has restated its 2004, 2003, and 2002 consolidated financial statements.

Internal control over financial reporting

        Also, we have audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that Graphic Packaging Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of a material weakness over accounting for income taxes and related deferred tax assets and liabilities, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment. As of December 31, 2004, the Company did not maintain effective controls over the determination of the provision for income taxes and related deferred income tax accounts. Specifically, the Company did not maintain effective controls as to the completeness and accuracy of the income tax provision and related deferred income tax accounts with respect to differences between the income tax basis and the financial reporting basis of its assets and liabilities. This deficiency resulted in the restatement of the interim and annual consolidated financial statements for 2004, 2003 and 2002, the restatement of the first quarter of 2005 as well as audit adjustments to the second quarter 2005 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the income tax provision or related deferred income tax accounts resulting in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management of the Company has concluded that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

        Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004. In connection with the restatement of the Company's consolidated financial statements discussed in Note 25 to the consolidated financial statements, management has determined that the material weakness described above existed as of December 31, 2004. Accordingly, Management's Report on Internal Control Over Financial Reporting has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

        In our opinion, management's assessment that Graphic Packaging Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Graphic Packaging Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Atlanta, Georgia
March 29, 2005 with respect to our opinion relating to the consolidated financial statements and financial statement schedule, except for the restatement described in Note 25 to the consolidated financial statements, as to which the date is August 9, 2005, and May 2, 2005 with respect to our opinion relating to internal control over financial reporting, except for the matter described in the third and fourth paragraphs of Management's Report on Internal Control Over Financial Reporting as to which the date is August 9, 2005

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        The Company's management has established disclosure controls and procedures to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the board of directors.

        Based on management's evaluation as of the end of the period covered by this Annual Report on Form 10-K/A, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Act of 1934, as amended) were not effective, because of the material weakness described below.

Management's Report on Internal Control Over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only with proper authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        The Company's management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 based on criteria for effective control over financial reporting described in Internal Control—Integrated Framework issued by the COSO.

        A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the Company did not maintain effective controls over the determination of the provision for income taxes and related deferred income tax accounts. Specifically, the Company did not maintain effective controls as to the completeness and accuracy of the income tax provision and related deferred income tax accounts with respect to differences between the income tax basis and the financial reporting basis of its assets and liabilities. This deficiency resulted in the restatement of the annual and interim consolidated financial statements for 2004, 2003 and 2002, the restatement of the first quarter of 2005 as well as audit adjustments to the second quarter 2005 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the income tax provision or related deferred income tax accounts resulting in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

        In the Company's 2004 Annual Report on Form 10-K/A filed on May 2, 2005, management previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004. In connection with the restatement described above, management has determined that the material weakness described above existed as of December 31, 2004. Because of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the COSO. Accordingly, management has restated this report on internal control over financial reporting.

        Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

        Management has advised the Audit Committee of the Company's board of directors of the material weakness in the Company's internal control over financial reporting described above. Further, management has concluded that the errors were inadvertent and unintentional. The Company is in the process of designing and implementing improvements in its internal control over financial reporting to address the material weakness in accounting for income taxes. These improvements include, among other things, hiring a tax director, educating and training Company individuals involved in accounting and reporting for income taxes, and enhancing the documentation around conclusions reached in the implementation of generally accepted accounting principles.

        There have been no changes in internal control over financial reporting during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

  3.
  Exhibits to Annual Report on Form 10-K for Year Ended December 31, 2004.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of March 25, 2003, among Registrant, Riverwood Acquisition Sub LLC and Graphic Packaging International Corporation. Filed as Exhibit 2.1 to Registrant's Current Report on Form 8- K filed on March 27, 2003 (Commission File No. 001-11113), and incorporated herein by reference.
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of July 11, 2003, among Registrant, Riverwood Acquisition Sub LLC and Graphic Packaging International Corporation. Filed as Exhibit 2.2 to Registrant's Amendment No. 3 to Registration Statement on Form S-4 filed on July 17, 2003 (Registration No. 333-104928), and incorporated herein by reference.
3.1	Restated Certificate of Incorporation of Graphic Packaging Corporation. Filed as Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
3.2	Amended and Restated Bylaws of Graphic Packaging Corporation. Filed as Exhibit 3.2 to Registrant's Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
3.3	Graphic Packaging Corporation Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock. Filed as Exhibit 3.3 to Registrant's Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
4.1	Form of Certificate for the Common Stock, par value $0.01 per share. Filed as Exhibit 4.1 to Registrant's Amendment No. 2 to Registration Statement on Form S-4 filed on June 13, 2003 (Registration No. 333-104928), and incorporated herein by reference.

4.2	Rights Agreement, dated August 7, 2003, between Registrant and Wells Fargo Bank Minnesota, N.A. Filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001- 13182), and incorporated herein by reference.
4.3	Credit Agreement, dated as of August 8, 2003, among Graphic Packaging International, Inc., the several lenders from time to time parties thereto, JPMorgan Chase Bank, as administrative agent, Deutsche Bank Securities Inc., as syndication agent, and Goldman Sachs Credit Partners L.P. and Morgan Stanley Senior Funding, Inc., as documentation agents. Filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
4.4	Guarantee and Collateral Agreement, dated as of August 8, 2003, made by Registrant, Riverwood Acquisition Sub LLC, GPI Holding, Inc., Graphic Packaging International, Inc., and certain of its subsidiaries in favor of JPMorgan Chase Bank as administrative agent. Filed as Exhibit 4.3 to Registrant's Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
4.5	Indenture, dated August 8, 2003, among Graphic Packaging International, Inc., as issuer, Registrant and GPI Holding, Inc., as Note Guarantors, and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 8.50% Senior Notes due 2011 of Graphic Packaging International, Inc. Filed as Exhibit 4.4 to Registrant's Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
4.6	Indenture, dated August 8, 2003, among Graphic Packaging International, Inc., as issuer, Registrant and GPI Holding, Inc., as Note Guarantors, and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 9.50% Senior Subordinated Notes due 2013 of Graphic Packaging International, Inc. Filed as Exhibit 4.5 to Registrant's Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
4.7	Form of 8.50% Senior Notes due 2011 of Graphic Packaging International, Inc. (included in Exhibit 4.5). Filed as Exhibit 4.7 to Registrant's Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
4.8	Form of 9.50% Senior Subordinated Notes due 2013 of Graphic Packaging International, Inc. (included in Exhibit 4.6). Filed as Exhibit 4.8 to Registrant's Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10.1	Amended and Restated Registration Rights Agreement, dated as of March 25, 2003, among Registrant, the Family Stockholders named therein, Clayton Dubilier & Rice Fund V Limited Partnership, EXOR Group S.A., and the Other Riverwood Stockholders named therein. Filed as Exhibit 10.1 to Registrant's Registration Statement on Form S-4 filed on May 2, 2003 (Registration No. 333-104928), and incorporated herein by reference.
10.2	Stockholders Agreement, dated as of March 25, 2003, by and among Registrant, the Family Stockholders named therein, Clayton Dubilier & Rice Fund V Limited Partnership and EXOR Group S.A. Filed as Exhibit 10.2 to Registrant's Registration Statement on Form S-4 filed on May 2, 2003 (Registration No. 333-104928), and incorporated herein by reference.

10.3	Amendment No. 1 to Stockholders Agreement, dated as of April 29, 2003, by and among Registrant, the Family Stockholders named therein, Clayton Dubilier & Rice Fund V Limited Partnership and EXOR Group S.A. Filed as Exhibit 10.3 to Registrant's Registration Statement on Form S-4 filed on May 2, 2003 (Registration No. 333- 104928), and incorporated herein by reference.
10.4	Amendment No. 2 to Stockholders Agreement, dated as of June 12, 2003, by and among Registrant, the Family Stockholders named therein, Clayton Dubilier & Rice Fund V Limited Partnership and EXOR Group S.A. Filed as Exhibit 10.4 to Registrant's Amendment No. 1 to Registration Statement on Form S-4 filed on June 13, 2003 (Registration No. 333-104928), and incorporated herein by reference.
10.5	Transfer Restrictions and Observation Rights Agreement, dated as of March 25, 2003, among Registrant and the Other Riverwood Stockholders named therein. Filed as Exhibit 10.4 to Registrant's Registration Statement on Form S-4 filed on May 2, 2003 (Registration No. 333-104928), and incorporated herein by reference.
10.6	Third Amended and Restated Graphic Packaging International Corporation Executive Employment Agreement, dated as of March 25, 2003, among Graphic Packaging International Corporation the Affiliated Companies named therein, and Jeffrey H. Coors. Filed as Exhibit 10.24 to Registrant's Registration Statement on Form S-4 filed on May 2, 2003 (Registration No. 333-104928), and incorporated herein by reference.
10.7	Third Amended and Restated Graphic Packaging International Corporation Executive Employment Agreement, dated as of March 25, 2003, among Graphic Packaging International Corporation, the Affiliated Companies named therein, and David W. Scheible. Filed as Exhibit 10.25 to Riverwood Holding Inc.'s Registration Statement on Form S-4 filed on May 2, 2003 (Registration No. 333-104928), and incorporated herein by reference.
10.8	First Amended and Restated Employment Agreement, dated as of August 8, 2003, among Riverwood International Corporation, Registrant and Daniel J. Blount. Filed as Exhibit 10.8 to Registrant's Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10.9	Third Amended and Restated Graphic Packaging International Corporation Executive Employment Agreement, dated as of March 25, 2003, among Graphic Packaging International Corporation, the Affiliated Companies named therein, and Donald W. Sturdivant. Filed as Exhibit 10.31 to Registrant's Amendment No. 1 to Registration Statement on Form S-4 filed on June 13, 2003 (Registration No. 333-104928), and incorporated herein by reference.
10.10	Employment Agreement, dated as of August 8, 2003, among Riverwood International Corporation, Registrant and Michael R. Schmal. Filed as Exhibit 10.10 to Registrant's Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10.11	Amendment No. 1 to Riverwood Holding, Inc. Stock Incentive Plan, Riverwood Holding, Inc. Supplemental Long-Term Incentive Plan and Riverwood Holding, Inc. 2002 Stock Incentive Plan. Filed as Exhibit 10.11 to Registrant's Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10.12	Form of Restricted Unit Agreement, dated as of August 8, 2003, entered into by and between Registrant and each of Jeffrey H. Coors, David W. Scheible, and Donald W. Sturdivant. Filed as Exhibit 10.12 to Registrant's Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.

10.13	Form of Management Stock Option Agreement entered into by and between Registrant and each of Wayne E. Juby, Steven D. Saucier, Michael R. Schmal, Daniel J. Blount, John T. Baldwin and Stephen A. Hellrung. Filed as Exhibit 10.13 to Registrant's Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10.14	Form of Restricted Unit Agreement entered into by and between Registrant and each of Wayne E. Juby, Steven D. Saucier, Michael R. Schmal, Daniel J. Blount, John T. Baldwin and Stephen A. Hellrung. Filed as Exhibit 10.14 to Registrant's Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10.15	Form of Option Cancellation Acknowledgement of Wayne E. Juby, Steven D. Saucier and Michael R. Schmal. Filed as Exhibit 10.15 to Registrant's Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10.16	Form of Amendment to Employment Agreement, dated as of August 7, 2003, entered into by and between Riverwood International Corporation, Registrant and each of Wayne E. Juby and Steven D. Saucier. Filed as Exhibit 10.16 to Registrant's Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10.17	Management Stock Option Agreement, dated as of August 8, 2003 entered into by and between Registrant and Stephen M. Humphrey. Filed as Exhibit 10.17 to Registrant's Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10.18	Restricted Unit Agreement, dated as of August 8, 2003, entered into by and between Registrant and Stephen M. Humphrey. Filed as Exhibit 10.18 to Registrant's Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10.19	Employment Agreement, dated as of September 8, 2003, among Registrant, Graphic Packaging International, Inc. and John T Baldwin. Filed as Exhibit 10.19 to Registrant's Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10.20	Form of Officers' Salary Continuation Agreement, as amended. Filed as Exhibit 10.10 to Graphic Packaging International Corporation's Annual Report on Form 10-K filed on March 20, 1995 (Commission File No. 0- 20704), and incorporated herein by reference.
10.21	Employment Agreement, dated as of October 6, 2003, entered into by and between Registrant, Graphic Packaging International, Inc. and Stephen A. Hellrung. Filed as Exhibit 10.21 to Registrant's Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10.22	Graphic Packaging Equity Incentive Plan, as amended. Filed as Exhibit 10.9 to Graphic Packaging International Corporation's Annual Report on Form 10-K filed on March 23, 2001 (Commission File No. 001-14060), and incorporated herein by reference.
10.23	Graphic Packaging Equity Compensation Plan for Non-Employee Directors, as amended and restated. Filed as Exhibit 10.10 to Graphic Packaging International Corporation's Annual Report on Form 10-K filed on March 23, 2001 (Commission File No. 001-14060), and incorporated herein by reference.

10.24	ACX Technologies, Inc. Phantom Equity Plan. Filed as Exhibit 10.11 to Graphic Packaging International Corporation's Current Report on Form 8-K filed on November 19, 1992 (Commission File No. 0-20704), and incorporated herein by reference.
10.25	Graphic Packaging Excess Benefit Plan, as restated. Filed as Exhibit 10.12 to Graphic Packaging International Corporation's Annual Report on Form 10-K filed on March 23, 2001 (Commission File No. 001-14060), and incorporated herein by reference.
10.26	Graphic Packaging Supplemental Retirement Plan, as restated. Filed as Exhibit 10.13 to Graphic Packaging International Corporation's Annual Report on Form 10-K filed on March 23, 2001 (Commission File No. 001- 14060), and incorporated herein by reference.
10.27	ACX Technologies, Inc. Deferred Compensation Plan, as amended. Filed as Exhibit 10.15 to Graphic Packaging International Corporation's Annual Report on Form 10-K filed on March 7, 1996 (Commission File No. 0-20704), and incorporated herein by reference.
10.28	First Amendment to the Graphic Packaging Deferred Compensation Plan. Filed as Exhibit 10.16 to Graphic Packaging International Corporation's Annual Report on Form 10-K filed on March 23, 2001 (Commission File No. 001-14060), and incorporated herein by reference.
10.29	Graphic Packaging Executive Incentive Plan, as amended and restated. Filed as Exhibit 10.17 to Graphic Packaging International Corporation's Quarterly Report on Form 10-Q filed on October 31, 2002 (Commission File No. 001-14060), and incorporated herein by reference.
10.30	Form of Indemnification Agreement, dated as of September 10, 2003, entered into by and between Registrant, GPI Holding, Inc., Graphic Packaging International, Inc. and each of Jeffrey H. Coors, Stephen M. Humphrey, Kevin J. Conway, G. Andrea Botta, John D. Beckett, Harold R. Logan, Jr., John R. Miller, Robert W. Tieken, Martin D. Walker, B. Charles Ames (as emeritus director), and William K. Coors (as emeritus director). Filed as Exhibit 10.30 to Registrant's Annual Report on Form 10-K filed on March 16, 2004, and incorporated herein by reference.
10.31	Indemnification Agreement, dated as of September 10, 2003, entered into by and between Registrant, GPI Holding, Inc., Graphic Packaging International, Inc. and Lawrence C. Tucker. Filed as Exhibit 10.31 to Registrant's Annual Report on Form 10-K filed on March 16, 2004, and incorporated herein by reference.
10.32	2004 Stock and Incentive Compensation Plan of Graphic Packaging Corporation. Filed as Appendix B to the Company's definitive proxy statement filed on April 5, 2004, and incorporated herein by reference.
14.1	Code of Business Conduct and Ethics. Filed as Exhibit 14.1 to Registrant's Annual Report on Form 10-K filed on March 16, 2004, and incorporated herein by reference.
21.1	List of Subsidiaries. Filed as Exhibit 21.1 to Registrant's Annual Report on Form 10-K filed on March 29, 2005, and incorporated herein by reference.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification required by Rule 13a-14(a).
31.2	Certification required by Rule 13a-14(a).
32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHIC PACKAGING CORPORATION (Registrant)

/s/ STEPHEN M. HUMPHREY Stephen M. Humphrey	President and Chief Executive Officer and Director (Principal Executive Officer)	August 9, 2005
/s/ JOHN T. BALDWIN John T. Baldwin	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 9, 2005

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

Signatures	Title	Date

/s/ JEFFREY H. COORS*** Jeffrey H. Coors	Executive Chairman and Director	August 9, 2005
/s/ KEVIN J. CONWAY*** Kevin J. Conway	Director	August 9, 2005
/s/ G. ANDREA BOTTA*** G. Andrea Botta	Director	August 9, 2005
/s/ JOHN. D. BECKETT*** John D. Beckett	Director	August 9, 2005
/s/ HAROLD R. LOGAN, JR.*** Harold R. Logan, Jr.	Director	August 9, 2005

/s/ JOHN R. MILLER*** John. R. Miller	Director	August 9, 2005
William R. Fields	Director	August 9, 2005
/s/ ROBERT W. TIEKEN*** Robert W. Tieken	Director	August 9, 2005
***By:	John T. Baldwin Attorney-in-Fact

GRAPHIC PACKAGING CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Amounts In Millions)

(Classification)	Balance Beginning of Period	Increase Due to Merger	(Credits) Charges to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2004
Allowances Reducing the Assets in the Balance Sheet:
Doubtful accounts receivable	$4.4	$—	$(1.1)	$(1.5)	$1.8
Deferred tax assets (As Restated)	260.2	—	22.3	(60.8)	221.7

Total	$264.6	$—	$21.2	$(62.3)	$223.5

Year ended December 31, 2003:
Allowances Reducing the Assets in the Balance Sheet:
Doubtful accounts receivable	$1.9	$2.4	$0.8	$(0.7)	$4.4
Deferred tax assets (As Restated)	257.9	—	18.9	(16.6)	260.2

Total	$259.8	$2.4	$19.7	$(17.3)	$264.6

Year ended December 31, 2002:
Allowances Reducing the Assets in the Balance Sheet:
Doubtful accounts receivable	$3.3	$—	$2.2	$(3.6)	$1.9
Deferred tax assets (As Restated)	219.7	—	38.2	—	257.9

Total	$223.0	$—	$40.4	$(3.6)	$259.8

QuickLinks

  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 8. Financial Statements and Supplementary Data
  Item 9A. Controls and Procedures
  Item 15. Exhibits and Financial Statement Schedules
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
  Item 9A. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES