Form 10-Q/A
period 2005-03-31
GRAPHIC PACKAGING CORP
filed 2005-08-09
CIK 886239

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

Explanatory Note

Graphic Packaging Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the period ended March 31, 2005 (“Amendment No. 1”) to restate the previously issued financial statements for the period ended March 31, 2005 to reflect corrections in accounting for deferred taxes. The restatement is discussed in more detail in Note 10 to the accompanying restated financial statements beginning on page 13 and was previously announced by the Company in its Current Report on Form 8-K filed on August 3, 2005. This Amendment No. 1 does not purport to provide a general update or discussion of developments with respect to the Company subsequent to May 9, 2005, the date that the Company originally filed its Form 10-Q for the period ended March 31, 2005. Such disclosures are contained in subsequent filings with the U.S. Securities and Exchange Commission and should be read in conjunction with this report.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GRAPHIC PACKAGING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Millions, Except Share Amounts)

(Unaudited)

	As Restated	As Restated
	March 31,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and Equivalents	$8.3	$7.3
Receivables, Less Allowance for Doubtful Accounts of $1.4 and $1.8 at March 31, 2005 and December 31, 2004, respectively	239.7	214.9
Inventories	307.6	301.2
Prepaid Expenses	24.7	14.9

Total Current Assets	580.3	538.3
Property, Plant and Equipment, Net of Accumulated Depreciation of $1,119.6 and $1,078.7 at March 31, 2005 and December 31, 2004, respectively	1,632.6	1,649.0
Goodwill	643.4	643.4
Intangible Assets, Net of Accumulated Amortization of $68.3 and $65.1 at March 31, 2005 and December 31, 2004, respectively	163.8	166.6
Other Assets	112.6	114.0

Total Assets	$3,132.7	$3,111.3

LIABILITIES
Current Liabilities:
Short-Term Debt	$13.7	$14.2
Accounts Payable and Other Accrued Liabilities	355.9	401.8
Total Current Liabilities	369.6	416.0

Long Term Debt, Less Current Portion	2,085.2	2,011.0
Other Noncurrent Liabilities	308.7	297.4
Total Liabilities	2,763.5	2,724.4

SHAREHOLDERS’ EQUITY
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $0.01 per share; 500,000,000 shares authorized; 198,602,294 and 198,586,108 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	2.0	2.0
Capital in Excess of Par Value	1,169.4	1,169.2
Unearned Compensation	(0.4)	(0.4)
Accumulated Deficit	(739.1)	(709.5)
Minimum Pension Liability Adjustment	(65.2)	(65.2)
Accumulated Derivative Instruments Gain (Loss)	7.4	(9.0)
Cumulative Currency Translation Adjustment	(4.9)	(0.2)
Total Shareholders’ Equity	369.2	386.9
Total Liabilities and Shareholders’ Equity	$3,132.7	$3,111.3

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	As Restated	As Restated
	March 31,	March 31,
	2005	2004
Net Sales	$583.0	$575.9
Cost of Sales	515.8	486.9
Selling, General and Administrative	47.7	48.2
Research, Development and Engineering	2.3	2.4
Other Expense, Net	4.9	11.7
Income from Operations	12.3	26.7
Interest Income	0.1	0.1
Interest Expense	(37.2)	(38.0)
Loss before Income Taxes and Equity in Net Earnings of Affiliates	(24.8)	(11.2)
Income Tax Expense	(4.9)	(6.3)
Equity in Net Earnings of Affiliates	0.1	0.3
Net Loss	$(29.6)	$(17.2)

Loss Per Share - Basic	$(0.15)	$(0.09)
Loss Per Share - Diluted	$(0.15)	$(0.09)

Weighted Average Number of Shares Outstanding - Basic	198.6	198.4
Weighted Average Number of Shares Outstanding - Diluted	198.6	198.4

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in Millions)

(Unaudited)

	Three Months Ended
	As Restated	As Restated
	March 31,	March 31,
	2005	2004
Net Loss	$(29.6)	$(17.2)
Other Comprehensive Income (Loss):
Derivative Instruments Gain (Loss), Net of Tax of $0	16.4	(1.1)
Currency Translation Adjustments, Net of Tax of $0	(4.7)	(1.1)
Comprehensive Loss	$(17.9)	$(19.4)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Millions)

(Unaudited)

	Three Months Ended
	As Restated	As Restated
	March 31,	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(29.6)	$(17.2)
Noncash Items Included in Net Loss:
Depreciation and Amortization	52.4	57.5
Deferred Income Taxes	4.8	4.8
Pension, Postemployment and Postretirement Benefits Expense, Net of Contributions	7.0	6.5
Equity in Net Earnings of Affiliates, Net of Dividends	0.9	0.7
Amortization of Deferred Debt Issuance Costs	2.0	2.1
Loss on Retirement of Assets	0.7	3.0
Other, Net	1.6	0.1
Changes in Operating Assets & Liabilities:
Receivables	(27.3)	(35.0)
Inventories	(9.8)	(3.7)
Prepaid Expenses	—	1.6
Accounts Payable and Other Accrued Liabilities	(41.2)	(42.5)
Other Noncurrent Liabilities	2.9	0.1
Net Cash Used in Operating Activities	(35.6)	(22.0)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property, Plant and Equipment	(33.3)	(45.0)
Change in Other Assets	(4.4)	(3.9)
Net Cash Used in Investing Activities	(37.7)	(48.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under Revolving Credit Facilities	161.7	176.8
Payments on Revolving Credit Facilities	(88.1)	(112.8)
Payments on Debt	(0.4)	(0.3)
Other	1.3	—
Issuance of Common Stock	—	0.2
Net Cash Provided by Financing Activities	74.5	63.9
Effect of Exchange Rate Changes on Cash	(0.2)	—
Net Increase (Decrease) in Cash and Equivalents	1.0	(7.0)
Cash and Equivalents at Beginning of Period	7.3	17.5
Cash and Equivalents at End of Period	$8.3	$10.5

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

In the Company’s opinion, the accompanying financial statements contain all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The Company has condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as amended.  In addition, the preparation of the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

The Company has reclassified the presentation of certain prior period information to conform to the current presentation format.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a summary of the Company’s significant accounting policies, please refer to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

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

	Three Months Ended
	As Restated	As Restated
	March 31,	March 31,
(Amounts in Millions, Except Per Share Amounts)	2005	2004
Net Loss, As Reported	$(29.6)	$(17.2)

Add: Stock-Based Employee Compensation Expense Included in Reported Net Loss, Net of Related Tax Effects	1.4	0.2

Deduct: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method for All Awards, Net of Related Tax Effects	(0.8)	(2.4)
Adjusted Net Loss	$(29.0)	$(19.4)

Loss Per Basic Share-As Reported	$(0.15)	$(0.09)
Loss Per Basic Share-As Adjusted	$(0.15)	$(0.10)

Loss Per Diluted Share-As Reported	$(0.15)	$(0.09)
Loss Per Diluted Share-As Adjusted	$(0.15)	$(0.10)

NOTE 3— INVENTORIES

The major classes of inventories were as follows:

	March 31,	December 31,
(Amounts in Millions)	2005	2004
Finished goods	$170.3	$166.9
Work-in progress	19.5	14.9
Raw materials	73.1	76.2
Supplies	44.7	43.2
Total	$307.6	$301.2

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

NOTE 10 - RESTATEMENT

Previously issued financial statements for the three months ended March 31, 2005 and financial statements for the years ended December 31, 2004, 2003 and 2002 have been restated to reflect adjustments to deferred taxes.  Historically, the Company accounted for its deferred tax liability related to goodwill as a reversing taxable temporary difference. Following the adoption of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, the deferred tax liability related to the Company’s goodwill must be considered as a liability related to an asset with an indefinite life.  Therefore, the deferred tax liability does not amortize and is not available as a source of taxable income to support the realization of deferred tax assets created by other deductible temporary timing differences. Without the deferred tax liability related to the Company’s goodwill, the Company does not believe it is more likely than not it will realize its deferred tax assets and therefore, the Company was required to record an additional tax expense to increase its deferred tax asset valuation allowance. The restatement adjustments are non-cash and had no effect on operating cash flows nor on the Company’s compliance with its debt covenants.

A summary of the significant effects of this restatement is as follows:

	March 31, 2005
(Amounts in Millions)	As Previously Reported	As Restated

Income Tax Expense	—	$(4.9)
Net Loss	$(24.7)	$(29.6)
Loss Per Share	$(0.12)	$(0.15)

As of March 31, 2005:
Other Noncurrent Liabilities	$234.1	$308.7
Accumulated Deficit	$(664.5)	$(739.1)

	December 31, 2004
(Amounts in Millions)	As Previously Reported	As Restated
As of December 31, 2004:
Other Noncurrent Liabilities	$227.7	$297.4
Accumulated Deficit	$(639.8)	$(709.5)

	March 31, 2004
(Amounts in Millions)	As Previously Reported	As Restated
Income Tax Expense	$(1.5)	$(6.3)
Net Loss	$(12.4)	$(17.2)
Loss Per Share	$(0.06)	$(0.09)

The impact of the non-cash adjustments increased income tax expense and net loss by $19.1 million, $12.8 million and $37.8 million for the full years 2004, 2003, and 2002, respectively.

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

The Restatement

This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q restates the condensed consolidated financial statements for the three months ended March 31, 2005. The restatement reflects corrections related to deferred taxes. Historically, the Company accounted for its deferred tax liability related to goodwill as a reversing taxable temporary difference. Following the adoption of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, the deferred tax liability related to the Company’s goodwill must be considered as a liability related to an asset with an indefinite life. Therefore, the deferred tax liability does not amortize and is not available as a source of taxable income to support the realization of deferred tax assets created by other deductible temporary timing differences. Without the deferred tax liability related to the Company's goodwill, the Company does not believe it is more likely than not it will realize its deferred tax assets and therefore, the Company was required to record an additional tax expense to increase its deferred tax assets valuation allowance. The impact of the adjustments increased income tax expense and net loss by $4.9 million for the three months ended March 31, 2005.  The restatement adjustments are non-cash and had no effect on operating cash flows nor on the Company’s compliance with its debt covenants including the Company's Credit Agreement EBITDA.

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

The Company’s most critical accounting policies which require significant judgment or involve complex estimations that are important to the portrayal of the Company’s financial conditions and operating results are described in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004, as amended.

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

RESULTS OF OPERATIONS, AS RESTATED

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

Gross Profit

The Company’s Gross Profit in the first quarter of 2005 decreased by $21.8 million, or 24.5%, to $67.2 million from $89.0 million in the first quarter of 2004. The Company’s gross profit margin decreased to 11.5% in the first quarter of 2005 from 15.5% in the first quarter of 2004. The decrease in gross profit margin was due primarily to inflationary pressures primarily on fiber, outside board purchases and corrugated shipping containers, labor and related benefits, chemical based inputs, freight, and energy; the negative $2.3 million income statement impact due to the lost production, repair and startup at both the Company’s West Monroe, Louisiana and Macon, Georgia mills as a result of unexpected sub-freezing temperatures during December 2004; and lower pricing in the North American carton markets as a result of increased market competitiveness. The decrease in gross profit margin was somewhat offset by worldwide cost reductions resulting from the Company’s cost reduction initiatives and improved pricing in the containerboard medium and linerboard markets.

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

Income Tax Expense

During the first three months of 2005, the Company recognized an Income Tax Expense of $4.9 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $24.8 million. During the first three months of 2004, the Company recognized an Income Tax Expense of $6.3 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $11.2 million. Income Tax Expense for the first three months of 2005 and 2004 was primarily due to the amortization of goodwill for tax purposes, income earned in certain foreign countries, and tax withholding in foreign jurisdictions.

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

	Three Months Ended		Twelve Months Ended
	As Restated	As Restated	As Restated	As Restated
(Amounts in Millions)	Mar. 31, 2005	Mar. 31, 2004	Mar. 31, 2005	Dec. 31, 2004
Net Loss	$(29.6)	$(17.2)	$(73.3)	$(60.9)
Income Tax Expense	4.9	6.3	27.5	28.9
Interest Expense, Net	37.1	37.9	148.2	149.0
Depreciation and Amortization	52.4	57.5	223.8	228.9
Equity in Net Earnings of Affiliates	(0.1)	(0.3)	(1.2)	(1.4)
Credit Agreement Adjustments (A)	10.4	11.4	49.6	50.6
Credit Agreement EBITDA (B)	$75.1	$95.6	$374.6	$395.1

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II, Item 7A, “Quantitative and Qualitative Disclosure about Market Risk”, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as amended. There have been no significant developments with respect to derivatives or exposure to market risk during the first three months of 2005; see Note 6 in Notes to Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations “-Liquidity and Capital Resources”.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended.  Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2005, solely because of a material weakness in internal control over financial reporting with respect to accounting for deferred taxes as described below.

As described in Note 10 to the consolidated financial statements for the period ended March 31, 2005 included herein, the Company has restated such consolidated financial statements to correct errors relating to accounting for income taxes and related deferred tax liabilities.  Based on management’s review, it has been determined that these errors were inadvertent and unintentional.

Changes in Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the Company did not maintain effective controls over the determination of the provision for income taxes and related deferred income tax accounts. Specifically, the Company did not maintain effective controls as to the completeness and accuracy of the income tax provision and the related deferred income tax accounts with respect to differences between the income tax basis and the financial reporting basis of its assets and liabilities.  This deficiency resulted in the restatement of the interim and annual consolidated financial statements for 2004, 2003 and 2002, the restatement of the first quarter of 2005 as well as audit adjustments to the second quarter 2005 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the income tax provision or related deferred income tax accounts resulting in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.  Accordingly, management has determined that this control deficiency constitutes a material weakness.  Because this material weakness has not yet been remediated, the Company concluded that it did not maintain effective internal control over financial reporting as of March 31, 2005, based on criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

GRAPHIC PACKAGING CORPORATION
(Registrant)

/s/ STEPHEN A. HELLRUNG	Senior Vice President, General
Stephen A. Hellrung	Counsel and Secretary	August 9, 2005

/s/ JOHN T. BALDWIN	Senior Vice President and
John T. Baldwin	Chief Financial Officer (Principal	August 9, 2005
Financial and Accounting Officer)