Form 10-Q
period 2005-06-30
GRAPHIC PACKAGING CORP
filed 2005-08-09
CIK 886239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes ☒  No ☐

As of August 5, 2005, there were 198,658,004 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Explanatory Note

On August 9, 2005, Graphic Packaging Corporation (the “Company”) filed Amendment No. 2 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2004 and Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the three months ended March 31, 2005 with the Securities and Exchange Commission. These amendments restate the Company’s previously issued financial statements for the full years ended December 31, 2004, 2003 and 2002, and the quarterly period ended March 31, 2005 to reflect corrections in accounting for deferred taxes. The aforementioned restatements are discussed in more detail in Note 11 to the accompanying financial statements beginning on page 16 as well as in Note 25 to the audited financial statements for the year ended December 31, 2004 included in Amendment No. 2 on Form 10-K/A and in Note 10 to the financial statements for the three months ended March 31, 2005 included in Amendment No.1 on Form 10-Q/A.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRAPHIC PACKAGING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Millions, Except Share Amounts)

(Unaudited)

		As Restated
	June 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and Equivalents	$7.1	$7.3
Receivables, Less Allowance for Doubtful Accounts of $1.5 and $1.8 at June 30, 2005 and December 31, 2004, respectively	252.0	214.9
Inventories	294.8	301.2
Prepaid Expenses	17.0	14.9
Total Current Assets	570.9	538.3
Property, Plant and Equipment, Net of Accumulated Depreciation of $1,158.9 and $1,078.7 at June 30, 2005 and December 31, 2004, respectively	1,600.4	1,649.0
Goodwill	643.4	643.4
Intangible Assets, Net of Accumulated Amortization of $71.2 and $65.1 at June 30, 2005 and December 31, 2004, respectively	161.6	166.6
Other Assets	110.3	114.0

Total Assets	$3,086.6	$3,111.3

LIABILITIES
Current Liabilities:
Short-Term Debt	$18.5	$14.2
Accounts Payable and Other Accrued Liabilities	375.0	401.8
Total Current Liabilities	393.5	416.0

Long Term Debt, Less Current Portion	2,040.6	2,011.0
Other Noncurrent Liabilities	315.1	297.4
Total Liabilities	2,749.2	2,724.4

SHAREHOLDERS’ EQUITY
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $0.01 per share; 500,000,000 shares authorized; 198,669,146 and 198,586,108 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	2.0	2.0
Capital in Excess of Par Value	1,169.6	1,169.2
Unearned Compensation	(0.3)	(0.4)
Accumulated Deficit	(758.7)	(709.5)
Minimum Pension Liability Adjustment	(65.2)	(65.2)
Accumulated Derivative Instruments Gain (Loss)	3.1	(9.0)
Cumulative Currency Translation Adjustment	(13.1)	(0.2)
Total Shareholders’ Equity	337.4	386.9
Total Liabilities and Shareholders’ Equity	$3,086.6	$3,111.3

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
		As Restated	As Restated	As Restated
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net Sales	$623.0	$606.3	$1,206.0	$1,182.2
Cost of Sales	537.2	508.2	1,053.0	995.1
Selling, General and Administrative	53.2	49.2	100.9	97.4
Research, Development and Engineering	3.2	2.4	5.5	4.8
Other Expense, Net	5.8	9.8	10.7	21.5
Income from Operations	23.6	36.7	35.9	63.4
Interest Income	0.1	0.1	0.2	0.2
Interest Expense	(39.0)	(36.1)	(76.2)	(74.1)
(Loss) Income before Income Taxes and Equity in Net Earnings of Affiliates	(15.3)	0.7	(40.1)	(10.5)
Income Tax Expense	(4.8)	(5.7)	(9.7)	(12.0)
Equity in Net Earnings of Affiliates	0.5	0.4	0.6	0.7
Net Loss	$(19.6)	$(4.6)	$(49.2)	$(21.8)

Loss Per Share - Basic	$(0.10)	$(0.02)	$(0.25)	$(0.11)
Loss Per Share - Diluted	$(0.10)	$(0.02)	$(0.25)	$(0.11)

Weighted Average Number of Shares Outstanding - Basic	198.6	198.5	198.6	198.4
Weighted Average Number of Shares Outstanding - Diluted	198.6	198.5	198.6	198.4

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Amounts in Millions)

(Unaudited)

	Three Months Ended		Six Months Ended
		As Restated	As Restated	As Restated
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net Loss	$(19.6)	$(4.6)	$(49.2)	$(21.8)
Other Comprehensive (Loss) Income:
Minimum Pension Liability Adjustment, Net of Tax of $0	—	1.1	—	1.1
Derivative Instruments (Loss) Gain, Net of Tax of $0	(4.3)	6.9	12.1	5.8
Currency Translation Adjustments, Net of Tax of $0	(8.2)	(2.7)	(12.9)	(3.8)
Comprehensive (Loss) Income	$(32.1)	$0.7	$(50.0)	$(18.7)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Millions)

(Unaudited)

	Six Months Ended
	As Restated	As Restated
	June 30, 2005	June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(49.2)	$(21.8)
Noncash Items Included in Net Loss:
Depreciation and Amortization	106.6	114.2
Deferred Income Taxes	9.1	8.6
Pension, Postemployment and Postretirement Benefits Expense, Net of Contributions	12.2	12.7
Equity in Net Earnings of Affiliates, Net of Dividends	0.5	0.4
Amortization of Deferred Debt Issuance Costs	4.0	4.4
Loss on Retirement of Assets	2.6	4.9
Other, Net	1.7	(1.8)
Changes in Operating Assets & Liabilities:
Receivables	(42.9)	(27.8)
Inventories	(0.7)	1.6
Prepaid Expenses	(0.2)	0.6
Accounts Payable and Other Accrued Liabilities	(18.0)	(26.0)
Other Noncurrent Liabilities	3.1	(1.0)

Net Cash Provided by Operating Activities	28.8	69.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property, Plant and Equipment	(54.8)	(75.3)
Proceeds from Sale of Assets, Net of Selling Costs	1.1	9.6
Change in Other Assets	(10.6)	(6.8)

Net Cash Used in Investing Activities	(64.3)	(72.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under Revolving Credit Facilities	263.8	302.1
Payments on Revolving Credit Facilities	(228.5)	(301.2)
Payments on Debt	(0.7)	(9.8)
Other	1.0	0.1
Net Cash Provided by (Used in) Financing Activities	35.6	(8.8)
Effect of Exchange Rate Changes on Cash	(0.3)	0.1
Net Decrease in Cash and Equivalents	(0.2)	(12.2)
Cash and Equivalents at Beginning of Period	7.3	17.5
Cash and Equivalents at End of Period	$7.1	$5.3

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

	Three Months Ended		Six Months Ended
		As Restated	As Restated	As Restated
(Amounts in Millions, Except Per Share Amounts)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net Loss, As Reported	$(19.6)	$(4.6)	$(49.2)	$(21.8)

Add: Stock-Based Employee Compensation Expense Included in Reported Net Loss, Net of Related Tax Effects	1.1	1.0	2.5	2.4

Deduct: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method for All Awards, Net of Related Tax Effects	(0.8)	(3.2)	(1.6)	(6.8)

Adjusted Net Loss	$(19.3)	$(6.8)	$(48.3)	$(26.2)

Loss Per Basic Share-As Reported	$(0.10)	$(0.02)	$(0.25)	$(0.11)
Loss Per Basic Share-As Adjusted	$(0.10)	$(0.03)	$(0.24)	$(0.13)

Loss Per Diluted Share-As Reported	$(0.10)	$(0.02)	$(0.25)	$(0.11)
Loss Per Diluted Share-As Adjusted	$(0.10)	$(0.03)	$(0.24)	$(0.13)

NOTE 3— INVENTORIES

The major classes of inventories were as follows:

(Amounts in Millions)	June 30, 2005	December 31, 2004
Finished goods	$156.5	$166.9
Work in progress	21.5	14.9
Raw materials	71.5	76.2
Supplies	45.3	43.2
Total	$294.8	$301.2

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

Business segment information is as follows:

	Three Months Ended		Six Months Ended
(Amounts in Millions)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
NET SALES:
Paperboard Packaging	$600.3	$583.9	$1,159.3	$1,141.2
Containerboard/Other	22.7	22.4	46.7	41.0
Total	$623.0	$606.3	$1,206.0	$1,182.2

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$43.7	$65.4	$72.6	$118.3
Containerboard/Other	(4.0)	(7.0)	(8.2)	(15.5)
Corporate	(16.1)	(21.7)	(28.5)	(39.4)
Total	$23.6	$36.7	$35.9	$63.4

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

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks caused by interest rate changes on its variable rate Term Loan facility. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense related to the debt. At June 30, 2005, the Company had interest rate swap agreements with a notional amount of $880 million, which expire on various dates from 2005 to 2008 and under which the Company will pay fixed rates of 2.31% to 4.53% and receive three-month LIBOR.

During the six months ended June 30, 2005, there was no ineffective portion related to changes in the fair value of the interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.

During the six months ended June 30, 2004, there was $1.9 million determined to be the ineffective portion related to changes in the fair value of the interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to certain commodity purchases, the Company entered into natural gas swap contracts to hedge prices for a significant portion of its natural gas requirements through December 2005. Such contracts are designated as cash flow hedges and are accounted for by deferring the quarterly change in fair value of the outstanding contracts in Accumulated Derivative Instruments Gain (Loss). On the date a contract matures, the resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity purchased. The ineffective portion of the swap contracts change in fair value, if any, would be recognized in earnings. During the six months ended June 30, 2005, there was a minimal amount of ineffective portion related to changes in fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness. At June 30, 2004, no natural gas swap contracts existed.

Foreign Currency Risk

The Company enters into forward exchange contracts to manage risks associated with future variability in cash flows resulting from anticipated foreign currency transactions that may be adversely affected by changes in exchange rates. Gains/losses, if any, related to these contracts are recognized in income when the anticipated transaction affects income.

At June 30, 2005 and December 31, 2004, multiple forward exchange contracts existed that expire on various dates throughout 2005. Those purchased forward exchange contracts outstanding at June 30, 2005, when measured in U.S. dollars at June 30, 2005 exchange rates, had notional amounts totaling $67.6 million. Those purchased forward exchange contracts outstanding at December 31, 2004, when measured in U.S. dollars at December 31, 2004 exchange rates, had notional amounts totaling $154.8 million.

No amounts were reclassified to earnings during the first six months of 2005 or 2004 in connection with forecasted transactions that were no longer considered probable of occurring and there was no material ineffective portion related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all accounts receivable resulting from transactions denominated in foreign currencies in order to manage risks associated with foreign currency transactions adversely affected by changes in exchange rates. At June 30, 2005 and December 31, 2004, multiple foreign currency forward exchange contracts existed, with maturities ranging up to six months. Those forward currency exchange contracts outstanding at June 30, 2005, when aggregated and measured in U.S. dollars at June 30, 2005 exchange rates, had net notional amounts totaling $2.6 million. Those forward currency exchange contracts outstanding at December 31, 2004, when aggregated and measured in U.S. dollars at December 31, 2004 exchange rates, had net notional amounts totaling $12.8 million. Generally, unrealized gains and losses resulting from these contracts are recognized in operations and approximately offset corresponding unrealized gains and losses recognized on the hedged accounts receivable. These contracts are presently being and will continue to be marked to market through the income statement.

Accumulated Derivative Instruments Gain (Loss)

The following is a reconciliation of changes in the fair value of the interest rate swap agreements, foreign currency forward contracts and natural gas swap agreements which have been recorded as Accumulated Derivative Instruments Gain (Loss) in the accompanying Condensed Consolidated Balance Sheet at June 30, 2005 and at June 30, 2004, and as Derivative Instruments (Loss) Gain in the accompanying Condensed Consolidated Statements of Comprehensive (Loss) Income for the six months ended June 30, 2005 and 2004.

(Amounts in millions)	2005	2004
Balance at January 1	$(9.0)	$(12.7)
Reclassification to earnings	4.2	(6.2)
Current period change in fair value	7.9	12.0

Balance at June 30	$3.1	$(6.9)

The balance recorded in Accumulated Derivative Instruments Gain (Loss) at June 30, 2005 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings over the next 12 months may vary from this amount as a result of changes in market conditions.

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

The pension expense related to the U.S. plans consisted of the following:

	Three Months Ended		Six Months Ended
(Amounts in Millions)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Service Cost	$3.5	$3.7	$7.4	$6.9
Interest Cost	8.1	7.5	15.6	14.3
Expected Return on Plan Assets	(7.8)	(6.9)	(15.2)	(13.8)
Amortizations:
Prior Service Cost	0.4	0.4	1.1	0.9
Actuarial Loss	0.9	0.9	1.7	1.8

Net Periodic Pension Cost	$5.1	$5.6	$10.6	$10.1

The Company made contributions of $2.1 million and nil to its U.S. pension plans during the first six months of 2005 and 2004, respectively. The Company expects to make contributions of $17.6 million in 2005.

The Company sponsors postretirement health care plans that provide medical and life insurance coverage to eligible salaried and hourly retired U.S. employees and their dependents. No postretirement medical benefits are offered to salaried employees who began employment with the Company after December 31, 1993 or to Graphic employees hired after June 15, 1999.

The other postretirement benefits expense consisted of the following:

	Three Months Ended		Six Months Ended
(Amounts in Millions)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Service Cost	$0.3	$0.2	$0.5	$0.4
Interest Cost	0.7	0.7	1.5	1.5
Amortizations:
Prior Service Cost	—	—	—	(0.1)
Actuarial Loss	0.2	0.1	0.4	0.2

Net Periodic Postretirement Benefits Cost	$1.2	$1.0	$2.4	$2.0

In December 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act expands Medicare primarily by adding a prescription drug benefit for Medicare-eligible individuals beginning in 2006. The Act did not have a significant impact on the Company’s financial position and results of operations.

The Company made benefit payments of $1.3 million and $1.6 million during the first six months of 2005 and 2004, respectively. The Company estimates its postretirement benefit payments for 2005 to be $3.6 million.

Note 8 – RESTRUCTURING CHARGES

The Company adopted a plan in the first quarter of 2004 to restructure its operations by closing facilities, relocating equipment and severing employees in an effort to better position the Company to operate in the current business environment. Components of the restructuring charges for the six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended		Six Months Ended
(Amounts in Millions)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Restructuring Charges:
Equipment Removal Costs	$—	$0.1	$—	$1.4
Facility Restoration and Carrying Costs	—	(0.7)	—	0.7
Severance of Employees and Other Employee Termination-Related Charges	—	(0.3)	—	4.2

Total Restructuring Charges	$—	$(0.9)	$—	$6.3

The initial purchase price allocation associated with the Merger of $7.2 million recorded at March 31, 2004 was reduced by $0.9 million in the second quarter of 2004 primarily for facility restoration and carrying costs as a building was sold sooner than anticipated. Through June 30, 2005, the Company has made payments for severance and other employee termination-related charges in the amount of $1.3 million and for equipment removal and facilities restoration in the amount of $1.0 million, both of which reduced the initial reserve detailed above. The Company anticipates the majority of cash payments to be made under the restructuring plan will occur in the third quarter of 2005. The restructuring activities described herein are expected to be completed by the end of 2005 and affect only the paperboard packaging segment. As of June 30, 2005, the Company had $4.0 million accrued for restructuring, as follows:

	Balance at December 31, 2004	Adjustments (Statement of Operations Impact)		Purchase Price Allocation	Cash Payments		Balance at June 30, 2005

(Amounts in Millions)		Expense	Reversal			Reclassification
Equipment Removal Costs	$0.8	$—	$—	$—	$(0.3)	$—	$0.5
Facility Restoration and Carrying Costs	0.6	—	—	—	—	—	0.6
Severance of Employees and Other Employee Termination-Related Charges	3.1	—	—	—	(0.2)	—	2.9
Total	$4.5	$—	$—	$—	$(0.5)	$—	$4.0

As of December 31, 2004, the Company had $4.5 million accrued for restructuring, as follows:

	Balance at January 1, 2004	Adjustments (Statement of Operations Impact)		Purchase Price Allocation	Cash Payments	Balance at Dec. 31, 2004

(Amounts in Millions)		Expense	Reversal
Equipment Removal Costs	$—	$—	$—	$1.4	$(0.6)	$0.8
Facility Restoration and Carrying Costs	—	—	—	0.7	(0.1)	0.6
Severance of Employees and Other Employee Termination-Related Charges	—	—	—	4.2	(1.1)	3.1
Total	$—	$—	$—	$6.3	$(1.8)	$4.5

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment’’ (“SFAS No. 123R”) which is effective for new awards and awards modified or settled occurring in fiscal years beginning after December 15, 2004. SFAS No. 123R amends and clarifies the accounting for stock compensation plans under SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company previously reported that it will adopt SFAS No. 123R for the quarter ending September 30, 2005. On April 14, 2005, however, the Securities and Exchange Commission (“SEC”) deferred the required adoption date of SFAS No. 123R to the beginning of the first quarter of 2006, at which time the Company will adopt SFAS No. 123R. The Company does not believe that such adoption of SFAS No. 123R will have a significant impact on its financial position and results of operations.

Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN No. 47”), was issued in March 2005 and is effective no later than the end of fiscal years ending after December 15, 2005. FIN No. 47 clarifies the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.’’ The Company has not determined if the adoption of FIN No. 47 will have a significant impact on its financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and Statement No. 3” (“SFAS No. 154”). Previously, APB Opinion No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154 requires companies to recognize a change in accounting principle, including a change required in a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. The Company will assess the impact of a change in accounting principle in accordance with SFAS No. 154 when such a change arises after the effective date of January 1, 2006.

NOTE 10 - DEBT

At June 30, 2005 and December 31, 2004, Long-Term Debt consisted of the following:

(Amounts in Millions)	June 30, 2005	December 31, 2004
Senior Notes with interest payable semi-annually at 8.5%, payable in 2011	$425.0	$425.0
Senior Subordinated Notes with interest payable semi-annually at 9.5%, payable in 2013	425.0	425.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (5.51% at June 30, 2005 and 4.52% at December 31, 2004) payable through 2010	1,158.0	1,158.0
Senior Secured Revolving Facility with interest payable at various dates at floating rates (6.53% at June 30, 2005) payable in 2009	35.8	—
Other	4.0	3.8
	2,047.8	2,011.8
Less, current portion	7.2	0.8
Total	$2,040.6	$2,011.0

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

The Senior Secured Credit Agreement, which governs the Term Loan Facility and the Revolving Credit Facility, imposes restrictions on the Company’s ability to make capital expenditures and both the Senior Secured Credit Agreement and the indentures governing the Senior Notes and Senior Subordinated Notes (the “Notes”) limit the Company’s ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company’s ability to respond to market conditions, meet its capital spending program, provide for unanticipated capital investments or take advantage of business opportunities. The covenants contained in the Senior Secured Credit Agreement, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividend and other restricted payments, create liens, make equity or debt investments, make acquisitions, modify the terms of indentures under which the Notes are issued, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, make capital expenditures and engage in certain transactions with affiliates.

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

At June 30, 2005, the Company was in compliance with the financial covenants in the Senior Secured Credit Agreement, as amended. If the negative impact of inflationary pressures on key inputs continues or other factors have a negative impact on the Company’s ability to increase its profitability, the Company may not be able to maintain its compliance with certain financial covenants in its Senior Secured Credit Agreement. The Company’s ability to comply in future periods with the financial covenants in the Senior Secured Credit Agreement will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company’s control and will be substantially dependent on the selling prices for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business and profitability strategies. If a violation of any of the covenants occurred, the Company would attempt to obtain a waiver or an amendment from its lenders, although no assurance can be given that the Company would be successful in this regard. The Senior Secured Credit Agreement and the indentures governing the Senior Subordinated Notes and the Senior Notes have covenants as well as certain cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions. If an event of default occurs, the lenders are entitled to declare all amounts owed to be due and payable immediately.

The Senior Secured Credit Agreement is collateralized by substantially all of the Company’s domestic assets.

NOTE 11 - RESTATEMENT

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

A summary of the significant effects of this restatement is as follows:

	March 31, 2005
	As
	Previously	As
(Amounts in Millions)	Reported	Restated
Three Months Ended:
Income Tax Expense	—	$(4.9)
Net Loss	$(24.7)	$(29.6)
Loss Per Share	$(0.12)	$(0.15)

	December 31, 2004
	As
	Previously	As
(Amounts in Millions)	Reported	Restated
As of December 31, 2004:
Other Noncurrent Liabilities	$227.7	$297.4
Accumulated Deficit	$(639.8)	$(709.5)

	June 30, 2004
	As
	Previously	As
(Amounts in Millions)	Reported	Restated
Three Months Ended:
Income Tax Expense	$(0.9)	$(5.7)
Net Income (Loss)	$0.2	$(4.6)
Loss Per Share	—	$(0.02)

Six Months Ended:
Income Tax Expense	$(2.4)	$(12.0)
Net Loss	$(12.2)	$(21.8)
Loss Per Share	$(0.06)	$(0.11)

The impact of the non-cash adjustments increased income tax expense and net loss by $19.1 million, $12.8 million and $37.8 million for the full years 2004, 2003, and 2002, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Concerning Forward-Looking Statements

Certain statements of Graphic Packaging Corporation’s expectations, including, but not limited to, statements regarding the timing of and expenses related to restructuring activities, pension contributions and benefit payments, cost savings from restructuring activities and merger synergies, capital expenditures, the impact of inflation of energy, chemical and fiber costs, the outcome of litigation and environmental proceedings and the reduction of debt in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, the Company’s ability to implement its business strategies, the Company’s substantial amount of debt, continuing pressure for lower cost products, inflation of and volatility in raw materials and energy costs, rising labor costs, the Company’s ability to pass these increased costs on to its customers, unfavorable currency translation movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that impact the Company’s ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements. Additional information regarding these and other risks is contained in the Company’s other periodic filings with the SEC.

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

The Restatement

On August 9, 2005, Graphic Packaging Corporation (the “Company”) filed Amendment No. 2 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2004 and Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the three months ended March 31, 2005 with the Securities and Exchange Commission. These amendments restate the Company’s previously issued financial statements for the full years ended December 31, 2004, 2003 and 2002, and the quarterly period ended March 31, 2005 to reflect corrections in accounting for deferred taxes. Historically, the Company accounted for its deferred tax liability related to goodwill as a reversing taxable temporary difference. Following the adoption of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, the deferred tax liability related to the Company’s goodwill must be considered as a liability related to an asset with an indefinite life.  Therefore, the deferred tax liability does not amortize and is not available as a source of taxable income to support the realization of deferred tax assets created by other deductible temporary timing differences.  Without the deferred tax liability related to the Company’s goodwill, the Company does not believe it is more likely than not it will realize its deferred tax assets and therefore, the Company was required to record an additional tax expense to increase its deferred tax asset valuation allowance.  The impact of the adjustments increased income tax expense and net loss by $4.9 million for the three months ended March 31, 2005.  The restatement adjustments are non-cash and had no effect on operating cash flows nor on the Company’s compliance with its debt covenants including the Company’s Credit Agreement EBITDA.

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

Packaging machinery placements during the first six months of 2005 decreased approximately 27% compared to the first six months of 2004 due primarily to timing differences and to the additional placements in 2004 as a result of the success of the new Fridge Vendor® Package. These machines were placed to package cans and bottles for beer, soft drink, water and juice applications. The Company expects packaging machinery placements for 2005 to be lower when compared to 2004 but higher when compared to 2003.

Impact of Inflation and Operating Costs. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, hardwood, chemicals, recycled fibers, purchased paperboard, paper, aluminum foil, ink, plastic films and resins, depreciation expense and labor. The Company continues to be negatively impacted by inflationary pressures which increased costs $53.1 million compared to the first six months of 2004 and are primarily related to fiber, outside board purchases and corrugated shipping containers ($14.0 million); chemical based inputs ($13.6 million); labor and related benefits ($10.4 million); energy ($7.8 million); freight ($4.0 million); and other ($3.3 million). The Company has entered into contracts designed to mitigate the impact of future cost increases for a significant portion of its natural gas requirements, primarily at its U.S. mills, through December 2005. The Company will continue to evaluate its position regarding natural gas purchase commitments. The Company believes that inflationary pressures will negatively impact its results for 2005. Since negotiated contracts and the market largely determine the pricing for its products, the Company is limited in its ability to pass through to its customers any inflationary or other cost increases that the Company may incur in the future. Additionally, the Company’s sales contracts often limit its timing and ability to raise prices, further exacerbating the inflationary problems.

During December 2004, unexpected sub-freezing temperatures in the Southeast resulted in the malfunction of control instrumentation for high pressure boilers at both the Company’s West Monroe, Louisiana and Macon, Georgia mills. This malfunction resulted in unplanned down-time on paper machines and turbine generators as well as costs due to boiler damage. The downtime resulted in lost production and between the two mills, the total cost from this incident was $3.0 million of capital expenditures, along with a negative $2.3 million income statement impact due to the lost production, repair and startup. These costs were realized in the first quarter of 2005.

Substantial Debt Obligations. The Company has approximately $2,059 million of outstanding debt obligations as of June 30, 2005. This debt can have significant consequences for the Company, as it requires significant portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates, restricts the Company’s ability to obtain additional financing and limits the Company’s flexibility to respond to changing market conditions and competitive pressures. Covenants in the Company’s Senior Secured Credit Agreement also prohibit or restrict, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees) and payment of dividends, loans or advances and certain other types of transactions. The covenants also require compliance with certain financial ratios that adjust to require improved performance on a yearly basis through December 31, 2008. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See “-Liquidity and Capital Resources” and “-Covenant Restrictions” for additional information regarding the Company’s debt obligations.

Commitment to Cost Reduction. In light of increasing margin pressure throughout the paperboard packaging industry, the Company has programs in place that are designed to reduce costs, improve productivity and increase profitability. The Company is continuing to implement a global continuous improvement initiative that uses statistical process control to help design and manage many types of activities, including production and maintenance. This includes a Six Sigma process focused on reducing variable and fixed manufacturing and administrative costs. During the first six months of 2005, the Company achieved approximately $22 million in cost savings through its continuous improvement programs and manufacturing initiatives.

The Company is finalizing its initiative designed to enhance the competitiveness of its beverage multiple packaging converting operations and has begun to recognize improved converting performance when comparing against the first six months of 2004. This initiative has added new manufacturing technology and press capacity, and also includes the consolidation of certain beverage carton converting operations. The Company has made expenditures of approximately $70 million and expects to realize cost savings relative to 2002 from this initiative of approximately $39 million annually by the end of 2005.

As part of the Company’s manufacturing rationalization initiatives, the Company announced in January 2004 its plans to close its Garden Grove, CA converting plant, and in May 2004 announced plans to close its Bow, NH and Clinton, MS converting plants. In addition, the Company announced it is expanding certain of its existing sites, including Fort Smith, AR and Lumberton, NC, and as a result expects to make expenditures of approximately $26 million over the 2004 to 2005 period. The Company has spent approximately $23 million of the projected expenditures through June 30, 2005. By the end of 2006, the Company estimates that it will realize an additional $19 million in annual synergies, improved cost structures and increased productivity as a result of these manufacturing rationalization initiatives.

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

For a discussion of recent accounting pronouncements impacting the Company, see Note 9 in Notes to Condensed Consolidated Financial Statements.

Segment Information

The Company reports its results in two business segments: paperboard packaging and containerboard/other. Business segment information is as follows:

	Three Months Ended		Six Months Ended
(Amounts in Millions)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
NET SALES:
Paperboard Packaging	$600.3	$583.9	$1,159.3	$1,141.2
Containerboard/Other	22.7	22.4	46.7	41.0
Total	$623.0	$606.3	$1,206.0	$1,182.2

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$43.7	$65.4	$72.6	$118.3
Containerboard/Other	(4.0)	(7.0)	(8.2)	(15.5)
Corporate	(16.1)	(21.7)	(28.5)	(39.4)
Total	$23.6	$36.7	$35.9	$63.4

RESULTS OF OPERATIONS, AS RESTATED

	Three Months Ended			Six Months Ended
(Amounts in Millions)	June 30, 2005	Increase (Decrease) From Prior Period	June 30, 2004	June 30, 2005	Increase (Decrease) From Prior Period	June 30, 2004
Net Sales	$623.0	2.8%	$606.3	$1,206.0	2.0%	$1,182.2
Cost of Sales	537.2	5.7%	508.2	1,053.0	5.8%	995.1
Gross Profit	85.8	(12.5)%	98.1	153.0	(18.2)%	187.1
Selling, General and Administrative	53.2	8.1%	49.2	100.9	3.6%	97.4
Research, Development and Engineering	3.2	33.3%	2.4	5.5	14.6%	4.8
Other Expense, Net	5.8	(40.8)%	9.8	10.7	(50.2)%	21.5
Income from Operations	$23.6	(35.7)%	$36.7	$35.9	(43.4)%	$63.4

SECOND QUARTER 2005 COMPARED WITH SECOND QUARTER 2004

Net Sales

The Company’s Net Sales in the second quarter of 2005 increased by $16.7 million, or 2.8%, to $623.0 million from $606.3 million in the second quarter of 2004 due primarily to a 12.9% increase in North American food and consumer product carton sales as a result of higher volumes and increased pricing, increased containerboard pricing and the positive impact of foreign currency exchange rates of $4.5 million. These increases were somewhat offset by lower volumes in containerboard markets as well as lower pricing in North American beverage carton markets as a result of increased market competitiveness.

Gross Profit

The Company’s Gross Profit in the second quarter of 2005 decreased by $12.3 million, or 12.5%, to $85.8 million from $98.1 million in the second quarter of 2004. The Company’s gross profit margin decreased to 13.8% in the second quarter of 2005 from 16.2% in the second quarter of 2004. The decrease in gross profit margin was due primarily to inflationary pressures primarily on chemical based inputs, fiber, outside board purchases and corrugated shipping containers, energy, labor and related benefits and freight; and lower pricing in North American beverage carton markets as a result of increased market competitiveness. The decrease in gross profit margin was somewhat offset by worldwide cost reductions resulting from the Company’s cost reduction initiatives and improved pricing as discussed above.

Selling, General and Administrative

Selling, General and Administrative expenses increased by $4.0 million, or 8.1%, to $53.2 million in the second quarter of 2005 from $49.2 million in the second quarter of 2004, due primarily to higher consulting fees and labor and related benefits costs. As a percentage of Net Sales, Selling, General and Administrative expenses were 8.5% in the second quarter of 2005 versus 8.1% in the second quarter of 2004.

Research, Development and Engineering

Research, Development and Engineering expenses increased by $0.8 million, or 33.3%, to $3.2 million in the second quarter of 2005 from $2.4 million in the second quarter of 2004, due to higher investment related to the Company’s products and packaging machinery.

Other Expense, Net

Other Expense, Net decreased by $4.0 million, or 40.8%, to $5.8 million in the second quarter of 2005 from $9.8 million in the second quarter of 2004. This change was principally due to lower amortization expense of Merger related intangibles of $5.7 million.

Income from Operations

Primarily as a result of the factors discussed above, the Company’s Income from Operations in the second quarter of 2005 decreased by $13.1 million, or 35.7%, to $23.6 million from $36.7 million in the second quarter of 2004, while its operating margin decreased to 3.8% in the second quarter of 2005 from 6.1% in the second quarter of 2004.

Fluctuations in U.S. Currency Exchange Rates

The weakening of the U.S. dollar currency exchange rates as compared to certain currencies including the euro, other European currencies and the Japanese yen had a $4.5 million impact on Net Sales, while there was a modest impact on Gross Profit, Income from Operations, and operating expenses during the second quarter of 2005.

FIRST SIX MONTHS 2005 COMPARED WITH FIRST SIX MONTHS 2004

Net Sales

The Company’s Net Sales in the first six months of 2005 increased by $23.8 million, or 2.0%, to $1,206.0 million from $1,182.2 million in the first six months of 2004 due primarily to a 7.0% increase in North American food and consumer product carton sales as a result of higher volumes and increased pricing, improved pricing in the containerboard medium and linerboard markets, and the positive impact of foreign currency exchange rates of $8.8 million. These increases were somewhat offset by lower volumes in North American open market rollstock sales as well as lower pricing in North American beverage carton markets as a result of increased market competitiveness.

Gross Profit

The Company’s Gross Profit in the first six months of 2005 decreased by $34.1 million, or 18.2%, to $153.0 million from $187.1 million in the first six months of 2004. The Company’s gross profit margin decreased to 12.7% in the first six months of 2005 from 15.8% in the first six months of 2004. The decrease in gross profit margin was due primarily to inflationary pressures primarily on chemical based inputs, fiber, outside board purchases and corrugated shipping containers, energy, labor and related benefits and freight; the negative $2.3 million income statement impact due to the lost production, repair and startup at both the Company’s West Monroe, Louisiana and Macon, Georgia mills as a result of unexpected sub-freezing temperatures during December 2004; and lower pricing in North American carton markets as a result of increased market competitiveness. The decrease in gross profit margin was somewhat offset by worldwide cost reductions resulting from the Company’s cost reduction initiatives and improved pricing as discussed above.

Selling, General and Administrative

Selling, General and Administrative expenses increased by $3.5 million, or 3.6%, to $100.9 million in the first six months of 2005 from $97.4 million in the first six months of 2004, due primarily to higher consulting fees including those associated with Sarbanes-Oxley compliance efforts and labor and related benefit costs. As a percentage of Net Sales, Selling, General and Administrative expenses were 8.4% in the first six months of 2005 versus 8.2% in the first six months of 2004.

Research, Development and Engineering

Research, Development and Engineering expenses increased by $0.7 million, or 14.6%, to $5.5 million in the first six months of 2005 from $4.8 million in the first six months of 2004, due to higher investment related to the Company’s products and packaging machinery.

Other Expense, Net

Other Expense, Net decreased by $10.8 million, or 50.2%, to $10.7 million in the first six months of 2005 from $21.5 million in the first six months of 2004. This change was principally due to lower amortization expense of Merger related intangibles of $10.9 million.

Income from Operations

Primarily as a result of the factors discussed above, the Company’s Income from Operations in the first six months of 2005 decreased by $27.5 million, or 43.4%, to $35.9 million from $63.4 million in the first six months of 2004, while its operating margin decreased to 3.0% in the first six months of 2005 from 5.4% in the first six months of 2004.

Fluctuations in U.S. Currency Exchange Rates

The weakening of the U.S. dollar currency exchange rates as compared to certain currencies including the euro, other European currencies and the Japanese yen had a $8.8 million impact on Net Sales, while there was a modest impact on Gross Profit, Income from Operations, and operating expenses during the second quarter of 2005.

INTEREST INCOME, INTEREST EXPENSE, INCOME TAX EXPENSE, AND EQUITY IN NET EARNINGS OF AFFILIATES

Interest Income

Interest Income remained constant at $0.2 million in the first six months of 2005 and 2004.

Interest Expense

Interest Expense increased by $2.1 million to $76.2 million in the first six months of 2005 from $74.1 million in the first six months of 2004, due to the Company’s unhedged floating rate debt being tied to increasing market interest rates. The increase was somewhat offset by lower average debt balances in 2005 and a 25 basis points reduction in interest charged during the first six months of 2005 on the Term Loan Facility as a result of the October 1, 2004 amendment to the Company’s Senior Secured Credit Agreement.

Income Tax Expense

During the first six months of 2005, the Company recognized an Income Tax Expense of $9.7 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $40.1 million. During the first six months of 2004, the Company recognized an Income Tax Expense of $12.0 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $10.5 million. Income Tax Expense for the first six months of 2005 and 2004 was primarily due to the amortization of goodwill for tax purposes, income earned in certain foreign countries, and tax withholding in foreign jurisdictions.

Equity in Net Earnings of Affiliates

Equity in Net Earnings of Affiliates was $0.6 million in the first six months of 2005 and $0.7 million in the first six months of 2004 and related to the Company’s equity investment in the joint venture Rengo Riverwood Packaging, Ltd.

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

Cash Flows

Cash and Equivalents decreased by $0.2 million in the first six months of 2005. Cash provided by operating activities in the first six months of 2005 totaled $28.8 million, compared to $69.0 million in the first six months of 2004. This was principally due to lower operating income as well as unfavorable changes in operating assets and liabilities. Cash used in investing activities in the first six months of 2005 totaled $64.3 million, compared to $72.5 million in 2004. This change was principally due to lower purchases of property, plant and equipment of $20.5 million (see “-Capital Expenditures”) somewhat offset by lower proceeds from sale of assets. Cash provided by financing activities in 2005 totaled $35.6 million, compared to cash used in financing activities of $8.8 million in 2004. This change was principally due to higher net borrowings under the Company’s revolving credit facilities as well as lower debt payments. Depreciation and amortization during the first six months of 2005 totaled $106.6 million and is expected to be between approximately $200 million and $210 million for the full year 2005.

Liquidity and Capital Resources

The Company’s liquidity needs arise primarily from debt service on its substantial indebtedness and from the funding of its capital expenditures, ongoing operating costs and working capital.

At June 30, 2005 and December 31, 2004, Long-Term Debt consisted of the following:

(Amounts in Millions)	June 30, 2005	December 31, 2004
Senior Notes with interest payable semi-annually at 8.5%, payable in 2011	$425.0	$425.0
Senior Subordinated Notes with interest payable semi-annually at 9.5%, payable in 2013	425.0	425.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (5.51% at June 30, 2005 and 4.52% at December 31, 2004) payable through 2010	1,158.0	1,158.0
Senior Secured Revolving Facility with interest payable at various dates at floating rates (6.53% at June 30, 2005) payable in 2009	35.8	—
Other	4.0	3.8
	2,047.8	2,011.8
Less, current portion	7.2	0.8
Total	$2,040.6	$2,011.0

Total debt increased during the first six months of 2005. This increase is a result of seasonal factors as the Company ramps up working capital in preparation for the summer season. The Company expects that the majority of its remaining full year debt reduction will come during the fourth quarter. The Senior Notes are rated B- by Standard & Poor’s and B2 by Moody’s Investor Services. During the first six months of 2005, cash paid for interest was approximately $72 million.

At June 30, 2005, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

(Amounts in Millions)	Total Amount of Commitments	Total Amount Outstanding	Total Amount Available (A)
Revolving Credit Facility	$325.0	$35.8	$275.3
International Facilities	21.1	10.7	10.4
Total	$346.1	$46.5	$285.7

Note:

(A)      In accordance with its debt agreements, the Company’s availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of $13.9 million as of June 30, 2005. These letters of credit are used as security against its self-insurance obligations, workers’ compensation obligations and an outstanding note payable. These letters of credit expire at various dates through 2006 unless extended.

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

The Company uses interest rate swaps to manage interest rate risks caused by interest rate changes on its variable rate Term Loan Facility. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense related to the debt. At June 30, 2005, the Company had interest rate swap agreements with a notional amount of $880 million, which expire on various dates from 2005 to 2008 under which the Company will pay fixed rates of 2.31% to 4.53% and receive three-month LIBOR.

Effective as of June 30, 2005, the Company had approximately $1.3 billion of net operating loss carryforwards (“NOLs”). These NOLs generally may be used by the Company to offset taxable income earned in subsequent taxable years. However, the Company’s ability to use these NOLs to offset its future taxable income may be subject to significant limitation as a result of certain shifts in ownership due to direct or indirect transfers of the Company’s common stock by one or more 5 percent stockholders, or issuances or redemptions of the Company’s common stock, which, when taken together with previous changes in ownership of the Company’s common stock, constitute an ownership change under the Internal Revenue Code. Imposition of any such limitation on the use of NOLs could have an adverse effect on the Company’s future after tax free cash flow.

Covenant Restrictions

The Senior Secured Credit Agreement, which governs the Term Loan Facility and the Revolving Credit Facility, imposes restrictions on the Company’s ability to make capital expenditures and both the Senior Secured Credit Agreement and the indentures governing the Senior Notes and Senior Subordinated Notes (the “Notes”) limit the Company’s ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company’s ability to respond to market conditions, meet its capital spending program, provide for unanticipated capital investments or take advantage of business opportunities. The covenants contained in the Senior Secured Credit Agreement, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividend and other restricted payments, create liens, make equity or debt investments, make acquisitions, modify the terms of indentures under which the Notes are issued, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, make capital expenditures and engage in certain transactions with affiliates.

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

Note:

(A) See “Credit Agreement EBITDA” below.

At June 30, 2005, the Company was in compliance with the financial covenants in the Senior Secured Credit Agreement, as amended. If the negative impact of inflationary pressures on key inputs continues or other factors have a negative impact on the Company’s ability to increase its profitability, the Company may not be able to maintain its compliance with certain financial covenants in its Senior Secured Credit Agreement. The Company’s ability to comply in future periods with the financial covenants in the Senior Secured Credit Agreement will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the

Company’s control and will be substantially dependent on the selling prices for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business and profitability strategies. If a violation of any of the covenants occurred, the Company would attempt to obtain a waiver or an amendment from its lenders, although no assurance can be given that the Company would be successful in this regard. The Senior Secured Credit Agreement and the indentures governing the Senior Subordinated Notes and the Senior Notes have covenants as well as certain cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions. If an event of default occurs, the lenders are entitled to declare all amounts owed to be due and payable immediately.

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

	Six Months Ended		Twelve Months Ended
(Amounts in Millions)	As Restated June 30, 2005	As Restated June 30, 2004	As Restated June 30, 2005	As Restated Dec. 31, 2004
Net Loss	$(49.2)	$(21.8)	$(88.3)	$(60.9)
Income Tax Expense	9.7	12.0	26.6	28.9
Interest Expense, Net	76.0	73.9	151.1	149.0
Depreciation and Amortization	106.6	114.2	221.3	228.9
Equity in Net Earnings of Affiliates	(0.6)	(0.7)	(1.3)	(1.4)
Credit Agreement Adjustments (A)	24.4	22.9	52.1	50.6
Credit Agreement EBITDA (B)	$166.9	$200.5	$361.5	$395.1

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

Capital Expenditures

The Company’s capital spending in the first six months of 2005 was $54.8 million, compared to $75.3 million in the first six months of 2004. During the first six months of 2005, the Company had capital spending of $24.8 million for improving process capabilities, $12.9 million for the expansion of its Fort Smith, AR and Lumberton, NC converting plants, $8.6 million for manufacturing packaging machinery, $5.2 million for compliance with cluster rules and $3.3 million for its beverage multiple packaging converting operations initiative.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II, Item 7A, “Quantitative and Qualitative Disclosure about Market Risk”, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as amended. There have been no significant developments with respect to derivatives or exposure to market risk during the first six months of 2005; see Note 6 in Notes to Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations “-Financial Condition, Liquidity and Capital Resources”.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended.  Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2005, solely because of a material weakness in internal control over financial reporting with respect to accounting for deferred taxes as described below.

As described in Amendment No. 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005, each filed on August 9, 2005, the Company has restated its consolidated financial statements for the three months ended March 31, 2005 and for the years ended December 31, 2004, 2003, and 2002 and applicable interim quarters to correct errors relating to accounting for income taxes and related deferred tax liabilities.  Based on management’s review, it has been determined that the errors were inadvertent and unintentional.

Changes in Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the Company did not maintain effective controls over the determination of the provision for income taxes and related deferred income tax accounts. Specifically, the Company did not maintain effective controls as to the completeness and accuracy of the income tax provision and the related deferred income tax accounts with respect to differences between the income tax basis and the financial reporting basis of its assets and liabilities.  This deficiency resulted in the restatement of the interim and annual consolidated financial statements for 2004, 2003 and 2002, the restatement of the first quarter of 2005 as well as audit adjustments to the second quarter 2005 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the income tax provision or related deferred income tax accounts resulting in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.  Because this material weakness has not yet been remediated, the Company concluded that it did not maintain effective internal control over financial reporting as of June 30, 2005, based on criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Stockholders held on May 17, 2005, the stockholders elected the following nominees to the Board of Directors to serve a three-year term. The votes cast were as follows:

Director	For	Withheld
John D. Beckett	182,898,484	2,160,175
Stephen M. Humphrey	183,002,121	2,056,538
John R. Miller	182,866,063	2,192,596

The terms of G. Andrea Botta, Harold R. Logan, Jr., Martin D. Walker, Jeffrey H. Coors, Kevin J. Conway, and Robert W. Tieken continued after the Annual Meeting of Stockholders. Mr. Martin D. Walker retired from the Board on June 30, 2005.

The stockholders also approved an amendment of the Riverwood Holding, Inc. Stock Incentive Plan to permit the extension of the terms of options granted under such plan in 1996 and 1997, to facilitate a cashless method of exercising stock options and to change the definition of retirement under the plan.

For:	168,991,310
Against:	9,435,293
Abstain:	1,062,856
Broker Non-Votes:	5,010,200

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

GRAPHIC PACKAGING CORPORATION
(Registrant)

/s/ STEPHEN A. HELLRUNG	Senior Vice President, General
Stephen A. Hellrung	Counsel and Secretary	August 9, 2005

/s/ JOHN T. BALDWIN	Senior Vice President and
John T. Baldwin	Chief Financial Officer (Principal Financial Officer)	August 9, 2005

/s/ DEBORAH R. FRANK	Vice President and Controller
Deborah R. Frank	(Principal Accounting Officer)	August 9, 2005