Form 10-Q
period 2005-09-30
GRAPHIC PACKAGING CORP
filed 2005-11-03
CIK 886239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of October 31, 2005, there were 198,659,288 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GRAPHIC PACKAGING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Millions, Except Share Amounts)

(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and Equivalents	$9.0	$7.3
Receivables	244.3	214.9
Inventories	300.6	301.2
Prepaid Expenses	24.6	14.9
Total Current Assets	578.5	538.3
Property, Plant and Equipment, Net of Accumulated Depreciation of $1,203.1 and $1,078.7 at September 30, 2005 and December 31, 2004, respectively	1,575.4	1,649.0
Goodwill	643.2	643.4
Intangible Assets, Net of Accumulated Amortization of $74.1 and $65.1 at September 30, 2005 and December 31, 2004, respectively	159.4	166.6
Other Assets	108.8	114.0

Total Assets	$3,065.3	$3,111.3

LIABILITIES
Current Liabilities:
Short-Term Debt	$17.7	$14.2
Accounts Payable and Other Accrued Liabilities	365.8	401.8
Total Current Liabilities	383.5	416.0

Long Term Debt, Less Current Portion	2,022.4	2,011.0
Other Noncurrent Liabilities	307.9	297.4
Total Liabilities	2,713.8	2,724.4

SHAREHOLDERS’ EQUITY
Preferred Stock, par value $0.01 per share; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $0.01 per share; 500,000,000 shares authorized; 198,658,004 and 198,586,108 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	2.0	2.0
Capital in Excess of Par Value	1,169.5	1,169.2
Unearned Compensation	(0.1)	(0.4)
Accumulated Deficit	(758.1)	(709.5)
Minimum Pension Liability Adjustment	(65.2)	(65.2)
Accumulated Derivative Instruments Gain (Loss)	16.9	(9.0)
Cumulative Currency Translation Adjustment	(13.5)	(0.2)
Total Shareholders’ Equity	351.5	386.9
Total Liabilities and Shareholders’ Equity	$3,065.3	$3,111.3

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Millions, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Net Sales	$605.4	$617.2	$1,811.4	$1,799.4
Cost of Sales	506.8	513.0	1,559.8	1,508.1
Selling, General and Administrative	50.1	48.6	151.0	146.0
Research, Development and Engineering	2.3	2.1	7.8	6.9
Other Expense, Net	2.1	6.5	12.8	28.0
Income from Operations	44.1	47.0	80.0	110.4
Interest Income	0.1	0.1	0.4	0.3
Interest Expense	(39.2)	(38.5)	(115.5)	(112.6)
Income (Loss) before Income Taxes and Equity in Net Earnings of Affiliates	5.0	8.6	(35.1)	(1.9)
Income Tax Expense	(4.8)	(8.4)	(14.5)	(20.4)
Equity in Net Earnings of Affiliates	0.4	0.5	1.0	1.2
Net Income (Loss)	$0.6	$0.7	$(48.6)	$(21.1)

Loss Per Share - Basic	$0.00	$0.00	$(0.24)	$(0.11)
Loss Per Share - Diluted	$0.00	$0.00	$(0.24)	$(0.11)

Weighted Average Number of Shares Outstanding - Basic	198.7	198.6	198.6	198.5
Weighted Average Number of Shares Outstanding - Diluted	202.4	203.1	198.6	198.5

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in Millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Net Income (Loss)	$0.6	$0.7	$(48.6)	$(21.1)
Other Comprehensive Income (Loss):
Minimum Pension Liability Adjustment, Net of Tax of $0	—	—	—	1.1
Derivative Instruments Gain, Net of Tax of $0	13.8	5.9	25.9	11.7
Currency Translation Adjustments, Net of Tax of $0	(0.4)	3.0	(13.3)	(0.8)

Comprehensive Income (Loss)	$14.0	$9.6	$(36.0)	$(9.1)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Millions)

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(48.6)	$(21.1)
Noncash Items Included in Net Loss:
Depreciation and Amortization	155.2	173.0
Deferred Income Taxes	14.1	13.3
Pension, Postemployment and Postretirement Benefits Expense, Net of Contributions	2.6	17.9
Equity in Net Earnings of Affiliates, Net of Dividends	—	(0.2)
Amortization of Deferred Debt Issuance Costs	6.1	6.5
Loss on Retirement of Assets	3.3	7.3
Other, Net	0.9	(2.4)
Changes in Operating Assets & Liabilities:
Receivables	(31.1)	(35.3)
Inventories	(6.7)	5.2
Prepaid Expenses	0.9	3.4
Accounts Payable and Other Accrued Liabilities	(27.2)	(24.0)
Other Noncurrent Liabilities	1.7	(2.1)

Net Cash Provided by Operating Activities	71.2	141.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property, Plant and Equipment	(71.9)	(103.4)
Proceeds from Sale of Assets, Net of Selling Costs	1.1	11.8
Change in Other Assets	(15.1)	(11.4)

Net Cash Used in Investing Activities	(85.9)	(103.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under Revolving Credit Facilities	396.1	452.7
Payments on Revolving Credit Facilities	(379.4)	(473.5)
Payments on Debt	(0.9)	(9.9)
Other	0.8	0.4
Net Cash Provided by (Used in) Financing Activities	16.6	(30.3)
Effect of Exchange Rate Changes on Cash	(0.2)	0.2
Net Increase in Cash and Equivalents	1.7	8.4
Cash and Equivalents at Beginning of Period	7.3	17.5
Cash and Equivalents at End of Period	$9.0	$25.9

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

Graphic Packaging Corporation and GPI Holding, Inc., its wholly-owned subsidiary, conduct no significant business and have no independent assets or operations other than their ownership of Graphic Packaging International common stock. Graphic Packaging Corporation and GPI Holding, Inc. fully and unconditionally guarantee substantially all of the debt of Graphic Packaging International.

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

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation,” the Company continues to apply intrinsic value accounting for its equity compensation plans under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Compensation cost for stock options, if any, is measured as the excess of the market price of the Company’s common stock at the date of grant over the exercise price to be paid by the grantee to acquire the stock. The Company has adopted disclosure-only provisions of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.” If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, the Company’s Net Income (Loss) would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Amounts in Millions, Except Per Share Amounts)	2005	2004	2005	2004
Net Income (Loss), As Reported	$0.6	$0.7	$(48.6)	$(21.1)

Add: Stock-Based Employee Compensation Expense Included in Reported Net Income (Loss)	—	(0.2)	—	(0.5)
Deduct: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method for All Awards	(0.8)	(1.3)	(2.4)	(8.1)

Adjusted Net Loss	$(0.2)	$(0.8)	$(51.0)	$(29.7)

Loss Per Basic Share-As Reported	$0.00	$0.00	$(0.24)	$(0.11)
Loss Per Basic Share-As Adjusted	$0.00	$0.00	$(0.26)	$(0.15)

Loss Per Diluted Share-As Reported	$0.00	$0.00	$(0.24)	$(0.11)
Loss Per Diluted Share-As Adjusted	$0.00	$0.00	$(0.26)	$(0.15)

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

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

Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN No. 47”), was issued in March 2005 and is effective no later than the end of fiscal years ending after December 15, 2005. FIN No. 47 clarifies the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.’’ The Company does not believe that the adoption of FIN No. 47 will have a significant impact on its financial position and results of operations.

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

NOTE 4 – INVENTORIES

The major classes of inventories were as follows:

	September 30,	December 31,
(Amounts in Millions)	2005	2004
Finished goods	$162.1	$166.9
Work in progress	20.4	14.9
Raw materials	74.1	76.2
Supplies	44.0	43.2
Total	$300.6	$301.2

Raw materials and consumables used in the production process such as wood chips and chemicals are valued at purchase cost on a first-in, first-out (“FIFO”) basis upon receipt. Work in progress and finished goods inventories are valued at the cost of raw material consumed plus direct manufacturing costs (such as labor, utilities and supplies) as incurred and allocated manufacturing overhead.

NOTE 5 – CONTINGENCIES AND LEGAL MATTERS

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

Business segment information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Amounts in Millions)	2005	2004	2005	2004
NET SALES:
Paperboard Packaging	$585.9	$590.7	$1,745.2	$1,731.9
Containerboard/Other	19.5	26.5	66.2	67.5
Total	$605.4	$617.2	$1,811.4	$1,799.4

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$64.7	$67.0	$137.3	$185.3
Containerboard/Other	(3.9)	(3.7)	(12.0)	(19.2)
Corporate	(16.7)	(16.3)	(45.3)	(55.7)
Total	$44.1	$47.0	$80.0	$110.4

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

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks caused by interest rate changes on its variable rate Term Loan facility. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense related to the debt. At September 30, 2005, the Company had interest rate swap agreements with a notional amount of $880 million, which expire on various dates from 2005 to 2008 and under which the Company will pay fixed rates of 2.31% to 4.53% and receive three-month LIBOR.

During the nine months ended September 30, 2005, there was no ineffective portion related to changes in the fair value of the interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.

During the nine months ended September 30, 2004, there was $2.4 million determined to be the ineffective portion related to changes in the fair value of the interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to certain commodity purchases, the Company entered into natural gas swap contracts to hedge prices for a significant portion of its natural gas requirements through March 2006. Such contracts are designated as cash flow hedges and are accounted for by deferring the quarterly change in fair value of the outstanding contracts in Accumulated Derivative Instruments Gain (Loss). When a contract matures, the resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity purchased. The ineffective portion of the swap contracts change in fair value, if any, would be recognized immediately in earnings. During the nine months ended September 30, 2005, there was $1.1 million of ineffective portion related to changes in fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness. At September 30, 2004, there was no ineffective portion related to changes in fair value of natural gas swap contracts.

Foreign Currency Risk

The Company enters into forward exchange contracts to manage risks associated with future variability in cash flows resulting from anticipated foreign currency transactions that may be adversely affected by changes in exchange rates. Gains/losses, if any, related to these contracts are recognized in income when the anticipated transaction affects income.

At September 30, 2005 and December 31, 2004, multiple forward exchange contracts existed that expire on various dates throughout 2005. Those purchased forward exchange contracts outstanding at September 30, 2005, when measured in U.S. dollars at September 30, 2005 exchange rates, had notional amounts totaling $164.0 million. Those purchased forward exchange contracts outstanding at December 31, 2004, when measured in U.S. dollars at December 31, 2004 exchange rates, had notional amounts totaling $154.8 million.

No amounts were reclassified to earnings during the first nine months of 2005 and 2004 in connection with forecasted transactions that were no longer considered probable of occurring and there was no amount of ineffective portion related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge a portion of accounts receivable resulting from transactions denominated in foreign currencies in order to manage risks associated with foreign currency transactions adversely affected by changes in exchange rates. At September 30, 2005 and December 31, 2004, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three and six months, respectively. Those forward currency exchange contracts outstanding at September 30, 2005, when aggregated and measured in U.S. dollars at September 30, 2005 exchange rates, had net notional amounts totaling $3.7 million. Those forward currency exchange contracts outstanding at December 31, 2004, when aggregated and measured in U.S. dollars at December 31, 2004 exchange rates, had net notional amounts totaling $12.8 million. Generally, unrealized gains and losses resulting from these contracts are recognized in operations and approximately offset corresponding unrealized gains and losses recognized on the hedged accounts receivable. These contracts are presently being and will continue to be marked to market through the income statement.

Accumulated Derivative Instruments Gain (Loss)

The following is a reconciliation of changes in the fair value of the interest rate swap agreements, foreign currency forward contracts and natural gas swap agreements which have been recorded as Accumulated Derivative Instruments Gain (Loss) in the accompanying Condensed Consolidated Balance Sheet at September 30, 2005 and at September 30, 2004, and as Derivative Instruments Gain in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2005 and 2004.

(Amounts in millions)	2005	2004
Balance at January 1	$(9.0)	$(12.7)
Reclassification to earnings	(0.1)	(6.6)
Current period change in fair value	26.0	18.3
Balance at September 30	$16.9	$(1.0)

The balance recorded in Accumulated Derivative Instruments Gain (Loss) at September 30, 2005 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings over the next 12 months may vary from this amount as a result of changes in market conditions.

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

The pension expense related to the U.S. plans consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Amounts in Millions)	2005	2004	2005	2004
Service Cost	$3.5	$3.7	$10.9	$10.6
Interest Cost	7.5	7.4	23.1	21.7
Expected Return on Plan Assets	(7.9)	(8.2)	(23.1)	(22.0)
Amortizations:
Prior Service Cost	0.8	1.0	1.9	1.9
Actuarial Loss	0.8	—	2.5	1.8

Net Periodic Pension Cost	$4.7	$3.9	$15.3	$14.0

The Company made contributions of $16.9 million and nil to its U.S. pension plans during the first nine months of 2005 and 2004, respectively. The Company expects to make total contributions of $17.4 million for the full year 2005.

INTERNATIONAL PENSION PLANS

The Company maintains international defined benefit pension plans that are both noncontributory and contributory and are funded in accordance with applicable local laws. The pension or termination benefits are based primarily on years of service and the employees’ compensation.

The pension expense related to the international plans consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Amounts in Millions)	2005	2004	2005	2004
Service Cost	$0.5	$—	$0.6	$0.1
Interest Cost	1.6	1.6	4.8	4.7
Expected Return on Plan Assets	(1.8)	(1.5)	(5.4)	(4.5)
Amortizations:
Actuarial Loss	0.2	0.2	0.5	0.6

Net Periodic Pension Cost	$0.5	$0.3	$0.5	$0.9

The Company made contributions of $0.9 million and $1.1 million to its international pension plans during the first nine months of 2005 and 2004, respectively. The Company expects to make total contributions of $1.4 million for the full year 2005.

OTHER POSTRETIREMENT BENEFITS

The Company sponsors postretirement health care plans that provide medical and life insurance coverage to certain eligible salaried and hourly retired U.S. employees and their dependents. No postretirement medical benefits are offered to salaried employees who began employment with the Company after December 31, 1993 or to Graphic employees hired after June 15, 1999.

The other postretirement benefits expense consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Amounts in Millions)	2005	2004	2005	2004
Service Cost	$0.3	$0.3	$0.8	$0.7
Interest Cost	0.8	1.2	2.3	2.7
Amortizations:
Prior Service Cost	—	—	—	(0.1)
Actuarial Loss	0.2	—	0.6	0.2

Net Periodic Postretirement Benefits Cost	$1.3	$1.5	$3.7	$3.5

In December 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act expands Medicare primarily by adding a prescription drug benefit for Medicare-eligible individuals beginning in 2006. The Act has not and is not expected to have a significant impact on the Company’s financial position and results of operations.

The Company made benefit payments of $2.5 million during the first nine months of 2005 and 2004. The Company estimates its postretirement benefit payments for the full year 2005 to be $3.6 million.

Note 9 – RESTRUCTURING CHARGES

The Company adopted a plan in the first quarter of 2004 to restructure its operations by closing facilities, relocating equipment and severing employees in an effort to better position the Company to operate in the current business environment. Components of the restructuring charges for the nine months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Amounts in Millions)	2005	2004	2005	2004
Restructuring Charges:
Equipment Removal Costs	$—	$—	$—	$1.4
Facility Restoration and Carrying Costs	—	—	—	0.7
Severance of Employees and Other Employee Termination-Related Charges	—	—	—	4.2

Total Restructuring Charges	$—	$—	$—	$6.3

The initial purchase price allocation associated with the Merger of $7.2 million for restructuring recorded at March 31, 2004 was reduced by $0.9 million in the second quarter of 2004 primarily for facility restoration and carrying costs as a building was sold sooner than anticipated. Through September 30, 2005, the Company has made payments for severance and other employee termination-related charges in the amount of $1.8 million and for equipment removal and facilities restoration in the amount of $1.2 million, both of which reduced the initial reserve detailed above. The Company anticipates the majority of cash payments to be made under the restructuring plan will occur in the fourth quarter of 2005. The restructuring activities described herein are expected to be completed by the end of 2005 and affect only the paperboard packaging segment. As of September 30, 2005, the Company had $3.3 million accrued for restructuring, as follows:

		Adjustments
	Balance at	(Statement of		Purchase			Balance at
	December 31,	Operations Impact)		Price	Cash		September 30,
(Amounts in Millions)	2004	Expense	Reversal	Allocation	Payments	Reclassification	2005
Equipment Removal Costs	$0.8	$—	$—	$—	$(0.5)	$—	$0.3
Facility Restoration and Carrying Costs	0.6	—	—	—	—	—	0.6
Severance of Employees and Other Employee Termination-Related Charges	3.1	—	—	—	(0.7)	—	2.4
Total	$4.5	$—	$—	$—	$(1.2)	$—	$3.3

As of December 31, 2004, the Company had $4.5 million accrued for restructuring, as follows:

		Adjustments
	Balance at	(Statement of		Purchase		Balance at
	January 1,	Operations Impact)		Price	Cash	December 31,
(Amounts in Millions)	2004	Expense	Reversal	Allocation	Payments	2004
Equipment Removal Costs	$—	$—	$—	$1.4	$(0.6)	$0.8
Facility Restoration and Carrying Costs	—	—	—	0.7	(0.1)	0.6
Severance of Employees and Other Employee Termination-Related Charges	—	—	—	4.2	(1.1)	3.1
Total	$—	$—	$—	$6.3	$(1.8)	$4.5

Note 10 – DEBT

At September 30, 2005 and December 31, 2004, Long-Term Debt consisted of the following:

	September 30,	December 31,
(Amounts in Millions)	2005	2004
Senior Notes with interest payable semi-annually at 8.5%, payable in 2011	$425.0	$425.0
Senior Subordinated Notes with interest payable semi-annually at 9.5%, payable in 2013	425.0	425.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (6.04% at September 30, 2005 and 4.52% at December 31, 2004) payable through 2010	1,158.0	1,158.0
Senior Secured Revolving Facility with interest payable at various dates at floating rates (7.97% at September 30, 2005) payable in 2009	17.9	—
Other	3.7	3.8
	2,029.6	2,011.8
Less, current portion	7.2	0.8
Total	$2,022.4	$2,011.0

Principal and interest payments under the Term Loan Facility and the Revolving Credit Facility, together with principal and interest payments on the Senior Notes and the Senior Subordinated Notes, represent significant liquidity requirements for the Company. Based upon current levels of operations, anticipated cost-savings and expectations as to future growth, the Company believes that cash generated from operations, together with amounts available under its Revolving Credit Facility and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, necessary capital expenditure program requirements, ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company’s future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements, will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company’s control and will be substantially dependent on the selling prices and demand for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business and profitability strategies.

The Senior Secured Credit Agreement, which governs the Term Loan Facility and the Revolving Credit Facility, is collateralized by substantially all of the Company’s domestic assets and imposes restrictions on the Company’s ability to make capital expenditures, and both the Senior Secured Credit Agreement and the indentures governing the Senior Notes and Senior Subordinated Notes (the “Notes”) limit the Company’s ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company’s ability to respond to market conditions, meet its capital spending program, provide for unanticipated capital investments or take advantage of business opportunities. The covenants contained in the Senior Secured Credit Agreement, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividend and other restricted payments, create liens, make equity or debt investments, make acquisitions, modify the terms of indentures under which the Notes are issued, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, make capital expenditures and engage in certain transactions with affiliates. As of September 30, 2005, the Company was in compliance with the financial covenants in the Senior Secured Credit Agreement.

Note 11 – SUBSEQUENT EVENT

On October 17, 2005, Graphic Packaging International, a wholly-owned subsidiary of the Company, entered into the Second Amendment (the “Second Amendment”) to the $1.6 billion Senior Secured Credit Agreement dated August 8, 2003 among Graphic Packaging International and the several lenders from time to time parties thereto (the “Original Credit Agreement”). As a result, the Company incurred fees and transaction costs of approximately $4 million.

The Second Amendment relaxed the Consolidated Debt to Credit Agreement EBITDA Leverage Ratio covenant and the Credit Agreement EBITDA to Consolidated Interest Expense Ratio covenant as shown below beginning with the covenant requirements for September 30, 2005.

	Consolidated Debt to Credit Agreement EBITDA Leverage Ratio (A)		Credit Agreement EBITDA to Consolidated Interest Expense Ratio (A)
Four Fiscal Quarters Ending	Previous	As Amended	Previous	As Amended
2005
September 30, 2005	6.15 to 1.00	6.75 to 1.00	2.25 to 1.00	1.75 to 1.00
December 31, 2005	5.75 to 1.00	6.75 to 1.00	2.35 to 1.00	1.75 to 1.00

2006
March 31, 2006	5.75 to 1.00	6.75 to 1.00	2.35 to 1.00	1.75 to 1.00
June 30, 2006	5.75 to 1.00	6.75 to 1.00	2.35 to 1.00	1.75 to 1.00
September 30, 2006	5.75 to 1.00	6.75 to 1.00	2.35 to 1.00	1.75 to 1.00
December 31, 2006	5.25 to 1.00	6.75 to 1.00	2.50 to 1.00	1.75 to 1.00

2007
March 31, 2007	5.25 to 1.00	6.50 to 1.00	2.50 to 1.00	1.75 to 1.00
June 30, 2007	5.25 to 1.00	6.50 to 1.00	2.50 to 1.00	1.75 to 1.00
September 30, 2007	5.25 to 1.00	6.50 to 1.00	2.50 to 1.00	1.75 to 1.00
December 31, 2007	4.75 to 1.00	6.00 to 1.00	2.75 to 1.00	1.85 to 1.00

2008
March 31, 2008	4.75 to 1.00	6.00 to 1.00	2.75 to 1.00	1.85 to 1.00
June 30, 2008	4.75 to 1.00	6.00 to 1.00	2.75 to 1.00	1.85 to 1.00
September 30, 2008	4.75 to 1.00	6.00 to 1.00	2.75 to 1.00	1.85 to 1.00
December 31, 2008	4.50 to 1.00	5.50 to 1.00	2.90 to 1.00	2.00 to 1.00

2009
March 31, 2009 and thereafter	4.50 to 1.00	4.50 to 1.00	2.90 to 1.00	2.90 to 1.00

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

In addition to the changes to the financial covenants described above, the Second Amendment modifies the pricing for the Senior Secured Term Loan Facility by increasing the applicable margin by .25% if, and for so long as, Graphic Packaging International’s indebtedness under the Senior Secured Credit Agreement is rated less than B+ by Standard & Poor’s Ratings Group (a division of The McGraw Hill Companies Inc.) or less than B1 by Moody’s Investors Service, Inc.

If the negative impact of inflationary pressures on key inputs continues, or depressed selling prices, lower sales volumes, increased operating costs or other factors have a negative impact on the Company’s ability to increase its profitability, the Company may not be able to maintain its compliance with the financial covenants in its Senior Secured Credit Agreement, as amended. The Company’s ability to comply in future periods with the financial covenants in the Senior Secured Credit Agreement will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company’s control and will be substantially dependent on the selling prices for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business and profitability strategies. If a violation of any of the covenants occurred, the Company would attempt to obtain a waiver or an amendment from its lenders, although no assurance can be given that the Company would be successful in this regard. The Senior Secured Credit Agreement and the indentures governing the Senior Subordinated Notes and the Senior Notes have covenants as well as certain cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions. If an event of default occurs, the lenders are entitled to declare all amounts owed to be due and payable immediately.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Concerning Forward-Looking Statements

Certain statements of Graphic Packaging Corporation’s expectations, including, but not limited to, statements regarding the timing of and expenses related to restructuring activities, pension contributions and benefit payments, cost savings from restructuring activities and merger synergies, capital expenditures, the impact of inflation on energy, chemical and fiber costs, the outcome of litigation and environmental proceedings and the reduction of debt in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, inflation of and volatility in raw materials and energy costs, the Company’s ability to implement its business strategies, the Company’s substantial amount of debt, continuing pressure for lower cost products and resulting depressed selling prices, lower sales volumes, rising labor and other operating costs, the Company’s ability to pass these increased costs on to its customers, unfavorable currency translation movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that impact the Company’s ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements. Additional information regarding these and other risks is contained in the Company’s other periodic filings with the SEC.

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

Impact of Inflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, hardwood, chemicals, recycled fibers, purchased paperboard, paper, aluminum foil, ink, plastic films and resins, depreciation expense and labor. The Company continues to be negatively impacted by inflationary pressures which increased costs $74.1 million compared to the first nine months of 2004 and are primarily related to fiber, outside board purchases and corrugated shipping containers ($19.5 million); chemical based inputs ($18.9 million); energy ($12.6 million); labor and related benefits ($11.8 million); freight ($7.0 million); and other ($4.3 million). The Company has entered into contracts designed to mitigate the impact of future cost increases for a significant portion of its natural gas requirements, primarily at its U.S. mills, through March 2006. The Company will continue to evaluate its position regarding natural gas purchase commitments. The Company believes that inflationary pressures will negatively impact its results for 2005 and 2006. Since negotiated contracts and the market largely determine the pricing for its products, the Company is limited in its ability to pass through to its customers any inflationary or other cost increases that the Company may incur in the future. Additionally, the Company’s sales contracts often limit its timing and ability to raise prices, further exacerbating the inflationary problems.

Substantial Debt Obligations. The Company has approximately $2,040 million of outstanding debt obligations as of September 30, 2005. This debt can have significant consequences for the Company, as it requires significant portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates, restricts the Company’s ability to obtain additional financing and limits the Company’s flexibility to respond to changing market conditions and competitive pressures. Covenants in the Company’s Senior Secured Credit Agreement also prohibit or restrict, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees) and payment of dividends, loans or advances and certain other types of transactions. The covenants also require compliance with certain financial ratios. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See “-Liquidity and Capital Resources” and “-Covenant Restrictions” for additional information regarding the Company’s debt obligations.

Commitment to Cost Reduction. In light of increasing margin pressure throughout the paperboard packaging industry, the Company has programs in place that are designed to reduce costs, improve productivity and increase profitability. The Company is continuing to implement a global continuous improvement initiative that uses statistical process control to help design and manage many types of activities, including production and maintenance. This includes a Six Sigma process focused on reducing variable and fixed manufacturing and administrative costs. During the first nine months of 2005, the Company achieved approximately $21 million in net cost savings through its continuous improvement programs and manufacturing initiatives.

The Company is finalizing its initiative designed to enhance the competitiveness of its beverage multiple packaging converting operations and has begun to recognize improved converting performance when comparing against the first nine months of 2004. This initiative has added new manufacturing technology and press capacity, and also includes the consolidation of certain beverage carton converting operations. The Company has made expenditures of approximately $71 million and expects to realize cost savings relative to 2002 from this initiative of approximately $39 million annually by the end of 2005.

As part of the Company’s manufacturing rationalization initiatives, the Company announced in January 2004 its plans to close its Garden Grove, CA converting plant, and in May 2004 announced plans to close its Bow, NH and Clinton, MS converting plants. In addition, the Company announced it is expanding certain of its existing sites, including Fort Smith, AR and Lumberton, NC, and as a result expects to make expenditures of approximately $28 million over the 2004 to 2006 period. The Company has spent approximately $26 million of the projected expenditures through September 30, 2005. By the end of 2006, the Company estimates that it will realize an additional $19 million in annual synergies, improved cost structures and increased productivity as a result of these manufacturing rationalization initiatives.

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

Packaging machinery placements during the first nine months of 2005 decreased approximately 26% compared to the first nine months of 2004 due primarily to timing differences and to the additional placements in 2004 as a result of the success of the new Fridge Vendor® Package. These machines were placed to package cans and bottles for beer, soft drink, water and juice applications. The Company expects packaging machinery placements for 2005 to be lower when compared to 2004 but higher when compared to 2003.

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

For a discussion of recent accounting pronouncements impacting the Company, see Note 3 in Notes to Condensed Consolidated Financial Statements.

Segment Information

The Company reports its results in two business segments: paperboard packaging and containerboard/other. Business segment information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Amounts in Millions)	2005	2004	2005	2004
NET SALES:
Paperboard Packaging	$585.9	$590.7	$1,745.2	$1,731.9
Containerboard/Other	19.5	26.5	66.2	67.5
Total	$605.4	$617.2	$1,811.4	$1,799.4

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$64.7	$67.0	$137.3	$185.3
Containerboard/Other	(3.9)	(3.7)	(12.0)	(19.2)
Corporate	(16.7)	(16.3)	(45.3)	(55.7)
Total	$44.1	$47.0	$80.0	$110.4

RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
		Increase			Increase
		(Decrease)			(Decrease)
	September	From	September	September	From	September
	30,	Prior	30,	30,	Prior	30,
(Amounts in Millions)	2005	Period	2004	2005	Period	2004
Net Sales	$605.4	(1.9)%	$617.2	$1,811.4	0.7%	$1,799.4
Cost of Sales	506.8	(1.2)%	513.0	1,559.8	3.4%	1,508.1
Gross Profit	98.6	(5.4)%	104.2	251.6	(13.6)%	291.3
Selling, General and Administrative	50.1	3.1%	48.6	151.0	3.4%	146.0
Research, Development and Engineering	2.3	9.5%	2.1	7.8	13.0%	6.9
Other Expense, Net	2.1	(67.7)%	6.5	12.8	(54.3)%	28.0
Income from Operations	$44.1	(6.2)%	$47.0	$80.0	(27.5)%	$110.4

THIRD QUARTER 2005 COMPARED WITH THIRD QUARTER 2004

Net Sales

The Company’s Net Sales in the third quarter of 2005 decreased by $11.8 million, or 1.9%, to $605.4 million from $617.2 million in the third quarter of 2004 due primarily to a 3.8% decline in beverage carton sales within North America as a result of lower pricing and soft market demand, particularly for beer cartons; lower volumes in international food and consumer product markets; and lower North American open market rollstock sales and containerboard sales, a portion of these reductions is due to utilizing more rollstock internally, and producing coated board in place of containerboard tons. These decreases were somewhat offset by a 6.1% increase in North American food and consumer product carton sales as a result of higher volumes and increased pricing.

Gross Profit

The Company’s Gross Profit in the third quarter of 2005 decreased by $5.6 million, or 5.4%, to $98.6 million from $104.2 million in the third quarter of 2004. The Company’s gross profit margin decreased to 16.3% in the third quarter of 2005 from 16.9% in the third quarter of 2004. The decrease in gross profit margin was due primarily to inflationary pressures primarily on chemical based inputs, fiber, outside board purchases and corrugated shipping containers, energy, labor and related benefits and freight; and the lower pricing in North American beverage carton markets as a result of increased market competitiveness. The decrease in gross profit margin was somewhat offset by worldwide cost reductions resulting from the Company’s cost reduction initiatives, lower depreciation expense and improved pricing as discussed above.

Selling, General and Administrative

Selling, General and Administrative expenses increased by $1.5 million, or 3.1%, to $50.1 million in the third quarter of 2005 from $48.6 million in the third quarter of 2004, due primarily to higher consulting fees and labor and related benefit costs somewhat offset by lower incentive compensation expenses. As a percentage of Net Sales, Selling, General and Administrative expenses were 8.3% in the third quarter of 2005 versus 7.9% in the third quarter of 2004.

Research, Development and Engineering

Research, Development and Engineering expenses increased by $0.2 million, or 9.5%, to $2.3 million in the third quarter of 2005 from $2.1 million in the third quarter of 2004, due to higher investment related to the Company’s products and packaging machinery.

Other Expense, Net

Other Expense, Net decreased by $4.4 million, or 67.7%, to $2.1 million in the third quarter of 2005 from $6.5 million in the third quarter of 2004. This change was principally due to lower amortization expense of Merger related intangibles of $3.9 million.

Income from Operations

Primarily as a result of the factors discussed above, the Company’s Income from Operations in the third quarter of 2005 decreased by $2.9 million, or 6.2%, to $44.1 million from $47.0 million in the third quarter of 2004, while its operating margin decreased to 7.3% in the third quarter of 2005 from 7.6% in the third quarter of 2004.

Fluctuations in U.S. Currency Exchange Rates

Fluctuations in U.S. dollar currency exchange rates had a minimal impact on Net Sales, Gross Profit, Income from Operations, and operating expenses during the third quarter of 2005.

FIRST NINE MONTHS 2005 COMPARED WITH FIRST NINE MONTHS 2004

Net Sales

The Company’s Net Sales in the first nine months of 2005 increased by $12.0 million, or 0.7%, to $1,811.4 million from $1,799.4 million in the first nine months of 2004 due primarily to a 6.4% increase in North American food and consumer product carton sales as a result of higher volumes and increased pricing, improved pricing in the containerboard medium and linerboard markets, and the positive impact of foreign currency exchange rates of $9.2 million. These increases were somewhat offset by lower volumes in North American open market rollstock sales and lower volumes in international food and consumer product markets as well as lower pricing in North American beverage carton markets as a result of increased market competitiveness.

Gross Profit

The Company’s Gross Profit in the first nine months of 2005 decreased by $39.7 million, or 13.6%, to $251.6 million from $291.3 million in the first nine months of 2004. The Company’s gross profit margin decreased to 13.9% in the first nine months of 2005 from 16.2% in the first nine months of 2004. The decrease in gross profit margin was due primarily to inflationary pressures primarily on chemical based inputs, fiber, outside board purchases and corrugated shipping containers, energy, labor and related benefits and freight; and the lower pricing in North American beverage carton markets as a result of increased market competitiveness. The decrease in gross profit margin was somewhat offset by worldwide cost reductions resulting from the Company’s cost reduction initiatives and improved pricing as discussed above.

Selling, General and Administrative

Selling, General and Administrative expenses increased by $5.0 million, or 3.4%, to $151.0 million in the first nine months of 2005 from $146.0 million in the first nine months of 2004, due primarily to higher consulting fees including those associated with Sarbanes-Oxley compliance efforts and labor and related benefit costs, somewhat offset by lower incentive compensation and depreciation expense. As a percentage of Net Sales, Selling, General and Administrative expenses were 8.3% in the first nine months of 2005 versus 8.1% in the first nine months of 2004.

Research, Development and Engineering

Research, Development and Engineering expenses increased by $0.9 million, or 13.0%, to $7.8 million in the first nine months of 2005 from $6.9 million in the first nine months of 2004, due to higher investment related to the Company’s products and packaging machinery.

Other Expense, Net

Other Expense, Net decreased by $15.2 million, or 54.3%, to $12.8 million in the first nine months of 2005 from $28.0 million in the first nine months of 2004. This change was principally due to lower amortization expense of Merger related intangibles of $14.8 million.

Income from Operations

Primarily as a result of the factors discussed above, the Company’s Income from Operations in the first nine months of 2005 decreased by $30.4 million, or 27.5%, to $80.0 million from $110.4 million in the first nine months of 2004, while its operating margin decreased to 4.4% in the first nine months of 2005 from 6.1% in the first nine months of 2004.

Fluctuations in U.S. Currency Exchange Rates

The weakening of the U.S. dollar currency exchange rates as compared to certain currencies including the euro, other European currencies and the Japanese yen had a favorable impact of $9.2 million on Net Sales, while there was a modest impact on Gross Profit, Income from Operations, and operating expenses during the first nine months of 2005.

INTEREST INCOME, INTEREST EXPENSE, INCOME TAX EXPENSE, AND EQUITY IN NET EARNINGS OF AFFILIATES

Interest Income

Interest Income was $0.4 million in the first nine months of 2005 and $0.3 million in the first nine months of 2004.

Interest Expense

Interest Expense increased by $2.9 million to $115.5 million in the first nine months of 2005 from $112.6 million in the first nine months of 2004, due to the Company’s unhedged floating rate debt being tied to increasing market interest rates. The increase was somewhat offset by lower average debt balances in 2005 and a 25 basis points reduction in interest charged during the first nine months of 2005 on the Term Loan Facility as a result of the October 1, 2004 amendment to the Company’s Senior Secured Credit Agreement.

Income Tax Expense

During the first nine months of 2005, the Company recognized an Income Tax Expense of $14.5 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $35.1 million. During the first nine months of 2004, the Company recognized an Income Tax Expense of $20.4 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $1.9 million. Income Tax Expense for the first nine months of 2005 and 2004 was primarily due to the amortization of goodwill for tax purposes, income earned in certain foreign countries, and tax withholding in foreign jurisdictions.

Equity in Net Earnings of Affiliates

Equity in Net Earnings of Affiliates was $1.0 million in the first nine months of 2005 and $1.2 million in the first nine months of 2004 and related to the Company’s equity investment in the joint venture Rengo Riverwood Packaging, Ltd.

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

Cash Flows

Cash and Equivalents increased by $1.7 million in the first nine months of 2005. Cash provided by operating activities in the first nine months of 2005 totaled $71.2 million, compared to $141.5 million in the first nine months of 2004. This was principally due to lower operating income as well as $17.8 million of cash contributions made to fund the Company’s pension plans and unfavorable changes in operating assets and liabilities, primarily inventories. Cash used in investing activities in the first nine months of 2005 totaled $85.9 million, compared to $103.0 million in 2004. This change was principally due to lower purchases of property, plant and equipment of $31.5 million (see “-Capital Expenditures”) somewhat offset by lower proceeds from the sale of assets. Cash provided by financing activities in 2005 totaled $16.6 million, compared to cash used in financing activities of $30.3 million in 2004. This change was principally due to higher net borrowings under the Company’s revolving credit facilities as well as lower debt payments. Depreciation and amortization during the first nine months of 2005 totaled $155.2 million and is expected to be between approximately $200 million and $210 million for the full year 2005.

Liquidity and Capital Resources

The Company’s liquidity needs arise primarily from debt service on its substantial indebtedness and from the funding of its capital expenditures, ongoing operating costs and working capital.

At September 30, 2005 and December 31, 2004, Long-Term Debt consisted of the following:

	September 30,	December 31,
(Amounts in Millions)	2005	2004
Senior Notes with interest payable semi-annually at 8.5%, payable in 2011	$425.0	$425.0
Senior Subordinated Notes with interest payable semi-annually at 9.5%, payable in 2013	425.0	425.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (6.04% at September 30, 2005 and 4.52% at December 31, 2004) payable through 2010	1,158.0	1,158.0
Senior Secured Revolving Facility with interest payable at various dates at floating rates (7.97% at September 30, 2005) payable in 2009	17.9	—
Other	3.7	3.8
	2,029.6	2,011.8
Less, current portion	7.2	0.8
Total	$2,022.4	$2,011.0

Total debt increased during the first nine months of 2005 from 2004 fiscal year end. This increase is a result of seasonal factors and the negative impact of inflationary pressures. The Senior Notes are rated B- by Standard & Poor’s and B2 by Moody’s Investor Services. During the first nine months of 2005, cash paid for interest was approximately $128 million.

At September 30, 2005, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

	Total Amount of	Total Amount	Total Amount
(Amounts in Millions)	Commitments	Outstanding	Available (A)
Revolving Credit Facility	$325.0	$17.9	$293.2
International Facilities	21.2	9.9	11.3
Total	$346.2	$27.8	$304.5

Note:

(A)      In accordance with its debt agreements, the Company’s availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of $13.9 million as of September 30, 2005. These letters of credit are used as security against its self-insurance obligations, workers’ compensation obligations and an outstanding note payable. These letters of credit expire at various dates through 2006 unless extended.

Principal and interest payments under the Term Loan Facility and the Revolving Credit Facility, together with principal and interest payments on the Senior Notes and the Senior Subordinated Notes, represent significant liquidity requirements for the Company. Based upon current levels of operations, anticipated cost-savings and expectations as to future growth, the Company believes that cash generated from operations, together with amounts available under its Revolving Credit Facility and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, necessary capital expenditure program requirements, ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company’s future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see “-Covenant Restrictions”), will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company’s control and will be substantially dependent on the selling prices and demand for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business and profitability strategies.

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

The Company uses interest rate swaps to manage interest rate risks caused by interest rate changes on its variable rate Term Loan Facility. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense related to the debt. At September 30, 2005, the Company had interest rate swap agreements with a notional amount of $880 million, which expire on various dates from 2005 to 2008 under which the Company will pay fixed rates of 2.31% to 4.53% and receive three-month LIBOR.

Effective as of September 30, 2005, the Company had approximately $1.3 billion of net operating loss carryforwards (“NOLs”). These NOLs generally may be used by the Company to offset taxable income earned in subsequent taxable years. However, the Company’s ability to use these NOLs to offset its future taxable income may be subject to significant limitation as a result of certain shifts in ownership due to direct or indirect transfers of the Company’s common stock by one or more 5 percent stockholders, or issuances or redemptions of the Company’s common stock, which, when taken together with previous changes in ownership of the Company’s common stock, constitute an ownership change under the Internal Revenue Code. Imposition of any such limitation on the use of NOLs could have an adverse effect on the Company’s future after tax free cash flow.

Covenant Restrictions

The Senior Secured Credit Agreement, which governs the Term Loan Facility and the Revolving Credit Facility, is collateralized by substantially all of the Company’s domestic assets and imposes restrictions on the Company’s ability to make capital expenditures, and both the Senior Secured Credit Agreement and the indentures governing the Senior Notes and Senior Subordinated Notes (the “Notes”) limit the Company’s ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company’s ability to respond to market conditions, meet its capital spending program, provide for unanticipated capital investments or take advantage of business opportunities. The covenants contained in the Senior Secured Credit Agreement, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividend and other restricted payments, create liens, make equity or debt investments, make acquisitions, modify the terms of indentures under which the Notes are issued, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, make capital expenditures and engage in certain transactions with affiliates. As of September 30, 2005, the Company was in compliance with the financial covenants in the Senior Secured Credit Agreement.

On October 17, 2005, Graphic Packaging International, a wholly-owned subsidiary of the Company, entered into the Second Amendment (the “Second Amendment”) to the $1.6 billion Senior Secured Credit Agreement dated August 8, 2003 among Graphic Packaging International and the several lenders from time to time parties thereto (the “Original Credit Agreement”). As a result, the Company incurred fees and transaction costs of approximately $4 million.

The Second Amendment relaxed the Consolidated Debt to Credit Agreement EBITDA Leverage Ratio covenant and the Credit Agreement EBITDA to Consolidated Interest Expense Ratio covenant as shown below beginning with the covenant requirements for September 30, 2005.

	Consolidated Debt to Credit Agreement EBITDA Leverage Ratio (A)		Credit Agreement EBITDA to Consolidated Interest Expense Ratio (A)
Four Fiscal Quarters Ending	Previous	As Amended	Previous	As Amended
2005
September 30, 2005	6.15 to 1.00	6.75 to 1.00	2.25 to 1.00	1.75 to 1.00
December 31, 2005	5.75 to 1.00	6.75 to 1.00	2.35 to 1.00	1.75 to 1.00

2006
March 31, 2006	5.75 to 1.00	6.75 to 1.00	2.35 to 1.00	1.75 to 1.00
June 30, 2006	5.75 to 1.00	6.75 to 1.00	2.35 to 1.00	1.75 to 1.00
September 30, 2006	5.75 to 1.00	6.75 to 1.00	2.35 to 1.00	1.75 to 1.00
December 31, 2006	5.25 to 1.00	6.75 to 1.00	2.50 to 1.00	1.75 to 1.00

2007
March 31, 2007	5.25 to 1.00	6.50 to 1.00	2.50 to 1.00	1.75 to 1.00
June 30, 2007	5.25 to 1.00	6.50 to 1.00	2.50 to 1.00	1.75 to 1.00
September 30, 2007	5.25 to 1.00	6.50 to 1.00	2.50 to 1.00	1.75 to 1.00
December 31, 2007	4.75 to 1.00	6.00 to 1.00	2.75 to 1.00	1.85 to 1.00

2008
March 31, 2008	4.75 to 1.00	6.00 to 1.00	2.75 to 1.00	1.85 to 1.00
June 30, 2008	4.75 to 1.00	6.00 to 1.00	2.75 to 1.00	1.85 to 1.00
September 30, 2008	4.75 to 1.00	6.00 to 1.00	2.75 to 1.00	1.85 to 1.00
December 31, 2008	4.50 to 1.00	5.50 to 1.00	2.90 to 1.00	2.00 to 1.00

2009
March 31, 2009 and thereafter	4.50 to 1.00	4.50 to 1.00	2.90 to 1.00	2.90 to 1.00

Note:

(A) See “Credit Agreement EBITDA” below.

In addition to the changes to the financial covenants described above, the Second Amendment modifies the pricing for the Senior Secured Term Loan Facility by increasing the applicable margin by .25% if, and for so long as, Graphic Packaging International’s indebtedness under the Senior Secured Credit Agreement is rated less than B+ by Standard & Poor’s Ratings Group (a division of The McGraw Hill Companies Inc.) or less than B1 by Moody’s Investors Service, Inc.

If the negative impact of inflationary pressures on key inputs continues, or depressed selling prices, lower sales volumes, increased operating costs or other factors have a negative impact on the Company’s ability to increase its profitability, the Company may not be able to maintain its compliance with the financial covenants in its Senior Secured Credit Agreement, as amended. The Company’s ability to comply in future periods with the financial covenants in the Senior Secured Credit Agreement will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company’s control and will be substantially dependent on the selling prices for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business and profitability strategies. If a violation of any of the covenants occurred, the Company would attempt to obtain a waiver or an amendment from its lenders, although no assurance can be given that the Company would be successful in this regard. The Senior Secured Credit Agreement and the indentures governing the Senior Subordinated Notes and the Senior Notes have covenants as well as certain cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions. If an event of default occurs, the lenders are entitled to declare all amounts owed to be due and payable immediately.

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

	Nine Months Ended		Twelve Months Ended
(Amounts in Millions)	September 30, 2005	September 30, 2004	September 30, 2005	December 31, 2004
Net Loss	$(48.6)	$(21.1)	$(88.4)	$(60.9)
Income Tax Expense	14.5	20.4	23.0	28.9
Interest Expense, Net	115.1	112.3	151.8	149.0
Depreciation and Amortization	155.2	173.0	211.1	228.9
Equity in Net Earnings of Affiliates	(1.0)	(1.2)	(1.2)	(1.4)
Credit Agreement Adjustments (A)	18.0	32.9	35.7	50.6
Credit Agreement EBITDA (B)	$253.2	$316.3	$332.0	$395.1

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

Capital Expenditures

The Company’s capital spending in the first nine months of 2005 was $71.9 million, compared to $103.4 million in the first nine months of 2004. During the first nine months of 2005, the Company had capital spending of $32.5 million for improving process capabilities, $15.3 million for the expansion of its Fort Smith, AR and Lumberton, NC converting plants, $13.0 million for manufacturing packaging machinery, $7.0 million for compliance with cluster rules and $4.1 million for its beverage multiple packaging converting operations initiative.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, see Part II, Item 7A, “Quantitative and Qualitative Disclosure about Market Risk”, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as amended. There have been no significant developments with respect to derivatives or exposure to market risk during the first nine months of 2005; see Note 7 in Notes to Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations “-Financial Condition, Liquidity and Capital Resources.”

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2005, solely because of a material weakness in internal control over financial reporting with respect to accounting for deferred taxes as described below.

As described in Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, Amendment No. 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005, each filed on August 9, 2005, the Company has restated its consolidated financial statements for the periods ended March 31, 2005 and September 30, 2004 and for the years ended December 31, 2004, 2003, and 2002 to correct errors relating to accounting for income taxes and related deferred tax liabilities. Based on managements’s review, it has been determined that the errors were inadvertent and unintentional.

A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the Company did not maintain effective controls over the determination of the provision for income taxes and related deferred income tax accounts. Specifically, the Company did not maintain effective controls as to the completeness and accuracy of the income tax provision and the related deferred income tax accounts with respect to differences between the income tax basis and the financial reporting basis of its assets and liabilities. This deficiency resulted in the restatement of the annual consolidated financial statements for 2004, 2003 and 2002, the restatement of the third quarter 2004, the first quarter 2005 as well as audit adjustments to the second quarter 2005 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the income tax provision or related deferred income tax accounts resulting in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. Because this material weakness has not yet been completely remediated, the Company concluded that it did not maintain effective internal control over financial reporting as of September 30, 2005, based on criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control over Financial Reporting

The Company has made progress in designing and implementing improvements in its internal control over financial reporting to address the material weakness in accounting for income taxes. These improvements include, among other things, hiring a tax director, educating and training Company individuals involved in accounting and reporting for income taxes, and enhancing the documentation regarding conclusions reached in the implementation of generally accepted accounting principles. Other than these improvements, there was no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the third quarter of 2005, there were no matters submitted to a vote of security holders.

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

GRAPHIC PACKAGING CORPORATION
(Registrant)

/s/ STEPHEN A. HELLRUNG	Senior Vice President, General
Stephen A. Hellrung	Counsel and Secretary	November 3, 2005

/s/ DANIEL J. BLOUNT	Senior Vice President and
Daniel J. Blount	Chief Financial Officer (Principal	November 3, 2005
Financial Officer)

/s/ DEBORAH R. FRANK	Vice President and Controller
Deborah R. Frank	(Principal Accounting Officer)	November 3, 2005