Form 10-K
period 2005-12-31
GRAPHIC PACKAGING CORP
filed 2006-03-03
CIK 886239

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

COMMISSION FILE NUMBER: 1-13182

Graphic Packaging Corporation
(Exact name of registrant as specified in its charter)

Delaware	58-2205241
(State of incorporation)	(I.R.S. employer identification no.)

814 Livingston Court, Marietta, Georgia (Address of principal executive offices)	30067 (Zip Code)

(770) 644-3000
Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value per share	New York Stock Exchange
Series A Junior Participating Preferred Stock	New York Stock Exchange
Purchase Rights Associated with the Common Stock

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large accelerated filer ☐     Accelarated filer ☑     Non-accelarated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates at June 30, 2005 was $246.5 million.

As of February 24, 2006, there were 198,698,036 shares of the registrant’s Common Stock, $0.01 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2006 are incorporated by reference into Part III of this Annual Report on Form 10-K.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements of Graphic Packaging Corporation’s expectations, including, but not limited to, statements regarding inflationary pressures, cost savings from its continuous improvement programs and manufacturing rationalization, capital spending, and depreciation and amortization, in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, inflation of and volatility in raw material and energy costs, the Company’s substantial amount of debt, continuing pressure for lower cost products, the Company’s ability to implement its business strategies, currency translation movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that impact the Company’s ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements. Additional information regarding these and other risks is contained in Item 1A. Risk Factors herein.

PART I

ITEM 1.	BUSINESS

Overview

Graphic Packaging Corporation (“GPC” and, together with its subsidiaries, the “Company”) is a leading provider of paperboard packaging solutions for a wide variety of products to multinational and other consumer products companies. The Company strives to provide its customers with packaging solutions designed to deliver marketing and performance benefits at a competitive cost by capitalizing on its low-cost paperboard mills and converting plants, its proprietary carton designs and packaging machines, and its commitment to customer service.

The Company focuses on providing a range of paperboard packaging products to major companies with well-recognized brands. Its customers generally have prominent market positions in the beverage, food and household products industries. The Company offers customers its paperboard, cartons and packaging machines, either as an integrated solution or separately. The Company has long-term relationships with major companies, including Altria Group, Inc. (which includes Kraft Foods Inc. and the Philip Morris Companies), Anheuser-Busch Companies, Inc., General Mills, Inc., SABMiller plc., Molson Coors Brewing Company, and numerous Coca-Cola and Pepsi bottling companies.

The Company’s packaging products are made from a variety of grades of paperboard. The Company makes most of its packaging products from coated unbleached kraft paperboard (“CUK board”) and coated recycled paperboard (“CRB”) that the Company produces at its mills, and a portion from paperboard purchased from external sources.

The Company reports its results in two business segments: paperboard packaging and containerboard/other. The Company operates in four geographic areas: the United States, Central and South America, Europe and Asia-Pacific. For business segment and geographic area information for each of the last three fiscal years, see Note 16 in the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data herein.

GPC (formerly known as Riverwood Holding, Inc.) was incorporated on December 7, 1995 under the laws of the State of Delaware. On August 8, 2003, the corporation formerly known as Graphic Packaging International Corporation merged with and into Riverwood Acquisition Sub LLC, a wholly-owned subsidiary of Riverwood Holding, Inc. (“Riverwood Holding”), with Riverwood Acquisition Sub LLC as the surviving entity (the “Merger”). At the closing of the Merger, one share of common stock of Riverwood Holding was exchanged for each share of common stock of Graphic Packaging International Corporation. Riverwood Acquisition Sub LLC then merged into Riverwood Holding, which was renamed Graphic Packaging Corporation. After the Merger, (1) RIC Holding, Inc. merged into Graphic Packaging Holdings, Inc., which was renamed GPI Holding, Inc., and (2) the corporation formerly known as Graphic Packaging Corporation merged into Riverwood International Corporation (“RIC”), which was renamed Graphic Packaging International, Inc. (“Graphic Packaging International”). The corporation formerly known as Graphic Packaging International Corporation and its subsidiaries for periods prior to the Merger are referred to herein as “Graphic.”

The Company’s website is located at http://www.graphicpkg.com. The Company makes available, free of charge through its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such materials are electronically filed or furnished to the Securities and Exchange Commission (the “SEC”), and investor presentations. The information contained or incorporated in the Company’s website is not a part of this Annual Report on Form 10-K.

Paperboard Packaging

The Company’s paperboard packaging products deliver marketing and performance benefits at a competitive cost. The Company supplies paperboard cartons and carriers designed to protect and contain products while providing:

•	convenience through ease of carrying, storage, delivery and food preparation for consumers;

•	a smooth surface printed with high-resolution, multi-color graphic images that help improve brand awareness and visibility of products on store shelves; and

•	durability, stiffness, wet and tear strength, abrasion and heat resistance, leakage protection, microwave heating capabilities and moisture, gas and solvent barriers.

The Company produces paperboard at its mills, prints and cuts (“converts”) the paperboard into cartons at its converting plants and designs and manufactures specialized, proprietary packaging machines that package bottles and cans and, to a lesser extent, non-beverage consumer products. The Company installs its packaging machines at customer plants under long-term leases and provides support, service and advanced performance monitoring of the machines. The Company also sells the paperboard it produces to independent converters.

The Company offers a variety of laminated, coated and printed packaging structures that are produced from its CUK board and CRB, as well as other grades of paperboard that are purchased from third party suppliers. The Company produces cartons using diverse structural designs and combinations of paperboard, films, foils, metalization, holographics, embossing and other characteristics that are tailored to the needs of individual products. The Company provides a wide range of paperboard packaging solutions for the following end-use markets:

•	beverage, including beer, soft drinks, water and juices;

•	food, including cereal, desserts, frozen and microwavable foods and pet foods;

•	prepared foods, including snacks, quick serve foods in restaurants and food service products;

•	household products, including dishwasher and laundry detergent, health care and beauty aids and tissues and papers; and

•	tobacco, including flip top boxes and long cartons.

For its beverage customers, the Company supplies beverage cartons in a variety of designs and formats, including 6, 8, 12, 18, 24 and 30 unit multi-packs. Its proprietary high speed beverage packaging machines package cans, bottles and other beverage containers into its beverage cartons. The Company believes the use of such machines creates “pull-through” demand for its cartons which in turn creates demand for its CUK board. The Company seeks to increase the customers’ use of its integrated packaging solutions in order to improve its revenue opportunities, enhance customer relationships, provide customers with greater packaging line and supply chain efficiencies and overall cash benefits, and expand opportunities for the Company to provide value-added support and service. The Company enters into annual or multi-year carton supply contracts with its beverage packaging customers, which generally require the customer to purchase a fixed portion of its carton requirements from the Company. Particularly in its international operations, the Company’s CUK board may be sold to and converted by joint ventures and licensees of its beverage carton machines which, in turn, sell converted beverage cartons to end-users for use on the Company’s proprietary packaging machines. The Company also sells CUK board that the Company produces to customers for use on third-party packaging machines.

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

Promotional Packaging.  The Company offers a broad range of promotional packaging options that help differentiate its customers’ products. The Company provides products designed to enhance point-of-purchase and marketing opportunities through package shapes, portability, metallization, holographics, embossing and micro-embossing, brilliant high-tech inks, specialized coatings, hot-stamp metal foil surfaces, in-pack and on-pack customized promotions, inserts, windows and die-cuts. These promotional enhancements improve brand awareness and visibility on store shelves.

Convenience Packaging.  These packaging solutions improve package usage and food preparation:

•	beverage multiple packaging — Fridge Vendor® and 6, 8, 12, 18, 24 and 30 unit multi-packs for beer, soft drinks, water and juices;

•	active microwave technologies — Micro-Rite® bake-in-the-box, Focus Qwik Wave® trays, Quilt Wavetm and MicroFlex® Q substrates;

•	alternative containers — Z-Flute® packaging for club stores, paperboard cans and formed trays;

•	easy opening and closing features — pour spouts and resealable liners; and

•	ComposiGard® — the Company’s alternative to traditional “bag-in-box” packaging.

Barrier Packaging.  The Company provides packages that protect against moisture, grease, oil, oxygen, sunlight, insects and other potential product-damaging factors. Its barrier technologies integrate a variety of specialized laminate and extruded film layers, metallized package layers, package sealing, applied coatings and other techniques — all customized to specific barrier requirements.

Converting Operations

The Company converts CUK board and CRB, as well as other grades of paperboard, into cartons at 24 carton converting plants that the Company operates in the United States, Canada, the United Kingdom, Spain, France and Brazil, as well as through converting plants associated with its joint ventures in Japan and Denmark and contract converters and at licensees in other markets outside the United States. The converting plants print, cut and glue paperboard into cartons designed to meet customer specifications. These plants utilize roll-fed web-printing presses with in-line cutters and sheet-fed printing presses to print and cut paperboard. Printed and cut cartons are in turn glued and shipped to the Company’s customers.

The Company’s U.S. converting plants are dedicated to converting paperboard produced by the Company, as well as paperboard supplied by outside producers, into cartons. The presses at the Company’s U.S. converting plants have high cutting and printing speeds, thereby reducing the labor hours per ton of cartons produced for the high-volume U.S. market. The Company’s international converting plants convert paperboard produced by the Company, as well as paperboard supplied by outside producers, into cartons. These converting plants outside of the United States are designed to meet the smaller volume orders of these markets.

Paperboard Production

CUK Board Production.  The Company is the larger of two worldwide producers of CUK board. CUK board is a specialized high-quality grade of paperboard with excellent wet and dry tear strength characteristics and printability for high resolution graphics that make it particularly suited for a variety of packaging applications. The Company produces CUK board at its West Monroe, Louisiana mill and its Macon, Georgia mill. The Company has three machines at its West Monroe mill and two machines at its Macon mill capable of making paperboard. These mills have a current total combined annual production capacity of approximately 1.2 million gross tons of CUK board. The Company’s CUK board production at its West Monroe and Macon mills was approximately 694,000 tons and 533,000 tons, respectively, in 2005.

CUK board is manufactured from blends of pine and hardwood fibers and, in some cases, recycled fibers, such as double lined kraft cuttings from corrugated box plants (“DLK”) and clippings from its converting operations. Virgin fiber is obtained in the form of wood chips or pulp wood acquired through open market purchases or the Company’s long-term purchase contract with Plum Creek Timber Company, L.P. See “— Energy and Raw Materials.” Wood chips are chemically treated to form softwood and hardwood pulp, which are then blended (together, in some cases, with recycled fibers). In the case of carrierboard (paperboard used in the beverage industry’s multi-pack cartons), chemicals are added to increase moisture resistance. The pulp is then processed through the mill’s paper machines, which consist of a paper-forming section, a press section (where water is removed by pressing the wet paperboard between rolls), a drying section and a coating section. Coating on CUK board, principally a mixture of pigments, binding agents and water, provides a white, smooth finish, and is applied in multiple steps to achieve desired levels of brightness, smoothness and shade on the print side of the paperboard. After the CUK board is coated, it is wound into rolls, which are then shipped to the Company’s converting plants or to outside converters.

CRB Production.  The Company’s CRB is a grade of recycled paperboard that offers superior quality graphics, strength and appearance characteristics when compared to other recycled grades. The Company has two machines at its Kalamazoo, Michigan mill capable of making paperboard. The Company’s CRB production at its Kalamazoo, Michigan mill was approximately 378,000 tons in 2005. The mill is the largest CRB facility in North America. The mill’s paperboard is specifically designed to maximize throughput on high-speed web-litho presses. The Company consumes approximately 90% of the Kalamazoo mill’s output in its carton converting operations, and the mill is an integral part of its low cost converting strategy.

White Lined Chip Board.  The Company produces white lined chip (“WLC”) board at its mill in Norrköping, Sweden, and produced approximately 160,000 tons of such board during 2005. WLC board which is similar to CRB, is used for a variety of folding carton applications principally throughout Europe. The Company’s WLC board incorporates recycled fibers to meet the demands of the European marketplace.

Packaging Design and Proprietary Packaging Machinery

The Company has five research and design centers located in Golden, Colorado, Marietta, Georgia, Menasha, Wisconsin, West Monroe, Louisiana and Mississauga, Ontario, Canada. At these centers, the Company designs, tests and manufactures prototype packaging for consumer products packaging applications. The Company designs and tests packaging machinery at its Marietta, Georgia product development center. The Company’s Golden, Colorado product development center contains full size pilot lines that can simulate the manufacturing environments of customers. The Company utilizes a network of computer equipment at its converting facilities to provide automated computer-to-plate graphic services designed to improve efficiencies and reduce errors associated with the pre-press preparation of printing plates.

At the Company’s two microwave laboratories, in Menasha, Wisconsin and Mississauga, Ontario, the Company designs, prototypes, tests and reports food performance as part of the full-service, turn-key microwave solutions for its food customers. The Company has broad technical expertise in chemistry, paper science, microwave engineering, mechanical engineering, physics, electrical engineering, and food science. This experience base, along with food technologists and investment in sample line equipment and operators, enables the Company to rapidly design and test prototypes to help its customers develop, test and launch successful microwave products into the market.

The Company’s engineers create and test packaging designs, processes and materials based on market and customer needs, which are generally characterized as enhanced stacking or tear strength, promotional or aesthetic appeal, consumer convenience or barrier properties. Concepts go through a gated review process through their development to ensure that resources are being focused on those projects that are most likely to succeed commercially. The Company also works to refine and build on current proprietary materials, processes and designs.

At the Company’s product development center in Marietta, Georgia, the Company integrates carton and packaging machinery designs from a common database balancing carton manufacturing costs and packaging line performance. The Company also manufactures and designs packaging machines for beverage multiple packaging and other consumer products packaging applications at its principal U.S. manufacturing facility in Crosby, Minnesota and at a facility near Barcelona, Spain. The Company leases substantially all of its packaging machines to customers, typically under machinery use agreements with original terms of three to six years.

The Company employs a “pull-through” marketing strategy for its beverage multiple packaging customers, the key elements of which are (1) the design and manufacture of proprietary packaging machines capable of packaging plastic and glass bottles, cans and other primary containers, (2) the installation of the machines at beverage customer locations under multi-year machinery use arrangements and (3) the development of proprietary beverage cartons with high-resolution graphics for use on those machines.

The Company’s packaging machines are designed to package polyethylene terephthalate (“PET”) bottles, glass bottles, cans and other primary beverage containers, as well as non-beverage consumer products, using cartons designed by the Company, made from its paperboard and converted into cartons by the Company, its joint venture partners or its licensees. In order to meet customer requirements, the Company has developed an extensive portfolio of packaging machines consisting of three principal machinery lines, including over eight different models of packaging machines. Its machines package cans and PET or glass bottles in a number of formats including baskets, clips, trays, wraps and fully enclosed cartons. These machines have packaging ranges from 2 to 36 cans per package and have the ability to package cans at speeds of up to 3,000 cans per minute.

The Company manufactures and leases packaging machines to its non-beverage consumer products packaging customers, internationally and in the United States, but to a lesser extent than its beverage multiple packaging customers. Its non-beverage consumer products packaging machines are designed to package cans or bottles in wraps or fully enclosed cartons. The Company also manufactures ancillary equipment, such as machines for inserting coupons in cartons or for dividing or turning filled packages for conveying.

The Company has introduced innovative beverage packaging machines such as its Quikflex® family of machines that package Fridge Vendor® and Twin-Stack® style cartons. The Quikflex TS®, a double-layer multiple packaging design, packages Twin-Stack® cartons providing better portability and a more visible billboard, or advertising space, compared with conventional large-volume multipacks. Double layer packaging allows for cans to be stacked vertically in a double layer in the same paperboard carton. The Company’s other lines of packaging machines include the Marksman®, a family of machines designed to package bottles, cans, juice boxes and dairy products in a variety of wrap configurations and the Autoflex, a machine designed to package bottles in a variety of basket style carton configurations. The Company’s newest packaging machines incorporate an advanced performance monitoring system called RADAR. This system provides continuous monitoring and reporting to the Company in real time over the Internet of the performance of packaging machines installed at customers’ sites and provides technical support on-line and improved operational performance.

Marketing and Distribution

The Company markets its paperboard and paperboard-based products principally to multinational brewers, soft drink bottlers, food companies, and other well-recognized consumer products companies. It also sells paperboard in the open market to independent paperboard converters.

The Company’s major customers for beverage cartons include Anheuser-Busch Companies, Inc., SABMiller plc, Molson Coors Brewing Company, numerous Coca-Cola and Pepsi bottling companies, Inbev and Asahi Breweries. The Company also sells beverage paperboard in the open market to independent converters, including licensees of its proprietary carton designs, for the manufacture of beverage cartons.

The Company’s non-beverage consumer products packaging customers include Altria Group, Inc., General Mills, Inc., Nestle Group, Unilever, PepsiCo, Inc., Kellogg Company, The Schwan Food Company and Perseco. It also sells its paperboard to numerous independent converters who convert the paperboard into cartons for consumer products. The Company has entered into agreements with a number of major independent converters. Under the terms of these agreements, the converters agree to purchase a significant portion of their paperboard requirements from the Company and to assist the Company in customer development efforts designed to grow the market for paperboard.

Distribution is primarily accomplished through direct sales offices in the United States, Australia, Brazil, Denmark, Germany, Hong Kong, Italy, Japan, Mexico, Singapore, Spain, Sweden and the United Kingdom and, to a lesser degree, through broker arrangements with third parties. The Company’s selling activities are supported by its technical and developmental staff.

During 2005, the Company did not have any one customer who represented 10% or more of its net sales.

Joint Ventures

To market machinery-based packaging systems, the Company is a party to joint ventures with Rengo Company Limited (in Japan) and Graphic Packaging International Schur A/S (in Scandinavia), in which it holds a 50% and 60% ownership interest, respectively. The joint venture agreements cover CUK board supply, use of proprietary carton designs and marketing and distribution of packaging systems.

Competition

A relatively small number of large competitors hold a significant portion of the paperboard packaging industry. The Company’s primary competitors include Caraustar Industries, Inc., Field Container Company, L.P., International Paper Company, MeadWestvaco Corporation, Packaging Corporation of America, R.A. Jones & Company, Inc., Rock-Tenn Company and Smurfit-Stone Container Corporation. There are only two major producers in the United States of CUK board, MeadWestvaco Corporation and the Company. The Company faces significant competition in its CUK board business from MeadWestvaco as well as from other packaging materials manufacturers. Like the Company, MeadWestvaco produces and converts CUK board, designs and places packaging machines with customers and sells CUK board in the open market.

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

In non-beverage consumer products packaging, the Company’s paperboard competes principally with MeadWestvaco’s CUK board, recycled clay-coated news (“CCN”) and solid bleached sulphate board (“SBS”) from numerous competitors and, internationally, WLC board and folding boxboard. Paperboard grades compete based on price, strength and printability. CUK board and CRB have generally been priced in a range that is lower than SBS board. There are a large number of producers in the paperboard markets, which are subject to significant competitive and other business pressures. Suppliers of paperboard compete primarily on the basis of price, strength and printability of their paperboard, quality and service.

Containerboard/Other

In the United States, the Company manufactures containerboard — linerboard, corrugating medium and kraft paper — for sale in the open market. Corrugating medium is combined with linerboard to make corrugated containers. Kraft paper is used primarily to make grocery bags and sacks. Although the Company’s principal paper machines have the capacity to produce both linerboard and CUK board, the Company has shifted significant mill capacity away from linerboard production on its CUK board machines to more profitable packaging applications and intends to stop producing linerboard. The Company continues to operate two paper machines dedicated to the production of corrugating medium and kraft paper at its West Monroe mill.

In 2005, the Company shipped approximately 127,000 tons of corrugating medium, approximately 36,000 tons of kraft paper and approximately 13,000 tons of linerboard from its West Monroe mill. In 2005, the Company also shipped approximately 36,000 tons of various other linerboard products.

The primary customers for the Company’s U.S. containerboard production are independent and integrated corrugated converters. The Company sells corrugating medium and linerboard through direct sales offices and agents in the United States. Outside of the United States, linerboard is primarily distributed through independent sales representatives.

The Company’s containerboard business operates within a highly fragmented industry. Most products within this industry are viewed as commodities, consequently, selling prices tend to be cyclical, being affected by economic activity and industry capacity.

Energy and Raw Materials

Pine pulpwood, hardwood, paper and recycled fibers, (including DLK and old corrugated containers (“OCC”)) and energy used in the manufacture of paperboard, as well as various chemicals used in the coating of paperboard represent the largest components of the Company’s variable costs of paperboard production. The cost of these materials is subject to market fluctuations caused by factors beyond the Company’s control.

Since the October 1996 sale of the Company’s timberlands in Louisiana and Arkansas, the Company relies on private landowners and the open market for all of its pine pulpwood, hardwood and recycled fiber requirements, supplemented by CUK board clippings that are obtained from its converting operations. Under the terms of the sale of those timberlands, the Company entered into a 20-year supply agreement with the buyer, Plum Creek Timber Company, L.P., with a 10-year renewal option, for the purchase by the Company, at market-based prices, of a majority of the West Monroe mill’s requirements for pine pulpwood and residual chips, as well as a portion of its needs for hardwood at the West Monroe mill. An assignee of Plum Creek supplies residual chips to the Company pursuant to this supply agreement. The Company purchases the remainder of the wood fiber used in CUK board production at the West Monroe mill from other private landowners in this region. The Company believes that adequate supplies of open market timber currently are available to meet its fiber needs at the West Monroe mill.

The Macon mill purchases most of its fiber requirements on the open market, and is a significant consumer of recycled fiber, primarily in the form of clippings from the Company’s domestic converting plants as well as DLK and other recycled fibers. The Company has not experienced any significant difficulties obtaining sufficient DLK or other recycled fibers for its Macon mill operations, which the Company purchases in part from brokers located in the eastern United States. The Macon mill purchases substantially all of its pine pulpwood and hardwood requirements from private landowners in central and southern Georgia. Because of the adequate supply and large concentration of private landowners in this area, the Company believes that adequate supplies of pine pulpwood and hardwood timber currently are available to meet its fiber needs at the Macon mill.

The Kalamazoo mill produces paperboard made primarily from OCC, old newsprint (“ONP”), and boxboard clippings. ONP and OCC recycled fibers are purchased through brokers at market prices and, less frequently, purchased directly from sources under contract. Boxboard clippings are provided by the Company’s folding carton converting plants and, to a lesser degree, purchased through brokers. The market price of each of the various recycled fiber grades fluctuates with supply and demand. The Company has many sources for its fiber requirements and believes that the supply is adequate to satisfy its needs.

In addition to paperboard that is supplied to its converting operations from its own mills, to a lessor extent, the Company converts a variety of other paperboard grades such as SBS and uncoated recycled board. The Company purchases such paperboard requirements, including additional CRB, from outside vendors, in some cases through multi-year supply agreements.

Energy, including natural gas, fuel oil and electricity, represents a significant portion of the Company’s manufacturing costs. The Company has entered into contracts designed to manage risks associated with future variability in cash flows and price risk related to future energy cost increases for a significant portion of its natural gas requirements, primarily at its U.S. mills through December 2006. The Company plans to continue its hedging program for natural gas. Refer to Note 15 in Notes to Consolidated Financial Statements.

The Company purchases a variety of other raw materials for the manufacture of its paperboard and cartons, such as inks, aluminum foil, plastic filling, plastic resins, adhesives, process chemicals and coating chemicals such as kaolin and titanium dioxide. While such raw materials are generally readily available from many sources, and the Company is not dependent upon any one source of such raw materials, the Company has developed strategic long-standing alliances with some of its vendors, including the use of multi-year supply agreements, in order to provide a guaranteed source of raw materials that satisfies customer requirements.

The Company continues to be negatively impacted by inflationary pressures, including higher costs for chemical-based inputs, energy and fiber and believes these higher costs will negatively impact its results for 2006. Since negotiated contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to pass through to its customers any inflationary or other cost increases that the Company may incur in the future.

Seasonality

The Company’s net sales, income from operations and cash flows from operations are subject to moderate seasonality, with demand usually increasing in the spring and summer due to the seasonality of the worldwide beverage multiple packaging markets.

Working Capital

The Company continues to focus on reducing working capital needs and increasing liquidity. The Company’s working capital needs arise primarily from maintaining a sufficient amount of inventories to meet the delivery requirements of the Company’s customers and its policy to extend short-term credit to customers.

Research, Development and Engineering

The Company’s research and development staff works directly with its sales and marketing personnel in meeting with customers and pursuing new business. The Company’s development efforts include, but are not limited to, extending the shelf life of customers’ products, reducing production costs, enhancing the heat-managing characteristics of food packaging and refining packaging appearance through new printing techniques and materials. The Company’s revolutionary Fridge Vendor® carton, a horizontal beverage 12-pack that delivers cold beverages while conserving refrigerator space, is but one example of the Company’s successful projects involving both carton and machine design to introduce a new consumer friendly package. This patented package has proven popular with consumers because it’s convenient and with the Company’s customers because it sells more product. Another recent award-winning package solution is the Company’s Micro-Rite® even heating trays that are used for frozen entrees or side dishes that do not need browning and crisping. This new product line delivers conventional oven quality at microwave preparation speed and convenience to meet the needs of today’s consumers.

Patents and Trademarks

As of December 31, 2005, the Company had a large patent portfolio, presently owning, controlling or holding rights to more than 1,700 U.S. and foreign patents, with more than 475 U.S. and foreign patent applications currently pending. The Company’s patent portfolio consists primarily of patents relating to packaging machinery, manufacturing methods, structural carton designs and microwave and barrier protection packaging. These patents and processes are significant to the Company’s operations and are supported by trademarks such as Z-flute®, Fridge Vendor®, Composipac® and Micro-Rite® Quiltwavetm and Tower Packtm. The Company takes significant steps to protect its intellectual property and proprietary rights, but may not be completely successful in all instances. The Company does not believe that the expiration of any of its patents at the end of their normal lives would have a material adverse effect on its financial condition or results of operations, and the Company’s operations are not dependent upon any single patent or trademark.

Employees and Labor Relations

As of December 31, 2005, the Company had approximately 7,800 employees worldwide (excluding employees of joint ventures), of which approximately 51% were represented by labor unions and covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

Employees covered by collective bargaining agreements are located at 11 different sites with 11 union contracts. The contracts with employees represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union (“USW”), formerly PACE, at the Company’s Charlotte, NC and West Monroe, LA converting operations were scheduled to expire on August 12, 2005 and August 31, 2005, respectively. The Company and the USW negotiated a new four (4) year agreement in Charlotte, NC that runs from August 13, 2005 through August 12, 2009. Negotiations with USW for the West Monroe, LA converting facility continue to date with the old contract in force.

In addition to employees at the Charlotte, NC and West Monroe, LA, USW represents employees at the Gordonsville, TN, and Cincinnati, OH converting plants; the Macon, GA Paper mill; the West Monroe, LA Paper mill and the Kalamazoo, MI converting plant and mill. Both USW and International Brotherhood of Teamsters (“IBT”) formerly GCIU, represent employees at the Wausau, WI and Menasha, WI converting plants and the International Association of Machinists and Aerospace Workers and the International Brotherhood of Electrical Workers also represent certain maintenance employees at the Macon, GA Paper mill who are covered by the same agreement as the Company has with USW.

The Company’s contracts with USW and the IBT that cover employees at the Menasha and Wausau, WI plants extend through October 31, 2008 and June 30, 2009 respectively. The contract with the IBT covering certain employees at the Kalamazoo, MI transportation center extends through July 31, 2010.

The contract with USW at the Gordonsville, TN facility runs through October 14, 2007 and at the Macon, GA mill, a seven-year agreement with USW extends from January 1, 2004 through December 31, 2010. At the West Monroe Paper mill, a six-year contract with USW covers the period from March 1, 2003 to February 28, 2009. A contract was also reached in 2003 with USW for the Kalamazoo facility, which will expire in January 2008. The Company’s labor agreement with USW for its Cincinnati, OH converting plant covers the five-year period from February 1, 2001 through January 31, 2006. Negotiations with USW for the Cincinnati, OH converting facility continue to date with the old contract in force.

IBT represented employees in the Clinton, MS converting plant were operating under a six-year contract covering the six-year period from February 1, 2003 through January 31, 2009, until the facility was permanently closed during the fourth quarter of 2005.

The Association of Western Pulp & Paper Union (“AWP & PU”) represents employees at the North Portland, OR converting plant. In 2002, a four-year agreement was reached at the North Portland converting plant which expired February 28, 2006. Negotiations with AWP & PU for the North Portland, OR converting facility are scheduled to begin in March 2006.

The Company’s international employees are represented by unions in Brazil, France, Spain, Sweden and the United Kingdom.

Environmental Matters

Certain environmental matters in which the Company is involved are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Matters.”

ITEM 1A.	RISK FACTORS

The following important factors, and those important factors described elsewhere in this report, could affect (and in some cases have affected) the Company’s actual results and could cause such results to differ materially from estimates or expectations reflected in the forward-looking statements:

•	Because of the Company’s substantial debt, its ability to obtain additional financing may be impaired; a substantial portion of its operating cash flow must be dedicated to service its debt, thus reducing funds available for other purposes; the Company is exposed to risk of increased interest costs because a portion of its borrowings are at variable rates of interest; and the Company’s flexibility to adjust to changing market conditions and its ability to withstand competitive pressures could be limited.

•	The Company’s ability to generate the significant amount of cash needed to service its debt, and to comply with the covenants and restrictions contained in its debt instruments, will depend on its financial and operating performance, which, in turn, is subject to prevailing economic and competitive conditions and to the following financial and business factors: operating difficulties, increased operating costs, increased raw materials and energy costs, market cyclicality, product prices, the response of competitors, regulatory developments and delays in implementing strategic projects.

•	Significant increases in the cost of energy or raw materials could have a material adverse effect on the Company’s margins and income from operations.

•	The Company’s ability to implement successfully its business strategies and to realize anticipated savings is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control.

•	The Company is dependent on key customers and strategic relationships, and the loss of or reduced sales to key customers or changes in these relationships could result in decreased revenues, impact the Company’s cash flows and harm its financial position.

•	The Company faces intense competition and, if it is unable to compete successfully against other manufacturers of paperboard or cartons, it could lose customers and its revenues may decline.

•	The Company’s net sales and profitability could be affected by intense pricing pressures. If the Company’s facilities are not as cost efficient as those of its competitors, or if its competitors otherwise choose to lower prices, the Company may lose customers to its competitors, which may negatively impact its revenues, cash flows and financial condition.

•	The Company’s ability to generate cash flows is dependent in significant part on the sales volume and selling prices that it realizes for its products.

•	Markets may not be able to absorb the Company’s entire paperboard production, which may negatively impact the Company’s financial condition and results of operations.

•	Any prolonged disruption in production due to labor difficulties, equipment failures, destruction of or material damage to any of the Company’s facilities could have a material adverse effect on the Company’s net sales, margins and cash flows.

•	The Company may not be able to adequately protect its intellectual property and proprietary rights, which could harm its future success and competitive position.

•	The Company is subject to environmental, health and safety laws and regulations, and costs to comply with such laws and regulations, or any liability or obligation imposed under such laws or regulations, could negatively impact its financial condition and results of operations.

•	Work stoppages and other labor relations matters may make it substantially more difficult or expensive for the Company to manufacture and distribute its products, which could result in decreased sales or increased costs, either of which would negatively impact its financial condition and results of operations.

•	The Company is subject to significant risks associated with operating in foreign countries. Foreign currency risks and exchange rate fluctuations could hinder the results of the Company’s international operations, and the strength of the U.S. dollar could disadvantage the Company relative to its foreign competitors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Headquarters

The Company’s principal executive offices are located in Marietta, GA, where it currently leases approximately 52,000 square feet of office space.

Manufacturing Facilities

A listing of the principal plants and properties owned or leased and operated by the Company is set forth below. The Company’s buildings are adequate and suitable for the business of the Company. The Company also leases certain smaller facilities, warehouses and office space throughout the United States and in foreign countries from time to time.

	Floor Space in	Related Segment(s)
Type of Facility and Location	Square Feet	or Use of Facility

Paperboard Mills:
West Monroe, LA	1,535,000	Paperboard Packaging; Containerboard/Other
Macon, GA	756,000	Paperboard Packaging; Containerboard/Other
Kalamazoo, MI	1,330,000	Paperboard Packaging
Norrköping, Sweden	417,000	Paperboard Packaging
Converting Plants:
West Monroe, LA	695,000	Paperboard Packaging
Cincinnati, OH	240,000	Paperboard Packaging
Perry, GA (1)	267,000	Paperboard Packaging
Centralia, IL	283,000	Paperboard Packaging
Charlotte, NC	120,000	Paperboard Packaging
Fort Smith, AR	327,000	Paperboard Packaging
Golden, CO	299,000	Paperboard Packaging
Gordonsville, TN (2)	173,000	Paperboard Packaging
Kalamazoo, MI	238,000	Paperboard Packaging
Kendallville, IN	100,000	Paperboard Packaging
Lawrenceburg, TN	323,000	Paperboard Packaging
Lumberton, NC	246,000	Paperboard Packaging
Menasha, WI	442,000	Paperboard Packaging
Mitchell, SD	258,000	Paperboard Packaging
Portland, OR	530,000	Paperboard Packaging
Richmond, VA	130,000	Paperboard Packaging
Tuscaloosa, AL	126,000	Paperboard Packaging
Wausau, WI	481,000	Paperboard Packaging
Mississauga, Ontario, Canada (3)	44,000	Paperboard Packaging
Bristol, Avon, United Kingdom	357,000	Paperboard Packaging
Igualada, Barcelona, Spain (3)	131,000	Paperboard Packaging
Beauvois en Cambresis, France (3)	70,000	Paperboard Packaging
Le Pont de Claix, France	120,000	Paperboard Packaging
Jundiai, Sao Paulo, Brazil	95,000	Paperboard Packaging
Packaging Machinery/Other:
Crosby, MN	188,000	Packaging machinery engineering design and manufacturing
Marietta, GA (3)	31,000	Research and development and packaging machinery engineering design
Igualada, Barcelona, Spain (3)	22,000	Packaging machinery engineering design and manufacturing
Golden, CO	26,000	Research and development/office
Mississauga, Ontario, Canada (3)	7,000	Research and development
West Monroe, LA	12,000	Research and development
Menasha, WI	5,000	Research and development

Notes:

(1)	The facility is leased from the Middle Georgia Regional Development Authority in consideration of the issuance of industrial development bonds by such entity.

(2)	Two facilities, one leased.

(3)	Leased facility.

ITEM 3.	LEGAL PROCEEDINGS

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

During the fourth quarter of 2005, there were no matters submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the definitive proxy statement that will be filed within 120 days after December 31, 2005.

Jeffrey H. Coors, 61, has been the Executive Chairman and a director of GPC since the closing of the Merger. Mr. Coors was Chairman of Graphic from 2000 and until the closing of the Merger, and was its Chief Executive Officer and President from Graphic’s formation in 1992 and until the closing of the Merger. Mr. Coors served as Executive Vice President of the Adolph Coors Company from 1991 to 1992 and as its President from 1985 to 1989, as well as at Coors Technology Companies as its President from 1989 to 1992.

Stephen M. Humphrey, 61, has been the President and Chief Executive Officer and a director of GPC since the closing of the Merger. From March 1997 until the closing of the Merger, Mr. Humphrey was the President and Chief Executive Officer and a director of Riverwood, RIC Holding, Inc. and RIC. From 1994 through 1996, Mr. Humphrey was Chairman, President and Chief Executive Officer of National Gypsum Company, a manufacturer and supplier of building products and services. From 1981 until 1994, Mr. Humphrey was employed by Rockwell International Corporation, a manufacturer of electronic industrial, automotive products, telecommunications systems and defense electronics products and systems, where he held a number of key executive positions.

David W. Scheible, 49, has been the Company’s Chief Operating Officer since October 2004. Previously, Mr. Scheible served as the Company’s Executive Vice President of Commercial Operations since the closing of the Merger. Mr. Scheible served as Graphic’s Chief Operating Officer from June 1999 until the closing of the Merger. He was President of Graphic’s Flexible Division from January to June 1999. Before joining Graphic, he was affiliated with the Avery Denison Corporation, working most recently as its Vice President and General Manager of the Specialty Tape Division from 1995 through January 1999 and Vice President and General Manager of the Automotive Division from 1993 to 1995.

Daniel J. Blount, 50, has been the Company’s Senior Vice President and Chief Financial Officer since September 2005. From October 2003 until September 2005, he was the Senior Vice President, Integration. From August 2003 until October 2003, he was the Senior Vice President, Integration, Chief Financial Officer and Treasurer. From June 2003 until August 2003, he was Senior Vice President, Chief Financial Officer and Treasurer of Riverwood, RIC Holding, Inc. and RIC. From September 1999 until June 2003, Mr. Blount was Senior Vice President and Chief Financial Officer of Riverwood, RIC Holding, Inc. and RIC. Mr. Blount was named Vice President and Chief Financial Officer of Riverwood, RIC Holding, Inc. and RIC in September 1998. Prior to joining Riverwood, Mr. Blount spent 13 years at Montgomery Kone, Inc., an elevator, escalator and moving ramp product manufacturer, installer and service provider, lastly as Senior Vice President, Finance.

Stephen A. Hellrung, 58, has been the Company’s Senior Vice President, General Counsel and Secretary since October 2003. He was Senior Vice President, General Counsel and Secretary of Lowe’s Companies, Inc., a home improvement specialty retailer, from April 1999 until June 2003. Prior to joining Lowe’s Companies, Mr. Hellrung held similar positions with The Pillsbury Company and Bausch & Lomb, Incorporated.

Wayne E. Juby, 58, has been the Company’s Senior Vice President, Human Resources since the closing of the Merger. Mr. Juby was the Senior Vice President, Human Resources of Riverwood, RIC Holding, Inc. and RIC, from April 2001 until the closing of the Merger. Mr. Juby joined Riverwood in November 2000. From November 2000 until April 2001, Mr. Juby was Director, Corporate Training, of Riverwood. Prior to joining Riverwood, Mr. Juby was Vice President, Human Resources, of National Gypsum Company, from 1994 until 1996.

Robert M. Simko, 46, has been the Company’s Senior Vice President — Paperboard Division since December 19, 2005. From October 2002 to December 2005, Mr. Simko served as the Company’s Vice President, Supply Chain Operations. Mr. Simko joined the Company in February 1999 as the Vice President and Resident Manager, Georgia Paperboard Operations after serving as the Director of Operations for Sealright Co., Inc. for approximately three years and holding several key manufacturing positions with the Films Division at Mobil Chemical Co.

Michael R. Schmal, 53, has been the Company’s Senior Vice President, Beverage Division since the closing of the Merger and was the Vice President and General Manager, Brewery Group of Riverwood from October 1, 1996 until the closing of the Merger. Prior to that time, Mr. Schmal held various positions at Riverwood since joining the Company in 1981.

Donald W. Sturdivant, 45, has been the Company’s Senior Vice President, Consumer Packaging Division since December 2005. From the closing of the merger through December 2005, he served as the Company’s Senior Vice President, Universal Packaging Division. Mr. Sturdivant joined Graphic in August 1999 as President of the Performance Packaging Division. Mr. Sturdivant joined James River Corporation in 1991, serving first as a General Manager, and then, beginning in June 1995, as Vice President and General Manager. He continued in this capacity after James River and Fort Howard merged to become Fort James Corporation in 1997. In February 1999, he was promoted to President of the Packaging Business and served in that position until Graphic’s acquisition of the folding carton business of Fort James Corporation in August 1999.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

GPC’s common stock (together with the associated stock purchase rights) is traded on the New York Stock Exchange under the symbol “GPK.” The historical range of the high and low sales price per share for each quarter of 2005 and 2004 are as follows:

	2005		2004
	High	Low	High	Low

First Quarter	$7.42	$4.26	$4.97	$4.05
Second Quarter	$4.63	$2.98	$8.86	$4.82
Third Quarter	$3.97	$2.72	$8.81	$5.95
Fourth Quarter	$3.04	$2.09	$8.29	$6.09

No cash dividends have been paid during the last three years to the Company’s common stockholders. The Company’s intent is not to pay dividends at this time. Additionally, the Company’s credit facilities and the indentures governing its debt securities place substantial limitations on the Company’s ability to pay cash dividends on its common stock (see “Covenant Restrictions” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 in Notes to Consolidated Financial Statements).

On February 24, 2006, there were approximately 1,980 stockholders of record and 3,570 beneficial holders of GPC’s common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this report.

	Year Ended December 31,
	2005	2004	2003	2002	2001
		(Amounts in millions)

Statement of Operations Data:
Net Sales	$2,384.0	$2,386.5	$1,683.3	$1,247.3	$1,201.6
Income from Operations	86.9	115.6	106.1	140.6	107.3
Loss before Cumulative Effect of a Change in Accounting Principle (a)	(91.1)	(60.9)	(95.7)	(49.0)	(65.1)
Net Loss (a) (b)	(91.1)	(60.9)	(95.7)	(49.0)	(65.6)
Loss Per Share:
Basic	$(0.46)	$(0.31)	$(0.65)	$(0.43)	$(0.57)
Diluted	(0.46)	(0.31)	(0.65)	(0.43)	(0.57)
Weighted average number of shares outstanding:
Basic	198.6	198.5	148.3	115.1	115.1
Diluted	198.6	198.5	148.3	115.1	115.1
Balance Sheet Data:
(as of period end)
Cash and Equivalents	$12.7	$7.3	$17.5	$13.8	$7.4
Total Assets	3,356.0	3,465.3	3,612.0	2,251.2	2,266.2
Total Debt	1,978.3	2,025.2	2,154.6	1,528.4	1,541.2
Total Shareholders’ Equity	268.7	386.9	438.4	87.8	196.7
Additional Data:
Depreciation & Amortization	$205.3	$228.9	$160.4	$133.8	$137.1
Capital Spending (c)	95.6	137.8	136.6	56.0	57.3
Research, Development and Engineering Expense	9.9	9.6	7.4	5.2	5.1

Notes:

(a)	For the years ended December 31, 2003, 2002 and 2001, the Company recorded a Loss on Early Extinguishment of Debt of $45.3 million, $11.5 million and $8.7 million, respectively, net of applicable tax (see Note 14 in Notes to Consolidated Financial Statements).

(b)	For the year ended December 31, 2001, the Company recorded a charge of $0.5 million, net of tax, for the cumulative effect of a change in accounting principle for derivatives.

(c)	Includes capitalized interest and amounts invested in packaging machinery.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This management’s discussion and analysis of financial conditions and results of operation is intended to provide investors with an understanding of the Company’s past performance, its financial condition and its prospects. The following will be discussed and analyzed:

Overview of Business

Overview of 2005 Results

Results of Operations

Financial Condition, Liquidity and Capital Resources

Critical Accounting Policies

New Accounting Standards

Business Outlook

OVERVIEW OF BUSINESS

The Company’s objective is to strengthen its position as a leading provider of paperboard packaging solutions. To achieve this objective, the Company offers customers its paperboard, cartons and packaging machines, either as an integrated solution or separately. The Company is also implementing strategies to expand market share in its current markets and to identify and penetrate new markets; to capitalize on the Company’s customer relationships, business competencies, and mills and converting assets; to develop and market innovative products and applications; and to continue to reduce costs by focusing on operational improvements. The Company’s ability to fully implement its strategies and achieve its objectives maybe influenced by a variety of factors, many of which are beyond its control including (i) inflation of raw material and other costs, which the Company cannot always pass through to its customers, and (ii) the effect of overcapacity in the worldwide paperboard packaging industry.

Significant Factors That Impact The Company’s Business

Impact of Inflation.  The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, hardwood, chemicals, recycled fibers, purchased paperboard, paper, aluminum foil, ink, plastic films and resins, depreciation expense and labor. The Company continues to be negatively impacted by inflationary pressures which increased costs $96.3 million compared to the prior year and are primarily related to chemical-based inputs ($25.9 million); fiber, outside board purchases and corrugated shipping containers ($21.7 million); energy ($17.4 million); labor and related benefits ($15.8 million); freight ($12.2 million); and other ($3.3 million). The Company has entered into contracts designed to manage risks associated with future variability in cash flows and price risk related to future energy cost increases for a significant portion of its natural gas requirements, primarily at its U.S. mills through December 2006. The Company plans to continue its hedging program for natural gas. The Company believes that inflationary pressures will negatively impact its results for 2006. Since negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers any inflationary or other cost increases that the Company may incur thereby further exacerbating the inflationary problems.

Substantial Debt Obligations.  The Company has approximately $1,978 million of outstanding debt obligations as of December 31, 2005. This debt can have significant consequences for the Company, as it requires a significant portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and restricts the Company’s ability to obtain additional financing. Covenants in the Company’s Senior Secured Credit Agreement also prohibit or restrict, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees) and payment of dividends, loans or advances and certain other types of transactions. These restrictions could limit the Company’s flexibility to respond to changing market conditions and competitive pressures. The covenants also require compliance with certain financial ratios. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See “Financial Condition, Liquidity and Capital Resources — Liquidity and Capital Resources” and “— Covenant Restrictions” for additional information regarding the Company’s debt obligations.

Commitment to Cost Reduction.  In light of increasing margin pressure throughout the paperboard packaging industry, the Company has programs in place that are designed to reduce costs, improve productivity and increase profitability. The Company utilizes a global continuous improvement initiative that uses statistical process control to help design and manage many types of activities, including production and maintenance. This includes a Six Sigma process focused on reducing variable and fixed manufacturing and administrative costs. In addition, the Company finalized its initiative designed to enhance the competitiveness of its beverage multiple packaging converting operations and has begun to recognize improved converting performance. The Company has made expenditures of approximately $73 million on this initiative through December 31, 2005 and added new manufacturing technology, new presses and optimized current press capacity, and also consolidated certain beverage carton converting operations. As part of the Company’s manufacturing rationalization initiatives, the Company announced in January 2004 plans to close its Garden Grove, CA converting plant, and in May 2004 announced plans to close its Bow, NH and Clinton, MS converting plants. In addition, the Company announced it is expanding certain of its existing sites, including Fort Smith, AR and Lumberton, NC, and as a result expects to make expenditures of approximately $28 million over the 2004 to 2006 period. The Company has spent approximately $26 million of the projected expenditures through December 31, 2005. During 2005, the Company achieved approximately $50 million in cost savings through its continuous improvement programs and manufacturing initiatives.

In December 2005, the Company completed a reduction in work force affecting 62 corporate and divisional support staff. The Company recorded a one-time charge of approximately $5 million for severance and related costs in the fourth quarter of 2005. The Company took this action to reduce on-going operating expenses in future periods.

Market Factors.  Because some products can be packaged in different types of materials, the Company’s sales are affected by competition from other manufacturers’ CUK board and other substrates such as SBS, CCN and WLC, substitute products including shrink film and corrugated containers, as well as by general market conditions. In addition, the Company’s sales historically are driven by consumer buying habits in the markets its customers serve. New product introductions and promotional activity by the Company’s customers and the Company’s introduction of new packaging products also impacted its sales. The Company’s containerboard business is subject to conditions in the cyclical worldwide commodity paperboard markets that have a significant impact on containerboard sales. In addition, the Company’s net sales, income from operations and cash flows from operations are subject to moderate seasonality, with demand usually increasing in the spring and summer due to the seasonality of the worldwide beverage multiple packaging markets.

The Company works to maintain market share through efficiency, product innovation and long-term board and machinery and supply contracts to its customers; however, pricing and other competitive pressures may occasionally result in the loss of a customer relationship.

Packaging machinery placements during 2005 decreased approximately 27% compared to 2004 due primarily to timing differences and to the additional placements in 2004 as a result of the success of the new Fridge Vendor® Package. The Company expects packaging machinery placements for 2006 to be higher when compared to 2005.

OVERVIEW OF 2005 RESULTS

•	Net Sales in 2005 decreased by $2.5 million, or 0.1%, to $2,384.0 million from $2,386.5 million in 2004 due primarily to lower volumes and mix, somewhat offset by increased pricing.

•	Income from Operations in 2005 decreased by $28.7 million, or 24.8%, to $86.9 million from $115.6 million in 2004 due primarily to inflationary pressures.

•	Cost savings of approximately $50 million helped offset inflation of approximately $96 million.

•	Debt was reduced by $46.9 million.

RESULTS OF OPERATIONS

Segment Information

The Company reports its results in two business segments: paperboard packaging and containerboard/other. Business segment information is as follows:

	Year Ended	Year Ended	Year Ended
	Dec. 31,	Dec. 31,	Dec. 31,
	2005	2004	2003
	(Amounts in millions)

NET SALES:
Paperboard Packaging	$2,297.8	$2,291.2	$1,600.6
Containerboard/Other	86.2	95.3	82.7

	$2,384.0	$2,386.5	$1,683.3

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$161.7	$211.3	$169.8
Containerboard/Other	(16.1)	(21.6)	(27.3)
Corporate	(58.7)	(74.1)	(36.4)

	$86.9	$115.6	$106.1

2005 COMPARED WITH 2004

Net Sales

The components of the change in Net Sales are as follows:

	Year Ended					Year Ended
	Dec. 31,	Variances				Dec. 31,
	2004	Price	Volume/Mix	Exchange	Total	2005
	(Amounts in millions)

Net Sales	$2,386.5	10.7	(15.5)	2.3	(2.5)	$2,384.0

Paperboard Packaging

The Company’s Net Sales from paperboard packaging in 2005 increased by $6.6 million, or 0.3%, to $2,297.8 million from $2,291.2 million in 2004 due primarily to a 5.9% increase in North American food and consumer product carton sales as a result of higher unit volumes and increased pricing. These increases were somewhat offset by lower volumes in North American open market rollstock sales and lower volumes in international food and consumer product markets as well as lower pricing in North American beverage carton markets as a result of increased market competitiveness.

Containerboard/Other

The Company’s Net Sales from containerboard/other in 2005 decreased by $9.1 million, or 9.5%, to $86.2 million from $95.3 million in 2004 due primarily to lower linerboard sales as a result of producing coated board in place of containerboard tons. This additional coated board was utilized in the production of food and consumer product cartons. This decrease was somewhat offset by improved pricing in the containerboard medium and linerboard markets.

Income (Loss) from Operations

The components of the change in Income (Loss) from Operations are as follows:

	Year Ended							Year Ended
	Dec. 31,	Variances						Dec. 31,
	2004	Price	Volume/Mix	Inflation	Exchange	Other(a)	Total	2005
	(Amounts in millions)

Income (Loss) from Operations	$115.6	10.7	2.4	(96.3)	(2.8)	57.3	(28.7)	$86.9
Note:

(a)	Includes the benefits from the Company’s cost reduction initiatives.

Paperboard Packaging

The Company’s Income from Operations from paperboard packaging in 2005 decreased by $49.6 million, or 23.5%, to $161.7 million from $211.3 million in 2004 due primarily to inflationary pressures primarily on chemical-based inputs, fiber, outside board purchases and corrugated shipping containers, energy, labor and related benefits and freight; and the lower pricing in North American beverage carton markets as a result of increased market competitiveness. These decreases were somewhat offset by worldwide cost reductions resulting from the Company’s cost reduction initiatives, improved volume and pricing in the North American food and consumer product carton markets, and lower depreciation expense.

Containerboard/Other

The Company’s Loss from Operations from containerboard/other was $16.1 million in 2005 compared to a loss of $21.6 million in 2004. This $5.5 million improvement was due primarily to improved pricing in the containerboard medium and linerboard markets.

Corporate

The Company’s Loss from Operations from corporate was $58.7 million in 2005 compared to a loss of $74.1 million in 2004. This $15.4 million improvement was due primarily to lower amortization expense of Merger related intangibles of $15.3 million and a $4.5 million benefit relating to the settlement of a lawsuit, somewhat offset by higher consulting fees in 2005.

INTEREST INCOME, INTEREST EXPENSE, INCOME TAX EXPENSE, AND EQUITY IN NET EARNINGS OF AFFILIATES

Interest Income

Interest Income was $0.6 million in 2005 and 2004.

Interest Expense

Interest Expense increased by $6.9 million to $156.5 million in 2005 from $149.6 million in 2004, due to higher interest rates on the unhedged portion of the Company’s floating rate debt. The increase was somewhat offset by lower average debt balances in 2005 and a 25 basis points reduction in interest charged during 2005 on the Term Loan Facility as a result of the first amendment to the Company’s Senior Secured Credit Agreement (as defined herein).

Income Tax Expense

During 2005, the Company recognized an Income Tax Expense of $23.3 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $69.0 million. During 2004, the Company recognized an Income Tax Expense of $28.9 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $33.4 million. Income Tax Expense for 2005 and 2004 was primarily due to the noncash expense associated with the amortization of goodwill for tax purposes, valuation allowance adjustments and tax withholding in foreign jurisdictions.

Equity in Net Earnings of Affiliates

Equity in Net Earnings of Affiliates was $1.2 million in 2005 and $1.4 million in 2004 and related to the Company’s equity investment in the joint venture Rengo Riverwood Packaging, Ltd. (“Rengo”).

2004 COMPARED WITH 2003

Net Sales

The components of the change in Net Sales are as follows:

	Year Ended						Year Ended
	Dec. 31,	Variances					Dec. 31,
	2003	Price	Volume/Mix	Exchange	Merger	Total	2004
	(Amounts in millions)

Net Sales	$1,683.3	(5.4)	(21.4)	39.8	690.2	703.2	$2,386.5

Paperboard Packaging Segment

The Company’s Net Sales from paperboard packaging in 2004 increased by $690.6 million, or 43.1%, to $2,291.2 million from $1,600.6 million in 2003 due primarily to the inclusion of an additional 221 days in 2004 of Graphic’s paperboard packaging business, which resulted in increased Net Sales of $690.2 million. Net sales were positively impacted by foreign currency exchange rates of $39.8 million. These increases were somewhat offset by lower pricing in the Company’s North American markets, primarily as a result of increased market competitiveness.

Containerboard/Other

The Company’s Net Sales from containerboard/other in 2004 increased by $12.6 million, or 15.2%, to $95.3 million from $82.7 million in 2003 due primarily to improved pricing in the containerboard medium and linerboard markets.

Income (Loss) from Operations

The components of the change in Income (Loss) from Operations are as follows:

	Year Ended							Year Ended
	Dec. 31,	Variances						Dec. 31,
	2003	Price	Volume/Mix	Inflation	Exchange	Other(a)	Total	2004
	(Amounts in millions)

Income (Loss) from Operations	$106.1	(5.4)	(10.9)	(44.1)	6.2	63.7	9.5	$115.6
Note:

(a)	Includes the benefits from the Company’s cost reduction initiatives and the inclusion of an additional 221 days in 2004 of Graphic’s paperboard packaging business.

Paperboard Packaging Segment

The Company’s Income from Operations from paperboard packaging in 2004 increased by $41.5 million, or 24.4%, to $211.3 million from $169.8 million in 2003 due primarily to the addition of Graphic’s paperboard packaging business and worldwide cost reductions resulting from the Company’s cost reduction initiatives. The increase was somewhat offset by inflationary pressures primarily on fiber, outside board purchases and corrugated shipping containers, energy, labor and related benefits, freight and chemical-based inputs as well as lower pricing in North American markets as a result of increased market competitiveness.

Containerboard/Other

The Company’s Loss from Operations from containerboard/other was $21.6 million in 2004 compared to a loss of $27.3 million in 2003. This $5.7 million improvement was due primarily to improved pricing in the containerboard medium and linerboard markets.

Corporate

The Company’s Loss from Operations from corporate was $74.1 million in 2004 compared to a loss of $36.4 million in 2003, due primarily to the inclusion of an additional 221 days in 2004 of Graphic’s corporate operations as well as higher amortization expense of $17.7 million due to the effects of purchase accounting in connection with the Merger, and inflation including higher medical and health benefits and higher expenses associated with Sarbanes-Oxley compliance efforts.

LOSS ON EARLY EXTINGUISHMENT OF DEBT, INTEREST INCOME, INTEREST EXPENSE, INCOME TAX EXPENSE, AND EQUITY IN NET EARNINGS OF AFFILIATES

Loss on Early Extinguishment of Debt

In 2003 and in connection with the Merger and the related financing transactions, the Company recorded a non-cash charge to earnings of approximately $16.7 million, related to the write-off of remaining debt issuance costs on its prior senior secured credit facilities, RIC’s 10 5/8% senior notes due 2007 (“Senior Notes due 2007”) and RIC’s 10 7/8% senior subordinated notes due 2008 (“Senior Subordinated Notes due 2008” and, together with the Senior Notes due 2007, the “Prior RIC Notes”), and also recorded a charge of approximately $28.6 million, related to the call premium paid upon redemption of the Prior RIC Notes.

Interest Income

Interest Income decreased by $0.4 million to $0.6 million in 2004 from $1.0 million in 2003 due primarily to interest received in 2003 on monies held in tax escrow.

Interest Expense

Interest Expense increased by $5.1 million to $149.6 million in 2004 from $144.5 million in 2003, due primarily to higher debt balances following the Merger. Interest Expense was also affected by higher interest rates on the unhedged portion of the Company’s floating rate debt. The increase was somewhat offset by lower interest rates on the new Senior and Senior Subordinated notes and by lower interest rates resulting from the first amendment of the Senior Secured Credit Agreement (as defined herein).

Income Tax Expense

During 2004, the Company recognized an Income Tax Expense of $28.9 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $33.4 million. During 2003, the Company recognized an Income Tax Expense of $14.3 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $82.7 million. Income Tax Expense for 2004 resulted from the noncash expense associated with the amortization of goodwill for tax purposes, income earned in foreign countries, valuation allowance adjustments and tax contingencies. Income Tax Expense for 2003 resulted from the noncash expense associated with the amortization of goodwill for tax purposes and income earned in foreign countries somewhat offset by the benefit from valuation allowance adjustments.

Equity in Net Earnings of Affiliates

Equity in Net Earnings of Affiliates was $1.4 million in 2004 and $1.3 million in 2003 and related to the Company’s non-consolidated joint venture, Rengo.

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

Cash Flows

Cash and Equivalents increased by $5.4 million in 2005. Cash provided by operating activities in 2005 totaled $169.5 million, compared to $263.8 million in 2004. This decrease was principally due to lower operating income as well as $19.6 million of cash contributions made to fund the Company’s pension plans and unfavorable changes in operating assets and liabilities. Cash used in investing activities in 2005 totaled $114.6 million, compared to $141.5 million in 2004. This decrease was principally due to lower capital investment of $42.2 million (see “— Capital Investment”) which was somewhat offset by lower proceeds from the sale of assets. Cash used in financing activities in 2005 totaled $49.1 million, compared to $133.0 million in 2004. This decrease was principally due to lower debt payments and higher net borrowings under the Company’s revolving credit facilities. Depreciation and amortization during 2005 totaled $205.3 million.

Liquidity and Capital Resources

The Company’s liquidity needs arise primarily from debt service on its substantial indebtedness and from the funding of its capital expenditures, ongoing operating costs and working capital.

At December 31, 2005 and 2004, Long-Term Debt consisted of the following:

	December 31,	December 31,
	2005	2004
	(Amounts in millions)

Senior Notes with interest payable semi-annually at 8.5%, payable in 2011	$425.0	$425.0
Senior Subordinated Notes with interest payable semi-annually at 9.5%, payable in 2013	425.0	425.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (6.60% at December 31, 2005 and 4.52% at December 31, 2004) payable through 2010	1,109.0	1,158.0
Senior Secured Revolving Facility with interest payable at various dates at floating rates (9.25% at December 31, 2005) payable in 2009	6.0	—
Other	3.5	3.8

	1,968.5	2,011.8
Less, current portion	1.2	0.8

Total	$1,967.3	$2,011.0

The Senior Notes are rated B- by Standard & Poor’s and B2 by Moody’s Investor Services. During 2005, cash paid for interest was approximately $152 million.

At December 31, 2005, the Company had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

	Total Amount of	Total Amount	Total Amount
	Commitments	Outstanding	Available(a)
	(Amounts in millions)

Revolving Credit Facility	$325.0	$6.0	$306.6
International Facilities	17.4	8.9	8.5

Total	$342.4	$14.9	$315.1

Note:

(a)	In accordance with its debt agreements, the Company’s availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of $12.4 million as of December 31, 2005. These letters of credit are used as security against its self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2006 unless extended.

Principal and interest payments under the Term Loan Facility and the Revolving Credit Facility, together with principal and interest payments on the Senior Notes and the Senior Subordinated Notes, represent significant liquidity requirements for the Company. Based upon current levels of operations, anticipated cost-savings and expectations as to future growth, the Company believes that cash generated from operations, together with amounts available under its Revolving Credit Facility and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, necessary capital expenditure program requirements, ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company’s future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see “— Covenant Restrictions”) will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company’s control and will be substantially dependent on the selling prices and demand for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business and profitability strategies.

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

The Company uses interest rate swaps to manage interest rate risks caused by interest rate changes on its variable rate Term Loan Facility. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense related to the debt. At December 31, 2005, the Company had interest rate swap agreements with a notional amount of $660 million, which expire on various dates from 2006 to 2008 under which the Company will pay fixed rates of 2.69% to 4.53% and receive three-month LIBOR.

Effective as of December 31, 2005, the Company had approximately $1.2 billion of net operating loss carryforwards (“NOLs”) for U.S. federal income tax purposes. These NOLs generally may be used by the Company to offset taxable income earned in subsequent taxable years. However, the Company’s ability to use these NOLs to offset its future taxable income may be subject to significant limitation as a result of certain shifts in ownership due to direct or indirect transfers of the Company’s common stock by one or more 5 percent stockholders, or issuances or redemptions of the Company’s common stock, which, when taken together with previous changes in ownership of the Company’s common stock, constitute an ownership change under the Internal Revenue Code. Imposition of any such limitation on the use of NOLs could have an adverse effect on the Company’s future after tax free cash flow.

Covenant Restrictions

The Senior Secured Credit Agreement, which governs the Term Loan Facility and the Revolving Credit Facility, imposes restrictions on the Company’s ability to make capital expenditures and both the Senior Secured Credit Agreement and the indentures governing the Senior Notes and Senior Subordinated Notes (the “Notes”) limit the Company’s ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company’s ability to respond to market conditions, meet its capital spending program, provide for unexpected capital investments or take advantage of business opportunities. The covenants contained in the Senior Secured Credit Agreement, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividend and other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of indentures under which the Notes are issued, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, make capital expenditures and engage in certain transactions with affiliates.

On October 17, 2005, the Company, entered into the Second Amendment (the “Second Amendment”) to the Senior Secured Credit Agreement. As a result, the Company incurred fees and transaction costs of approximately $4 million.

The Second Amendment relaxed the maximum Consolidated Debt to Credit Agreement EBITDA Leverage Ratio covenant and the minimum Credit Agreement EBITDA to Consolidated Interest Expense Ratio covenant as shown below beginning with the covenant requirements for September 30, 2005.

	Maximum Consolidated Debt to		Minimum Credit Agreement
	Credit Agreement EBITDA		EBITDA to Consolidated
	Leverage Ratio		Interest Expense Ratio
Four Fiscal Quarters Ending	Previous	As Amended	Previous	As Amended

2005
September 30, 2005	6.15 to 1.00	6.75 to 1.00	2.25 to 1.00	1.75 to 1.00
December 31, 2005	5.75 to 1.00	6.75 to 1.00	2.35 to 1.00	1.75 to 1.00
2006
March 31, 2006	5.75 to 1.00	6.75 to 1.00	2.35 to 1.00	1.75 to 1.00
June 30, 2006	5.75 to 1.00	6.75 to 1.00	2.35 to 1.00	1.75 to 1.00
September 30, 2006	5.75 to 1.00	6.75 to 1.00	2.35 to 1.00	1.75 to 1.00
December 31, 2006	5.25 to 1.00	6.75 to 1.00	2.50 to 1.00	1.75 to 1.00
2007
March 31, 2007	5.25 to 1.00	6.50 to 1.00	2.50 to 1.00	1.75 to 1.00
June 30, 2007	5.25 to 1.00	6.50 to 1.00	2.50 to 1.00	1.75 to 1.00
September 30, 2007	5.25 to 1.00	6.50 to 1.00	2.50 to 1.00	1.75 to 1.00
December 31, 2007	4.75 to 1.00	6.00 to 1.00	2.75 to 1.00	1.85 to 1.00
2008
March 31, 2008	4.75 to 1.00	6.00 to 1.00	2.75 to 1.00	1.85 to 1.00
June 30, 2008	4.75 to 1.00	6.00 to 1.00	2.75 to 1.00	1.85 to 1.00
September 30, 2008	4.75 to 1.00	6.00 to 1.00	2.75 to 1.00	1.85 to 1.00
December 31, 2008	4.50 to 1.00	5.50 to 1.00	2.90 to 1.00	2.00 to 1.00
2009
March 31, 2009 and thereafter	4.50 to 1.00	4.50 to 1.00	2.90 to 1.00	2.90 to 1.00

At December 31, 2005, the Company was in compliance with the financial covenants in the Secured Credit Agreement, as amended, and the ratios were as follows:

Consolidated Debt to Credit Agreement EBITDA Leverage Ratio — 6.15 to 1.00

Credit Agreement EBITDA to Consolidated Interest Expense Ratio — 2.18 to 1.00

Credit Agreement EBITDA as used herein is a financial measure that is used in the Senior Secured Credit Agreement. Credit Agreement EBITDA is not a defined term under accounting principles generally accepted in the United States and should not be considered as an alternative to income from operations or net income as a measure of operating results or cash flows as a measure of liquidity. Credit Agreement EBITDA differs from the term “EBITDA” (earnings before interest expense, income tax expense, and depreciation and amortization) as it is commonly used. In addition to adjusting net income to exclude interest expense, income tax expense, and depreciation and amortization, Credit Agreement EBITDA also adjusts net income by excluding certain other items and expenses, as specified below. The Company’s definition of Credit Agreement EBITDA may differ from that of other similarly titled measures at other companies.

The Company’s management believes that presentation of Credit Agreement EBITDA provides useful information to investors because borrowings under the Senior Secured Credit Agreement are a key source of the Company’s liquidity, and the Company’s ability to borrow under the Senior Secured Credit Agreement is dependent on, among other things, its compliance with the financial ratio covenants. Failure to comply with these financial ratio covenants would result in a violation of the Senior Secured Credit Agreement and, absent a waiver or amendment from the lenders under such agreement, permit the acceleration of all outstanding borrowings under the Senior Secured Credit Agreement.

The calculations of the components of the Company’s financial covenant ratios are listed below:

Year Ended
December 31, 2005
(Amounts in millions)

Net Loss	$(91.1)
Income Tax Expense	23.3
Interest Expense, Net	155.9
Depreciation and Amortization	205.3
Equity in Net Earnings of Affiliates	(1.2)
Pension, Postemployment and Postretirement Benefits Expense, Net of Contributions	9.5
Merger Related Expenses	17.1
Write-Down of Assets	1.6
Dividends from Equity Investments	1.0

Credit Agreement EBITDA (a)	$321.4

Year Ended
December 31, 2005
(Amounts in millions)

Interest Expense, Net	$155.9
Amortization of Deferred Debt Issuance Costs	(8.3)
Credit Agreement Interest Expense Adjustments (b)	0.1

Consolidated Interest Expense (c)	$147.7

As of
December 31, 2005
(Amounts in millions)

Short-Term Debt	$11.0
Long-Term Debt	1,967.3

Total Debt	$1,978.3

Notes:

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

(b)	Credit agreement interest expense adjustments include the discount from the financing of receivables.

(c)	Consolidated Interest Expense is calculated in accordance with the definitions contained in the Company’s Senior Secured Credit Agreement. Consolidated Interest Expense is defined as consolidated interest expense minus consolidated interest income plus any discount from the financing of receivables.

In addition to the changes to the financial covenants described above, the Second Amendment modifies the pricing for the Senior Secured Term Loan Facility by increasing the applicable margin by 0.25% if, and for so long as, the Company’s indebtedness under the Senior Secured Credit Agreement is rated less than B+ by Standard & Poor’s Ratings Group (a division of The McGraw Hill Companies Inc.) or less than B1 by Moody’s Investors Service, Inc.

If the negative impact of inflationary pressures on key inputs continues, or depressed selling prices, lower sales volumes, increased operating costs or other factors have a negative impact on the Company’s ability to increase its profitability, the Company may not be able to maintain its compliance with the financial covenants in its Senior Secured Credit Agreement, as amended. The Company’s ability to comply in future periods with the financial covenants in the Senior Secured Credit Agreement will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company’s control and will be substantially dependent on the selling prices for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business strategies, and meet its profitability objective. If a violation of any of the covenants occurred, the Company would attempt to obtain a waiver or an amendment from its lenders, although no assurance can be given that the Company would be successful in this regard. The Senior Secured Credit Agreement and the indentures governing the Senior Subordinated Notes and the Senior Notes have covenants as well as certain cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions. If an event of default occurs, the lenders are entitled to declare all amounts owed to be due and payable immediately. The Senior Secured Credit Agreement is collateralized by substantially all of the Company’s domestic assets.

Capital Investment

The Company’s capital investment in 2005 was $95.6 million, compared to $137.8 million in 2004. During 2005, the Company invested $46.9 million for improving process capabilities, $15.8 million for the expansion of its Fort Smith, AR and Lumberton, NC converting plants, $19.0 million for manufacturing packaging machinery, $8.2 million for compliance with environmental laws and regulations and $5.7 million for its beverage multiple packaging converting operations initiative.

Environmental Matters

The Company is subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations that change from time to time, including those governing discharges to air, soil and water, the management, treatment and disposal of hazardous substances, solid waste and hazardous wastes, the investigation and remediation of contamination resulting from historical site operations and releases of hazardous substances, and the health and safety of employees. Compliance initiatives could result in significant costs, which could negatively impact the Company’s financial position, results of operations or cash flows. Any failure to comply with such laws and regulations or any permits and authorizations required thereunder could subject the Company to fines, corrective action or other sanctions.

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

The Company has established reserves for those facilities or issues where liability is probable and the costs are reasonably estimable. The Company believes that the amounts accrued for all of its loss contingencies, and the reasonably possible loss beyond the amounts accrued, are not material to the Company’s financial position, results of operations or cash flows. The Company cannot estimate with certainty future compliance, investigation or remediation costs, all of which the Company currently considers to be remote. Costs relating to historical usage or indemnification claims that the Company considers to be reasonably possible are not quantifiable at this time. The Company will continue to monitor environmental issues at each of its facilities and will revise its accruals, estimates and disclosures relating to past, present and future operations as additional information is obtained.

Commitments

At December 31, 2005, total commitments of the Company under long-term, non-cancelable contracts were as follows:

	Payment Due by Year
	2006	2007	2008	2009	2010	After 2010	Total
	(Amounts in millions)

Long-Term Debt	$1.2	$11.7	$12.5	$17.4	$1,074.9	$850.8	$1,968.5
Operating Leases	12.5	7.5	5.4	4.6	3.8	12.6	46.4
Other Commitments (a)	157.2	148.3	141.4	139.4	130.5	157.3	874.1
Purchase Obligations (b)	52.4	42.7	41.5	41.0	40.5	226.0	444.1

Total Contractual Obligations (c)	$223.3	$210.2	$200.8	$202.4	$1,249.7	$1,246.7	$3,333.1

Notes:

(a)	Other commitments primarily includes scheduled interest payments on the Company’s long-term debt.

(b)	Purchase obligations primarily consist of commitments related to pine pulpwood, hardwood, wood chips, wood processing and handling, chemical-based inputs, natural gas and electricity.

(c)	Some of the figures included in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the obligations the Company will actually pay in the future periods may vary from those reflected in the table.

International Operations

For 2005, before intercompany eliminations, net sales from operations outside of the United States represented approximately 21% of the Company’s net sales. The Company’s revenues from export sales fluctuate with changes in foreign currency exchange rates. At December 31, 2005, approximately 6% of its total assets were denominated in currencies other than the U.S. dollar. The Company has significant operations in countries that use the Swedish krona, the British pound sterling, the Japanese yen, the Brazilian real or the euro as their functional currencies. The effect of a generally stronger U.S. dollar against the euro and other European currencies, and the Japanese yen, produced a net currency translation adjustment loss of $17.2 million, which was recorded as an adjustment to shareholders’ equity for the year ended December 31, 2005. The magnitude and direction of this adjustment in the future depends on the relationship of the U.S. dollar to other currencies. The Company cannot predict major currency fluctuations. The Company pursues a currency hedging program in order to limit the impact of foreign currency exchange fluctuations on financial results. See “Financial Instruments” below.

Financial Instruments

The functional currency of the Company’s international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to shareholders’ equity. Gains and losses on foreign currency transactions are included in Other Expense, Net for the period in which the exchange rate changes.

The Company pursues a currency hedging program which utilizes derivatives to limit the impact of foreign currency exchange fluctuations on its consolidated financial results. Under this program, the Company has entered into forward exchange contracts in the normal course of business to hedge certain foreign currency denominated transactions. Realized and unrealized gains and losses on these forward contracts are included in the measurement of the basis of the related foreign currency transaction when recorded. The Company also pursues a hedging program which utilizes derivatives designed to manage risks associated with future variability in cash flows and price risk related to future energy cost increases. Under this program the Company has entered into natural gas swap contracts to hedge a significant portion of its natural gas requirements through December 2006. Realized gains and losses on these contracts are included in the financial results concurrently with the recognition of the commodity purchased. The Company uses interest rate swaps to manage interest rate risks on future income caused by interest rate changes on its variable rate Term Loan facility. These instruments involve, to varying degrees, elements of market and credit risk in excess of the amounts recognized in the Consolidated Balance Sheets. The Company does not hold or issue financial instruments for trading purposes. See “Quantitative and Qualitative Disclosure About Market Risk.”

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from these estimates, and changes in these estimates are recorded when known. The critical accounting policies used by management in the preparation of the Company’s consolidated financial statements are those that are important both to the presentation of the Company’s financial condition and results of operations and require significant judgments by management with regard to estimates used. The critical judgments by management relate to pension benefits, retained insurable risks, future cash flows associated with impairment testing for goodwill and long-lived assets, and deferred taxes.

• Pension Benefits

The Company sponsors defined benefit pension plans (the “Plans”) for eligible employees in North America and certain international locations. The funding policy for the qualified defined benefit plans in North America is to, at a minimum, contribute assets as required by the Internal Revenue Code Section 412. Nonqualified U.S. plans providing benefits in excess of limitations imposed by the U.S. income tax code are not funded.

U.S. pension expense for defined benefits pension plans was $22.0 million in 2005 compared with $18.7 million in 2004. Pension expense is calculated based upon a number of actuarial assumptions applied to each of the defined benefit plans. The expected long-term rate of return on pension fund assets used to calculate pension expense was 8.25% in both 2005 and 2004. The expected long-term rate of return on pension assets was determined based on several factors, including input from our pension investment consultants and projected long-term returns of broad equity and bond indices. The Company also considered the plan’s historical 10-year compounded annual return of 8.80%, which has been in excess of these broad equity and bond benchmark indices. The Company will continue to evaluate its long-term rate of return assumptions at least annually and will adjust them as necessary.

The Company determined pension expense using both the fair value of assets and a calculated value that averages gains and losses over a period of years. Investment gains or losses represent the difference between the expected and actual return on assets. As of December 31, 2005, the cumulative unrecognized investment loss was $96.6 million. These unrecognized net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, or (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations, or (iii) other actuarial gains, including whether such accumulated actuarial losses at each measurement date exceed the “corridor” determined under SFAS 87, Employers’ Accounting for Pensions.

The discount rate used to determine the present value of future pension obligations at December 31, 2005 was based on a yield curve constructed from a portfolio of high quality corporate debt securities with maturities ranging from 1 year to 30 years. Each year’s expected future benefit payments were discounted to their present value at the appropriate yield curve rate thereby generating the overall discount rate for U.S. pension obligations. The discount rate for U.S. plans decreased from 6.00% in 2004 to 5.75% in 2005. For non-U.S. plans, the discount rate is determined using long-term local corporate bonds.

U.S. pension expense is estimated to be approximately $24 million in 2006. The estimate is based on an expected long-term rate of return of 8.25%, a discount rate of 5.75% and other assumptions. Pension expense beyond 2006 will depend on future investment performance, the Company’s contribution to the plans, changes in discount rates and other factors related to covered employees in the plans.

If the discount rate assumptions for these plans were reduced by 0.25 percent, pension expense would increase by approximately $2 million and the December 31, 2005 minimum pension liability would increase by about $18 million.

The fair value of assets in the U.S. plans was $391.8 million at December 31, 2005 and $376.6 million at December 31, 2004. Lower discount rates have caused the projected benefit obligations to exceed that fair value of plan assets by approximately $183.2 million and $138.1 million as of December 31, 2005 and 2004, respectively. Primarily due to the lower discount rates, the accumulated benefit obligation (“ABO”) exceeded plan assets by $159.2 million at the end of 2005. At the end of 2004, the ABO exceeded the fair value of plan assets by $111.2 million.

• Retained Insurable Risks

The Company is self-insured for certain losses relating to workers’ compensation claims and employee medical and dental benefits. Provisions for expected losses are recorded based on the Company’s estimates, on an undiscounted basis, of the aggregate liabilities for known claims and estimated claims incurred but not reported. The Company has purchased stop-loss coverage or insurance with deductibles in order to limit its exposure to significant claims. The Company also has an extensive safety program in place to minimize its exposure to workers’ compensation claims. Self-insured losses are accrued based upon estimates of the aggregate uninsured claims incurred using certain actuarial assumptions and loss development factors followed in the insurance industry and historical experience.

• Goodwill

The Company tests the carrying amount of its goodwill using the discounted cash flow method of valuation on an annual basis and whenever events or circumstances indicate that impairment may have occurred. The review for impairment is based on a discounted cash flow approach, which requires the Company to estimate future net cash flows, the timing of these cash flows and a discount rate (based upon a weighted average cost of capital). The Company’s cash flows are generated by its operations and are used to fund working capital needs, debt service and capital spending. The Company discounted these cash flows using a weighted average cost of capital of 9 percent. Changes in borrowing rates, which are impacted by market rate fluctuations, would impact discounted cash flow calculations. Other factors, such as significant operating losses or acquisitions of new operations, would also impact discounted cash flow calculations. If the discount rate used in the discounted cash flow calculations were to be increased 100 basis points, the fair value would continue to exceed the carrying amount in the Company’s goodwill valuation analysis. The Company has completed its annual goodwill impairment testing and has determined that none of its goodwill is impaired.

• Recovery of Long-Lived Assets

The Company reviews long-lived assets (including property, plant and equipment and intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of such long-lived assets may not be fully recoverable by undiscounted cash flows. Measurement of the impairment loss, if any, is based on the fair value of the asset, which is generally determined by the discounting of future estimated cash flows, or in the case of real estate, determining market value. The Company evaluates the recovery of its long-lived assets by analyzing operating results and considering significant events or changes in the business environment that may have triggered impairment.

• Deferred Income Taxes and Potential Assessments

As of December 31, 2005, the Company has recorded deferred tax assets totaling $616.0 million primarily related to income tax loss carryforwards and income tax credit carryforwards and has established valuation allowances against these deferred tax assets of $252.1 million, thereby resulting in net deferred tax assets of $363.9 million. The remaining deferred tax assets may be utilized against future deferred tax liabilities excluding those liabilities resulting from indefinite lived intangible assets. As of December 31, 2004, the net deferred tax assets were $364.8 million. The Company’s income tax losses are in U.S. and non-U.S. taxing jurisdictions. In determining the valuation allowances to establish against these deferred tax assets, the Company considers many factors, including the specific taxing jurisdiction, the carryforward period, forecasted earnings for the entities in each jurisdiction and tax strategies. A valuation allowance is recognized if, based on the weight of available evidence, the Company concludes that it is more likely than not that some portion or all of the deferred tax asset will not be realized.

As of December 31, 2005, the Company, in accordance with Accounting Principles Board (“APB”) Opinion 23, Accounting for Income Taxes, Special Areas has determined that $71.5 million of undistributed foreign earnings are not intended to be reinvested indefinitely by its non-U.S. subsidiaries. Deferred income tax was recorded as a reduction to the Company’s net operating losses on these undistributed earnings as well as the financial statement carrying value in excess of tax basis in the amount of $35.8 million. As of December 31, 2004 the Company had determined that $71.8 million of undistributed foreign earnings were not intended to be reinvested indefinitely. Deferred income tax was recorded as a reduction to the Company’s net operating losses on these undistributed earnings as well as the financial statement carrying value in excess of tax basis in the amount of $48.8 million. Prior to 2004, the Company’s intent was to permanently reinvest its foreign earnings and it was not practical to determine the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings. The Company periodically determines whether the non-U.S. subsidiaries will invest their undistributed earnings indefinitely and reassesses this determination as appropriate.

The Company records current liabilities for potential assessments. The accruals relate to uncertain tax positions in a variety of taxing jurisdictions and are based on what management believes will be the ultimate resolution of these positions. These liabilities may be affected by changing interpretations of laws, rulings by tax authorities, or the expiration of the statute of limitations.

NEW ACCOUNTING STANDARDS

For a discussion of recent accounting pronouncements impacting the Company, see Note 3 in Notes to Consolidated Financial Statements.

BUSINESS OUTLOOK

The Company expects inflationary pressures for production inputs to continue to impact results in 2006. Specifically, the higher cost of natural gas is expected to negatively influence results, particularly in the first quarter 2006. Because higher priced inputs first began to impact the Company at the end of 2004, the Company expects prior period comparisons to be more favorable than in 2005.

To help offset inflation in 2006, the Company expects to realize approximately $50 million in year over year operating cost savings from its continuous improvement programs and manufacturing rationalization. In addition, price increases announced in October 2005 for coated board and containerboard will carry through to 2006. Finally, the Company expects to gain further price increases on cartons.

Total capital investment for 2006 is expected to be between approximately $80 million and $90 million and is expected to relate principally to improving the Company’s process capabilities (approximately $62 million), the production of packaging machinery (approximately $17 million) and environmental laws and regulations (approximately $6 million).

Depreciation and amortization is expected to be between approximately $190 million and $200 million for the full year 2006.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rates

The Company is exposed to changes in interest rates, primarily as a result of its short-term and long-term debt, which bear both fixed and floating interest rates. The Company uses interest rate swap agreements effectively to fix the LIBOR rate on $660.0 million of variable rate borrowings. The table below sets forth interest rate sensitivity information related to the Company’s debt.

Long-Term Debt Principal Amount by Maturity-Average Interest Rate

	Expected Maturity Date
								Fair
	2006	2007	2008	2009	2010	Thereafter	Total	Value
	(Amounts in millions)

Total Debt
Fixed Rate	0.2	0.2	1.2	—	—	850.8	852.4	834.2
Average Interest Rate	6.13%	6.13%	6.23%	N/A	N/A	9.00%
Variable Rate	1.0	11.5	11.3	17.4	1,074.9	—	1,116.1	1,135.4
Average Interest Rate, spread range is 2.50% — 3.00%	LIBOR+ spread	LIBOR+ spread	LIBOR+ spread	LIBOR+ spread	LIBOR+ spread	LIBOR+ spread

Total Interest Rate Swaps-Notional Amount by Expiration-Average Swap Rate

	Expected Maturity Date
								Fair
	2006	2007	2008	2009	2010	Thereafter	Total	Value
	(Amounts in millions)

Interest rate Swaps (Pay Fixed/Receive Variable)
Notional	330.0	110.0	220.0	—	—	—	660.0	5.2
Average Pay Rate	3.348%	3.270%	4.532%	—	—
Average Receive Rate	3-Month	3-Month	3-Month	—	—
	LIBOR	LIBOR	LIBOR

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

Foreign Exchange Rates Sensitivity-Contractual Amount by Expected
Maturity-Average Contractual Exchange Rate

	December 31, 2005
	Contract	Fair
	Amount	Value
	(Amounts in millions)

FORWARD EXCHANGE AGREEMENTS:
Functional Currency:
Receive $US/Pay Yen	$1.3	$—
Weighted average contractual exchange rate	117.01
Receive $US/Pay Euro	$1.4	$—
Weighted average contractual exchange rate	1.19
Pay $US/Receive Euro	$0.5	$—
Weighted average contractual exchange rate	1.20
Receive $US/Pay GBP	$0.6	$—
Weighted average contractual exchange rate	1.73
Pay $US/Receive GBP	$0.4	$—
Weighted average contractual exchange rate	1.74
Receive $US/Pay AUD	$3.6	$—
Weighted average contractual exchange rate	0.73
Pay $US/Receive AUD	$3.0	$—
Weighted average contractual exchange rate	0.73

The Company also enters into forward exchange contracts to hedge certain other anticipated foreign currency transactions. The purpose of these contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from anticipated foreign currency transactions will be adversely affected by changes in exchange rates.

Foreign Exchange Rates Sensitivity-Contractual Amount by Expected
Maturity-Average Contractual Exchange Rate

	December 31, 2005
	Contract	Fair
	Amount	Value
	(Amounts in millions)

FORWARD EXCHANGE AGREEMENTS:
Receive $US/Pay Yen	$34.5	$1.7
Weighted average contractual exchange rate	110.00
Receive $US/Pay Euro	$35.2	$0.6
Weighted average contractual exchange rate	1.22
Receive $US/Pay GBP	$13.1	$0.3
Weighted average contractual exchange rate	1.77
Receive SEK/Pay Euro	$29.8	$(0.3)
Weighted average contractual exchange rate	9.28
Receive SEK/Pay GBP	$13.0	$(0.1)
Weighted average contractual exchange rate	13.37

Natural Gas Contracts

The Company entered into natural gas swap contracts to hedge prices for a significant portion of its natural gas requirements through December 2006 with a weighted average contractual rate of $11.24 per MMBTU. The carrying amount and fair value of the natural gas swap contracts was a liability of $1.2 million as of December 31, 2005 and was recorded in Other Accrued Liabilities in the Consolidated Balance Sheet. Such contracts are designated as cash flow hedges and are accounted for by deferring the quarterly change in fair value of the outstanding contracts in Accumulated Derivative Instruments Gain (Loss). On the date a contract matures, the resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity purchased. The ineffective portion of the swap contracts change in fair value, if any, would be recognized immediately in earnings. During 2005, there was a minimal amount of ineffective portion related to changes in fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness. During 2004, there was no material ineffective portion related to changes in fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GRAPHIC PACKAGING CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2004
	(Amounts in millions, except share amounts)

ASSETS
Current Assets:
Cash and Equivalents	$12.7	$7.3
Receivables, Net	216.3	214.9
Inventories	298.5	301.2
Deferred Tax Assets	13.1	—
Other Current Assets	13.0	14.9

Total Current Assets	553.6	538.3
Property, Plant and Equipment, Net	1,551.5	1,649.0
Goodwill	642.6	643.4
Intangible Assets, Net	157.3	166.6
Deferred Tax Assets	350.8	364.8
Other Assets	100.2	103.2

Total Assets	$3,356.0	$3,465.3

LIABILITIES
Current Liabilities:
Short Term Debt	$11.0	$14.2
Accounts Payable	209.6	200.0
Compensation and Employee Benefits	84.4	91.9
Interest Payable	42.6	43.7
Other Accrued Liabilities	73.0	66.2

Total Current Liabilities	420.6	416.0
Long Term Debt	1,967.3	2,011.0
Deferred Tax Liabilities	461.5	440.0
Other Noncurrent Liabilities	237.9	211.4

Total Liabilities	3,087.3	3,078.4

SHAREHOLDERS’ EQUITY
Preferred Stock, par value $.01 per share; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share;
Common Stock, 500,000,000 shares authorized; 198,663,007 and 198,586,108 shares issued and outstanding at December 31, 2005 and 2004, respectively	2.0	2.0
Capital in Excess of Par Value	1,169.6	1,169.2
Unearned Compensation	(0.1)	(0.4)
Accumulated Deficit	(800.6)	(709.5)
Minimum Pension Liability Adjustment	(90.0)	(65.2)
Accumulated Derivative Instruments Gain (Loss)	5.2	(9.0)
Cumulative Currency Translation Adjustment	(17.4)	(0.2)

Total Shareholders’ Equity	268.7	386.9

Total Liabilities and Shareholders’ Equity	$3,356.0	$3,465.3

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
	(Amounts in millions, except per share amounts)

Net Sales	$2,384.0	$2,386.5	$1,683.3
Cost of Sales	2,071.3	2,026.7	1,398.5
Selling, General and Administrative	206.1	202.3	153.1
Research, Development and Engineering	9.9	9.6	7.4
Other Expense, Net	9.8	32.3	18.2

Income from Operations	86.9	115.6	106.1
Loss on Early Extinguishment of Debt	—	—	(45.3)
Interest Income	0.6	0.6	1.0
Interest Expense	(156.5)	(149.6)	(144.5)

Loss before Income Taxes and Equity in Net Earnings of Affiliates	(69.0)	(33.4)	(82.7)
Income Tax Expense	(23.3)	(28.9)	(14.3)

Loss before Equity in Net Earnings of Affiliates	(92.3)	(62.3)	(97.0)
Equity in Net Earnings of Affiliates	1.2	1.4	1.3

Net Loss	$(91.1)	$(60.9)	$(95.7)

Loss Per Share — Basic	$(0.46)	$(0.31)	$(0.65)
Loss Per Share — Diluted	$(0.46)	$(0.31)	$(0.65)
Weighted Average Number of Shares Outstanding — Basic	198.6	198.5	148.3
Weighted Average Number of Shares Outstanding — Diluted	198.6	198.5	148.3

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
	(Amounts in millions)

Net Loss	$(91.1)	$(60.9)	$(95.7)
Other Comprehensive (Loss) Income:
Derivative Instruments Income (Loss), Net of Tax of $0	14.2	3.7	(6.6)
Minimum Pension Liability Adjustment, Net of Tax of $0	(24.8)	(5.0)	11.1
Currency Translation Adjustments, Net of Tax of $0	(17.2)	10.4	20.1

Comprehensive Loss	$(118.9)	$(51.8)	$(71.1)

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
	(Amounts in millions)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(91.1)	$(60.9)	$(95.7)
Noncash Items Included in Net Loss:
Depreciation and Amortization	205.3	228.9	160.4
Loss on Early Extinguishment of Debt	—	—	16.7
Deferred Income Taxes	24.5	23.6	11.8
Pension, Postemployment and Postretirement Benefits Expense, Net of Contributions	9.5	24.8	18.6
Amortization of Deferred Debt Issuance Costs	8.3	8.7	7.6
Loss on Retirement of Assets	3.7	10.8	8.4
Other, Net	3.3	(3.4)	7.0
Changes in Operating Assets & Liabilities	6.0	31.3	22.0

Net Cash Provided by Operating Activities	169.5	263.8	156.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(95.6)	(137.8)	(136.6)
Acquisition Fees	—	—	(93.9)
Cash Acquired in Merger	—	—	6.1
Proceeds from Sales of Assets, Net of Selling Costs	1.1	11.8	—
Change in Other Assets	(20.1)	(15.5)	3.5

Net Cash Used in Investing Activities	(114.6)	(141.5)	(220.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under Revolving Credit Facilities	531.8	516.7	474.8
Payments on Revolving Credit Facilities	(527.2)	(541.0)	(456.6)
Proceeds from Issuance of Debt	—	—	2,125.0
Increase in Debt Issuance Costs	(4.2)	(0.9)	(57.4)
Premium Paid on Early Extinguishment of Debt	—	—	(28.6)
Payment on Debt	(50.0)	(108.2)	(1,989.1)
Other	0.5	0.4	(0.8)

Net Cash (Used in) Provided by Financing Activities	(49.1)	(133.0)	67.3

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(0.4)	0.5	0.5

Net Increase (Decrease) in Cash and Equivalents	5.4	(10.2)	3.7
Cash and Equivalents at Beginning of Period	7.3	17.5	13.8

CASH AND EQUIVALENTS AT END OF PERIOD	$12.7	$7.3	$17.5

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Class A		Class B					Minimum	Cumulative	Accumulated
			Non-Redeemable		Non-Redeemable		Capital in			Pension	Currency	Derivative	Total
	Common Stock		Common Stock		Common Stock		Excess of	Unearned	Accumulated	Liability	Translation	Instruments	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Par Value	Compensation	Deficit	Adjustment	Adjustment	Gain (Loss)	Equity
	(Amounts in millions, except share amounts)

Balances at December 31, 2002	—	—	7,000,000	$0.1	500,000	$—	$748.7	$—	$(552.9)	$(71.3)	$(30.7)	$(6.1)	$87.8
Net Loss	—	—	—	—	—	—	—	—	(95.7)	—	—	—	(95.7)
15.21-to-One Stock Split	—	—	99,470,000	1.0	7,105,000	0.1	(1.1)	—	—	—	—	—	—
Non-Redeemable Class A and Class B
Common Stock Exchange	114,075,000	1.2	(106,470,000)	(1.1)	(7,605,000)	(0.1)	—	—	—	—	—	—	—
Redeemable Class A Common Stock Exchange	748,027	0.0	—	—	—	—	5.9	—	—	—	—	—	5.9
Common Stock issued in Merger	83,441,490	0.8	—	—	—	—	414.7	—	—	—	—	—	415.5
Accumulated Derivative Instruments Loss	—	—	—	—	—	—	—	—	—	—	—	(6.6)	(6.6)
Minimum Pension Liability Adjustment	—	—	—	—	—	—	—	—	—	11.1	—	—	11.1
Currency Translation Adjustment	—	—	—	—	—	—	—	—	—	—	20.1	—	20.1
Issuance of Common Stock	100,000	—	—	—	—	—	0.2	—	—	—	—	—	0.2
Net Issuance of Restricted Stock	13,593	—	—	—	—	—	0.1	—	—	—	—	—	0.1

Balances at December 31, 2003	198,378,110	2.0	—	—	—	—	1,168.5	—	(648.6)	(60.2)	(10.6)	(12.7)	438.4
Net Loss	—	—	—	—	—	—	—	—	(60.9)	—	—	—	(60.9)
Accumulated Derivative Instruments Loss	—	—	—	—	—	—	—	—	—	—	—	3.7	3.7
Minimum Pension Liability Adjustment	—	—	—	—	—	—	—	—	—	(5.0)	—	—	(5.0)
Currency Translation Adjustment	—	—	—	—	—	—	—	—	—	—	10.4	—	10.4
Issuance of Common Stock	149,828	—	—	—	—	—	0.4	—	—	—	—	—	0.4
Net Issuance of Restricted Stock	58,170	—	—	—	—	—	0.3	(0.4)	—	—	—	—	(0.1)

Balances at December 31, 2004	198,586,108	2.0	—	—	—	—	1,169.2	(0.4)	(709.5)	(65.2)	(0.2)	(9.0)	386.9
Net Loss	—	—	—	—	—	—	—	—	(91.1)	—	—	—	(91.1)
Accumulated Derivative Instruments Loss	—	—	—	—	—	—	—	—	—	—	—	14.2	14.2
Minimum Pension Liability Adjustment	—	—	—	—	—	—	—	—	—	(24.8)	—	—	(24.8)
Currency Translation Adjustment	—	—	—	—	—	—	—	—	—	—	(17.2)	—	(17.2)
Issuance of Common Stock	21,189	—	—	—	—	—	0.2	—	—	—	—	—	0.2
Restricted Stock Amortized to Expense	—	—	—	—	—	—	—	0.5	—	—	—	—	0.5
Net Issuance of Restricted Stock	55,710	—	—	—	—	—	0.2	(0.2)	—	—	—	—	—

Balances at December 31, 2005	198,663,007	$2.0	—	$—	—	$—	$1,169.6	$(0.1)	$(800.6)	$(90.0)	$(17.4)	$5.2	$268.7

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	ORGANIZATION AND BASIS OF PRESENTATION

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

NOTE 2 —	MERGER

The Merger was entered into to create a value-added paperboard packaging company. Prior to the Merger, Riverwood Holding had two classes of common stock. There were 9.0 million shares of Class A common stock, par value $0.01, authorized with 7.0 million shares outstanding at August 8, 2003. There were 3.0 million shares of Class B common stock, par value $0.01, authorized with 0.5 million shares outstanding at August 8, 2003. In connection with the Merger, the Company’s Board of Directors approved a 15.21-to-one stock split. At the time, the Class A and Class B common stock were reclassified as one class of common stock, par value $0.01. Immediately after the stock split, there were 500.0 million shares of common stock authorized with 114.8 million shares outstanding. The aggregate par value of the issued common stock was increased by $1.1 million as a result of keeping the par value price $0.01. Accordingly, Capital in Excess of Par Value was decreased $1.1 million. In connection with the Merger, the shareholders of Graphic Packaging International Corporation received one share of the Company’s common stock and associated shareholder rights for each share of Graphic Packaging International Corporation common stock and associated shareholder rights they owned prior to the Merger. Accordingly, Capital in Excess of Par Value increased $419.5 million.

The Company determined that the relative outstanding share ownership and the designation of certain senior management positions required the Company to be the acquiring entity for accounting purposes, resulting in the historical financial statements of Riverwood Holding becoming the historical financial statements of Graphic Packaging Corporation. The assets and liabilities of the acquired business are included in the consolidated balance sheets at December 31, 2005 and 2004. Results of Graphic have been included in the consolidated statement of operations beginning August 9, 2003 through December 31, 2003. The purchase price for the acquisition, including transaction costs, has been allocated to the assets acquired and liabilities assumed based on the estimated fair market values at the date of the Merger. Goodwill is allocated entirely to

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the paperboard packaging segment and is not deductible for tax purposes. The stock-for-stock exchange resulted in the issuance of 83.4 million shares of common stock to fund the purchase price of $469.8 million. During 2004, the Company recorded $19.4 million of additional Goodwill as a result of finalizing the purchase price allocation. The final purchase price allocation is as follows:

(Amounts in millions)

Current assets	$209.6
Property, plant & equipment	480.3
Goodwill	375.4
Intangible assets	162.0
Other assets	20.0

Total assets acquired	$1,247.3

Accounts payable and accrued expenses	$150.5
Total debt	496.6
Pension and other post-retirement liabilities, assumed merger related liabilities, and other	130.4

Total liabilities assumed	$777.5

See also Note 17 — RESTRUCTURING CHARGES

Selected Unaudited Pro Forma Combined Financial Information

The following unaudited pro forma combined financial information is presented to show the estimated effect of the Merger and the related financing transactions and represents the Company’s pro forma combined financial information for the years ended December 31, 2003 as if the Merger and related financing transactions had occurred on January 1, 2003. The unaudited pro forma combined financial information includes adjustments directly attributable to the Merger and the related financing transactions that are expected to have a continuing impact on the Company. The pro forma adjustments are based upon available information and certain assumptions that management believes are reasonable.

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

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

actually occurred as of such dates or of the results that the combined company would have achieved after the Merger. The unaudited pro forma combined financial information is as follows:

Combined Company
Unaudited Condensed Pro Forma Combined Statement of Operations
For the Year Ended December 31, 2003

					Condensed
			Pro Forma		Pro Forma
	Company	Graphic	Adjustments		Combined
	(Amounts in millions, except per share amounts)

Net Sales	$1,683.3	$650.8	$(38.0	)A	$2,296.1
Cost of Sales	1,398.5	581.7	(45.0	)A	1,933.9
			(1.3	)B
Selling, General and Administrative, Research,Development and Engineering	178.7	44.0	18.0	B	240.7

Income from Operations	106.1	25.1	(9.7)		121.5
Interest Expense, Net	(143.5)	(23.0)	18.4	C	(148.1)
Loss on Early Extinguishment of Debt	(45.3)	(1.3)	—		(46.6)

(Loss) Income before Income Taxes and Equity in Net Earnings of Affiliates	(82.7)	0.8	8.7		(73.2)
Income Tax Expense	(14.3)	(1.0)	—		(15.3)

Loss before Equity in Net Earnings of Affiliates	(97.0)	(0.2)	8.7		(88.5)
Equity in Net Earnings of Affiliates	1.3	—	—		1.3

Net Loss	(95.7)	(0.2)	8.7		(87.2)
Preferred Stock Dividends Declared	—	6.1	(6.1	)D	—

Net Loss Attributable to Common Stockholders	$(95.7)	$(6.3)	$14.8		$(87.2)

Loss Per Share — Basic	$(0.65)				$(0.44)
Loss Per Share — Diluted	$(0.65)				$(0.44)
Weighted Average Number of Shares Outstanding:
Basic	148.3				198.3
Diluted	148.3				198.3

Adjustments in the unaudited condensed pro forma combined financial statements are as follows:

A RIC sold coated unbleached kraft paperboard (“CUK”) folding boxboard to Graphic for use in certain cartons manufactured by Graphic. This pro forma adjustment eliminates the intercompany sales and cost of sales $38.0 million for the period ended August 8, 2003, related to this activity. Cost of Sales also includes an adjustment of approximately $7 million related to a one-time non-recurring item which was the result of the Merger. The approximately $7 million adjustment is to eliminate the purchase accounting requirement to step-up the fair value of the acquired inventory.

B The amortization of the identifiable intangible assets (customer contracts, patents and proprietary technology) is reflected as a pro forma adjustment to the unaudited condensed pro forma combined statement of operations. The Company is amortizing the estimated fair value of the identifiable intangibles of approximately $162.0 million on a straight-line basis over an average estimated useful life of eighteen years, except for non-compete agreements which have an estimated useful life of approximately one year. Depreciation expense would have decreased by $1.3 million for the year ended

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003 as a result of the Company revising the depreciable asset lives and the fair value of the property purchased in the Merger. The net effect of this increased amortization and decreased depreciation of $16.7 million for the year ended December 31, 2003, is reflected in the unaudited condensed pro forma combined statement of operations as follows:

Year Ended
December 31,
2003

Cost of Sales	$(1.3)
Selling, General and Administrative, Research, Development and Engineering	18.0

Total Net Additional Amortization and Depreciation of Intangible Assets and Property, Plant and Equipment	$16.7

The asset lives were revised as a result of the valuation provided by a third party engaged by the Company to estimate the fair value and remaining useful lives of certain tangible and intangible assets of Graphic.

C In connection with the Merger, substantially all of RIC’s and Graphic’s then outstanding indebtedness was redeemed, repurchased or otherwise repaid and replaced with borrowings under the Senior Secured Credit Agreement and indebtedness under the Senior Notes and Senior Subordinated Notes. The condensed pro forma combined interest expense reflects an average variable interest rate of 3.9% for the combined company’s new bank debt and a blended fixed rate of 9.0% on the combined company’s Senior Notes and Senior Subordinated Notes.

D To reflect the new equity structure of the Company, including conversion of $100 million of Graphic’s convertible preferred stock into common stock (accordingly there is no preferred stock dividend declared).

NOTE 3 —	ACCOUNTING POLICIES

(A) BASIS OF PRESENTATION

The Company’s Consolidated Financial Statements include all subsidiaries in which the Company has the ability to exercise direct or indirect control over operating and financial policies. The accompanying consolidated financial statements include the worldwide operations of the Paperboard Packaging segment which includes the paperboard, packaging, and packaging machinery businesses and the Containerboard/Other segment. Intercompany transactions and balances are eliminated in consolidation. The Company has reclassified the presentation of certain prior period information to conform to the current presentation format.

(B) USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Actual results could differ from these estimates, and changes in these estimates are recorded when known. Estimates are used in accounting for, among other things, pension benefits, retained insurable risks, excess and obsolete inventory, allowance for doubtful accounts, useful lives for depreciation and amortization, future cash flows associated with impairment testing of goodwill and long-term assets, deferred tax assets and potential income tax assessments, and contingencies.

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(C) CASH AND EQUIVALENTS

Cash and equivalents include time deposits, certificates of deposit and other marketable securities with original maturities of three months or less.

(D) INVENTORIES

Inventories are stated at the lower of cost or market with cost determined principally by the first-in, first-out (“FIFO”) basis. Average cost basis is used to determine the cost of supplies inventories. Raw materials and consumables used in the production process such as wood chips and chemicals are valued at purchase cost on a FIFO basis upon receipt. Work in progress and finished goods inventories are valued at the cost of raw material consumed plus direct manufacturing costs (such as labor, utilities and supplies) as incurred and a proportion of manufacturing overhead. Inventories are stated net of an allowance for slow-moving and obsolete inventory, which is based on estimates.

During the fourth quarter of 2003, the Company changed its method of determining the cost of inventories from the LIFO method to the FIFO method. Prior to 2003, the majority of the Company’s operations used the LIFO method of valuing inventory. The Company has concluded that the FIFO method will result in a better measurement of current inventory costs with revenues because the Company’s operations have realized and expect to continue to realize cost reductions in its manufacturing operations.

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

Costs directly associated with the development and testing of computer information systems for internal use are deferred and included in property, plant and equipment. Such costs are amortized on a straight-line basis over the expected useful life of 5 years. Costs indirectly associated with such projects and ongoing maintenance costs are expensed as incurred. A total of $5.8 million and $7.3 million in costs relating to software development were capitalized in 2005 and 2004, respectively, and were included in property, plant and equipment at December 31, 2005 and 2004.

Interest is capitalized on major projects. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Capitalized interest was approximately $2.5 million, $3.8 million and $1.6 million in the years ended December 31, 2005, 2004 and 2003, respectively.

(F) DEPRECIATION AND AMORTIZATION, AND IMPAIRMENT

Depreciation is principally computed using the straight-line method based on the following estimated useful lives of the related assets:

Buildings	40 years
Land improvements	15 years
Machinery and equipment	3 to 40 years
Furniture and fixtures	10 years
Automobiles and light trucks	3 to 5 years

For certain major capital additions, the Company computes depreciation on the units-of-production method until the asset’s designed level of production is achieved and sustained.

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table displays the intangible assets that continue to be subject to amortization and aggregate amortization expense as well as intangible assets not subject to amortization as of December 31, 2005 and 2004:

	As of December 31, 2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(Amounts in millions)

Amortizable Intangible Assets:
Customer Relationships	$109.9	$12.5	$97.4
Non-Compete Agreements	23.3	23.2	0.1
Patents, Trademarks and Licenses	101.0	41.2	59.8

	$234.2	$76.9	$157.3

Unamortizable Intangible Assets:
Goodwill	$642.6	—	$642.6

	As of December 31, 2004
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortizable Intangible Assets:
Customer Relationships	$109.9	$7.3	$102.6
Non-Compete Agreements	23.3	22.9	0.4
Patents, Trademarks and Licenses	98.5	34.9	63.6

	$231.7	$65.1	$166.6

Unamortizable Intangible Assets:
Goodwill	$643.4	—	$643.4

The Company recorded amortization expense of $11.8 million, $27.0 million and $14.0 million for the years ended December 31, 2005, 2004 and 2003, respectively, relating to intangible assets subject to amortization. The Company expects amortization expense to be approximately $12 million per year for 2006 through 2010.

(G) INTERNATIONAL CURRENCY

The functional currency of the international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

translation adjustments are recorded directly to Shareholders’ Equity. Gains and losses on foreign currency transactions are included in Other Expense, Net for the period in which the exchange rate changes.

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

(H) INCOME TAXES

The Company accounts for income taxes under the asset and liability method which requires that deferred tax assets or liabilities be recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect. Subsequent changes in the tax laws will require adjustment to the assets and liabilities. A valuation allowance is established for deferred tax assets when it is more likely than not that the benefits of such assets will not be realized.

(I) REVENUE RECOGNITION

The Company receives revenue from the sales of manufactured products, the leasing of packaging machinery and the servicing of packaging machinery. The Company recognizes sales revenue when all of the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the Company’s price to the buyer is fixed and determinable and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is largely dependent on shipping terms. Revenue is recorded at the time of shipment for terms designated as free on board (“f.o.b.”) shipping point. For sales transactions designated f.o.b. destination, revenue is recorded when the product is delivered to the customer’s delivery site. The Company recognizes revenues on its annual and multi-year carton supply contracts as the shipment occurs in accordance with the shipping terms discussed above.

Payments from packaging machinery use agreements are recognized on a straight-line basis over the term of the agreements. Service revenue on packaging machinery is recorded at the time of service.

Discounts and allowances are comprised of trade allowances, cash discounts and sales returns. Cash discounts and sales returns are estimated using historical experience. Trade allowances are based on the estimated obligations and historical experience. Customer rebates are determined based on the quantity purchased and are recorded at the time of sale.

(J) RETAINED INSURABLE RISK

It is the Company’s policy to self-insure or fund a portion of certain expected losses related to group health benefits and workers’ compensation claims. Provisions for expected losses are recorded based on the Company’s estimates, on an undiscounted basis, of the aggregate liabilities for known claims and estimated claims incurred but not reported.

(K) ENVIRONMENTAL REMEDIATION RESERVES

The Company records accruals for environmental obligations based on estimates developed in consultation with environmental consultants and legal counsel. Accruals for environmental liabilities are established in accordance with the American Institute of Certified Public Accountants Statement of Position 96-1, “Environmental Remediation Liabilities.” The Company records a liability at the time it is probable and can be

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reasonably estimated. Such liabilities are not reduced for potential recoveries from insurance carriers. Costs of future expenditures are not discounted to their present value.

(L) STOCK-BASED COMPENSATION

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation,” the Company continues to apply intrinsic value accounting for its stock option plans under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Compensation cost for stock options, if any, is measured as the excess of the market price of the Company’s common stock at the date of grant over the exercise price to be paid by the grantee to acquire the stock. The Company has adopted disclosure-only provisions of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123.” If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, the Company’s Net Loss would have been as follows:

	Year Ended December 31,
	2005	2004	2003
	(Amounts in millions, except per share amounts)

Net Loss, As Reported	$(91.1)	$(60.9)	$(95.7)
Add: Stock-Based Employee Compensation Expense Included in Reported Net Loss	—	(0.7)	0.9
Deduct: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method for All Awards	(5.5)	(8.5)	(0.3)

Adjusted Net Loss	$(96.6)	$(70.1)	$(95.1)

Loss Per Basic Share-As Reported	$(0.46)	$(0.31)	$(0.65)
Loss Per Basic Share-As Adjusted	$(0.49)	$(0.35)	$(0.64)
Loss Per Diluted Share-As Reported	$(0.46)	$(0.31)	$(0.65)
Loss Per Diluted Share-As Adjusted	$(0.49)	$(0.35)	$(0.64)

On December 8, 2005, the Compensation and Benefits Committee of the Board of Directors of the Company approved the acceleration of the vesting of all of the unvested stock options granted to employees of the Company so that such options vested immediately. The action affected 1,835,268 stock options, 1,762,768 of which have exercise prices in excess of the current market price of the Company’s common stock. The action is expected to reduce the Company’s future compensation expense by $3.2 million. The $3.2 million related to this calculation is included in the $5.5 million deduction for 2005 above.

(M) RESEARCH AND DEVELOPMENT

Research and development, which relate primarily to the development and design of new packaging machines and products are expensed as incurred. Expenses for the years ended December 31, 2005, 2004 and 2003 were $9.9 million, $9.6 million and $7.4 million, respectively.

(N) SHIPPING AND HANDLING COSTS

The Company includes shipping and handling costs in Cost of Sales.

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(O) RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4 “(“SFAS No. 151”), which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS No. 151 addresses financial accounting and reporting for inventory costs. The Company does not believe the adoption of SFAS No. 151 will have a material impact on its financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29” (“SFAS No. 153”), which is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. The adoption of SFAS No. 153 did not have a material impact on the Company’s financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which is effective for new awards and awards modified or settled occurring in fiscal years beginning after December 15, 2004. SFAS No. 123R amends and clarifies the accounting for stock compensation plans under SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company previously reported that it will adopt SFAS No. 123R for the quarter ending September 30, 2005. On April 14, 2005, however, the Securities and Exchange Commission (“SEC”) deferred the required adoption date of SFAS No. 123R to the beginning of the first quarter of 2006, at which time the Company will adopt SFAS No. 123R. As previously mentioned, the Company accelerated the vesting of options and does not believe that such adoption of SFAS No. 123R will have a material impact on its financial position and results of operations.

Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN No. 47”), was issued in March 2005 and is effective no later than the end of fiscal years ending after December 15, 2005. FIN No. 47 clarifies the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” The adoption of FIN No. 47 did not have a material impact on the Company’s financial position and results of operations.

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

NOTE 4 —	SUPPLEMENTAL BALANCE SHEET DATA

The components of receivables at December 31 were as follows:

	2005	2004
	(Amounts in millions)

Trade	$200.4	$207.7
Less, allowance	2.8	3.7

	197.6	204.0
Other	18.7	10.9

	$216.3	$214.9

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The major classes of inventories at December 31 were as follows:

	2005	2004
	(Amounts in millions)

Finished goods	$164.2	$166.9
Work in progress	22.7	14.9
Raw materials	67.3	76.2
Supplies	44.3	43.2

	$298.5	$301.2

The components of Property, Plant and Equipment at December 31 were as follows:

	2005	2004

Property, Plant and Equipment, at Cost
Land and Improvements	$57.1	$60.3
Buildings	227.2	226.4
Machinery and Equipment	2,496.0	2,441.0

	2,780.3	2,727.7
Less: Accumulated Depreciation	1,228.8	1,078.7

Property, Plant and Equipment, Net	$1,551.5	$1,649.0

Other Assets included at December 31, consisted of the following:

	2005	2004
	(Amounts in millions)

Deferred debt issuance costs, net	$43.8	$47.8
Capitalized spare parts	28.7	26.7
Pension intangible asset	8.2	10.7
Assets held for sale	3.9	1.5
Other	15.6	16.5

	$100.2	$103.2

Other Noncurrent Liabilities included at December 31, consisted of the following:

	2005	2004
	(Amounts in millions)

Accrued Retirement and Post Employment Benefits	$189.7	$168.1
Deferred Revenue	19.2	18.7
Other	29.0	24.6

	$237.9	$211.4

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 —	SUPPLEMENTAL CASH FLOW INFORMATION

The components of changes in operating assets and liabilities for the year ended December 31 were as follows:

	2005	2004	2003
	(Amounts in millions)

Receivables	$(9.1)	$(9.5)	$26.5
Inventories	(7.2)	5.6	(14.6)
Prepaid Expenses	6.9	4.3	1.4
Accounts Payable	12.8	18.2	30.3
Compensation and Employee Benefits	(11.2)	3.2	5.6
Income Taxes	(0.2)	(2.0)	(3.8)
Other Accrued Liabilities	13.1	1.5	(22.4)
Other Noncurrent Liabilities	0.9	10.0	(1.0)

	$6.0	$31.3	$22.0

Cash paid for interest and cash paid, net of refunds, for income taxes was as follows:

	Year Ended	Year Ended	Year Ended
	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003
	(In millions of dollars)

Interest	$151.8	$131.6	$156.2
Income Taxes	$1.0	$3.5	$3.9

NOTE 6 —	SHORT-TERM DEBT

Short-Term Debt at December 31, consisted of the following:

	2005	2004
	(Amounts in millions)

Short-term borrowings	$9.8	$13.4
Current portion of long-term debt	1.2	0.8

	$11.0	$14.2

Short-term borrowings are principally at the Company’s international subsidiaries. The weighted average interest rate on short-term borrowings as of December 31, 2005 and 2004 was 2.2% and 2.1%, respectively.

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 —	LONG-TERM DEBT

Long-Term Debt at December 31 consisted of the following:

	2005	2004
	(Amounts in millions)

Senior Notes with interest payable semi-annually at 8.5%, payable in 2011	$425.0	$425.0
Senior Subordinated Notes with interest payable semi-annually at 9.5%, payable in 2013	425.0	425.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (6.60% at December 31, 2005 and 4.52% at December 31, 2004) payable through 2010	1,109.0	1,158.0
Senior Secured Revolving Facility with interest payable at various dates at floating rates (9.25% at December 31, 2005) payable in 2009	6.0	—
Other	3.5	3.8

	1,968.5	2,011.8
Less, current portion	1.2	0.8

Total	$1,967.3	$2,011.0

Long-term debt maturities and expirations of funded long-term working capital commitments at December 31, 2005, were as follows:

(Amounts in millions)

2006	$1.2
2007	11.7
2008	12.5
2009	17.4
2010	1,074.9
After 2010	850.8

$1,968.5

At December 31, 2005, the Company had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

	Total Amount of	Total Amount	Total Amount
	Commitments	Outstanding	Available(a)
	(Amounts in millions)

Revolving Credit Facility	$325.0	$6.0	$306.6
International Facilities	17.4	8.9	8.5

Total	$342.4	$14.9	$315.1

Note:

(a)	In accordance with its debt agreements, the Company’s availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of approximately $12.4 million as of December 31, 2005. These letters of credit are used as security against its self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2006 unless extended.

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Senior Secured Credit Agreement, which governs the Term Loan Facility and the Revolving Credit Facility, imposes restrictions on the Company’s ability to make capital expenditures and both the Senior Secured Credit Agreement and the indentures governing the Senior Notes and Senior Subordinated Notes (the “Notes”) limit the Company’s ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company’s ability to respond to market conditions, meet its capital spending program, provide for unexpected capital investments or take advantage of business opportunities. The covenants contained in the Senior Secured Credit Agreement, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividend and other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of indentures under which the Notes are issued, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, make capital expenditures and engage in certain transactions with affiliates.

On October 17, 2005, the Company, entered into the Second Amendment (the “Second Amendment”) to the Senior Secured Credit Agreement. As a result, the Company incurred fees and transaction costs of approximately $4 million.

The Second Amendment relaxed the maximum Consolidated Debt to Credit Agreement EBITDA Leverage Ratio covenant and the minimum Credit Agreement EBITDA to Consolidated Interest Expense Ratio covenant as shown below beginning with the covenant requirements for September 30, 2005.

Minimum Credit Agreement
	Maximum Consolidated Debt to		EBITDA to Consolidated Interest
	Credit Agreement EBITDA Leverage Ratio(a)		Expense Ratio(a)
Four Fiscal Quarters Ending	Previous	As Amended	Previous	As Amended

2005
September 30, 2005	6.15 to 1.00	6.75 to 1.00	2.25 to 1.00	1.75 to 1.00
December 31, 2005	5.75 to 1.00	6.75 to 1.00	2.35 to 1.00	1.75 to 1.00
2006
March 31, 2006	5.75 to 1.00	6.75 to 1.00	2.35 to 1.00	1.75 to 1.00
June 30, 2006	5.75 to 1.00	6.75 to 1.00	2.35 to 1.00	1.75 to 1.00
September 30, 2006	5.75 to 1.00	6.75 to 1.00	2.35 to 1.00	1.75 to 1.00
December 31, 2006	5.25 to 1.00	6.75 to 1.00	2.50 to 1.00	1.75 to 1.00
2007
March 31, 2007	5.25 to 1.00	6.50 to 1.00	2.50 to 1.00	1.75 to 1.00
June 30, 2007	5.25 to 1.00	6.50 to 1.00	2.50 to 1.00	1.75 to 1.00
September 30, 2007	5.25 to 1.00	6.50 to 1.00	2.50 to 1.00	1.75 to 1.00
December 31, 2007	4.75 to 1.00	6.00 to 1.00	2.75 to 1.00	1.85 to 1.00
2008
March 31, 2008	4.75 to 1.00	6.00 to 1.00	2.75 to 1.00	1.85 to 1.00
June 30, 2008	4.75 to 1.00	6.00 to 1.00	2.75 to 1.00	1.85 to 1.00
September 30, 2008	4.75 to 1.00	6.00 to 1.00	2.75 to 1.00	1.85 to 1.00
December 31, 2008	4.50 to 1.00	5.50 to 1.00	2.90 to 1.00	2.00 to 1.00
2009
March 31, 2009 and thereafter	4.50 to 1.00	4.50 to 1.00	2.90 to 1.00	2.90 to 1.00

Note:

(a)	Credit Agreement EBITDA is calculated in accordance with the definitions contained in the Company’s Senior Secured Credit Agreement. Credit Agreement EBITDA is defined as consolidated net income

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At December 31, 2005, the Company was in compliance with the financial covenants in the Secured Credit Agreement, as amended, and the ratios were as follows:

Consolidated Debt to Credit Agreement EBITDA Leverage Ratio — 6.15 to 1.00

Credit Agreement EBITDA to Consolidated Interest Expense Ratio – 2.18 to 1.00

In addition to the changes to the financial covenants described above, the Second Amendment modifies the pricing for the Senior Secured Term Loan Facility by increasing the applicable margin by 0.25% if, and for so long as, the Company’s indebtedness under the Senior Secured Credit Agreement is rated less than B+ by Standard & Poor’s Ratings Group (a division of The McGraw Hill Companies Inc.) or less than B1 by Moody’s Investors Service, Inc.

If the negative impact of inflationary pressures on key inputs continues, or depressed selling prices, lower sales volumes, increased operating costs or other factors have a negative impact on the Company’s ability to increase its profitability, the Company may not be able to maintain its compliance with the financial covenants in its Senior Secured Credit Agreement, as amended. The Company’s ability to comply in future periods with the financial covenants in the Senior Secured Credit Agreement will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company’s control and will be substantially dependent on the selling prices for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business strategies, and meet its profitability objective. If a violation of any of the covenants occurred, the Company would attempt to obtain a waiver or an amendment from its lenders, although no assurance can be given that the Company would be successful in this regard. The Senior Secured Credit Agreement and the indentures governing the Senior Subordinated Notes and the Senior Notes have covenants as well as certain cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions. If an event of default occurs, the lenders are entitled to declare all amounts owed to be due and payable immediately. The Senior Secured Credit Agreement is collateralized by substantially all of the Company’s domestic assets.

NOTE 8 —	STOCK INCENTIVE PLANS

The Company has eight equity compensation plans, seven of which were adopted by the Company or Graphic prior to the Merger and are no longer used to make new option grants or equity awards. The Company’s only active plan as of December 31, 2005 is the Graphic Packaging Corporation 2004 Stock and Incentive Compensation Plan (“2004 Plan”), pursuant to which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other types of stock-based awards to employees and directors of the Company. The other plans are the 2003 Riverwood Holding, Inc. Long-Term Incentive Plan (“2003 LTIP”), the 2003 Riverwood Holding, Inc. Directors Stock Incentive Plan (“2003 Directors’ Plan”), the Riverwood Holding, Inc. 2002 Stock Incentive Plan (“2002 SIP”), the Riverwood Holding, Inc. Supplemental Long-Term Incentive Plan (“1999 LTIP”), the Riverwood Holding, Inc. Stock Incentive Plan (“1996 SIP”), the Graphic Packaging Equity Incentive Plan (“EIP”), and the Graphic Packaging Equity Compensation Plan for Non-Employee Directors (“Graphic NEDP”). Stock options and other awards granted under all of the Company’s plans generally vest and expire in accordance with terms established at the time of grant.

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The Company applies APB Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options issued under its plans. Accordingly, the Company recognizes compensation expense for stock options when the exercise price is less than the related fair value at the date of grant or when the performance criteria is met. The Company did not grant any options in 2005 and accelerated the vesting of all options in December 2005. The weighted average fair value of stock options is estimated to be $2.73 per option as of the date of grant for stock options granted in 2004. The Company used the Black-Scholes option pricing model to value stock options with the following assumptions: dividend yield of zero, expected volatility ranging from 0% to 74%, risk-free interest rates ranging from 4.23% to 6.75%, a zero forfeiture rate and an expected life of 3 to 10 years. The weighted average contractual life of the options outstanding at December 31, 2005 is 5.4 years.

The following table summarizes information pertaining to stock options outstanding and exercisable at December 31, 2005. No options have been granted under the 2004 Plan or the 2003 Director’s Plan, so these plans have been omitted from the table.

		Weighted
		Avg.
	Shares Subject	Exercise	Shares Subject to	Weighted Avg.
Plan	to Options	Price	Exercisable Options	Exercise Price

2003 LTIP	1,694,605	$5.70	1,694,605	$5.70
2002 SIP	6,503,948	7.88	6,503,948	7.88
1999 LTIP	848,599	6.57	848,599	6.57
1996 SIP	3,898,448	5.20	3,898,448	5.20
EIP	2,983,462	7.44	2,983,462	7.44
Graphic NEDP	15,277	7.37	15,277	7.37

Total	15,944,339	$6.84	15,944,339	$6.84

As of December 31, 2004 and 2003, there were exercisable options in the amount of 11,247,769 and 9,666,720, respectively.

A summary of option activity during the three years ended December 31, 2005 is as follows:

	Shares	Exercise Price

Outstanding — December 31, 2002	16,866,642	$6.98
Granted	2,098,178	$6.16
Exercised	(100,000)	$1.56
Canceled	(7,231,741)	$5.54
Assumed From Merger	5,476,836	$5.90

Outstanding — December 31, 2003	17,109,915	$7.17
Granted	62,500	$4.60
Exercised	(149,828)	$2.63
Canceled	(364,691)	$6.56

Outstanding — December 31, 2004	16,657,896	$6.81
Canceled	(713,557)	$6.17

Outstanding — December 31, 2005	15,944,339	$6.84

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units and Other Stock-Based Awards

The 2004 Plan and 2003 LTIP provide for restricted stock awards (shares or stock units (“RSUs”)). All restricted stock awards vest and become unrestricted in one to five years from date of grant. Upon vesting, RSUs granted in 2005 are 50% payable in cash and 50% in shares of common stock. All other RSUs are payable in shares of common stock.

Data concerning restricted stock awards follows:

	2005	2004	2003
	(Shares in thousands)

RSUs — employees	506	38	3,226
Weighted-average price per share	$4.84	$4.70	$4.05
Restricted shares — Board of Directors	67	60	16
Weighted-average price per share	$3.59	$5.72	$4.70

The value of restricted stock units is based on the market value of the Company’s common stock at date of grant. The shares payable in cash are subject to variable accounting and marked to market accordingly. Both components are recorded as a liability.

The value of restricted stock awards is based on the market value of the Company’s common stock at the date of grant and recorded at the date of the award as unearned compensation on restricted stock in a separate component of stockholders’ equity.

During 2005, 2004 and 2003, $4.0 million, $4.1 million and $1.4 million, respectively was charged to compensation expense.

During 2005 and 2004, the Company also issued 23,071 and 8,030 shares of phantom stock, respectively, representing deferred compensation by one of its directors. These shares of phantom stock vest on the first anniversary of the date of grant and are payable upon termination of service. The Company also has an obligation to issue 195,288 shares in payment of employee deferred compensation.

NOTE 9 —	LEASES AND PURCHASE OBLIGATIONS

The Company leases certain warehouse facilities, office space, data processing equipment and plant equipment under long-term, non-cancelable contracts that expire at various dates. At December 31, 2005, total minimum rental payments under these leases were as follows:

(Amounts in Millions)

Year ended December 31,
2006	$12.5
2007	7.5
2008	5.4
2009	4.6
2010	3.8
Thereafter	12.6

$46.4

Total rental expense was approximately $14.1 million, $13.6 million and $11.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company has entered into other long-term contracts principally for the purchase of fiber and electricity. The minimum purchase commitments extend beyond 2010. Commitments under these contracts are

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $52.4 million in 2006, $42.7 million in 2007, $41.5 million in 2008, $41.0 million in 2009 and $40.5 million in 2010. Total commitments beyond the year 2010 are $226.0 million.

NOTE 10 —	ENVIRONMENTAL AND LEGAL MATTERS

Environmental Matters

The Company is subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations that change from time to time, including those governing discharges to air, soil and water, the management, treatment and disposal of hazardous substances, solid waste and hazardous wastes, the investigation and remediation of contamination resulting from historical site operations and releases of hazardous substances, and the health and safety of employees. Compliance initiatives could result in significant costs, which could negatively impact the Company’s financial position, results of operations or cash flows. Any failure to comply with such laws and regulations or any permits and authorizations required thereunder could subject the Company to fines, corrective action or other sanctions.

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

The Company has established reserves for those facilities or issues where liability is probable and the costs are reasonably estimable. The Company believes that the amounts accrued for all of its loss contingencies, and the reasonably possible loss beyond the amounts accrued, are not material to the Company’s financial position, results of operations or cash flows. The Company cannot estimate with certainty future compliance, investigation or remediation costs, all of which the Company currently considers to be remote. Costs relating to historical usage or indemnification claims that the Company considers to be reasonably possible are not quantifiable at this time. The Company will continue to monitor environmental issues at each of its facilities and will revise its accruals, estimates and disclosures relating to past, present and future operations as additional information is obtained.

Legal Matters

The Company is a party to a number of lawsuits arising in the ordinary conduct of its business. Although the timing and outcome of these lawsuits cannot be predicted with certainty, the Company does not believe that disposition of these lawsuits will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 11 —	PENSIONS

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

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(A) PENSION EXPENSE

The pension expense related to the U.S. plans consisted of the following:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
	(Amounts in millions)

Components of Net Periodic Pension Cost:
Service Cost	$14.5	$14.1	$9.3
Interest Cost	30.8	28.9	21.4
Expected Return on Plan Assets	(30.8)	(29.3)	(31.2)
Amortizations:
Prior Service Cost	2.6	2.6	1.6
Actuarial Loss	3.3	2.4	14.6
Special One Time Benefit	1.2	—	—
Curtailment Loss	0.4	—	—

Net Periodic Pension Cost	$22.0	$18.7	$15.7

A special one time benefit expense of $1.2 million was recorded for those plan participants at one of the Company’s facilities who elected to take early retirement with unreduced benefits. In addition, a curtailment charge of $0.4 million, for the write-off of prior service costs, was recorded relating to the closure of the Clinton facility.

Certain assumptions used in determining the pension expense were as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

Weighted Average Assumptions:
Discount Rate	6.00%	6.25%	6.50%
Rate of Increase in Future Compensation Levels	4.50%	4.50%	4.42%
Expected Long-Term Rate of Return on Plan Assets	8.25%	8.25%	8.41%

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(B) FUNDED STATUS

The following table sets forth the funded status of the U.S. pension plans as of December 31:

	2005	2004
	(Amounts in millions)

Change in Benefit Obligation:
Benefit Obligation at Beginning of Year	$514.7	$469.5
Service Cost	14.5	14.1
Interest Cost	30.8	28.9
Actuarial Loss	36.9	18.9
Special One Time Benefit	1.2	—
Amendments	(1.1)	3.3
Benefits Paid	(22.0)	(20.0)

Benefit Obligation at End of Year	$575.0	$514.7

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$376.6	$360.9
Actual Return on Plan Assets	19.5	35.4
Employer Contributions	17.7	0.3
Benefits Paid	(22.0)	(20.0)

Fair Value of Plan Assets at End of Year	$391.8	$376.6

Plan Assets Less than Projected Benefit Obligation	$(183.2)	$(138.1)
Unrecognized Net Actuarial Loss	96.6	51.1
Unrecognized Prior Service Cost	7.4	12.1

Net Amount Recognized	$(79.2)	$(74.9)

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Pension Intangible Asset	$8.2	$10.7
Accrued Pension Liability	(160.8)	(128.0)
Accumulated Other Comprehensive Income(a)	73.4	42.4

Net Amount Recognized	$(79.2)	$(74.9)

Weighted Average Assumptions:
Discount Rate	5.75%	6.00%
Rates of Increase in Future Compensation Levels	4.50%	4.50%

Note:

(a)	During 2005 and 2004, the Company recorded a charge to Other Comprehensive Loss of $31.0 million and $6.4 million in its Consolidated Statements of Comprehensive Loss due to market conditions.

The accumulated benefit obligation for all defined benefit plans was $551.0 million and $487.8 million at December 31, 2005 and 2004, respectively.

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For plans with accumulated benefit obligations in excess of plan assets, at December 31, the projected benefit obligation, accumulated benefit obligation and fair value of the plan assets were:

	2005	2004
	(Amounts in millions)

Projected Benefit Obligation	$575.0	$514.7
Accumulated Benefit Obligation	$551.0	$487.8
Fair Value of Plan Assets	$391.8	$376.6

The Company’s approach to developing its expected long-term rate of return on pension plan assets combines an analysis of historical investment performance by asset class, the Company’s investment guidelines and current and expected economic fundamentals.

The Company’s retirement plan asset allocation at December 31, 2005 and 2004 and target allocation for 2006 by asset category are as follows:

		Percentage of
	Target	Plan Assets at
	Allocation	December 31,
	2006	2005	2004

Asset Category:
Equity Securities	60.0%	62.7%	63.8%
Debt Securities	40.0%	37.1%	36.1%
Cash	—	0.2%	0.1%

Total	100.0%	100.0%	100.0%

Active management of assets is used in asset classes and strategies where there is a potential to add value over a passive benchmark. Investment risk is measured and monitored on an on-going basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.

At December 31, 2005 and 2004, pension investments did not include any direct investments in the Company’s stock or the Company’s debt.

During 2005 and 2004, the Company made $17.7 million and $0.3 million, respectively of contributions to its U.S. pension plans. For 2006, the Company expects to make contributions of approximately $27 million.

The following represents the Company’s estimated future benefit payments through the year 2015:

Year	(Amounts in Millions)

2006	$24.2
2007	$25.8
2008	$27.5
2009	$29.6
2010	$31.9
2011 — 2015	$193.1

INTERNATIONAL PENSION PLANS

(A) PENSION EXPENSE

The Company maintains international defined benefit pension plans that are both noncontributory and contributory and are funded in accordance with applicable local laws. The pension or termination benefits are based primarily on years of service and the employees’ compensation.

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pension expense related to the international plans consisted of the following:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
	(Amounts in millions)

Components of Net Periodic Pension Cost:
Service Cost	$0.5	$0.6	$0.1
Interest Cost	6.3	6.4	5.3
Expected Return on Plan Assets	(7.1)	(5.9)	(4.7)
Amortizations:
Actuarial Loss	0.6	0.8	0.5

Net Periodic Pension Cost	$0.3	$1.9	$1.2

Assumptions:
Discount Rate	5.25%	5.50%	5.50%
Rates of Increase in Future Compensation Levels	0.00%	0.00%	0.00%
Expected Long-Term Rate of Return on Plan Assets	7.00%	6.25%	6.00%

Approximately 340 employees participate in a multi-employer pension plan that provides defined benefits to employees under certain union-employer organization agreements. Pension expense for this plan was $5.4 million, $5.6 million and $5.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(B) FUNDED STATUS

The following table sets forth the funded status of the international pension plans as of December 31:

	2005	2004
	(Amounts in millions)

Change in Benefit Obligation:
Benefit Obligation at Beginning of Year	$129.1	$115.9
Service Cost	0.5	0.6
Interest Cost	6.3	6.4
Actuarial Loss	10.1	3.1
Foreign Exchange Translation	(13.7)	8.8
Expenses Paid	(0.5)	(0.6)
Benefits Paid	(5.3)	(5.1)

Benefit Obligation at End of Year	$126.5	$129.1

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$109.3	$93.0
Actual Return on Plan Assets	20.7	10.3
Foreign Exchange Translation	(12.1)	7.3
Expenses Paid	(0.5)	(0.6)
Employer Contribution	1.9	4.4
Benefits Paid	(5.3)	(5.1)

Fair Value of Plan Assets at End of Year	$114.0	$109.3

Plan Assets Less Than Projected Benefit Obligation	$(12.5)	$(19.8)
Unrecognized Net Actuarial Loss	16.6	22.7

Net Amount Recognized	$4.1	$2.9

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Accrued Pension Liability	$(12.5)	$(19.8)
Accumulated Other Comprehensive Income(a)	16.6	22.7

Net Amount Recognized	$4.1	$2.9

Weighted Average Assumptions:
Discount Rate	4.80%	5.25%
Rates of Increase in Future Compensation Levels	0.00%	0.00%

Note:

(a)	During 2005 and 2004, the Company recorded a credit to Other Comprehensive Loss of approximately $6.1 million and $1.5 million in its Consolidated Statements of Comprehensive Loss due to market conditions.

The accumulated benefit obligation for the Company’s international defined benefit plan was $122.4 million and $129.1 million at December 31, 2005 and 2004, respectively.

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s approach to developing its expected long-term rate of return on pension plan assets combines an analysis of historical investment performance by asset class, the Company’s investment guidelines and current and expected economic fundamentals. The Company’s retirement plan asset allocation at December 31, 2005 and 2004 and target allocation for 2006 by asset category are as follows:

		Percentage of
	Target	Plan Assets at
	Allocation	December 31,
	2006	2005	2004

Asset Category:
Equity Securities	70.0%	71.0%	69.8%
Debt Securities	30.0%	27.4%	28.7%
Cash	—	1.6%	1.5%

Total	100.0%	100.0%	100.0%

Active management of assets is used in asset classes and strategies where there is a potential to add value over a passive benchmark. Investment risk is measured and monitored on an on-going basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.

During 2005 and 2004, the Company made $1.9 million and $4.4 million, respectively of contributions to its international pension plan. For 2006, the Company expects to make contributions of approximately $2 million.

The following represents the Company’s estimated future benefit payments through the year 2015:

Year	(Amounts in Millions)

2006	$4.7
2007	$4.5
2008	$4.7
2009	$4.8
2010	$4.8
2011 — 2015	$26.3

DEFINED CONTRIBUTION PLANS

The Company provides defined contribution plans for eligible U.S. employees. The Company’s contributions to the plans are based upon employee contributions and the Company’s annual operating results. Contributions to these plans for the years ended December 31, 2005, 2004 and 2003 were $8.2 million, $7.3 million and $4.3 million, respectively.

NOTE 12 —	OTHER POSTRETIREMENT BENEFITS

The Company sponsors postretirement health care plans that provide medical and life insurance coverage to eligible salaried and hourly retired U.S. employees and their dependents. No postretirement medical benefits are offered to the Company’s salaried employees who began employment after December 31, 1993 or to Graphic employees hired after June 15, 1999.

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The other postretirement benefits expense consisted of the following:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
	(Amounts in millions)

Service Cost	$0.9	$0.9	$0.7
Interest Cost	2.3	2.8	2.5
Amortizations:
Prior Service Cost	0.1	(0.2)	(0.2)
Actuarial (Gain) loss	(0.2)	0.4	0.7

Net Periodic Postretirement Benefits Cost	$3.1	$3.9	$3.7

Weighted Average Assumptions:
Discount Rate	5.8%	6.0%	6.5%
Initial Health Care Cost Trend Rate	8.5%	9.0%	9.1%
Ultimate Health Care Cost Trend Rate(a)	5.0%	5.0%	5.0%
Ultimate Year(a)	2012	2012	2007

Note:

(a)	The Company’s salaried plan’s cost was capped beginning in 1999.

The accrued postretirement benefit obligation at December 31 was as follows:

	2005	2004
	(Amounts in millions)

Change in Benefit Obligation:
Benefit Obligation at Beginning of Year	$50.2	$55.0
Service Cost	0.9	0.9
Interest Cost	2.3	2.8
Actuarial Gain	(6.9)	(1.9)
Amendments	1.4	—
Benefits Paid	(3.4)	(2.8)
Impact of Medicare Rx	—	(3.8)

Benefit Obligation at End of Year	$44.5	$50.2

Fair Value of Plan Assets at End of Year	—	—

Accumulated Postretirement Benefit Obligation in Excess of Plan Assets	$(44.5)	$(50.2)
Unrecognized Net Actuarial (Gain)/Loss	(1.3)	6.3
Unrecognized Prior Service Cost/(Credit)	0.3	(1.1)

Total Accrued Postretirement Benefit Obligation, net	$(45.5)	$(45.0)

Weighted Average Assumptions:
Discount Rate	5.65%	5.75%
Initial Health Care Cost Trend Rate	9.00%	8.50%
Ultimate Health Care Cost Trend Rate(a)	5.00%	5.00%
Ultimate Year(a)	2014	2012

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005
	1 Percentage	1 Percentage
	Point Increase	Point Decrease

Health Care Trend Rate Sensitivity:
Effect on Total of Interest and Service Cost Components	$0.2	$(0.2)
Effect on Year-End Postretirement Benefit Obligation	$2.4	$(2.1)

Note:

(a)	The Company’s salaried plan assumes no future increases in employer subsidies.

In December 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act expands Medicare primarily by adding a prescription drug benefit for Medicare-eligible individuals beginning in 2006. The Act has not and is not expected to have a material impact on the Company’s financial position and results of operations.

The Company made benefit payments of $2.6 million during 2005. The Company estimates its postretirement benefit payments through 2015 to be:

Year	(Amounts in Millions)

2006	$2.9
2007	$2.9
2008	$2.9
2009	$3.0
2010	$3.1
2011 — 2015	$17.0

NOTE 13 —	INCOME TAXES

The U.S. and international components of Loss before Income Taxes and Equity in Net Earnings of Affiliates consisted of the following:

	Year Ended	Year Ended	Year Ended
	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003
	(Amounts in millions)

U.S.	$(60.7)	$(35.4)	$(93.2)
International	(8.3)	2.0	10.5

Loss before Income Taxes and Equity in Net Earnings of Affiliates	$(69.0)	$(33.4)	$(82.7)

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provisions for Income Tax (Expense) Benefit on Loss before Income Taxes and Equity in Net Earnings of Affiliates consisted of the following:

	Year Ended	Year Ended	Year Ended
	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003
	(Amounts in millions)

Current
U.S. Federal	$0.2	$—	$—
U.S. State and Local	—	(0.5)	—
International	1.0	(4.8)	(2.5)

Total Current	1.2	(5.3)	(2.5)
Deferred
U.S.	(19.5)	(19.1)	(12.8)
International	(5.0)	(4.5)	1.0

Income Tax Expense	$(23.3)	$(28.9)	$(14.3)

A reconciliation of Income Tax Expense on Loss before Income Taxes and Equity in Net Earnings of Affiliates at the federal statutory rate of 35% compared with the Company’s actual Income Tax Expense is as follows:

	Year Ended		Year Ended		Year Ended
	Dec. 31, 2005		Dec. 31, 2004		Dec. 31, 2003
	(Amounts in		(Amounts in		(Amounts in
	millions)	Percent	millions)	Percent	millions)	Percent

Benefit income tax at U.S. statutory rate	$24.2	35.0%	$11.7	35.0%	$28.9	35.0%
U.S. state and local tax benefit	1.3	1.9	1.2	3.6	3.3	4.0
Valuation allowance on current year benefit	(25.4)	(36.8)	(16.6)	(49.7)	(38.4)	(46.4)
International tax rate differences	(0.2)	(0.3)	0.1	0.3	0.4	0.5
Valuation allowance adjustment	(6.1)	(8.8)	(3.2)	(9.6)	3.9	4.7
Amortization of goodwill	(19.5)	(28.3)	(19.1)	(57.2)	(12.8)	(15.5)
Foreign withholding tax	(0.1)	(0.1)	(0.4)	(1.2)	(0.4)	(.5)
Adjustment to tax contingencies	2.5	3.6	(2.5)	(7.5)	—	—
Other	—	—	(0.1)	(0.3)	0.8	0.9

Income Tax Expense	$(23.3)	(33.8%)	$(28.9)	(86.6%)	$(14.3)	(17.3%)

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, were as follows:

	2005	2004
	(Amounts in millions)

Short-term deferred tax assets
Compensation based accruals	$17.0	$—
Other	4.6	—
Valuation allowance	(8.5)	—

Net short-term deferred tax assets	$13.1	$—

Long-term deferred tax assets
Net operating loss carryforwards	451.3	516.8
Pension accrual	62.5	—
Tax credits	24.9	—
Other	55.7	69.7
Valuation allowance	(243.6)	(221.7)

Net long-term deferred tax assets	$350.8	$364.8

Long-term deferred tax liabilities
Property, plant and equipment	$(325.4)	$(370.3)
Goodwill	(89.3)	(69.7)
Other intangibles	(41.3)	—
Other	(5.5)	—

Total long-term deferred tax liabilities	$(461.5)	$(440.0)

Net deferred tax liability	$(97.6)	$(75.2)

The Company has reviewed the net deferred tax assets as of both December 31, 2005 and 2004, respectively, and determined that it is more likely than not that some or all of the net deferred tax assets will not be realized. The need for a valuation allowance is made on a country-by-country basis and the amount of the valuation allowance has increased as of December 31, 2005, over 2004 primarily due to operating activities in various countries in 2005 and changes in deferred tax balances. As of December 31, 2005 the Company has concluded that due to difficulty in maintaining profitability and the lack of sufficient future taxable income of the appropriate character, realization is less than more likely than not on the deferred tax assets related primarily to the Company’s Brazil, Germany and the United Kingdom operations and as a result, a valuation allowance of $6.1 million for these operations was accrued in 2005. The valuation allowance of $252.1 million and $221.7 million at December 31, 2005 and 2004, respectively, is maintained on the remaining net deferred tax assets for which the Company has not determined that realization is more likely than not.

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The U.S. federal net operating loss carryforward amount totals $1,218.6 million and expires as follows:

Year	Amounts in Millions

2012	$378.5
2018	295.0
2019	196.8
2021	144.2
2022	72.1
2023	122.0
2025	10.0

International net operating loss carryforward amounts total $60.5 million of which $1.0 million expire through 2020 and $59.5 million have no expiration date.

As of December 31, 2005, the Company, in accordance with APB Opinion 23, Accounting for Income Taxes, Special Areas, has determined that $71.5 million of undistributed foreign earnings are not intended to be reinvested indefinitely by its non-U.S. subsidiaries. Deferred income tax was recorded as a reduction to the Company’s net operating losses on these undistributed earnings as well as the financial statement carrying value in excess of tax basis in the amount of $35.8 million. As of December 31, 2004, the Company had determined that $71.8 million of undistributed foreign earnings were not intended to be reinvested indefinitely. Deferred income tax was recorded as a reduction to the Company’s net operating losses on these undistributed earnings as well as the financial statement carrying value in excess of tax basis in the amount of $48.8 million. Prior to 2004, the Company’s intent was to permanently reinvest its foreign earnings. It is not practicable to determine the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings. The Company periodically determines whether the non-U.S. subsidiaries will invest their undistributed earnings indefinitely and reassesses this determination as appropriate. The Company has determined that it is not beneficial to utilize the temporary incentive related to the repatriation of earnings accumulated outside the U.S. as provided in the American Jobs Creation Act of 2004.

NOTE 14 —	LOSS ON EARLY EXTINGUISHMENT OF DEBT

In 2003 and in connection with the Merger, the Company recorded a non-cash charge to earnings of $16.7 million, related to the write-off of remaining debt issuance costs on its prior senior secured credit facilities and the Prior RIC Notes and also recorded a charge of $28.6 million, related to the call premium paid upon redemption of the Prior RIC Notes.

NOTE 15 —	FINANCIAL INSTRUMENTS, DERIVATIVES AND HEDGING ACTIVITIES

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

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks on future income caused by interest rate changes on its variable rate Term Loan facility. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense related to the debt. At December 31, 2005, the Company had interest rate swap agreements with a notional amount of $660 million, which expire on various dates from 2006 to 2008 under which the Company will pay fixed rates of 2.69% to 4.53% and receive three-month LIBOR.

During 2005, there was no ineffective portion related to changes in the fair value of the interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.

During 2004, there was approximately $2.5 million determined to be the ineffective portion related to changes in the fair value of the interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to certain commodity purchases, the Company entered into natural gas swap contracts to hedge prices for a significant portion of its natural gas requirements through December 2006 with a weighted average contractual rate of $11.24 per MMBTU. Such contracts are designated as cash flow hedges. When a contract matures, the resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity purchased. The ineffective portion of the swap contracts change in fair value, if any, would be recognized immediately in earnings. During 2005, there was a minimal amount of ineffective portion related to changes in fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness. During 2004, there was no material ineffective portion related to changes in fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Foreign Currency Risk

The Company enters into forward exchange contracts to manage risks associated with future variability in cash flows resulting from anticipated foreign currency transactions that may be adversely affected by changes in exchange rates. Gains/losses, if any, related to these contracts are recognized in income when the anticipated transaction affects income.

At December 31, 2005 and 2004, multiple forward exchange contracts existed that expire on various dates throughout 2006. Those purchased forward exchange contracts outstanding at December 31, 2005, when measured in U.S. dollars at December 31, 2005 exchange rates, had notional amounts totaling $125.6 million. Those purchased forward exchange contracts outstanding at December 31, 2004, when measured in U.S. dollars at December 31, 2004 exchange rates, had notional amounts totaling $154.8 million.

No amounts were reclassified to earnings during 2005 or 2004 in connection with forecasted transactions that were no longer considered probable of occurring and there was no amount of ineffective portion related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge a portion of accounts receivable resulting from transactions denominated in foreign currencies in order to manage risks associated with foreign currency transactions adversely affected by changes in exchange rates. At December 31, 2005 and 2004, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three and six

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

months, respectively. Those forward currency exchange contracts outstanding at December 31, 2005, when aggregated and measured in U.S. dollars at December 31, 2005 exchange rates, had net notional amounts totaling $3.0 million. Those forward currency exchange contracts outstanding at December 31, 2004, when aggregated and measured in U.S. dollars at December 31, 2004 exchange rates, had net notional amounts totaling $12.8 million. Generally, unrealized gains and losses resulting from these contracts are recognized in operations and approximately offset corresponding unrealized gains and losses recognized on the hedged accounts receivable. These contracts are presently being and will continue to be marked to market through the income statement.

Foreign Currency Movement Effect

Net international currency exchange losses included in determining Income from Operations for the years ended December 31, 2005, 2004 and 2003 were $6.3 million, $4.6 million and $1.3 million, respectively.

Accumulated Derivative Instruments Gain (Loss)

The following is a reconciliation of changes in the fair value of the interest rate swap agreements, natural gas swaps and foreign currency forward contracts which have been recorded as Accumulated Derivative Instruments Gain (Loss) in the accompanying Consolidated Balance Sheets at December 31, 2005 and 2004, and as Derivative Instruments Income (Loss) in the accompanying Consolidated Statements of Comprehensive Loss for years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003
	(Amounts in millions)

Balance at January 1	$(9.0)	$(12.7)	$(6.1)
Reclassification to earnings	(11.4)	(6.7)	(5.0)
Current period change in fair value	25.6	10.4	(1.6)

Balance at December 31	$5.2	$(9.0)	$(12.7)

The balance recorded in Accumulated Derivative Instruments Gain (Loss) at December 31, 2005 is expected to be reclassified into future earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings over the next twelve months may vary from this amount as a result of changes in market conditions.

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each category of financial instrument for which it is practicable to estimate that value:

•	Other Receivables and Short-Term Borrowings

The carrying amount of these instruments approximates fair value due to their short-term nature.

•	Long-Term Debt

The fair value of long-term debt is based on quoted market prices.

•	Forward Exchange Contracts

The fair value of forward exchange contracts is based on quoted market prices by counter parties.

•	Interest Rate Swap Contracts

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of interest rate swap contracts is based on quoted market prices by counter parties.

•	Natural Gas Swap Contracts

The fair value of natural gas swap contracts is based on quoted market prices by counter parties.

The carrying amounts and estimated fair value of the Company’s financial instruments as of December 31 were as follows:

	2005		2004
	Carrying	Fair	Carrying	Fair
	Amounts	Value	Amounts	Value
	(Amounts in millions)

Other receivables	$18.7	$18.7	$10.9	$10.9
Short-term borrowings	9.8	9.8	13.4	13.4
Long-term debt	1,968.5	1,969.6	2,011.8	2,130.5
Currency forward exchange contracts	2.2	2.2	(8.0)	(8.0)
Interest rate swap contracts	5.2	5.2	2.7	2.7
Natural gas swap contracts	(1.2)	(1.2)	(1.6)	(1.6)

NOTE 16 —	BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

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

The Company’s customers are not concentrated in any specific geographic region, but are concentrated in certain industries. Customers of the Paperboard Packaging business segment include the beverage and consumer products packaging industries. Customers of the Containerboard/Other business segment include integrated and non-integrated containerboard converters. During 2005 or 2004, the Company did not have any one customer who accounted for 10% or more of the Company’s net sales. During 2003, the Company had one customer who accounted for approximately 11% of the Company’s net sales.

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business segment information is as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
	(Amounts in millions)

NET SALES:
Paperboard Packaging	$2,297.8	$2,291.2	$1,600.6
Containerboard/Other	86.2	95.3	82.7

	$2,384.0	$2,386.5	$1,683.3

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$161.7	$211.3	$169.8
Containerboard/Other	(16.1)	(21.6)	(27.3)
Corporate(a)	(58.7)	(74.1)	(36.4)

	$86.9	$115.6	$106.1

CAPITAL EXPENDITURES:
Paperboard Packaging	$84.0	$125.1	$123.5
Containerboard/Other	1.6	2.0	2.3
Corporate	10.0	10.7	10.8

	$95.6	$137.8	$136.6

DEPRECIATION AND AMORTIZATION:
Paperboard Packaging	$172.3	$176.0	$124.6
Containerboard/Other	11.0	15.1	13.5
Corporate	22.0	37.8	22.3

	$205.3	$228.9	$160.4

	2005	2004
	(Amounts in millions)

ASSETS AT DECEMBER 31:
Paperboard Packaging(b)	$2,762.1	$2,852.1
Containerboard/Other(b)	116.9	153.4
Corporate(c)	477.0	459.8

	$3,356.0	$3,465.3

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business geographic area information is as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003
	(Amounts in millions)

NET SALES:
United States/North America	$2,034.2	$2,021.6	$1,350.2
Central/South America	17.8	17.9	16.6
Europe	343.3	366.2	340.9
Asia Pacific	128.4	133.3	118.8
Eliminations(d)	(139.7)	(152.5)	(143.2)

	$2,384.0	$2,386.5	$1,683.3

INCOME (LOSS) FROM OPERATIONS:
United States/North America	$73.1	$86.4	$73.4
Central/South America	(3.2)	(5.0)	(3.4)
Europe	6.9	22.3	25.2
Asia Pacific	12.9	14.9	14.9
Eliminations(d)	(2.8)	(3.0)	(4.0)

	$86.9	$115.6	$106.1

	2005	2004
	(Amounts in millions)

ASSETS AT DECEMBER 31:
United States/North America	$2,667.0	$2,751.2
Central/South America	14.3	15.4
Europe	167.4	195.8
Asia Pacific	30.3	43.1
Corporate(c)	477.0	459.8

	$3,356.0	$3,465.3

Notes:

(a)	Primarily consists of unallocated general corporate expenses.

(b)	Certain mill assets are allocated based on production.

(c)	Corporate assets are principally cash and equivalents, other current assets, deferred tax assets, deferred loan costs and a portion of property, plant and equipment.

(d)	Represents primarily the elimination of intergeographic sales and profits from transactions between the Company’s U.S., Europe, Asia Pacific and Central/South America operations.

NOTE 17 —	RESTRUCTURING CHARGES

The Company adopted a plan in the first quarter of 2004 to restructure its operations by closing facilities, relocating equipment and severing employees in an effort to better position the Company to operate in the

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

current business environment. The restructuring activities described herein affect only the paperboard packaging segment. Components of the restructuring charges for 2004 are as follows:

Year Ended
Dec. 31, 2004
(Amounts in millions)

Restructuring Charges:
Equipment Removal Costs	$1.4
Facility Restoration and Carrying Costs	0.7
Severance of Employees and Other Employee Termination-Related Charges	4.2

Total Restructuring Charges	$6.3

The initial purchase price allocation of $7.2 million recorded at March 31, 2004 was reduced by $0.9 million in the second quarter of 2004 primarily for facility restoration and carrying costs as a building was sold sooner than anticipated and by $1.0 million in the fourth quarter of 2005 for a change in estimate for certain severance and other employee related termination costs. Through December 31, 2005 the Company has made payments for severance and other employee termination-related charges in the amount of $2.6 million and for equipment removal and facilities restoration in the amount of $1.5 million, both of which reduced the initial reserve detailed above. The remaining reserve is for carrying costs until the building is sold and additional severance to be paid. As of December 31, 2005, the Company had $1.2 million accrued for restructuring, as follows:

		Adjustments
	Balance at	(Statement of		Purchase		Balance at
	December 31,	Operations Impact)		Price	Cash	December 31,
	2004	Expense	Reversal	Allocation	Payments	2005
	(Amounts in millions)

Equipment Removal Costs	$0.8	$—	$—	$—	$(0.8)	$—
Facility Restoration and Carrying Costs	0.6	—	—	—	—	0.6
Severance of Employees and Other Employee Termination-Related Charges	3.1	—	(1.0)	—	(1.5)	0.6

Total	$4.5	$—	$(1.0)	$—	$(2.3)	$1.2

As of December 31, 2004, the Company had $4.5 million accrued for restructuring, as follows:

		Adjustments
	Balance at	(Statement of		Purchase		Balance at
	January 1,	Operations Impact)		Price	Cash	December 31,
	2004	Expense	Reversal	Allocation	Payments	2004
	(Amounts in millions)

Equipment Removal Costs	$—	$—	$—	$1.4	$(0.6)	$0.8
Facility Restoration and Carrying Costs	—	—	—	0.7	(0.1)	0.6
Severance of Employees and Other Employee Termination-Related Charges	—	—	—	4.2	(1.1)	3.1

Total	$—	$—	$—	$6.3	$(1.8)	$4.5

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18 —	RELATED PARTY TRANSACTIONS

On November 18, 1999, the Company loaned $5.0 million to a principal employee in a non-interest bearing note due March 26, 2002. On December 19, 2001, the Company extended the maturity of the loan through March 26, 2007. At December 31, 2005 and 2004, this receivable was included in Other Assets on the Consolidated Balance Sheets.

The Company received certain management services provided by Clayton, Dubilier and Rice, Inc. (“CD&R”), an affiliate of an equity investor in the Company. Charges for such services, including reimbursement of expenses, totaled nil for the years ended December 31, 2005 and 2004 and $0.4 million for the year ended December 31, 2003, and were included in Selling, General and Administrative in the Consolidated Statements of Operations. In connection with the Merger, the Company paid a transaction fee of $10 million to CD&R for assistance in connection with negotiation of all aspects of the Merger, including the contribution analysis, financial and business due diligence, structure of the proposed refinancing and arranging for proposals by and handling negotiations with financing sources to provide funds for the refinancing.

Coors Brewing Company, a subsidiary of Molson Coors Brewing Company (formerly known as the Adolph Coors Company), accounted for approximately $84 million, $110 million and $39 million of the Company’s Net Sales for the year ended December 31, 2005, 2004 and since the date of the Merger through December 31, 2003, respectively. The Company continues to sell packaging products to Coors Brewing Company. The loss of Coors Brewing Company as a customer in the foreseeable future could have a material effect on the Company’s results of operations. The supply agreement, effective April 1, 2003, with Coors Brewing Company will not expire until December 31, 2006. The Company’s Executive Chairman, Mr. Jeffrey H. Coors, was an Executive Vice President of the Adolph Coors Company from 1991 to 1992 and its President from 1985 to 1989. Together with family members and related trusts, Mr. Coors owns a significant interest in Molson Coors Brewing Company.

NOTE 19 —	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Results of operations for the four quarters of 2005 and 2004 are shown below.

					Net	Net
					(Loss)	(Loss)
			Income	Net	Income	Income
	Net	Gross	From	(Loss)	per Basic	per Diluted
(Quarter)	Sales	Profit	Operations	Income	Share	Share
	(Amounts in millions, except per share amounts)

2005
First	$583.0	$67.2	$12.3	$(29.6)	$(0.15)	$(0.15)
Second	623.0	85.8	23.6	(19.6)	(0.10)	(0.10)
Third	605.4	98.6	44.1	0.6	—	—
Fourth	572.6	61.1	6.9	(42.5)	(0.21)	(0.21)

Year	$2,384.0	$312.7	$86.9	$(91.1)	$(0.46)	$(0.46)

2004
First	$575.9	$89.0	$26.7	$(17.2)	$(0.09)	$(0.09)
Second	606.3	98.1	36.7	(4.6)	(0.02)	(0.02)
Third	617.2	104.2	47.0	0.7	—	—
Fourth	587.1	68.5	5.2	(39.8)	(0.20)	(0.20)

Year	$2,386.5	$359.8	$115.6	$(60.9)	$(0.31)	$(0.31)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Graphic Packaging Corporation:

We have completed integrated audits of Graphic Packaging Corporation’s December 31, 2005 and December 31, 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its December 31, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated financial statements present fairly, in all material respects, the financial position of Graphic Packaging Corporation and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

Atlanta, Georgia
March 3, 2006

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management has established disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms. Such disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

Based on management’s evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only with proper authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the COSO. Based on this assessment, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2005, there were changes in the Company’s internal control over financial reporting that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting. These changes include oversight and management review of all tax activities by the newly hired tax director, enhanced documentation to support valuation allowances and loss contingencies, and completion of the reconciliation of tax accounts. The Company made such changes in its internal control over financial reporting which have remediated the material weakness in accounting for income taxes.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to Instruction G(3) to Form 10-K, the information relating to Directors of the Registrant, compliance with Section 16(a) of the Exchange Act and compliance with the Company’s Code of Ethics required by Item 10 is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2006, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2005.

ITEM 11.	EXECUTIVE COMPENSATION

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 11 is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2006, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 12 is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2006, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2005.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 13 is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2006, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2005.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 14 is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2006, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2005.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.) Financial statements, financial statement schedule and exhibits filed as part of this report:

1. Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2005

Consolidated Statements of Comprehensive Loss for each of the three years in the period ended December 31, 2005

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2005

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2. Schedule II  —  Valuation and Qualifying Accounts.

All other schedules are omitted as the information required is either included elsewhere in the consolidated financial statements herein or is not applicable.

3. Exhibits to Annual Report on Form 10-K for Year Ended December 31, 2005.

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of March 25, 2003, among Registrant, Riverwood Acquisition Sub LLC and Graphic Packaging International Corporation. Filed as Exhibit 2.1 to Registrant’s Current Report on Form 8- K filed on March 27, 2003 (Commission File No. 001-11113), and incorporated herein by reference.
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of July 11, 2003, among Registrant, Riverwood Acquisition Sub LLC and Graphic Packaging International Corporation. Filed as part of Annex A to Registrant’s Amendment No. 3 to Registration Statement on Form S-4 filed on July 17, 2003 (Registration No. 333-104928), and incorporated herein by reference.
3.1	Restated Certificate of Incorporation of Graphic Packaging Corporation. Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
3.2	Bylaws of Graphic Packaging Corporation, as amended and restated on November 19, 2003. Filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q filed on November 4, 2004 and incorporated herein by reference.
3.3	Graphic Packaging Corporation Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock. Filed as Exhibit 3.3 to Registrant’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
4.1	Form of Certificate for the Common Stock, par value $0.01 per share. Filed as Exhibit 4.1 to Registrant’s Amendment No. 2 to Registration Statement on Form S-4 filed on June 13, 2003 (Registration No. 333-104928), and incorporated herein by reference.
4.2	Rights Agreement, dated as of August 7, 2003, between Registrant and Wells Fargo Bank Minnesota, National Association. Filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.

Exhibit
Number	Description

4.3	Credit Agreement, dated as of August 8, 2003, among Graphic Packaging International, Inc., the several lenders from time to time parties thereto, JPMorgan Chase Bank, as administrative agent, Deutsche Bank Securities Inc., as syndication agent, and Goldman Sachs Credit Partners L.P. and Morgan Stanley Senior Funding, Inc., as documentation agents. Filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
4.4	Guarantee and Collateral Agreement, dated as of August 8, 2003, made by Registrant, Riverwood Acquisition Sub LLC, GPI Holding, Inc., Graphic Packaging International, Inc., and certain of its subsidiaries in favor of JPMorgan Chase Bank as administrative agent. Filed as Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
4.5	Indenture, dated as of August 8, 2003, among Graphic Packaging International, Inc., as Issuer, Registrant and GPI Holding, Inc., as Note Guarantors, and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 8.50% Senior Notes due 2011 of Graphic Packaging International, Inc. Filed as Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
4.6	Indenture, dated as of August 8, 2003, among Graphic Packaging International, Inc., as Issuer, Registrant and GPI Holding, Inc., as Note Guarantors, and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 9.50% Senior Subordinated Notes due 2013 of Graphic Packaging International, Inc. Filed as Exhibit 4.5 to Registrant’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
4.7	Form of 8.50% Senior Notes due 2011 of Graphic Packaging International, Inc. (included in Exhibit 4.5). Filed as Exhibit A to the Indenture, dated as of August 8, 2003, among Graphic Packaging International, Inc., as Issuer, Registrant and GPI Holding, Inc., as Note Guarantors, and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 8.50% Senior Notes due 2011 of Graphic Packaging International, Inc. filed as Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
4.8	Form of 9.50% Senior Subordinated Notes due 2013 of Graphic Packaging International, Inc. (included in Exhibit 4.6). Filed as Exhibit A to the Indenture, dated as of August 8, 2003, among Graphic Packaging International, Inc., as Issuer, Registrant and GPI Holding, Inc., as Note Guarantors, and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 9.50% Senior Subordinated Notes due 2013 of Graphic Packaging International, Inc. filed as Exhibit 4.5 to Registrant’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
4.9	First Amendment to Credit Agreement dated as of October 1, 2004 among Graphic Packaging International, Inc., the Several Lenders Parties thereto, JPMorgan Chase Bank, as administrative agent, and J.P. Morgan Securities Inc., as lead arranger and sole bookrunner. Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 7, 2004 and incorporated herein by reference.
4.10	Second Amendment to Credit Agreement dated as of October 17, 2005 among Graphic Packaging International, Inc., the Lenders, JPMorgan Chase Bank, as administrative agent, and J.P. Morgan Securities Inc., as lead arranger and sole bookrunner. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 20, 2005 and incorporated herein by reference.
10.1	Amended and Restated Registration Rights Agreement, dated as of March 25, 2003, among Registrant, the Family Stockholders named therein, Clayton Dubilier & Rice Fund V Limited Partnership, EXOR Group S.A., and the Other Riverwood Stockholders named therein. Filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-4 filed on May 2, 2003 (Registration No. 333-104928), and incorporated herein by reference.

Exhibit
Number	Description

10.2	Stockholders Agreement, dated as of March 25, 2003, by and among Registrant, the Family Stockholders named therein, Clayton Dubilier & Rice Fund V Limited Partnership and EXOR Group S.A. Filed as Exhibit 10.2 to Registrant’s Registration Statement on Form S-4 filed on May 2, 2003 (Registration No. 333-104928), and incorporated herein by reference.
10.3	Amendment No. 1 to Stockholders Agreement, dated as of April 29, 2003, by and among Registrant, the Family Stockholders named therein, Clayton Dubilier & Rice Fund V Limited Partnership and EXOR Group S.A. Filed as Exhibit 10.3 to Registrant’s Registration Statement on Form S-4 filed on May 2, 2003 (Registration No. 333- 104928), and incorporated herein by reference.
10.4	Amendment No. 2 to Stockholders Agreement, dated as of June 12, 2003, by and among Registrant, the Family Stockholders named therein, Clayton Dubilier & Rice Fund V Limited Partnership and EXOR Group S.A. Filed as Exhibit 10.4 to Registrant’s Amendment No. 1 to Registration Statement on Form S-4 filed on June 13, 2003 (Registration No. 333-104928), and incorporated herein by reference.
10.5	Third Amended and Restated Graphic Packaging International Corporation Executive Employment Agreement, dated as of March 25, 2003, among Graphic Packaging International Corporation, each of the Affiliated Companies named therein and Jeffrey H. Coors. Filed as Exhibit 10.24 to Registrant’s Registration Statement on Form S-4 filed on May 2, 2003 (Registration No. 333-104928), and incorporated herein by reference.
10.6	Third Amended and Restated Graphic Packaging International Corporation Executive Employment Agreement, dated as of March 25, 2003, among Graphic Packaging International Corporation, the Affiliated Companies named therein and David W. Scheible. Filed as Exhibit 10.25 to Registrant’s Registration Statement on Form S-4 filed on May 2, 2003 (Registration No. 333-104928), and incorporated herein by reference.
10.7	Employment Agreement, dated as of November 30, 2005, among Graphic Packaging International, Inc., Registrant and Daniel J. Blount. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 2, 2005 (Commission File No. 001-13182), and incorporated herein by reference.
10.8	Third Amended and Restated Graphic Packaging International Corporation Executive Employment Agreement, dated as of March 25, 2003, among Graphic Packaging International Corporation, the Affiliated Companies named therein and Donald W. Sturdivant. Filed as Exhibit 10.31 to Registrant’s Amendment No. 1 to Registration Statement on Form S-4 filed on June 13, 2003 (Registration No. 333-104928), and incorporated herein by reference.
10.9	Employment Agreement, dated as of August 8, 2003, among Riverwood International Corporation, Registrant and Michael R. Schmal. Filed as Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10.10	Amendment No. 1 to Riverwood Holding, Inc. Stock Incentive Plan, Riverwood Holding, Inc. Supplemental Long-Term Incentive Plan and Riverwood Holding, Inc. 2002 Stock Incentive Plan. Filed as Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10.11	Form of Restricted Unit Agreement, dated as of August 8, 2003, entered into by and between Registrant and each of Jeffrey H. Coors, David W. Scheible and Donald W. Sturdivant. Filed as Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10.12	Form of Management Stock Option Agreement entered into by and between Registrant and each of Wayne E. Juby, Michael R. Schmal, Daniel J. Blount, and Stephen A. Hellrung. Filed as Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.

Exhibit
Number	Description

10.13	Form of Restricted Unit Agreement entered into by and between Registrant and each of Wayne E. Juby, Michael R. Schmal, Daniel J. Blount, and Stephen A. Hellrung. Filed as Exhibit 10.14 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10.14	Form of Option Cancellation Acknowledgement of Wayne E. Juby and Michael R. Schmal. Filed as Exhibit 10.15 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10.15	Form of Amendment to Employment Agreement, dated as of August 7, 2003, entered into by and among Graphic Packaging International, Inc., Registrant and Wayne E. Juby. Filed as Exhibit 10.16 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10.16	Management Stock Option Agreement, dated as of August 8, 2003 entered into by and between Registrant and Stephen M. Humphrey. Filed as Exhibit 10.17 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10.17	Restricted Unit Agreement, dated as of August 8, 2003, entered into by and between Registrant and Stephen M. Humphrey. Filed as Exhibit 10.18 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10.18	Form of Officers’ Salary Continuation Agreement, as amended. Filed as Exhibit 10.10 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 20, 1995 (Commission File No. 0-20704), and incorporated herein by reference.
10.19	Employment Agreement, dated as of October 6, 2003, entered into by and between Registrant, Graphic Packaging International, Inc. and Stephen A. Hellrung. Filed as Exhibit 10.21 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10.20	Graphic Packaging Equity Incentive Plan, as amended and restated, effective as of March 1, 2001. Filed as Exhibit 10.9 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 23, 2001 (Commission File No. 001-14060), and incorporated herein by reference.
10.21	Graphic Packaging Equity Compensation Plan for Non-Employee Directors, as amended and restated. Filed as Exhibit 10.10 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 23, 2001 (Commission File No. 001-14060), and incorporated herein by reference.
10.22	ACX Technologies, Inc. Phantom Equity Plan. Filed as Exhibit 10.11 to Graphic Packaging International Corporation’s Current Report on Form 8-K filed on November 19, 1992 (Commission File No. 0-20704), and incorporated herein by reference.
10.23	Graphic Packaging Excess Benefit Plan, as restated, effective as of January 1, 2000. Filed as Exhibit 10.12 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 23, 2001 (Commission File No. 001-14060), and incorporated herein by reference.
10.24	Graphic Packaging Supplemental Retirement Plan, as restated, effective as of January 1, 2000. Filed as Exhibit 10.13 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 23, 2001 (Commission File No. 001-14060), and incorporated herein by reference.
10.25	ACX Technologies, Inc. Deferred Compensation Plan, as amended. Filed as Exhibit 10.15 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 7, 1996 (Commission File No. 0-20704), and incorporated herein by reference.
10.26	First Amendment to the Graphic Packaging Deferred Compensation Plan. Filed as Exhibit 10.16 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 23, 2001 (Commission File No. 001-14060), and incorporated herein by reference.
10.27	Graphic Packaging Executive Incentive Plan, as amended and restated, effective May 15, 2001. Filed as Exhibit 10.17 to Graphic Packaging International Corporation’s Quarterly Report on Form 10-Q filed on October 31, 2002 (Commission File No. 001-14060), and incorporated herein by reference.

Exhibit
Number	Description

10.28	Form of Indemnification Agreement, dated as of September 10, 2003, entered into by and among Registrant, GPI Holding, Inc., Graphic Packaging International, Inc. and each of Jeffrey H. Coors, Stephen M. Humphrey, Kevin J. Conway, G. Andrea Botta, John D. Beckett, Harold R. Logan, Jr., John R. Miller, Robert W. Tieken, B. Charles Ames (as emeritus director) and William K. Coors (as emeritus director). Filed as Exhibit 10.30 to Registrant’s Annual Report on Form 10-K filed on March 16, 2004 (Commission File No. 001-13182) and incorporated herein by reference.
10.29	Indemnification Agreement, dated as of September 10, 2003, entered into by and among Registrant, GPI Holding, Inc., Graphic Packaging International, Inc. and Lawrence C. Tucker. Filed as Exhibit 10.31 to Registrant’s Annual Report on Form 10-K filed on March 16, 2004 (Commission File No. 001-13182) and incorporated herein by reference.
10.30	2004 Stock and Incentive Compensation Plan of Graphic Packaging Corporation. Filed as Appendix B to the Company’s definitive proxy statement filed on April 5, 2004 (Commission File No. 001-13182) and incorporated herein by reference.
10.31	Employment Agreement dated August 8, 2003 by and between Riverwood International Corporation and Robert M. Simko, as amended by that certain Amendment to Employment Agreement dated February 21, 2006. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2006 and incorporated herein by reference.
10.32	Form of Service Restricted Stock Unit Award Agreement granted on March 16, 2005 under the 2004 Stock and Incentive Compensation Plan.
14.1	Code of Business Conduct and Ethics. Filed as Exhibit 14.1 to Registrant’s Annual Report on Form 10-K filed on March 16, 2004 (Commission File No. 001-13182) and incorporated by reference.
21.1	List of Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification required by Rule 13a-14(a).
31.2	Certification required by Rule 13a-14(a).
32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHIC PACKAGING CORPORATION
(Registrant)

/s/ STEPHEN M. HUMPHREY Stephen M. Humphrey	President and Chief Executive Officer (Principal Executive Officer)	March 3, 2006

/s/ DANIEL J. BLOUNT Daniel J. Blount	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 3, 2006

/s/ DEBORAH R. FRANK Deborah R. Frank	Vice President and Controller (Principal Accounting Officer)	March 3, 2006

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each of the directors of the Registrant whose signature appears below hereby appoints Daniel J. Blount and Stephen A. Hellrung, and each of them severally, as his or her attorney-in-fact to sign in his or her name and behalf, in any and all capacities stated below, and to file with the Securities and Exchange Commission any and all amendments to this report on Form 10-K, making such changes in this report on Form 10-K as appropriate, and generally to do all such things on their behalf in their capacities as directors and/or officers to enable the Registrant to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

Signatures	Title	Date

/s/ JEFFREY H. COORS Jeffrey H. Coors	Executive Chairman and Director	March 3, 2006

/s/ KEVIN J. CONWAY Kevin J.Conway	Director	March 3, 2006

/s/ G. ANDREA BOTTA G. Andrea Botta	Director	March 3, 2006

/s/ JOHN D. BECKETT John D. Beckett	Director	March 3, 2006

/s/ HAROLD R. LOGAN, JR. Harold R. Logan, Jr.	Director	March 3, 2006

Signatures	Title	Date

/s/ JOHN R. MILLER John R. Miller	Director	March 3, 2006

/s/ WILLIAM R. FIELDS William R. Fields	Director	March 3, 2006

/s/ ROBERT W. TIEKEN Robert W. Tieken	Director	March 3, 2006

/s/ STEPHEN M. HUMPHREY Stephen M. Humphrey	Director	March 3, 2006

GRAPHIC PACKAGING CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance	Increase	(Credits) Charges		Balance
	Beginning	Due to	to Costs and	(Deductions)	at End
(Classification)	of Period	Merger	Expenses	Additions	of Period
	(Amounts in millions)

Year ended December 31, 2005
Allowances Reducing the Assets in the Balance Sheet:
Accounts receivable	$3.7	—	21.2	(22.1)	$2.8
Deferred tax assets	221.7	—	25.6	4.8	252.1

Total	$225.4	$—	$46.8	$(17.3)	$254.9

Year ended December 31, 2004
Allowances Reducing the Assets in the Balance Sheet:
Accounts receivable	$7.1	—	22.5	(25.9)	$3.7
Deferred tax assets	260.2	—	22.3	(60.8)	221.7

Total	$267.3	$—	$44.8	$(86.7)	$225.4

Year ended December 31, 2003
Allowances Reducing the Assets in the Balance Sheet:
Accounts receivable	$3.9	3.2	16.8	(16.8)	$7.1
Deferred tax assets	257.9	—	8.9	(6.6)	260.2

Total	$261.8	$3.2	$25.7	$(23.4)	$267.3