Form 10-Q
period 2006-03-31
GRAPHIC PACKAGING CORP
filed 2006-05-04
CIK 886239

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	For the transition period from to
COMMISSION FILE NUMBER: 1-13182
Graphic Packaging Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2205241 (I.R.S. employer identification no.)

814 Livingston Court Marietta, Georgia (Address of principal executive offices)	30067 (Zip Code)
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
Large accelerated filer ☐                                          Accelerated filer ☑                                          Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of May 1, 2006, there were 198,698,698 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Information Concerning Forward-Looking Statements
Certain statements of Graphic Packaging Corporation’s expectations, including, but not limited to, statements regarding inflationary pressures, cost savings from its continuous improvement programs and manufacturing rationalization, price increases, capital spending, depreciation and amortization, and interest expense, in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, inflation of and volatility in raw material and energy costs, the Company’s substantial amount of debt, continuing pressure for lower cost products, the Company’s ability to implement its business strategies, currency translation movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that impact the Company’s ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements. Additional information regarding these and other risks is contained in Part II, Item 1A. Risk Factors herein.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GRAPHIC PACKAGING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Millions, Except Share Amounts)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and Equivalents	$6.8	$12.7
Receivables, Net	231.3	216.3
Inventories	320.1	298.5
Other Current Assets	27.7	26.1

Total Current Assets	585.9	553.6

Property, Plant and Equipment, Net	1,529.7	1,551.5
Goodwill	642.7	642.6
Intangible Assets, Net	154.8	157.3
Deferred Tax Assets	350.8	350.8
Other Assets	96.4	100.2

Total Assets	$3,360.3	$3,356.0

LIABILITIES
Current Liabilities:
Short Term Debt	$12.1	$11.0
Accounts Payable and Other Accrued Liabilities	380.0	409.6

Total Current Liabilities	392.1	420.6

Long Term Debt	2,024.6	1,967.3
Deferred Tax Liabilities	466.2	461.5
Other Noncurrent Liabilities	242.8	237.9

Total Liabilities	3,125.7	3,087.3

SHAREHOLDERS’ EQUITY
Preferred Stock, par value $.01 per share; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share; 500,000,000 shares authorized; 198,698,698 and 198,663,007 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	2.0	2.0
Capital in Excess of Par Value	1,169.7	1,169.6
Unearned Compensation	—	(0.1)
Accumulated Deficit	(832.1)	(800.6)
Minimum Pension Liability Adjustment	(90.0)	(90.0)
Accumulated Derivative Instruments (Loss) Gain	(0.3)	5.2
Cumulative Currency Translation Adjustment	(14.7)	(17.4)

Total Shareholders’ Equity	234.6	268.7

Total Liabilities and Shareholders’ Equity	$3,360.3	$3,356.0

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2006	2005
Net Sales	$580.4	$583.0
Cost of Sales	513.2	515.8
Selling, General and Administrative	49.6	47.7
Research, Development and Engineering	3.0	2.3
Other Expense, Net	0.3	4.9

Income from Operations	14.3	12.3
Interest Income	0.2	0.1
Interest Expense	(41.5)	(37.2)

Loss before Income Taxes and Equity in Net Earnings of Affiliates	(27.0)	(24.8)
Income Tax Expense	(4.6)	(4.9)
Equity in Net Earnings of Affiliates	0.1	0.1

Net Loss	$(31.5)	$(29.6)

Loss Per Share — Basic	$(0.16)	$(0.15)
Loss Per Share — Diluted	$(0.16)	$(0.15)

Weighted Average Number of Shares Outstanding — Basic	198.7	198.6
Weighted Average Number of Shares Outstanding — Diluted	198.7	198.6
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in Millions)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2006	2005
Net Loss	$(31.5)	$(29.6)
Other Comprehensive (Loss) Income:
Derivative Instruments (Loss) Gain, Net of Tax of $0	(5.5)	16.4
Currency Translation Adjustments, Net of Tax of $0	2.7	(4.7)

Comprehensive Loss	$(34.3)	$(17.9)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(31.5)	$(29.6)
Noncash Items Included in Net Loss:
Depreciation and Amortization	49.8	52.4
Deferred Income Taxes	4.9	4.8
Pension, Postemployment and Postretirement Benefits Expense, Net of Contributions	6.4	7.0
Amortization of Deferred Debt Issuance Costs	2.2	2.0
Other, Net	0.6	3.2
Changes in Operating Assets & Liabilities	(75.3)	(75.4)

Net Cash Used in Operating Activities	(42.9)	(35.6)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(15.8)	(33.3)
Change in Other Assets	(5.3)	(4.4)

Net Cash Used in Investing Activities	(21.1)	(37.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under Revolving Credit Facilities	210.5	161.7
Payments on Revolving Credit Facilities	(151.9)	(88.1)
Other, Net	(0.3)	0.9

Net Cash Provided by Financing Activities	58.3	74.5

Effect of Exchange Rate Changes on Cash	(0.2)	(0.2)

Net (Decrease) Increase in Cash and Equivalents	(5.9)	1.0
Cash and Equivalents at Beginning of Period	12.7	7.3

Cash and Equivalents at End of Period	$6.8	$8.3

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
GPC and GPI Holding, Inc., its wholly-owned subsidiary, conduct no significant business and have no independent assets or operations other than their ownership of Graphic Packaging International, Inc. GPC and GPI Holding, Inc. fully and unconditionally guarantee substantially all of the debt of Graphic Packaging International, Inc.
The Company’s Condensed Consolidated Financial Statements include all subsidiaries in which the Company has the ability to exercise direct or indirect control over operating and financial policies. Intercompany transactions and balances are eliminated in consolidation.
In the Company’s opinion, the accompanying financial statements contain all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The Company’s year end condensed consolidated balance sheet data was derived from audited financial statements. The Company has condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In addition, the preparation of the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.
The Company has reclassified the presentation of certain prior period information to conform to the current presentation format.
NOTE 2 — ACCOUNTING POLICIES
For a summary of the Company’s significant accounting policies, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Recent Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”), which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS No. 151 addresses financial accounting and reporting for inventory costs. The adoption of SFAS No. 151 did not have a material impact on the Company’s financial position, results of operations or cash flows.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29” (“SFAS No. 153”), which is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. The adoption of SFAS No. 153 did not have a material impact on the Company’s financial position, results of operations or cash flows.
In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and Statement No. 3” (“SFAS No. 154”). Previously, APB Opinion No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154 which is effective January 1, 2006, requires companies to recognize a change in accounting principle, including a change required in a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. The Company will assess the impact of a change in accounting principle in accordance with SFAS No. 154 when such a change arises.
NOTE 3 — STOCK INCENTIVE PLANS
Stock Options
Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“SFAS No. 123R”), using the modified-prospective transition method. The adoption of SFAS No. 123R did not have an impact on the Company’s income from continuing operations, income before income taxes, net loss, cash flow from operations, cash flow from financing activities and basic and diluted loss per share.
The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plan for the three months ended March 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods.

Three Months Ended
(Amounts in Millions, Except Per Share Amounts)	March 31, 2005
Net Loss, As Reported	$(29.6)

Add: Stock-Based Employee Compensation Expense Included in Reported Net Loss	—
Deduct: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method for All Awards	(0.8)

Adjusted Net Loss	$(30.4)

Loss Per Basic Share-As Reported	$(0.15)
Loss Per Basic Share-As Adjusted	$(0.15)

Loss Per Diluted Share-As Reported	$(0.15)
Loss Per Diluted Share-As Adjusted	$(0.15)
On December 8, 2005, the Compensation and Benefits Committee of the Board of Directors of the Company approved the acceleration of the vesting of all of the unvested stock options granted to employees of the Company so that such options vested immediately. The action affected 1,835,268 stock options, 1,762,768 of which had exercise prices in excess of the current market price of the Company’s common stock. The action is expected to reduce the Company’s future compensation expense by $3.2 million. The Company recognized no expense related to stock options in the three months ended March 31, 2006.
The Company has eight equity compensation plans. The Company’s only active plan as of March 31, 2006 is the Graphic Packaging Corporation 2004 Stock and Incentive Compensation Plan (“2004 Plan”), pursuant to which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other types of stock-based awards to employees and directors of the Company. Stock options and other awards granted under all of the Company’s plans generally vest and expire in accordance with terms established at the time of grant (except as noted above with respect to accelerated vesting).
The weighted average fair value of stock options is estimated to be $2.73 per option as of the date of grant for stock options granted in 2004. The weighted average contractual life of the options outstanding at March 31, 2006 was 5.1 years.
During the three months ended March 31, 2006, there were no stock options granted or exercised; 719,654 stock options were cancelled from the different plans. The total number of shares subject to options at March 31, 2006 was 15,224,685 at a weighted average exercise price of $6.91.
Restricted Stock Awards
The Company's 2004 Plan and the 2003 Riverwood Holding, Inc. Long-Term Incentive Plan provide for restricted stock awards (shares or stock units (“RSUs”)). All restricted stock awards vest and become unrestricted in one to five years from date of grant. Upon vesting, RSUs granted in 2005 and 2006 are 50% payable in cash and 50% in shares of common stock. All other RSUs are payable in shares of common stock.
The value of restricted stock awards is based on the market value of the Company’s common stock on the date of grant and recorded at the date of the award as unearned compensation in a separate component of stockholders’ equity.
Data concerning restricted stock awards granted in the first three months of 2006 is as follows:

Three Months Ended
March 31, 2006
(Shares in thousands)
RSUs — employees	1,574
Weighted average price per share	$2.68
The value of restricted stock units is based on the market value of the Company’s common stock on the date of grant. The shares payable in cash are subject to variable accounting and marked to market accordingly. Both components are recorded as a liability. At March 31, 2006, the Company has 4,725,791 RSUs outstanding. The unrecognized compensation expense at March 31, 2006 is approximately $6 million and is expected to be recognized over a weighted average period of 2.2 years.
During the three months ended March 31, 2006 and 2005, $1.2 million was charged to compensation expense.

NOTE 4— INVENTORIES
The major classes of inventories were as follows:

	March 31,	December 31,
(Amounts in Millions)	2006	2005
Finished goods	$180.2	$164.2
Work in progress	25.0	22.7
Raw materials	68.7	67.3
Supplies	46.2	44.3

Total	$320.1	$298.5

NOTE 5 — ENVIRONMENTAL AND LEGAL MATTERS
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
During the first quarter of 2006, the Company self-reported certain violations of its Title V permit under the federal Clean Air Act for its West Monroe, Louisiana mill to the Louisiana Department of Environmental Quality (the “LADEQ”). The violations relate to the collection, treatment and reporting of hazardous air pollutants. The Company recorded $0.6 million of expense in 2006 for compliance costs to correct the technical issues causing the Title V permit violations. In addition, the Company may be required to pay civil penalties for violations that occurred from 2001 through 2005. Although the Company believes that it is reasonably possible that the LADEQ will assess some penalty, at this time the amount of such penalty is not estimable.
The Company has established reserves for those facilities or issues where liability is probable and the costs are reasonably estimable. Except for the Title V permit issue described above, for which it is too early in the investigation and regulatory process to make a determination, the Company believes that the amounts accrued for all of its loss contingencies, and the reasonably possible loss beyond the amounts accrued, are not material to the Company’s financial position, results of operations or cash flows. Except for the compliance costs described above relating to the West Monroe, Louisiana mill, the Company cannot estimate with certainty other future corrective compliance, investigation or remediation costs, all of which the Company currently considers to be remote. Costs relating to historical usage or indemnification claims that the Company considers to be reasonably possible are not quantifiable at this time. The Company will continue to monitor environmental issues at each of its facilities and will revise its accruals, estimates and disclosures relating to past, present and future operations as additional information is obtained.
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
Business segment information is as follows:

	Three Months Ended
	March 31,	March 31,
(Amounts in Millions)	2006	2005
NET SALES:
Paperboard Packaging	$560.3	$559.0
Containerboard/Other	20.1	24.0

Total	$580.4	$583.0

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$27.9	$28.9
Containerboard/Other	(4.7)	(4.2)
Corporate	(8.9)	(12.4)

Total	$14.3	$12.3

NOTE 7 — PENSIONS AND OTHER POSTRETIREMENT BENEFITS
The Company maintains defined benefit pension plans for its U.S. employees. Benefits are based on years of service and average compensation levels over a period of years. The Company’s funding policies with respect to its U.S. pension plans are to contribute funds to trusts as necessary to at least meet the minimum funding requirements of the U.S. Internal Revenue Code. Plan assets are invested in equities and fixed income securities.
The pension expense related to the U.S. plans consisted of the following:

	Three Months Ended
	March 31,	March 31,
(Amounts in Millions)	2006	2005
Service Cost	$4.0	$3.9
Interest Cost	8.1	7.5
Expected Return on Plan Assets	(8.0)	(7.4)
Amortizations:
Prior Service Cost	0.5	0.7
Actuarial Loss	1.3	0.8

Net Periodic Pension Cost	$5.9	$5.5

The Company made contributions of $0.7 million and nil to its U.S. pension plans during the first three months of 2006 and 2005, respectively. The Company expects to make contributions of approximately $27 million for the full year 2006. During 2005, the Company made $17.7 million of contributions to its U.S. pension plans.

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
The other postretirement benefits expense consisted of the following:

	Three Months Ended
	March 31,	March 31,
(Amounts in Millions)	2006	2005
Service Cost	$0.3	$0.2
Interest Cost	0.6	0.8
Amortizations:
Actuarial Loss	—	0.2

Net Periodic Postretirement Benefits Cost	$0.9	$1.2

In December 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act expands Medicare primarily by adding a prescription drug benefit for Medicare-eligible individuals beginning in 2006. The Act has not and is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows.
The Company made benefit payments of approximately $1 million during the first three months of 2006 and 2005. The Company estimates its postretirement benefit payments for the full year 2006 to be approximately $3 million. During 2005, the Company made postretirement benefit payments of $2.6 million.

NOTE 8 — RESTRUCTURING CHARGES
The Company adopted a plan in the first quarter of 2004 to restructure its operations by closing facilities, relocating equipment and severing employees in an effort to better position the Company to operate in the current business environment. The restructuring activities described herein affect only the paperboard packaging segment. The Company did not record any restructuring charges during the three months ended March 31, 2006 and 2005.
The initial amount of $7.2 million for restructuring recorded at March 31, 2004 was reduced by $0.9 million in the second quarter of 2004 primarily for facility restoration and carrying costs, as a building was sold sooner than anticipated, and by $1.0 million in the fourth quarter of 2005 for a change in estimate for certain severance and other employee related termination costs. Through March 31, 2006, the Company has made payments for severance and other employee termination-related charges in the amount of $3.1 million and for equipment removal and facilities restoration in the amount of $1.8 million, both of which reduced the initial reserve detailed above. The remaining reserve is for carrying costs until the building is sold and additional severance to be paid. As of March 31, 2006, the Company had $0.4 million accrued for restructuring, as follows:

		Adjustments
	Balance at	(Statement of		Purchase		Balance at
	December 31,	Operations Impact)		Price	Cash	March 31,
(Amounts in Millions)	2005	Expense	Reversal	Allocation	Payments	2006
Equipment Removal Costs	$—	$—	$—	$—	$—	$—
Facility Restoration and Carrying Costs	0.6	—	—	—	(0.3)	0.3
Severance of Employees and Other Employee Termination-Related Charges	0.6	—	—	—	(0.5)	0.1

Total	$1.2	$—	$—	$—	$(0.8)	$0.4

As of December 31, 2005, the Company had $1.2 million accrued for restructuring, as follows:

		Adjustments
	Balance at	(Statement of		Purchase		Balance at
	January 1,	Operations Impact)		Price	Cash	December 31,
(Amounts in Millions)	2005	Expense	Reversal	Allocation	Payments	2005
Equipment Removal Costs	$0.8	$—	$—	$—	$(0.8)	$—
Facility Restoration and Carrying Costs	0.6	—	—	—	—	$0.6
Severance of Employees and Other Employee Termination-Related Charges	3.1	—	(1.0)	—	(1.5)	$0.6

Total	$4.5	$—	$(1.0)	$—	$(2.3)	$1.2

NOTE 9 — DEBT
At March 31, 2006 and December 31, 2005, Long-Term Debt consisted of the following:

	March 31,	December 31,
(Amounts in Millions)	2006	2005
Senior Notes with interest payable semi-annually at 8.5%, payable in 2011	$425.0	$425.0
Senior Subordinated Notes with interest payable semi-annually at 9.5%, payable in 2013	425.0	425.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (6.98% at March 31, 2006 and 6.60% at December 31, 2005) payable through 2010	1,109.0	1,109.0
Senior Secured Revolving Facility with interest payable at various dates at floating rates (7.98% at March 31, 2006 and 9.25 % at December 31, 2005) payable in 2009	63.2	6.0
Other	3.1	3.5

	2,025.3	1,968.5
Less, current portion	0.7	1.2

Total	$2,024.6	$1,967.3

The Senior Notes are rated B- by Standard & Poor’s and B2 by Moody’s Investor Services. The Senior Subordinated Notes are rated B- by Standard & Poor’s and B3 by Moody’s Investor Services. The Company’s indebtedness under the Senior Secured Credit Agreement, as amended, is rated B+ by Standard & Poor’s and B1 by Moody’s Investor Services. As of March 31, 2006, both Standard & Poor’s and Moody’s Investor services’ ratings on the Company remain on negative outlook.
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
The Senior Secured Credit Agreement, as amended, which governs the Term Loan Facility and the Revolving Credit Facility, imposes restrictions on the Company’s ability to make capital expenditures and both the Senior Secured Credit Agreement and the indentures governing the Senior Notes and Senior Subordinated Notes (the “Notes”) limit the Company’s ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company’s ability to respond to market conditions, meet its capital spending program, provide for unexpected capital investments or take advantage of business opportunities. The covenants contained in the Senior Secured Credit Agreement, as amended, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividend and other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of indentures under which the Notes are issued, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, make capital expenditures and engage in certain transactions with affiliates.

The financial covenants contained in the Senior Secured Credit Agreement, as amended, among other things, specify the following requirements for each of the following test periods:

	Maximum Consolidated	Minimum Credit Agreement
	Debt to Credit Agreement	EBITDA to Consolidated
	EBITDA Leverage Ratio (a)	Interest Expense Ratio (a)
Four Fiscal Quarters Ending
2006
March 31, 2006	6.75 to 1.00	1.75 to 1.00
June 30, 2006	6.75 to 1.00	1.75 to 1.00
September 30, 2006	6.75 to 1.00	1.75 to 1.00
December 31, 2006	6.75 to 1.00	1.75 to 1.00

2007
March 31, 2007	6.50 to 1.00	1.75 to 1.00
June 30, 2007	6.50 to 1.00	1.75 to 1.00
September 30, 2007	6.50 to 1.00	1.75 to 1.00
December 31, 2007	6.00 to 1.00	1.85 to 1.00

2008
March 31, 2008	6.00 to 1.00	1.85 to 1.00
June 30, 2008	6.00 to 1.00	1.85 to 1.00
September 30, 2008	6.00 to 1.00	1.85 to 1.00
December 31, 2008	5.50 to 1.00	2.00 to 1.00

2009
March 31, 2009 and thereafter	4.50 to 1.00	2.90 to 1.00
Note:
(a) Credit Agreement EBITDA is calculated in accordance with the definitions contained in the Company’s Senior Secured Credit Agreement, as amended. Credit Agreement EBITDA is defined as consolidated net income before consolidated interest expense, non-cash expenses and charges, total income tax expense, depreciation expense, expense associated with amortization of intangibles and other assets, non-cash provisions for reserves for discontinued operations, extraordinary, unusual or non-recurring gains or losses or charges or credits, gain or loss associated with sale or write-down of assets not in the ordinary course of business, and any income or loss accounted for by the equity method of accounting.
At March 31, 2006, the Company was in compliance with the financial covenants in the Secured Credit Agreement, as amended, and the ratios were as follows:
Consolidated Debt to Credit Agreement EBITDA Leverage Ratio – 6.40 to 1.00
Credit Agreement EBITDA to Consolidated Interest Expense Ratio – 2.10 to 1.00
The Senior Secured Credit Agreement, as amended, requires adjustment to the pricing for the Senior Secured Term Loan Facility by increasing the applicable margin by 0.25% if, and for so long as, the Company’s indebtedness under the Senior Secured Credit Agreement, as amended, is rated less than B+ by Standard & Poor’s Ratings Group (a division of The McGraw Hill Companies Inc.) or less than B1 by Moody’s Investors Service, Inc.
If the negative impact of inflationary pressures on key inputs continues, or depressed selling prices, lower sales volumes, increased operating costs or other factors have a negative impact on the Company’s ability to increase its profitability, the Company may not be able to maintain its compliance with the financial covenants in its Senior Secured Credit Agreement, as amended. The Company’s ability to comply in future periods with the financial covenants in the Senior Secured Credit Agreement, as amended, will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company’s control and will be substantially dependent on the selling prices for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business strategies, and meet its profitability objective. If a violation of any of the covenants occurred, the Company would attempt to obtain a waiver or an amendment from its lenders, although no assurance can be given that the Company would be successful in this regard. The Senior Secured Credit Agreement and the indentures governing the Senior Subordinated Notes and the Senior Notes have covenants as well as certain cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions. If an event of default occurs, the lenders are entitled to declare all amounts owed to be due and payable immediately. The Senior Secured Credit Agreement, as amended, is collateralized by substantially all of the Company’s domestic assets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
This management’s discussion and analysis of financial conditions and results of operations is intended to provide investors with an understanding of the Company’s past performance, its financial condition and its prospects. The following will be discussed and analyzed:
     Overview of Business
     Overview of 2006 Results
     Results of Operations
     Financial Condition, Liquidity and Capital Resources
     Critical Accounting Policies
     New Accounting Standards
     Business Outlook
OVERVIEW OF BUSINESS
The Company’s objective is to strengthen its position as a leading provider of paperboard packaging solutions. To achieve this objective, the Company offers customers its paperboard, cartons and packaging machines, either as an integrated solution or separately. The Company is also implementing strategies to expand market share in its current markets and to identify and penetrate new markets; to capitalize on the Company’s customer relationships, business competencies, and mills and converting assets; to develop and market innovative products and applications; and to continue to reduce costs by focusing on operational improvements. The Company’s ability to fully implement its strategies and achieve its objectives may be influenced by a variety of factors, many of which are beyond its control including (i) inflation of raw material and other costs, which the Company cannot always pass through to its customers, and (ii) the effect of overcapacity in the worldwide paperboard packaging industry.
Significant Factors That Impact The Company’s Business
Impact of Inflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, hardwood, chemicals, recycled fibers, purchased paperboard, paper, aluminum foil, ink, plastic films and resins, depreciation expense and labor. The Company continues to be negatively impacted by inflationary pressures which increased costs $17.1 million compared to the first three months of 2005 and are primarily related to energy ($12.6 million); chemical based inputs ($4.1 million); freight ($2.2 million); labor and related benefits ($1.1 million); and other ($0.7 million) somewhat offset by favorable changes for fiber, outside board purchases and corrugated shipping containers ($3.6 million). The Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. The Company has hedged approximately 80%, 30% and 5% of its expected natural gas usage for the years 2006, 2007 and 2008, respectively. Depending on price levels, these percentages are expected to increase further during 2006. The Company believes that inflationary pressures will negatively impact its results for 2006. Since negotiated contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers any inflationary or other cost increases that the Company may incur thereby further exacerbating the inflationary problems.
Substantial Debt Obligations. The Company has approximately $2,037 million of outstanding debt obligations as of March 31, 2006. This debt can have significant consequences for the Company, as it requires a significant portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and restricts the Company’s ability to obtain additional financing. Covenants in the Company’s Senior Secured Credit Agreement, as amended, also prohibit or restrict, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees) and payment of dividends, loans or advances and certain other types of transactions. These restrictions could limit the Company’s flexibility to respond to changing market conditions and competitive pressures. The covenants also require compliance with certain financial ratios. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See “Financial Condition, Liquidity and Capital Resources—-Liquidity and Capital Resources” and “-Covenant Restrictions” for additional information regarding the Company’s debt obligations.
Commitment to Cost Reduction. In light of increasing margin pressure throughout the paperboard packaging industry, the Company has programs in place that are designed to reduce costs, improve productivity and increase profitability. The Company utilizes a global continuous improvement initiative that uses statistical process control to help design and manage many types of activities, including production and maintenance. This includes a Six Sigma process focused on reducing variable and fixed manufacturing and administrative costs. During the first three months of 2006, the Company achieved approximately $18 million in cost savings through its continuous improvement programs and manufacturing initiatives.
Market Factors. Because some products can be packaged in different types of materials, the Company’s sales are affected by competition from other manufacturers’ coated unbleached kraft paperboard, or CUK board, and other substrates — solid bleached sulfate, or SBS, recycled clay coated news, or CCN, and, internationally, white lined chipboard, or WLC, substitute products including shrink film and corrugated containers, as well as by general market conditions. In addition, the Company’s sales historically are driven by consumer buying habits in the markets its customers serve. New product introductions and promotional activity by the Company’s customers and the Company’s introduction of new packaging products also impacted its sales. The Company’s containerboard business is subject to conditions in the cyclical worldwide commodity paperboard markets which have a significant impact on containerboard sales. In addition, the Company’s net sales, income from operations and cash flows from operations are subject to moderate seasonality, with demand usually increasing in the spring and summer due to the seasonality of the worldwide beverage multiple packaging markets.
The Company works to maintain market share through efficiency, product innovation and strategic sourcing to its customers; however, pricing and other competitive pressures may occasionally result in the loss of a customer relationship.

OVERVIEW OF 2006 RESULTS
•	Net Sales in the first three months of 2006 decreased by $2.6 million, or 0.4%, to $580.4 million from $583.0 million in the first three months of 2005 due primarily to the negative impact of foreign currency exchange rates, somewhat offset by improved pricing.

•	Income from Operations in the first three months of 2006 increased by $2.0 million, or 16.3%, to $14.3 million from $12.3 million in the first three months of 2005 due primarily to cost savings of approximately $18 million, increased pricing, lower depreciation and amortization expense as well as improved product mix which helped offset inflation of approximately $17 million and unfavorable manufacturing variances of approximately $9 million primarily at the Company’s West Monroe, LA paper mill.

•	Debt increased by $58.4 million due to seasonal factors, including the semi-annual interest payments related to the Company’s fixed rate bonds.
RESULTS OF OPERATIONS
Segment Information
The Company reports its results in two business segments: paperboard packaging and containerboard/other. Business segment information is as follows:

	Three Months Ended
	March 31,	March 31,
(Amounts in Millions)	2006	2005
NET SALES:
Paperboard Packaging	$560.3	$559.0
Containerboard/Other	20.1	24.0

Total	$580.4	$583.0

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$27.9	$28.9
Containerboard/Other	(4.7)	(4.2)
Corporate	(8.9)	(12.4)

Total	$14.3	$12.3

FIRST QUARTER 2006 COMPARED WITH FIRST QUARTER 2005
Net Sales
The components of the change in Net Sales are as follows:

	Three Months					Three Months
	Ended	Variances				Ended
(Amounts in Millions)	March 31, 2005	Price	Volume/Mix	Exchange	Total	March 31, 2006
Net Sales	$583.0	3.7	0.2	(6.5)	(2.6)	$580.4
Paperboard Packaging
The Company’s Net Sales from paperboard packaging in the first three months of 2006 increased by $1.3 million, or 0.2%, to $560.3 million from $559.0 million in the first three months of 2005 due primarily to a 3.4% increase in food and consumer product carton sales in North America as a result of higher unit volumes and increased pricing as well as 9.1% increase in international beverage market sales as a result of higher unit volumes. These increases were somewhat offset by the negative impact of foreign currency exchange rates, a 5.5% decline in beverage carton sales in

North American driven by weaker overall demand for beer cartons and lower volumes in North American open market rollstock sales.
Containerboard/Other
The Company’s Net Sales from containerboard/other in the first three months of 2006 decreased by $3.9 million, or 16.3%, to $20.1 million from $24.0 million in the first three months of 2005 due primarily to lower linerboard sales as a result of producing coated board in place of containerboard tons. This additional coated board was utilized in the production of food and consumer product cartons. This decrease was somewhat offset by the improved pricing in the containerboard medium markets.
Income (Loss) from Operations
The components of the change in Income (Loss) from Operations are as follows:

	Three Months							Three Months
	Ended	Variances						Ended
(Amounts in Millions)	March 31, 2005	Price	Volume/Mix	Inflation	Exchange	Other (a)	Total	March 31, 2006
Income (Loss) from Operations	$12.3	3.7	2.1	(17.1)	1.5	11.8	2.0	$14.3
Note:
(a) Includes the benefits from the Company’s cost reduction initiatives and the impact of lower depreciation and amortization expense somewhat offset by unfavorable manufacturing variances, primarily at the Company’s West Monroe, LA paper mill.
Paperboard Packaging
The Company’s Income from Operations from paperboard packaging in the first three months of 2006 decreased by $1.0 million, or 3.5%, to $27.9 million from $28.9 million in the first three months of 2005 due primarily to inflationary pressures primarily on energy, chemical-based inputs, freight and labor and related benefits and unfavorable manufacturing variances of approximately $9 million primarily related to an unexpected failure in a major turbine generator at the Company’s West Monroe, LA paper mill. The turbine failure caused machine downtime resulting in reduced production of approximately 4,000 tons of rollstock. This event also resulted in additional costs associated with purchases of outside energy and repair of the turbine. These decreases were somewhat offset by worldwide cost reductions resulting from the Company’s cost reduction initiatives, the improved volume and pricing in the North American food and consumer product carton markets and the improved volume in the international beverage markets.
Containerboard/Other
The Company’s Loss from Operations from containerboard/other was $4.7 million in the first three months of 2006 compared to a loss of $4.2 million in the first three months of 2005. This change of $0.5 million was due primarily to inflationary pressures somewhat offset by the improved pricing in the containerboard medium markets.
Corporate
The Company’s Loss from Operations from corporate was $8.9 million in the first three months of 2006 compared to a loss of $12.4 million in the first three months of 2005. This $3.5 million improvement was due primarily to lower consulting fees as well as lower expenses associated with Sarbanes-Oxley compliance efforts.

INTEREST INCOME, INTEREST EXPENSE, INCOME TAX EXPENSE, AND EQUITY IN NET EARNINGS OF AFFILIATES
Interest Income
Interest Income was $0.2 million in the first three months of 2006 and $0.1 million in the first three months of 2005.
Interest Expense
Interest Expense increased by $4.3 million to $41.5 million in the first three months of 2006 from $37.2 million in the first three months of 2005, due to higher interest rates on the unhedged portion of the Company’s floating rate debt. The increase was somewhat offset by lower average debt balances during the first three months of 2006.
Income Tax Expense
During the first three months of 2006, the Company recognized an Income Tax Expense of $4.6 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $27.0 million. During the first three months of 2005, the Company recognized an Income Tax Expense of $4.9 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $24.8 million. Income Tax Expense for the first three months of 2006 and 2005 was primarily due to the noncash expense associated with the amortization of goodwill for tax purposes, losses benefited in certain foreign countries and tax withholding in foreign jurisdictions.
Equity in Net Earnings of Affiliates
Equity in Net Earnings of Affiliates was $0.1 million in the first three months of 2006 and 2005 and related to the Company’s equity investment in the joint venture Rengo Riverwood Packaging, Ltd.
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
Cash Flows
Cash and Equivalents decreased by $5.9 million in the first three months of 2006. Cash used in operating activities in the first three months of 2006 totaled $42.9 million, compared to $35.6 million in 2005. This was principally due to lower operating income as well as $0.7 million higher cash contributions made to fund the Company’s U.S. pension plans. Cash used in investing activities in the first three months of 2006 totaled $21.1 million, compared to $37.7 million in 2005. This change was principally due to lower purchases of property, plant and equipment of $17.5 million (see “-Capital Expenditures”). Cash provided by financing activities in the first three months in 2006 totaled $58.3 million, compared to $74.5 million in 2005. This change was principally due to lower net borrowings under the Company’s revolving credit facilities. Depreciation and amortization during the first three months of 2006 totaled $49.8 million.

Liquidity and Capital Resources
The Company’s liquidity needs arise primarily from debt service on its substantial indebtedness and from the funding of its capital expenditures, ongoing operating costs and working capital.
At March 31, 2006 and December 31, 2005, Long-Term Debt consisted of the following:

	March 31,	December 31,
(Amounts in Millions)	2006	2005
Senior Notes with interest payable semi-annually at 8.5%, payable in 2011	$425.0	$425.0
Senior Subordinated Notes with interest payable semi-annually at 9.5%, payable in 2013	425.0	425.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (6.98% at March 31, 2006 and 6.60% at December 31, 2005) payable through 2010	1,109.0	1,109.0
Senior Secured Revolving Facility with interest payable at various dates at floating rates (7.98% at March 31, 2006 and 9.25% at December 31, 2005) payable in 2009	63.2	6.0
Other	3.1	3.5

	2,025.3	1,968.5
Less, current portion	0.7	1.2

Total	$2,024.6	$1,967.3

The Senior Notes are rated B- by Standard & Poor’s and B2 by Moody’s Investor Services. The Senior Subordinated Notes are rated B- by Standard & Poor’s and B3 by Moody’s Investor Services. The Company’s indebtedness under the Senior Secured Credit Agreement, as amended, is rated B+ by Standard & Poor’s and B1 by Moody’s Investor Services. As of March 31, 2006, both Standard & Poor’s and Moody’s Investor Services’ ratings on the Company remain on negative outlook. During the first three months of 2006, cash paid for interest was approximately $54 million.
At March 31, 2006, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

	Total Amount of	Total Amount	Total Amount
(Amounts in Millions)	Commitments	Outstanding	Available (A)
Revolving Credit Facility	$325.0	$63.2	$250.4
International Facilities	18.2	10.8	7.4

Total	$343.2	$74.0	$257.8

Note:

(A)	In accordance with its debt agreements, the Company’s availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of $11.4 million as of March 31, 2006. These letters of credit are used as security against its self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2007 unless extended.
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
Effective as of March 31, 2006, the Company had approximately $1.2 billion of net operating loss carryforwards (“NOLs”). These NOLs generally may be used by the Company to offset taxable income earned in subsequent taxable years. However, the Company’s ability to use these NOLs to offset its future taxable income may be subject to significant limitation as a result of certain shifts in ownership due to direct or indirect transfers of the Company’s common stock by one or more 5 percent stockholders, or issuances or redemptions of the Company’s common stock, which, when taken together with previous changes in ownership of the Company’s common stock, constitute an ownership change under the Internal Revenue Code. Imposition of any such limitation on the use of NOLs could have an adverse effect on the Company’s future after tax free cash flow.
Covenant Restrictions
The Senior Secured Credit Agreement, as amended, which governs the Term Loan Facility and the Revolving Credit Facility, imposes restrictions on the Company’s ability to make capital expenditures and both the Senior Secured Credit Agreement and the indentures governing the Senior Notes and Senior Subordinated Notes (the “Notes”) limit the Company’s ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company’s ability to respond to market conditions, meet its capital spending program, provide for unexpected capital investments or take advantage of business opportunities. The covenants contained in the Senior Secured Credit Agreement, as amended, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividend and other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of indentures under which the Notes are issued, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, make capital expenditures and engage in certain transactions with affiliates.

The financial covenants contained in the Senior Secured Credit Agreement, as amended, among other things, specify the following requirements for each of the following test periods:

	Maximum Consolidated	Minimum Credit Agreement
	Debt to Credit Agreement	EBITDA to Consolidated
	EBITDA Leverage Ratio	Interest Expense Ratio
Four Fiscal Quarters Ending
2006
March 31, 2006	6.75 to 1.00	1.75 to 1.00
June 30, 2006	6.75 to 1.00	1.75 to 1.00
September 30, 2006	6.75 to 1.00	1.75 to 1.00
December 31, 2006	6.75 to 1.00	1.75 to 1.00

2007
March 31, 2007	6.50 to 1.00	1.75 to 1.00
June 30, 2007	6.50 to 1.00	1.75 to 1.00
September 30, 2007	6.50 to 1.00	1.75 to 1.00
December 31, 2007	6.00 to 1.00	1.85 to 1.00

2008
March 31, 2008	6.00 to 1.00	1.85 to 1.00
June 30, 2008	6.00 to 1.00	1.85 to 1.00
September 30, 2008	6.00 to 1.00	1.85 to 1.00
December 31, 2008	5.50 to 1.00	2.00 to 1.00

2009
March 31, 2009 and thereafter	4.50 to 1.00	2.90 to 1.00
At March 31, 2006, the Company was in compliance with the financial covenants in the Secured Credit Agreement, as amended, and the ratios were as follows:
Consolidated Debt to Credit Agreement EBITDA Leverage Ratio – 6.40 to 1.00

Credit Agreement EBITDA to Consolidated Interest Expense Ratio – 2.10 to 1.00
Credit Agreement EBITDA as used herein is a financial measure that is used in the Senior Secured Credit Agreement. Credit Agreement EBITDA is not a defined term under accounting principles generally accepted in the United States and should not be considered as an alternative to income from operations or net income as a measure of operating results or cash flows as a measure of liquidity. Credit Agreement EBITDA differs from the term “EBITDA” (earnings before interest expense, income tax expense, and depreciation and amortization) as it is commonly used. In addition to adjusting net income to exclude interest expense, income tax expense, and depreciation and amortization, Credit Agreement EBITDA also adjusts net income by excluding certain other items and expenses, as specified below. The Company’s definition of Credit Agreement EBITDA may differ from that of other similarly titled measures at other companies.
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

The calculations of the components of the Company’s financial covenant ratios are listed below:

Twelve Months Ended
(Amounts in Millions)	March 31, 2006
Net Loss	$(93.0)
Income Tax Expense	23.0
Interest Expense, Net	160.1
Depreciation and Amortization	202.7
Equity in Net Earnings of Affiliates	(1.2)
Pension, Postemployment and Postretirement Benefits Expense, Net of Contributions	8.9
Merger Related Expenses	15.8
Write-Down of Assets	1.0
Dividends from Equity Investments	0.8

Credit Agreement EBITDA (a)	$318.1

Twelve Months Ended
(Amounts in Millions)	March 31, 2006
Interest Expense, Net	$160.1
Amortization of Deferred Debt Issuance Costs	(8.5)
Credit Agreement Interest Expense Adjustments (b)	—

Consolidated Interest Expense (c)	$151.6

As of
(Amounts in Millions)	March 31, 2006
Short-Term Debt	$12.1
Long-Term Debt	2,024.6

Total Debt	$2,036.7

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
The Senior Secured Credit Agreement, as amended, requires adjustment to the pricing for the Senior Secured Term Loan Facility by increasing the applicable margin by 0.25% if, and for so long as, the Company’s indebtedness under the Senior Secured Credit Agreement is rated less than B+ by Standard & Poor’s Ratings Group (a division of The McGraw Hill Companies Inc.) or less than B1 by Moody’s Investors Service, Inc.
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
Capital Investment
The Company’s capital investment in the first three months of 2006 was $15.8 million, compared to $33.3 million in the first three months of 2005. During the first three months of 2006, the Company had capital spending of $10.5 million for improving process capabilities, $5.2 million for manufacturing packaging machinery and $0.1 million for compliance with environmental laws and regulations.
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
During the first quarter of 2006, the Company self-reported certain violations of its Title V permit under the federal Clean Air Act for its West Monroe, Louisiana mill to the LADEQ. The violations relate to the collection, treatment and reporting of hazardous air pollutants. The Company recorded $0.6 million of expense in 2006 for compliance costs to correct the technical issues causing the Title V permit violations. In addition, the Company may be required to pay civil penalties for violations that occurred from 2001 through 2005. Although the Company believes that it is reasonably possible that the LADEQ will assess some penalty, at this time the amount of such penalty is not estimable.
The Company has established reserves for those facilities or issues where liability is probable and the costs are reasonably estimable. Except for the Title V permit issue described above, for which it is too early in the investigation and regulatory process to make a determination, the Company believes that the amounts accrued for all of its loss contingencies, and the reasonably possible loss beyond the amounts accrued, are not material to the Company’s financial position, results of operations or cash flows. Except for the compliance costs described above relating to the West Monroe, Louisiana mill, the Company cannot estimate with certainty other future corrective compliance, investigation or remediation costs, all of which the Company currently considers to be remote. Costs relating to historical usage or indemnification claims that the Company considers to be reasonably possible are not quantifiable at this time. The Company will continue to monitor environmental issues at each of its facilities and will revise its accruals, estimates and disclosures relating to past, present and future operations as additional information is obtained.
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
The Company’s most critical accounting policies which require significant judgment or involve complex estimations are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
NEW ACCOUNTING STANDARDS
For a discussion of recent accounting pronouncements impacting the Company, see Note 2 in Notes to Condensed Consolidated Financial Statements.
BUSINESS OUTLOOK
The Company expects inflationary pressures for production inputs to continue to impact results in 2006. Specifically, the higher cost of natural gas is expected to negatively influence results.
To help offset inflation in 2006, the Company expects to exceed $50 million in year over year operating cost savings from its continuous improvement programs and manufacturing rationalization. In addition, the Company expects to benefit from improved pricing in 2006 as a result of the contractual price escalators relating to its carton business that pass through the raw material cost increases that occurred in late 2004 and the first half of 2005 as well as the recently announced price increases for coated board rollstock and containerboard.
Total capital investment for 2006 is expected to be between approximately $80 million and $90 million and is expected to relate principally to improving the Company’s process capabilities (approximately $62 million), manufacturing of packaging machinery (approximately $17 million) and environmental laws and regulations (approximately $6 million).
Depreciation and amortization is expected to be between approximately $195 million and $205 million for the full year 2006.
Interest expense in 2006 is expected to be between approximately $165 million and $175 million, including approximately $9 million of non-cash amortization of deferred debt issuance costs.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For a discussion of certain market risks related to the Company, see Part II, Item 7A, “Quantitative and Qualitative Disclosure about Market Risk”, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no significant developments with respect to derivatives or exposure to market risk during the first three months of 2006; for a discussion of the Company’s Financial Instruments, Derivatives and Hedging Activities, see Note 15 in Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and Management’s Discussion and Analysis of Financial Condition and Results of Operations “-Financial Condition, Liquidity and Capital Resources.”

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is a party to a number of lawsuits arising in the ordinary conduct of its business. Although the timing and outcome of these lawsuits cannot be predicted with certainty, the Company does not believe that disposition of these lawsuits will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters.”
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2005.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the first quarter of 2006, there were no matters submitted to a vote of security holders.
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
GRAPHIC PACKAGING CORPORATION
(Registrant)

/s/ STEPHEN A. HELLRUNG	Senior Vice President, General

Stephen A. Hellrung	Counsel and Secretary	May 4, 2006

/s/ DANIEL J. BLOUNT	Senior Vice President and

Daniel J. Blount	Chief Financial Officer (Principal	May 4, 2006
Financial Officer)

/s/ DEBORAH R. FRANK	Vice President and Controller

Deborah R. Frank	(Principal Accounting Officer)	May 4, 2006