Form 10-Q
period 2006-06-30
GRAPHIC PACKAGING CORP
filed 2006-08-02
CIK 886239

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Yes ☐ No ☑
     As of July 31, 2006, there were 198,776,992 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GRAPHIC PACKAGING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Millions, Except Share Amounts)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and Equivalents	$7.3	$12.7
Receivables, Net	272.5	216.3
Inventories	291.1	298.5
Other Current Assets	30.4	26.1

Total Current Assets	601.3	553.6

Property, Plant and Equipment, Net	1,509.3	1,551.5
Goodwill	642.7	642.6
Intangible Assets, Net	152.6	157.3
Deferred Tax Assets	352.3	350.8
Other Assets	88.0	100.2

Total Assets	$3,346.2	$3,356.0

LIABILITIES
Current Liabilities:
Short Term Debt	$17.5	$11.0
Accounts Payable and Other Accrued Liabilities	410.4	409.6

Total Current Liabilities	427.9	420.6

Long Term Debt	1,980.5	1,967.3
Deferred Tax Liabilities	472.3	461.5
Other Noncurrent Liabilities	251.3	237.9

Total Liabilities	3,132.0	3,087.3

SHAREHOLDERS’ EQUITY
Preferred Stock, par value $.01 per share; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share; 500,000,000 shares authorized; 198,776,992 and 198,663,007 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	2.0	2.0
Capital in Excess of Par Value	1,169.9	1,169.6
Unearned Compensation	—	(0.1)
Accumulated Deficit	(858.1)	(800.6)
Minimum Pension Liability Adjustment	(90.0)	(90.0)
Accumulated Derivative Instruments (Loss) Gain	(2.2)	5.2
Cumulative Currency Translation Adjustment	(7.4)	(17.4)

Total Shareholders’ Equity	214.2	268.7

Total Liabilities and Shareholders’ Equity	$3,346.2	$3,356.0

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Net Sales	$625.5	$623.0	$1,205.9	$1,206.0
Cost of Sales	550.8	537.2	1,064.0	1,053.0
Selling, General and Administrative	51.0	53.2	100.6	100.9
Research, Development and Engineering	3.0	3.2	6.0	5.5
Other (Income) Expense, Net	(0.8)	5.8	(0.5)	10.7

Income from Operations	21.5	23.6	35.8	35.9
Interest Income	0.2	0.1	0.4	0.2
Interest Expense	(43.2)	(39.0)	(84.7)	(76.2)

Loss before Income Taxes and Equity in Net Earnings of Affiliates	(21.5)	(15.3)	(48.5)	(40.1)
Income Tax Expense	(4.9)	(4.8)	(9.5)	(9.7)
Equity in Net Earnings of Affiliates	0.4	0.5	0.5	0.6

Net Loss	$(26.0)	$(19.6)	$(57.5)	$(49.2)

Loss Per Share — Basic	$(0.13)	$(0.10)	$(0.29)	$(0.25)
Loss Per Share — Diluted	$(0.13)	$(0.10)	$(0.29)	$(0.25)

Weighted Average Number of Shares Outstanding — Basic	198.7	198.6	198.7	198.6
Weighted Average Number of Shares Outstanding — Diluted	198.7	198.6	198.7	198.6
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in Millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Net Loss	$(26.0)	$(19.6)	$(57.5)	$(49.2)
Other Comprehensive (Loss) Income:
Derivative Instruments (Loss) Gain, Net of Tax of $0	(1.9)	(4.3)	(7.4)	12.1
Currency Translation Adjustments, Net of Tax of $0	7.3	(8.2)	10.0	(12.9)

Comprehensive Loss	$(20.6)	$(32.1)	$(54.9)	$(50.0)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(57.5)	$(49.2)
Noncash Items Included in Net Loss:
Depreciation and Amortization	98.8	106.6
Deferred Income Taxes	10.0	9.1
Pension, Postemployment and Postretirement Benefits Expense, Net of Contributions	11.6	12.2
Amortization of Deferred Debt Issuance Costs	4.4	4.0
Other, Net	1.7	4.8
Changes in Operating Assets & Liabilities	(50.0)	(58.7)

Net Cash Provided by Operating Activities	19.0	28.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(31.1)	(54.8)
Change in Other Assets	(12.3)	(9.5)

Net Cash Used in Investing Activities	(43.4)	(64.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under Revolving Credit Facilities	371.1	263.8
Payments on Revolving Credit Facilities	(351.3)	(228.5)
Other, Net	(0.8)	0.3

Net Cash Provided by Financing Activities	19.0	35.6

Effect of Exchange Rate Changes on Cash	—	(0.3)

Net Decrease in Cash and Equivalents	(5.4)	(0.2)
Cash and Equivalents at Beginning of Period	12.7	7.3

Cash and Equivalents at End of Period	$7.3	$7.1

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
GPC and GPI Holding, Inc., its wholly-owned subsidiary, conduct no significant business and have no independent assets or operations other than their ownership of Graphic Packaging International, Inc. GPC and GPI Holding, Inc. fully and unconditionally guarantee substantially all of the debt of Graphic Packaging International, Inc. Effective July 31, 2006, GPI Holding, Inc. was merged into GPC.
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
Recent Accounting Pronouncement
In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”), which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS No. 151 addresses financial accounting and reporting for inventory costs. The adoption of SFAS No. 151 did not have a material impact on the Company’s financial position, results of operations or cash flows.
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
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN No. 48”). FIN No. 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on an income tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effects, if any, of applying this interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the effect of FIN No. 48 on its financial position, results of operations and cash flows.
NOTE 3 — STOCK INCENTIVE PLANS
Stock Options
Prior to January 1, 2006, the Company’s stock options were accounted for under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“SFAS No. 123R”), using the modified-prospective transition method. The adoption of SFAS No. 123R did not have an impact on the Company’s income from continuing operations, income before income taxes, net loss, cash flow from operations, cash flow from financing activities and basic and diluted loss per share.
The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plan for the three months and six months ended June 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods.

	Three Months	Six Months
	Ended	Ended
(Amounts in Millions, Except Per Share Amounts)	June 30, 2005	June 30, 2005
Net Loss, As Reported	$(19.6)	$(49.2)

Add: Stock-Based Employee Compensation Expense Included in Reported Net Loss	—	—
Deduct: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method for All Awards	(0.8)	(1.6)

Adjusted Net Loss	$(20.4)	$(50.8)

Loss Per Basic Share-As Reported	$(0.10)	$(0.25)
Loss Per Basic Share-As Adjusted	$(0.10)	$(0.26)

Loss Per Diluted Share-As Reported	$(0.10)	$(0.25)
Loss Per Diluted Share-As Adjusted	$(0.10)	$(0.26)

On December 8, 2005, the Compensation and Benefits Committee of the Board of Directors of the Company approved the acceleration of the vesting of all of the unvested stock options granted to employees of the Company so that such options vested immediately. The action affected 1,835,268 stock options, 1,762,768 of which had exercise prices in excess of the then current market price of the Company’s common stock. The action is expected to reduce the Company’s future compensation expense by $3.2 million. The Company recognized no expense related to stock options in the six months ended June 30, 2006.
The Company has eight equity compensation plans. The Company’s only active plan as of June 30, 2006 is the Graphic Packaging Corporation 2004 Stock and Incentive Compensation Plan (“2004 Plan”), pursuant to which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other types of stock-based awards to employees and directors of the Company. Stock options and other awards granted under all of the Company’s plans generally vest and expire in accordance with terms established at the time of grant (except as noted above with respect to accelerated vesting).
The weighted average fair value of stock options is estimated to be $2.73 per option as of the date of grant for stock options granted in 2004. The weighted average contractual life of the options outstanding at June 30, 2006 was 4.8 years.
During the six months ended June 30, 2006, there were no stock options granted, 7,500 stock options were exercised and 725,718 stock options were cancelled from the different plans. The total number of shares subject to options at June 30, 2006 was 15,211,121 at a weighted average exercise price of $6.92.
Restricted Stock Awards
The Company’s 2004 Plan and the 2003 Riverwood Holding, Inc. Long-Term Incentive Plan provide for restricted stock awards (shares or stock units (“RSUs”)). All restricted stock awards vest and become unrestricted in one to five years from date of grant. Upon vesting, RSUs granted in 2005 and 2006 are payable 50% in cash and 50% in shares of common stock. All other RSUs are payable in shares of common stock.
Data concerning restricted stock awards granted in the first six months of 2006 is as follows:

		Weighted Avg.
	Shares	Value Per Share
	(In thousands)
RSUs — Employees	2,239	$2.83
Shares — Board of Directors	71	$3.39
The value of the RSUs is based on the market value of the Company’s common stock on the date of grant. The shares payable in cash are subject to variable accounting and marked to market accordingly. Both components are recorded as a liability. At June 30, 2006, the Company had 5,246,782 RSUs outstanding. The unrecognized expense at June 30, 2006 is approximately $8 million and is expected to be recognized over a weighted average period of 2.3 years.
The value of restricted stock shares is based on the market value of the Company’s common stock on the date of grant and recorded at the date of the award as unearned compensation in a separate component of stockholders’ equity. The shares issued to the board of directors during the second quarter of 2006 vested on the date of grant and therefore were expensed in the quarter.
During the first six months of 2006, the Company also issued 20,942 shares of phantom stock, representing deferred compensation by one of its directors. These shares of phantom stock vest on the date of grant and are payable upon termination of service.
During the six months ended June 30, 2006 and 2005, $2.9 million and $2.5 million was charged to compensation expense, respectively.

NOTE 4— INVENTORIES
The major classes of inventories were as follows:

	June 30,	December 31,
(Amounts in Millions)	2006	2005
Finished goods	$145.5	$164.2
Work in progress	27.5	22.7
Raw materials	69.1	67.3
Supplies	49.0	44.3

Total	$291.1	$298.5

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
During the first quarter of 2006, the Company self-reported certain violations of its Title V permit under the federal Clean Air Act for its West Monroe, Louisiana mill to the Louisiana Department of Environmental Quality (the “LADEQ”). The violations relate to the collection, treatment and reporting of hazardous air pollutants. The Company recorded $0.6 million of expense in the first quarter of 2006 for compliance costs to correct the technical issues causing the Title V permit violations. The Company received a consolidated compliance order and notice of potential penalty dated July 5, 2006 (“The Compliance Order”) from the LADEQ, and is currently in the process of reviewing and analyzing such Compliance Order. As set forth in the Compliance Order, the Company may be required to pay civil penalties for violations that occurred from 2001 through 2005. Although the Company believes that it is reasonably possible that the LADEQ will assess some penalty, at this time the amount of such penalty is not estimable.
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
Business segment information is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Amounts in Millions)	2006	2005	2006	2005
NET SALES:
Paperboard Packaging	$601.5	$600.3	$1,161.8	$1,159.3
Containerboard/Other	24.0	22.7	44.1	46.7

Total	$625.5	$623.0	$1,205.9	$1,206.0

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$34.3	$43.7	$62.2	$72.6
Containerboard/Other	(5.1)	(4.0)	(9.8)	(8.2)
Corporate	(7.7)	(16.1)	(16.6)	(28.5)

Total	$21.5	$23.6	$35.8	$35.9

NOTE 7 – PENSIONS AND OTHER POSTRETIREMENT BENEFITS
The Company maintains defined benefit pension plans for its U.S. employees. Benefits are based on years of service and average compensation levels over a period of years. The Company’s funding policies with respect to its U.S. pension plans are to contribute funds to the trusts as necessary to at least meet the minimum funding requirements of the U.S. Internal Revenue Code. Plan assets are invested in equities and fixed income securities.
The pension expense related to the U.S. plans consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Amounts in Millions)	2006	2005	2006	2005
Service Cost	$4.0	$3.5	$8.0	$7.4
Interest Cost	8.1	8.1	16.2	15.6
Expected Return on Plan Assets	(8.0)	(7.8)	(16.0)	(15.2)
Amortizations:
Prior Service Cost	0.5	0.4	1.0	1.1
Actuarial Loss	1.3	0.9	2.6	1.7

Net Periodic Pension Cost	$5.9	$5.1	$11.8	$10.6

The Company made contributions of $2.9 million and $2.1 million to its U.S. pension plans during the first six months of 2006 and 2005, respectively. The Company expects to make contributions of approximately $29 million for the full year 2006. During 2005, the Company made $17.7 million of contributions to its U.S. pension plans.
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
The other postretirement benefits expense consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Amounts in Millions)	2006	2005	2006	2005
Service Cost	$0.3	$0.3	$0.6	$0.5
Interest Cost	0.6	0.7	1.2	1.5
Amortizations:
Actuarial Loss	—	0.2	—	0.4

Net Periodic Postretirement Benefits Cost	$0.9	$1.2	$1.8	$2.4

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
The Company made benefit payments of $2.0 million and $1.3 million during the first six months of 2006 and 2005, respectively. The Company estimates its postretirement benefit payments for the full year 2006 to be approximately $3 million. During 2005, the Company made postretirement benefit payments of $2.6 million.

NOTE 8 — RESTRUCTURING CHARGES
The Company adopted a plan in the first quarter of 2004 to restructure its operations by closing facilities, relocating equipment and severing employees in an effort to better position the Company to operate in the current business environment. The restructuring activities described herein affect only the paperboard packaging segment. The Company did not record any restructuring charges during the six months ended June 30, 2006 and 2005.
The initial amount of $7.2 million for restructuring recorded at March 31, 2004 was reduced by $0.9 million in the second quarter of 2004 primarily for facility restoration and carrying costs, as a building was sold sooner than anticipated, and by $1.0 million in the fourth quarter of 2005 for a change in estimate for certain severance and other employee related termination costs. Through June 30, 2006, the Company has made payments for severance and other employee termination-related charges in the amount of $3.2 million and for equipment removal and facilities restoration in the amount of $1.9 million, both of which reduced the initial reserve detailed above. The remaining reserve is for carrying costs of a building until it is sold. As of June 30, 2006, the Company had $0.2 million accrued for restructuring, as follows:

		Adjustments
	Balance at	(Statement of		Purchase		Balance at
	December 31,	Operations Impact)		Price	Cash	June 30,
(Amounts in Millions)	2005	Expense	Reversal	Allocation	Payments	2006
Equipment Removal Costs	$—	$—	$—	$—	$—	$—
Facility Restoration and Carrying Costs	0.6	—	—	—	(0.4)	0.2
Severance of Employees and Other Employee Termination-Related Charges	0.6	—	—	—	(0.6)	—

Total	$1.2	$—	$—	$—	$(1.0)	$0.2

As of December 31, 2005, the Company had $1.2 million accrued for restructuring, as follows:

		Adjustments
	Balance at	(Statement of		Purchase		Balance at
	January 1,	Operations Impact)		Price	Cash	December 31,
(Amounts in Millions)	2005	Expense	Reversal	Allocation	Payments	2005
Equipment Removal Costs	$0.8	$—	$—	$—	$(0.8)	$—
Facility Restoration and Carrying Costs	0.6	—	—	—	—	$0.6
Severance of Employees and Other Employee Termination-Related Charges	3.1	—	(1.0)	—	(1.5)	$0.6

Total	$4.5	$—	$(1.0)	$—	$(2.3)	$1.2

NOTE 9 — DEBT
At June 30, 2006 and December 31, 2005, Long Term Debt consisted of the following:

	June 30,	December 31,
(Amounts in Millions)	2006	2005
Senior Notes with interest payable semi-annually at 8.5%, payable in 2011	$425.0	$425.0
Senior Subordinated Notes with interest payable semi-annually at 9.5%, payable in 2013	425.0	425.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (7.52% at June 30, 2006 and 6.60% at December 31, 2005) payable through 2010	1,109.0	1,109.0
Senior Secured Revolving Facility with interest payable at various dates at floating rates (9.25% at June 30, 2006 and 9.25% at December 31, 2005) payable in 2009	25.0	6.0
Other	2.7	3.5

	1,986.7	1,968.5
Less, current portion	6.2	1.2

Total	$1,980.5	$1,967.3

The Senior Notes are rated B- by Standard & Poor’s and B2 by Moody’s Investor Services. The Senior Subordinated Notes are rated B- by Standard & Poor’s and B3 by Moody’s Investor Services. The Company’s indebtedness under the Senior Secured Credit Agreement, as amended, is rated B+ by Standard & Poor’s and B1 by Moody’s Investor Services. As of June 30, 2006, both Standard & Poor’s and Moody’s Investor Services’ ratings on the Company remain on negative outlook.
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

The financial covenants contained in the Senior Secured Credit Agreement, as amended, among other things, specify the following requirements for each of the following test periods:

Minimum Credit
	Maximum Consolidated	Agreement EBITDA to
	Debt to Credit Agreement	Consolidated Interest
	EBITDA Leverage Ratio (a)	Expense Ratio (a)
Four Fiscal Quarters Ending
2006 June 30, 2006	6.75 to 1.00	1.75 to 1.00
September 30, 2006	6.75 to 1.00	1.75 to 1.00
December 31, 2006	6.75 to 1.00	1.75 to 1.00

2007 March 31, 2007	6.50 to 1.00	1.75 to 1.00
June 30, 2007	6.50 to 1.00	1.75 to 1.00
September 30, 2007	6.50 to 1.00	1.75 to 1.00
December 31, 2007	6.00 to 1.00	1.85 to 1.00

2008 March 31, 2008	6.00 to 1.00	1.85 to 1.00
June 30, 2008	6.00 to 1.00	1.85 to 1.00
September 30, 2008	6.00 to 1.00	1.85 to 1.00
December 31, 2008	5.50 to 1.00	2.00 to 1.00

2009 March 31, 2009 and thereafter	4.50 to 1.00	2.90 to 1.00
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
At June 30, 2006, the Company was in compliance with the financial covenants in the Secured Credit Agreement, as amended, and the ratios were as follows:
Consolidated Debt to Credit Agreement EBITDA Leverage Ratio — 6.57 to 1.00
Credit Agreement EBITDA to Consolidated Interest Expense Ratio — 1.95 to 1.00
The Senior Secured Credit Agreement, as amended, requires adjustment to the pricing for the Senior Secured Term Loan Facility by increasing the applicable margin by 0.25% if, and for so long as, the Company’s indebtedness under the Senior Secured Credit Agreement, as amended, is rated less than B+ by Standard & Poor’s Ratings Group (a division of The McGraw Hill Companies Inc.) or less than B1 by Moody’s Investors Service, Inc.
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
Significant Factors That Impact The Company’s Business
Impact of Inflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, hardwood, chemicals, recycled fibers, purchased paperboard, paper, aluminum foil, ink, plastic films and resins, depreciation expense and labor. The Company continues to be negatively impacted by inflationary pressures, which increased costs $39.9 million compared to the first six months of 2005 and are primarily related to energy ($26.7 million); chemical based inputs ($8.1 million); freight ($3.3 million); labor and related benefits ($4.1 million); and other ($0.4 million) somewhat offset by favorable changes for fiber, outside board purchases and corrugated shipping containers ($2.7 million). The Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. The Company has hedged approximately 80%, 30% and 5% of its expected natural gas usage for the years 2006, 2007 and 2008, respectively. Depending on price levels, these percentages are expected to increase further during 2006. The Company believes that inflationary pressures will negatively impact its results for 2006. Since negotiated contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers any inflationary or other cost increases that the Company may incur thereby further exacerbating the inflationary problems.
Substantial Debt Obligations. The Company has approximately $1,998 million of outstanding debt obligations as of June 30, 2006. This debt can have significant consequences for the Company, as it requires a significant portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and restricts the Company’s ability to obtain additional financing. Covenants in the Company’s Senior Secured Credit Agreement, as amended, also prohibit or restrict, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees) and payment of dividends, loans or advances and certain other types of transactions. These restrictions could limit the Company’s flexibility to respond to changing market conditions and competitive pressures. The covenants also require compliance with certain financial ratios. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See “Financial Condition, Liquidity and Capital Resources—-Liquidity and Capital Resources” and “-Covenant Restrictions” for additional information regarding the Company’s debt obligations.
Commitment to Cost Reduction. In light of increasing margin pressure throughout the paperboard packaging industry, the Company has programs in place that are designed to reduce costs, improve productivity and increase profitability. The Company utilizes a global continuous improvement initiative that uses statistical process control to help design and manage many types of activities, including production and maintenance. This includes a Six Sigma process focused on reducing variable and fixed manufacturing and administrative costs. During the first six months of 2006, the Company achieved approximately $27 million in cost savings through its continuous improvement programs and manufacturing initiatives.
Market Factors. As some products can be packaged in different types of materials, the Company’s sales are affected by competition from other manufacturers’ coated unbleached kraft paperboard, or CUK board, and other substrates — solid bleached sulfate, or SBS, recycled clay coated news, or CCN, and, internationally, white lined chipboard, or WLC, substitute products including shrink film and corrugated containers, as well as by general market conditions. In addition, the Company’s sales historically are driven by consumer buying habits in the markets its customers serve. New product introductions and promotional activity by the Company’s customers and the Company’s introduction of new packaging products also impacted its sales. The Company’s containerboard business is subject to conditions in the cyclical worldwide commodity paperboard markets which have a significant impact on containerboard sales. In addition, the Company’s net sales, income from operations and cash flows from operations are subject to moderate seasonality, with demand usually increasing in the spring and summer due to the seasonality of the worldwide beverage multiple packaging markets.
The Company works to maintain market share through efficiency, product innovation and strategic sourcing to its customers; however, pricing and other competitive pressures may occasionally result in the loss of a customer relationship.

OVERVIEW OF 2006 RESULTS
•	Net Sales in the second quarter of 2006 increased by $2.5 million, or 0.4%, to $625.5 million from $623.0 million in the second quarter of 2005 due primarily to improved pricing for cartons, rollstock and containerboard, and higher unit volumes in the international beverage markets somewhat offset by lower carton sales in North America, primarily in the food and consumer product markets.

•	Income from Operations in the second quarter of 2006 decreased by $2.1 million, or 8.9%, to $21.5 million from $23.6 million in the second quarter of 2005 due primarily to inflation of approximately $23 million and approximately $6 million of higher manufacturing costs somewhat offset by worldwide cost reductions of approximately $9 million resulting from the Company’s cost reduction initiatives, improved pricing and lower depreciation expense.

•	Debt decreased by $38.7 million during the second quarter of 2006 as a result of cash provided by operating activities.
RESULTS OF OPERATIONS
Segment Information
The Company reports its results in two business segments: paperboard packaging and containerboard/other. Business segment information is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Amounts in Millions)	2006	2005	2006	2005
NET SALES:
Paperboard Packaging	$601.5	$600.3	$1,161.8	$1,159.3
Containerboard/Other	24.0	22.7	44.1	46.7

Total	$625.5	$623.0	$1,205.9	$1,206.0

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$34.3	$43.7	$62.2	$72.6
Containerboard/Other	(5.1)	(4.0)	(9.8)	(8.2)
Corporate	(7.7)	(16.1)	(16.6)	(28.5)

Total	$21.5	$23.6	$35.8	$35.9

SECOND QUARTER 2006 COMPARED WITH SECOND QUARTER 2005
Net Sales
The components of the change in Net Sales are as follows:

	Three Months					Three Months
	Ended	Variances				Ended
(Amounts in Millions)	June 30, 2005	Price	Volume/Mix	Exchange	Total	June 30, 2006
Net Sales	$623.0	8.0	(4.0)	(1.5)	2.5	$625.5
Paperboard Packaging
The Company’s Net Sales from paperboard packaging in the second quarter of 2006 increased by $1.2 million, or 0.2%, to $601.5 million from $600.3 million in the second quarter of 2005 due primarily to improved pricing in the food and consumer product carton markets and, to a lesser extent, open market rollstock sales, higher volumes in the international beverage markets and improved product mix in the food and consumer product markets. These increases were somewhat offset by the negative impact of foreign currency exchange rates as well as an approximate 1% decrease in carton sales in North America and lower volumes in the international food and consumer product markets.
Containerboard/Other
The Company’s Net Sales from containerboard/other in the second quarter of 2006 increased by $1.3 million, or 5.7%, to $24.0 million from $22.7 million in the second quarter of 2005 due primarily to improved pricing in the containerboard medium markets.
Income (Loss) from Operations
The components of the change in Income (Loss) from Operations are as follows:

	Three Months							Three Months
	Ended	Variances						Ended
(Amounts in Millions)	June 30, 2005	Price	Volume/Mix	Inflation	Exchange	Other (a)	Total	June 30, 2006
Income (Loss) from Operations	$23.6	8.0	(1.1)	(22.8)	1.2	12.6	(2.1)	$21.5
Note:
(a) Includes the benefits from the Company’s cost reduction initiatives and the impact of lower depreciation expense, somewhat offset by higher manufacturing costs, primarily at the Company’s West Monroe, LA paper mill.
Paperboard Packaging
The Company’s Income from Operations from paperboard packaging in the second quarter of 2006 decreased by $9.4 million, or 21.5%, to $34.3 million from $43.7 million in the second quarter of 2005 due primarily to inflationary pressures primarily on energy, chemical-based inputs, freight and labor and related benefits, approximately $6 million of higher manufacturing costs which were primarily the result of an initiative to upgrade the West Monroe, LA mill’s preventative maintenance program along with preparation for the mill’s number one paper machine bi-annual maintenance outage. A $3.5 million inventory write-off was recorded in the quarter. This adjustment related to intercompany transactions that should have been recognized in prior periods. These decreases were somewhat offset by worldwide cost reductions resulting from the Company’s cost reduction initiatives, the improved pricing in the North American food and consumer product carton markets, and improved product mix in the food and consumer product markets.
Containerboard/Other
The Company’s Loss from Operations from containerboard/other was $5.1 million in the second quarter of 2006 compared to a loss of $4.0 million in the second quarter of 2005. This change of $1.1 million was due primarily to inflationary pressures somewhat offset by the improved pricing in the containerboard medium markets.
Corporate
The Company’s Loss from Operations from corporate was $7.7 million in the second quarter of 2006 compared to a loss of $16.1 million in the second quarter of 2005. This $8.4 million improvement was due primarily to lower consulting fees as well as lower expenses associated with Sarbanes-Oxley compliance efforts, a legal settlement and lower merger related expenses primarily related to the conversion to SAP in 2005.
FIRST SIX MONTHS OF 2006 COMPARED WITH FIRST SIX MONTHS OF 2005
Net Sales
The components of the change in Net Sales are as follows:

	Six Months					Six Months
	Ended	Variances				Ended
(Amounts in Millions)	June 30, 2005	Price	Volume/Mix	Exchange	Total	June 30, 2006
Net Sales	$1,206.0	11.7	(3.8)	(8.0)	(0.1)	$1,205.9
Paperboard Packaging
The Company’s Net Sales from paperboard packaging in the first six months of 2006 increased by $2.5 million, or 0.2%, to $1,161.8 million from $1,159.3 million in the six months of 2005 due primarily to improved pricing in the food and consumer product carton markets and a 13% increase in international beverage market sales as a result of higher unit volumes. These increases were somewhat offset by the negative impact of foreign currency exchange rates, a 3% decline in beverage carton sales in North America driven by weaker overall demand for beer cartons and lower volumes in the international food and consumer product markets.
Containerboard/Other
The Company’s Net Sales from containerboard/other in the first six months of 2006 decreased by $2.6 million, or 5.6%, to $44.1 million from $46.7 million in the first six months of 2005 due primarily to lower linerboard sales as a result of producing coated board in place of containerboard tons. This additional coated board was utilized in the production of food and consumer product cartons. This decrease was somewhat offset by the improved pricing in the containerboard medium markets.
Income (Loss) from Operations
The components of the change in Income (Loss) from Operations are as follows:

	Six Months							Six Months
	Ended	Variances						Ended
(Amounts in Millions)	June 30, 2005	Price	Volume/Mix	Inflation	Exchange	Other (a)	Total	June 30, 2006
Income (Loss) from Operations	$35.9	11.7	1.0	(39.9)	2.7	24.4	(0.1)	$35.8
Note:
(a) Includes the benefits from the Company’s cost reduction initiatives and the impact of lower depreciation and amortization expense, somewhat offset by higher manufacturing costs, primarily at the Company’s West Monroe, LA paper mill.
Paperboard Packaging
The Company’s Income from Operations from paperboard packaging in the first six months of 2006 decreased by $10.4 million, or 14.3%, to $62.2 million from $72.6 million in the first six months of 2005 due primarily to inflationary pressures primarily on energy, chemical-based inputs, freight and labor and related benefits, unfavorable manufacturing variances of approximately $9 million primarily related to an unexpected failure in a major turbine generator at the Company’s West Monroe, LA paper mill and approximately $6 million of higher manufacturing costs which were primarily the result of an initiative to upgrade the West Monroe, LA mill’s preventative maintenance program along with preparation for the mill’s number one paper machine bi-annual maintenance outage. The turbine failure caused machine downtime resulting in reduced production of approximately 4,000 tons of rollstock. This event also resulted in additional costs associated with purchases of outside energy and repair of the turbine. A $3.5 million inventory write-off was recorded in the quarter. This adjustment related to intercompany transactions that should have been recognized in prior periods. These decreases were somewhat offset by worldwide cost reductions resulting from the Company’s cost reduction initiatives, the improved pricing in the North American food and consumer product carton markets and improved product mix in the food and consumer product markets.

Containerboard/Other
The Company’s Loss from Operations from containerboard/other was $9.8 million in the first six months of 2006 compared to a loss of $8.2 million in the first six months of 2005. This change of $1.6 million was due primarily to inflationary pressures somewhat offset by the improved pricing in the containerboard medium markets.
Corporate
The Company’s Loss from Operations from corporate was $16.6 million in the first six months of 2006 compared to a loss of $28.5 million in the first six months of 2005. This $11.9 million improvement was due primarily to lower consulting fees as well as lower expenses associated with Sarbanes-Oxley compliance efforts, a legal settlement and lower merger related expenses primarily related to the conversion to SAP in 2005.
INTEREST INCOME, INTEREST EXPENSE, INCOME TAX EXPENSE, AND EQUITY IN NET EARNINGS OF AFFILIATES
Interest Income
Interest Income increased by $0.2 million to $0.4 million in the first six months of 2006 from $0.2 million in the first six months of 2005 primarily due to higher interest rates.
Interest Expense
Interest Expense increased by $8.5 million to $84.7 million in the first six months of 2006 from $76.2 million in the first six months of 2005, due to higher interest rates on the unhedged portion of the Company’s floating rate debt. The increase was somewhat offset by lower average debt balances during the first six months of 2006.
Income Tax Expense
During the first six months of 2006, the Company recognized an Income Tax Expense of $9.5 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $48.5 million. During the first six months of 2005, the Company recognized an Income Tax Expense of $9.7 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $40.1 million. Income Tax Expense for the first six months of 2006 and 2005 was primarily due to the noncash expense associated with the amortization of goodwill for tax purposes, losses benefited in certain foreign countries and tax withholding in foreign jurisdictions.
Equity in Net Earnings of Affiliates
Equity in Net Earnings of Affiliates was $0.5 million in the first six months of 2006 and $0.6 million in the first six months of 2005 and is related to the Company’s equity investment in the joint venture Rengo Riverwood Packaging, Ltd.
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
Cash Flows
Cash and Equivalents decreased by $5.4 million in the first six months of 2006. Cash provided by operating activities in the first six months of 2006 totaled $19.0 million, compared to $28.8 million in 2005. This was principally due to higher net loss as well as lower depreciation and amortization somewhat offset by favorable changes in operating assets and liabilities, primarily in inventory. Depreciation and amortization during the first six months of 2006 totaled $98.8 million. Cash used in investing activities in the first six months of 2006 totaled $43.4 million, compared to $64.3 million in 2005. This change was principally due to lower purchases of property, plant and equipment of $23.7 million (see “-Capital Investment”). Cash provided by financing activities in the first six months in 2006 totaled $19.0 million, compared to $35.6 million in 2005. This change was principally due to lower net borrowings under the Company’s revolving credit facilities.
Liquidity and Capital Resources
The Company’s liquidity needs arise primarily from debt service on its substantial indebtedness and from the funding of its capital expenditures, ongoing operating costs and working capital.
At June 30, 2006 and December 31, 2005, Long Term Debt consisted of the following:

	June 30,	December 31,
(Amounts in Millions)	2006	2005
Senior Notes with interest payable semi-annually at 8.5%, payable in 2011	$425.0	$425.0
Senior Subordinated Notes with interest payable semi-annually at 9.5%, payable in 2013	425.0	425.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (7.52% at June 30, 2006 and 6.60% at December 31, 2005) payable through 2010	1,109.0	1,109.0
Senior Secured Revolving Facility with interest payable at various dates at floating rates (9.25% at June 30, 2006 and 9.25% at December 31, 2005) payable in 2009	25.0	6.0
Other	2.7	3.5

	1,986.7	1,968.5
Less, current portion	6.2	1.2

Total	$1,980.5	$1,967.3

The Senior Notes are rated B- by Standard & Poor’s and B2 by Moody’s Investor Services. The Senior Subordinated Notes are rated B- by Standard & Poor’s and B3 by Moody’s Investor Services. The Company’s indebtedness under the Senior Secured Credit Agreement, as amended, is rated B+ by Standard & Poor’s and B1 by Moody’s Investor Services. As of June 30, 2006, both Standard & Poor’s and Moody’s Investor Services’ ratings on the Company remain on negative outlook. During the first six months of 2006, cash paid for interest was approximately $76 million.
At June 30, 2006, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

	Total Amount of	Total Amount	Total Amount
(Amounts in Millions)	Commitments	Outstanding	Available (A)
Revolving Credit Facility	$325.0	$25.0	$288.1
International Facilities	22.3	9.2	13.1

Total	$347.3	$34.2	$301.2

Note:
(A)	In accordance with its debt agreements, the Company’s availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of $11.9 million as of June 30, 2006. These letters of credit are used as security against its self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2007 unless extended.
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
Effective as of June 30, 2006, the Company had approximately $1.2 billion of net operating loss carryforwards (“NOLs”). These NOLs generally may be used by the Company to offset taxable income earned in subsequent taxable years. However, the Company’s ability to use these NOLs to offset its future taxable income may be subject to significant limitation as a result of certain shifts in ownership due to direct or indirect transfers of the Company’s common stock by one or more 5 percent stockholders, or issuances or redemptions of the Company’s common stock, which, when taken together with previous changes in ownership of the Company’s common stock, constitute an ownership change under the Internal Revenue Code. Imposition of any such limitation on the use of NOLs could have an adverse effect on the Company’s future after tax free cash flow.
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
The financial covenants contained in the Senior Secured Credit Agreement, as amended, among other things, specify the following requirements for each of the following test periods:

Minimum Credit
	Maximum Consolidated	Agreement EBITDA to
	Debt to Credit Agreement	Consolidated Interest
	EBITDA Leverage Ratio	Expense Ratio
Four Fiscal Quarters Ending
2006 June 30, 2006	6.75 to 1.00	1.75 to 1.00
September 30, 2006	6.75 to 1.00	1.75 to 1.00
December 31, 2006	6.75 to 1.00	1.75 to 1.00

2007 March 31, 2007	6.50 to 1.00	1.75 to 1.00
June 30, 2007	6.50 to 1.00	1.75 to 1.00
September 30, 2007	6.50 to 1.00	1.75 to 1.00
December 31, 2007	6.00 to 1.00	1.85 to 1.00

2008 March 31, 2008	6.00 to 1.00	1.85 to 1.00
June 30, 2008	6.00 to 1.00	1.85 to 1.00
September 30, 2008	6.00 to 1.00	1.85 to 1.00
December 31, 2008	5.50 to 1.00	2.00 to 1.00

2009 March 31, 2009 and thereafter	4.50 to 1.00	2.90 to 1.00
At June 30, 2006, the Company was in compliance with the financial covenants in the Secured Credit Agreement, as amended, and the ratios were as follows:
Consolidated Debt to Credit Agreement EBITDA Leverage Ratio — 6.57 to 1.00
Credit Agreement EBITDA to Consolidated Interest Expense Ratio — 1.95 to 1.00
Credit Agreement EBITDA as used herein is a financial measure that is used in the Senior Secured Credit Agreement. Credit Agreement EBITDA is not a defined term under accounting principles generally accepted in the United States and should not be considered as an alternative to income from operations or net income as a measure of operating results or cash flows as a measure of liquidity. Credit Agreement EBITDA differs from the term “EBITDA” (earnings before interest expense, income tax expense, and depreciation and amortization) as it is commonly used. In addition to adjusting net income to exclude interest expense, income tax expense, and depreciation and amortization, Credit Agreement EBITDA also adjusts net income by excluding certain other items and expenses, as specified below. The Company’s definition of Credit Agreement EBITDA may differ from that of other similarly titled measures at other companies.
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

The calculations of the components of the Company’s financial covenant ratios are listed below:

Twelve Months Ended
(Amounts in Millions)	June 30, 2006
Net Loss	$(99.4)
Income Tax Expense	23.1
Interest Expense, Net	164.2
Depreciation and Amortization	197.5
Equity in Net Earnings of Affiliates	(1.1)
Pension, Postemployment and Postretirement Benefits Expense, Net of Contributions	8.9
Merger Related Expenses	7.9
Write-Down of Assets	0.4
Dividends from Equity Investments	2.4

Credit Agreement EBITDA (a)	$303.9

Twelve Months Ended
(Amounts in Millions)	June 30, 2006
Interest Expense, Net	$164.2
Amortization of Deferred Debt Issuance Costs	(8.6)
Credit Agreement Interest Expense Adjustments (b)	0.1

Consolidated Interest Expense (c)	$155.7

As of
(Amounts in Millions)	June 30, 2006
Short Term Debt	$17.5
Long Term Debt	1,980.5

Total Debt	$1,998.0

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
Capital Investment
The Company’s capital investment in the first six months of 2006 was $31.1 million, compared to $54.8 million in the first six months of 2005. This $23.7 million decrease was due primarily to the higher capital investment in 2005 related to the Company’s manufacturing rationalization initiatives and compliance with environmental laws and regulations. During the first six months of 2006, the Company had capital spending of $22.4 million for improving process capabilities, $8.5 million for manufacturing packaging machinery and $0.2 million for compliance with environmental laws and regulations.
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
During the first quarter of 2006, the Company self-reported certain violations of its Title V permit under the federal Clean Air Act for its West Monroe, Louisiana mill to the LADEQ. The violations relate to the collection, treatment and reporting of hazardous air pollutants. The Company recorded $0.6 million of expense in the first quarter of 2006 for compliance costs to correct the technical issues causing the Title V permit violations. The Company received a consolidated Compliance Order and notice of potential penalty dated July 5, 2006 from the LADEQ, and is currently in the process of reviewing and analyzing such Compliance Order. As set forth in the Compliance Order, the Company may be required to pay civil penalties for violations that occurred from 2001 through 2005. Although the Company believes that it is reasonably possible that the LADEQ will assess some penalty, at this time the amount of such penalty is not estimable.

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
To help offset inflation in 2006, the Company expects to achieve $50 million in year over year operating cost savings from its continuous improvement programs and manufacturing rationalization. In addition, the Company expects to benefit from improved pricing in 2006 as a result of the contractual price escalators relating to its carton business that pass through the raw material cost increases that occurred in late 2004 and the first half of 2005 as well as the recently announced price increases for coated board rollstock and containerboard.
Total capital investment for 2006 is expected to be between approximately $70 million and $80 million and is expected to relate principally to improving the Company’s process capabilities (approximately $55 million), manufacturing of packaging machinery (approximately $14 million) and environmental laws and regulations (approximately $6 million).
Depreciation and amortization is expected to be between approximately $195 million and $205 million for the full year 2006.
Interest expense in 2006 is expected to be between approximately $165 million and $175 million, including approximately $9 million of non-cash amortization of deferred debt issuance costs.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For a discussion of certain market risks related to the Company, see Part II, Item 7A, “Quantitative and Qualitative Disclosure about Market Risk”, in the Company’s Annual Report on Form 10-K for

the year ended December 31, 2005. There have been no significant developments with respect to derivatives or exposure to market risk during the first six months of 2006; for a discussion of the Company’s Financial Instruments, Derivatives and Hedging Activities, see Note 15 in Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and Management’s Discussion and Analysis of Financial Condition and Results of Operations “-Financial Condition, Liquidity and Capital Resources.”
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Company’s Annual Meeting of Stockholders held on May 16, 2006, the stockholders elected the following nominees to the Board of Directors to serve a three-year term. The votes cast were as follows:

Director	For	Withheld
G. Andrea Botta	174,613,021	622,243
William R. Fields	174,689,627	545,637
Harold R. Logan	174,485,697	749,567
The terms of Jeffrey H. Coors, Kevin J. Conway, Robert W. Tieken, John D. Beckett, Stephen M. Humphrey and John R. Miller continued after the Annual Meeting of Stockholders. No matters other than the election of directors were submitted to the stockholders of the Company at the Annual Meeting.
ITEM 6. EXHIBITS
a)	Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Bylaws of Graphic Packaging Corporation. Filed on July 24, 2006 as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (Date of Earliest Event Reported: July 20, 2006) and incorporated herein by reference.

10.1	Employment Agreement dated as of July 20, 2006 by and between Graphic Packaging International, Inc., Graphic Packaging Corporation and Jeffrey H. Coors. Filed on July 24, 2006 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Earliest Event Reported: July 20, 2006) and incorporated herein by reference.

10.2	Employment Agreement dated as of July 20, 2006 by and between Graphic Packaging International, Inc., Graphic Packaging Corporation and Stephen M. Humphrey. Filed on July 24, 2006 as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Date of Earliest Event Reported: July 20, 2006) and incorporated herein by reference.

10.3	Employment Agreement dated as of July 20, 2006 by and between Graphic Packaging International, Inc., Graphic Packaging Corporation and David W. Scheible. Filed on July 24, 2006 as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (Date of Earliest Event Reported: July 20, 2006) and incorporated herein by reference.

10.4	Employment Agreement dated as of July 20, 2006 by and between Graphic Packaging International, Inc., Graphic Packaging Corporation and Daniel J. Blount. Filed on July 24, 2006 as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (Date of Earliest Event Reported: July 20, 2006) and incorporated herein by reference.

10.5	Employment Agreement dated as of July 20, 2006 by and between Graphic Packaging International, Inc., Graphic Packaging Corporation and Stephen A. Hellrung. Filed on July 24, 2006 as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (Date of Earliest Event Reported: July 20, 2006) and incorporated herein by reference.

10.6	Employment Agreement dated as of July 20, 2006 by and between Graphic Packaging International, Inc., Graphic Packaging Corporation and Wayne E. Juby. Filed on July 24, 2006 as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (Date of Earliest Event Reported: July 20, 2006) and incorporated herein by reference.

10.7	Employment Agreement dated as of July 20, 2006 by and between Graphic Packaging International, Inc., Graphic Packaging Corporation and Michael R. Schmal. Filed on July 24, 2006 as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (Date of Earliest Event Reported: July 20, 2006) and incorporated herein by reference.

10.8	Employment Agreement dated as of July 20, 2006 by and between Graphic Packaging International, Inc., Graphic Packaging Corporation and Robert M. Simko. Filed on July 24, 2006 as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (Date of Earliest Event Reported: July 20, 2006) and incorporated herein by reference.

10.9	Amendment No. 3 to Stockholders Agreement dated as of July 20, 2006 by and among Graphic Packaging Corporation, the Family Stockholders named therein, Clayton, Dubilier & Rice Fund V Limited Partnership and EXOR Group S.A. Filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K (Date of Earliest Event Reported: July 20, 2006) and incorporated herein by reference.

31.1	Certification required by Rule 13a-14(a).

31.2	Certification required by Rule 13a-14(a).

32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHIC PACKAGING CORPORATION
(Registrant)

/s/ STEPHEN A. HELLRUNG	Senior Vice President, General
Stephen A. Hellrung	Counsel and Secretary	August 2, 2006

/s/ DANIEL J. BLOUNT	Senior Vice President and
Daniel J. Blount	Chief Financial Officer (Principal Financial Officer)	August 2, 2006

/s/ DEBORAH R. FRANK	Vice President and Controller
Deborah R. Frank	(Principal Accounting Officer)	August 2, 2006