Form 10-Q
period 2006-09-30
GRAPHIC PACKAGING CORP
filed 2006-11-02
CIK 886239

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2006, there were 200,672,591 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Information Concerning Forward-Looking Statements
Certain statements of Graphic Packaging Corporation’s expectations, including, but not limited to, statements regarding inflationary pressures, cost savings from its continuous improvement programs and manufacturing rationalization, price increases, capital spending, depreciation and amortization, interest expense, debt reduction, the effect of new accounting pronouncements and litigation, in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, inflation of and volatility in raw material and energy costs, the Company’s substantial amount of debt, continuing pressure for lower cost products, the Company’s ability to implement its business strategies, currency translation movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that impact the Company’s ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements. Additional information regarding these and other risks is contained in Part II, Item 1A. Risk Factors herein.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GRAPHIC PACKAGING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Millions, Except Share Amounts)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and Equivalents	$4.9	$12.7
Receivables, Net	262.2	216.3
Inventories	301.0	298.5
Other Current Assets	27.5	26.1

Total Current Assets	595.6	553.6

Property, Plant and Equipment, Net	1,481.1	1,551.5
Goodwill	642.7	642.6
Intangible Assets, Net	150.5	157.3
Deferred Tax Assets	352.6	350.8
Other Assets	85.0	100.2

Total Assets	$3,307.5	$3,356.0

LIABILITIES
Current Liabilities:
Short Term Debt	$16.7	$11.0
Accounts Payable and Other Accrued Liabilities	421.1	409.6

Total Current Liabilities	437.8	420.6

Long Term Debt	1,960.5	1,967.3
Deferred Tax Liabilities	476.9	461.5
Other Noncurrent Liabilities	215.1	237.9

Total Liabilities	3,090.3	3,087.3

SHAREHOLDERS’ EQUITY
Preferred Stock, par value $.01 per share; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share; 500,000,000 shares authorized; 200,605,041 and 198,663,007 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	2.0	2.0
Capital in Excess of Par Value	1,185.0	1,169.6
Unearned Compensation	—	(0.1)
Accumulated Deficit	(862.1)	(800.6)
Minimum Pension Liability Adjustment	(90.0)	(90.0)
Accumulated Derivative Instruments (Loss) Gain	(9.8)	5.2
Cumulative Currency Translation Adjustment	(7.9)	(17.4)

Total Shareholders’ Equity	217.2	268.7

Total Liabilities and Shareholders’ Equity	$3,307.5	$3,356.0

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Net Sales	$617.7	$605.4	$1,823.6	$1,811.4
Cost of Sales	520.0	506.8	1,584.0	1,559.8
Selling, General and Administrative	49.6	50.1	150.2	151.0
Research, Development and Engineering	2.7	2.3	8.7	7.8
Other Expense (Income), Net	1.4	2.1	0.9	12.8

Income from Operations	44.0	44.1	79.8	80.0
Interest Income	0.1	0.1	0.5	0.4
Interest Expense	(43.3)	(39.2)	(128.0)	(115.5)

Income (Loss) before Income Taxes and Equity in Net Earnings of Affiliates	0.8	5.0	(47.7)	(35.1)
Income Tax Expense	(5.1)	(4.8)	(14.6)	(14.5)
Equity in Net Earnings of Affiliates	0.3	0.4	0.8	1.0

Net (Loss) Income	$(4.0)	$0.6	$(61.5)	$(48.6)

Loss Per Share — Basic	$(0.02)	$0.00	$(0.31)	$(0.24)
Loss Per Share — Diluted	$(0.02)	$0.00	$(0.31)	$(0.24)

Weighted Average Number of Shares Outstanding — Basic	200.5	200.1	200.5	199.7
Weighted Average Number of Shares Outstanding — Diluted	200.5	202.4	200.5	199.7
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in Millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Net (Loss) Income	$(4.0)	$0.6	$(61.5)	$(48.6)
Other Comprehensive (Loss) Income:
Derivative Instruments (Loss) Gain, Net of Tax of $0	(7.6)	13.8	(15.0)	25.9
Currency Translation Adjustments, Net of Tax of $0	(0.5)	(0.4)	9.5	(13.3)

Comprehensive (Loss) Income	$(12.1)	$14.0	$(67.0)	$(36.0)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(61.5)	$(48.6)
Noncash Items Included in Net Loss:
Depreciation and Amortization	146.6	155.2
Deferred Income Taxes	15.0	14.1
Pension, Postemployment and Postretirement Benefits Expense, Net of Contributions	(3.0)	2.6
Amortization of Deferred Debt Issuance Costs	6.6	6.1
Impairment Charge	3.9	—
Other, Net	1.3	4.2
Changes in Operating Assets & Liabilities	(51.0)	(62.4)

Net Cash Provided by Operating Activities	57.9	71.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(45.0)	(71.9)
Change in Other Assets	(18.9)	(14.0)

Net Cash Used in Investing Activities	(63.9)	(85.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under Revolving Credit Facilities	495.8	396.1
Payments on Revolving Credit Facilities	(496.8)	(379.4)
Other, Net	(0.8)	(0.1)

Net Cash (Used in) Provided by Financing Activities	(1.8)	16.6

Effect of Exchange Rate Changes on Cash	—	(0.2)

Net (Decrease) Increase in Cash and Equivalents	(7.8)	1.7
Cash and Equivalents at Beginning of Period	12.7	7.3

Cash and Equivalents at End of Period	$4.9	$9.0

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
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN No. 48”). FIN No. 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on an income tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effects, if any, of applying this interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the effect of FIN No. 48 on its financial position, results of operations and cash flows.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157, but does not expect the adoption of SFAS No. 157 to have a material impact on its financial position, results of operations or cash flows.
In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). Among other items, SFAS No. 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company will adopt SFAS 158 in the fourth quarter of 2006 on a prospective basis. The Company currently measures the funded status of its plan as of the date of its year-end statement of financial position.
Based on our unfunded obligation as of December 31, 2005, the adoption of SFAS 158 would decrease total assets by approximately $8 million, increase total liabilities by approximately $23 million and reduce total shareholders’ equity by approximately $31 million. The adoption will not have a material impact on the Company’s results of operations and cash flows. In addition, the adoption of SFAS No. 158 will not impact compliance with the Company’s loan covenants. By the time of adoption at December 31, 2006, plan performance and actuarial assumptions could have a significant impact on the actual amounts recorded.
In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (“FSP AUG AIR-1”) which is effective for fiscal years beginning after December 15, 2006. This position statement eliminates the accrue-in-advance method of accounting for planned major maintenance activities. The Company is currently evaluating the effect of FSP AUG AIR-1 on its financial position, results of operations and cash flows.
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
The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plan for the three months and nine months ended September 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods.

	Three Months	Nine Months
	Ended	Ended
(Amounts in Millions, Except Per Share Amounts)	September 30, 2005	September 30, 2005
Net Income (Loss), As Reported	$0.6	$(48.6)

Add: Stock-Based Employee Compensation Expense Included in Reported Net Loss	—	—
Deduct: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method for All Awards	(0.8)	(2.4)

Adjusted Net Loss	$(0.2)	$(51.0)

Income (Loss) Per Basic Share-As Reported	$0.00	$(0.24)
Loss Per Basic Share-As Adjusted	$0.00	$(0.26)

Income (Loss) Per Diluted Share-As Reported	$0.00	$(0.24)
Loss Per Diluted Share-As Adjusted	$0.00	$(0.26)
On December 8, 2005, the Compensation and Benefits Committee of the Board of Directors of the Company approved the acceleration of the vesting of all of the unvested stock options granted to employees of the Company so that such options vested immediately. The action affected 1,835,268 stock options, 1,762,768 of which had exercise prices in excess of the then current market price of the Company’s common stock. The action is expected to reduce the Company’s future compensation expense by $3.2 million. The Company recognized no expense related to stock options in the nine months ended September 30, 2006.
The Company has eight equity compensation plans. The Company’s only active plan as of September 30, 2006 is the Graphic Packaging Corporation 2004 Stock and Incentive Compensation Plan (“2004 Plan”), pursuant to which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other types of stock-based awards to employees and directors of the Company. Stock options and other awards granted under all of the Company’s plans generally vest and expire in accordance with terms established at the time of grant (except as noted above with respect to accelerated vesting).
The weighted average fair value of stock options is estimated to be $2.73 per option as of the date of grant for stock options granted through 2004. The weighted average contractual life of the options outstanding at September 30, 2006 was 4.6 years.
During the nine months ended September 30, 2006, there were no stock options granted, 20,000 stock options were exercised and 734,813 stock options were cancelled from the different plans. The total number of shares subject to options at September 30, 2006 was 15,189,526 at a weighted average exercise price of $6.92.
Stock Awards, Restricted Stock Awards and Restricted Stock Units
The Company’s 2004 Plan and the 2003 Riverwood Holding, Inc. Long-Term Incentive Plan permit the grant of stock awards, restricted stock and restricted stock units (“RSUs”). All restricted stock awards vest and become unrestricted in one to five years from date of grant. Upon vesting, RSUs granted in 2005 and 2006 are payable 50% in cash and 50% in shares of common stock. All other RSUs are payable in shares of common stock.

Data concerning stock awards and RSUs granted in the first nine months of 2006 is as follows:

		Weighted Avg.
	Shares	Value Per Share
	(In thousands)
RSUs — Employees	2,239	$2.83
Shares — Board of Directors	71	$3.39
The value of the RSUs is based on the market value of the Company’s common stock on the date of grant. The shares payable in cash are subject to variable accounting and marked to market accordingly. The RSUs payable in cash are recorded as liabilities, where as the RSUs payable in shares are recorded in Shareholders’ Equity. At September 30, 2006, the Company had 2,544,596 RSUs outstanding. The unrecognized expense at September 30, 2006 is approximately $6 million and is expected to be recognized over a weighted average period of 2.2 years.
The value of stock awards is based on the market value of the Company’s common stock on the date of grant and recorded as a component of stockholders’ equity. The shares issued to the board of directors during the third quarter of 2006 were expensed in the quarter.
During the first nine months of 2006, the Company also issued 24,669 shares of phantom stock, representing compensation deferred by one of its directors. These shares of phantom stock vest on the date of grant and are payable upon termination of service as a director.
During the nine months ended September 30, 2006 and 2005, $3.4 million and $3.3 million was charged to compensation expense, respectively.
NOTE 4— INVENTORIES
The major classes of inventories were as follows:

	September 30,	December 31,
(Amounts in Millions)	2006	2005
Finished goods	$151.6	$164.2
Work in progress	26.7	22.7
Raw materials	73.7	67.3
Supplies	49.0	44.3

Total	$301.0	$298.5

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
Business segment information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Amounts in Millions)	2006	2005	2006	2005
NET SALES:
Paperboard Packaging	$591.6	$585.9	$1,753.4	$1,745.2
Containerboard/Other	26.1	19.5	70.2	66.2

Total	$617.7	$605.4	$1,823.6	$1,811.4

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$52.7	$64.7	$114.9	$137.3
Containerboard/Other	(3.4)	(3.9)	(13.2)	(12.0)
Corporate	(5.3)	(16.7)	(21.9)	(45.3)

Total	$44.0	$44.1	$79.8	$80.0

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
The pension expense related to the U.S. plans consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Amounts in Millions)	2006	2005	2006	2005
Service Cost	$4.0	$3.5	$12.0	$10.9
Interest Cost	8.0	7.5	24.2	23.1
Expected Return on Plan Assets	(7.4)	(7.9)	(23.4)	(23.1)
Amortizations:
Prior Service Cost	0.6	0.8	1.6	1.9
Actuarial Loss	1.8	0.8	4.4	2.5

Net Periodic Pension Cost	$7.0	$4.7	$18.8	$15.3

The Company made contributions of $25.6 million and $16.9 million to its U.S. pension plans during the first nine months of 2006 and 2005, respectively. The Company expects to make contributions of approximately $26 million for the full year 2006. During 2005, the Company made $17.7 million of contributions to its U.S. pension plans.
OTHER POSTRETIREMENT BENEFITS
The Company sponsors postretirement health care plans that provide medical and life insurance coverage to certain eligible salaried and hourly retired U.S. employees and their dependents. No postretirement medical benefits are offered to salaried employees who began employment with the Company after December 31, 1993 or employees of the former company, Graphic Packaging International Corporation, hired after June 15, 1999.
The other postretirement benefits expense consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Amounts in Millions)	2006	2005	2006	2005
Service Cost	$0.3	$0.3	$0.9	$0.8
Interest Cost	0.6	0.8	1.8	2.3
Amortizations:
Actuarial Loss	—	0.2	—	0.6

Net Periodic Postretirement Benefits Cost	$0.9	$1.3	$2.7	$3.7

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
The Company made benefit payments of $3.6 million and $2.5 million during the first nine months of 2006 and 2005, respectively. The Company estimates its postretirement benefit payments for the full year 2006 to be approximately $5 million. During 2005, the Company made postretirement benefit payments of $2.6 million.
NOTE 8 — RESTRUCTURING CHARGES
The Company adopted a plan in the first quarter of 2004 to restructure its operations by closing facilities, relocating equipment and severing employees in an effort to better position the Company to operate in the current business environment. The restructuring activities described herein affect only the paperboard packaging segment. The Company did not record any restructuring charges during the nine months ended September 30, 2006 and 2005.
The initial amount of $7.2 million for restructuring recorded at March 31, 2004 was reduced by $0.9 million in the second quarter of 2004 primarily for facility restoration and carrying costs, as a building was sold sooner than anticipated, and by $1.0 million in the fourth quarter of 2005 for a change in estimate for certain severance and other employee related termination costs. Through September 30, 2006, the Company has made payments for severance and other employee termination-related charges in the amount of $3.2 million and for equipment removal and facilities restoration in the amount of $2.1 million, both of which reduced the initial reserve detailed above. The table below reflects the Company’s current activity and ending balance for the restructuring reserve:

		Adjustments
	Balance at	(Statement of		Purchase		Balance at
	December 31,	Operations Impact)		Price	Cash	September 30,
(Amounts in Millions)	2005	Expense	Reversal	Allocation	Payments	2006
Equipment Removal Costs	$—	$—	$—	$—	$—	$—
Facility Restoration and Carrying Costs	0.6	—	—	—	(0.6)	—
Severance of Employees and Other Employee Termination-Related Charges	0.6	—	—	—	(0.6)	—

Total	$1.2	$—	$—	$—	$(1.2)	$—

As of December 31, 2005, the Company had $1.2 million accrued for restructuring, as follows:

		Adjustments
	Balance at	(Statement of		Purchase		Balance at
	January 1,	Operations Impact)		Price	Cash	December 31,
(Amounts in Millions)	2005	Expense	Reversal	Allocation	Payments	2005
Equipment Removal Costs	$0.8	$—	$—	$—	$(0.8)	$—
Facility Restoration and Carrying Costs	0.6	—	—	—	—	0.6
Severance of Employees and Other Employee Termination-Related Charges	3.1	—	(1.0)	—	(1.5)	0.6

Total	$4.5	$—	$(1.0)	$—	$(2.3)	$1.2

NOTE 9 — DEBT
At September 30, 2006 and December 31, 2005, Long Term Debt consisted of the following:

	September 30,	December 31,
(Amounts in Millions)	2006	2005
Senior Notes with interest payable semi-annually at 8.5%, payable in 2011	$425.0	$425.0
Senior Subordinated Notes with interest payable semi-annually at 9.5%, payable in 2013	425.0	425.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (7.52% at September 30, 2006 and 6.60% at December 31, 2005) payable through 2010	1,109.0	1,109.0
Senior Secured Revolving Facility with interest payable at various dates at floating rates (9.25% at September 30, 2006 and 9.25% at December 31, 2005) payable in 2009	5.0	6.0
Other	2.5	3.5

	1,966.5	1,968.5
Less, current portion	6.0	1.2

Total	$1,960.5	$1,967.3

The Senior Notes are rated B- by Standard & Poor’s and B2 by Moody’s Investor Services. The Senior Subordinated Notes are rated B- by Standard & Poor’s and B3 by Moody’s Investor Services. The Company’s indebtedness under the Senior Secured Credit Agreement, as amended, is rated B+ by Standard & Poor’s and Ba2 by Moody’s Investor

Services. As of September 30, 2006, both Standard & Poor’s and Moody’s Investor Services’ ratings on the Company remain on negative outlook.
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
At September 30, 2006, the Company was in compliance with the financial covenants in the Secured Credit Agreement, as amended, and the ratios were as follows:
     Consolidated Debt to Credit Agreement EBITDA Leverage Ratio — 6.05 to 1.00
     Credit Agreement EBITDA to Consolidated Interest Expense Ratio — 2.05 to 1.00
Credit Agreement EBITDA used in the covenant calculations above reflects a change in the calculation made to track the definition in the Company’s Credit Agreement more closely. Previously, the Company had subtracted cash contributions to its pension plans from Credit Agreement EBITDA. Beginning in the third quarter of 2006, the Company will not subtract such contributions, which totaled $22.7 million in such quarter, from its calculation of Credit Agreement EBITDA. This change in the calculation method did not affect the Company’s compliance with its covenants under the Credit Agreement, as the Company would have been in compliance even if the prior calculation method had been used. The Company’s definition of Credit Agreement EBITDA may differ from that of other similarly titled measures at other companies.
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
The calculations of the components of the Company’s financial covenant ratios are listed below:

Twelve Months Ended
(Amounts in Millions)	September 30, 2006
Net Loss	$(104.0)
Income Tax Expense	23.4
Interest Expense, Net	168.3
Depreciation and Amortization	196.7
Equity in Net Earnings of Affiliates	(1.0)
Pension, Postemployment and Postretirement Benefits Expense	31.8
Merger Related Expenses	4.8
Write-Down of Assets	4.4
Dividends from Equity Investments	2.4

Credit Agreement EBITDA (a)	$326.8

Twelve Months Ended
(Amounts in Millions)	September 30, 2006
Interest Expense, Net	$168.3
Amortization of Deferred Debt Issuance Costs	(8.8)
Credit Agreement Interest Expense Adjustments (b)	0.1

Consolidated Interest Expense (c)	$159.6

As of
(Amounts in Millions)	September 30, 2006
Short Term Debt	$16.7
Long Term Debt	1,960.5

Total Debt	$1,977.2

Notes:

(a)	Credit Agreement EBITDA is calculated in accordance with the definitions contained in the Company’s Senior Secured Credit Agreement. Credit Agreement EBITDA is defined as consolidated net income before consolidated interest expense, non-cash expenses and charges, total income tax expense, depreciation expense, expense associated with amortization of intangibles and other assets, non-cash provisions for reserves for discontinued operations, extraordinary, unusual or non-recurring gains or losses or charges or credits, gain or loss associated with sale or write-down of assets not in the ordinary course of business, and any income or loss accounted for by the equity method of accounting.

(b)	Credit agreement interest expense adjustments include the discount from the financing of receivables.

(c)	Consolidated Interest Expense is calculated in accordance with the definitions contained in the Company’s Senior Secured Credit Agreement. Consolidated Interest Expense is defined as consolidated interest expense minus consolidated interest income plus any discount from the financing of receivables.
The Senior Secured Credit Agreement, as amended, requires adjustment to the pricing for the Senior Secured Term Loan Facility by increasing the applicable margin by 0.25% if, and for so long as, the Company’s indebtedness under the Senior Secured Credit Agreement, as amended, is rated less than B+ by Standard & Poor’s Ratings Group (a division of The McGraw Hill Companies, Inc.) or less than B1 by Moody’s Investors Service, Inc.
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
NOTE 10 — BRAZIL IMPAIRMENT
During the third quarter of 2006, the Company recognized an impairment charge of $3.9 million relating to its Sao Paulo, Brazil operations. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. The continued and projected operating losses and negative cash flows led to the testing for impairment of long-lived assets. The fair value of the impaired assets was determined using the expected present value method and third party appraisals. The impairment charge is reflected as a component of Cost of Sales on the Condensed Consolidated Statement of Operations and as a component of Income from Operations in the Company’s Paperboard Packaging Segment.

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
Significant Factors That Impact The Company’s Business
Impact of Inflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, hardwood, chemicals, recycled fibers, purchased paperboard, paper, aluminum foil, ink, plastic films and resins, depreciation expense and labor. The Company continues to be negatively impacted by inflationary pressures, which increased costs $60.4 million compared to the first nine months of 2005 and are primarily related to energy ($32.7 million); chemical based inputs ($11.1 million); freight ($6.4 million); labor and related benefits ($8.7 million); and other ($2.8 million) somewhat offset by $1.3 million of favorable changes for fiber, outside board purchases and corrugated shipping containers. The Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. The Company has hedged approximately 80%, 40% and 5% of its expected natural gas usage for the years 2006, 2007 and 2008, respectively. These percentages could increase further during 2006. The Company believes that inflationary pressures will continue to negatively impact its results for 2006. Since negotiated contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers any inflationary or other cost increases that the Company may incur thereby further exacerbating the inflationary problems.
Substantial Debt Obligations. The Company has $1,977.2 million of outstanding debt obligations as of September 30, 2006. This debt can have significant consequences for the Company, as it requires a significant portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and restricts the Company’s ability to obtain additional financing. Covenants in the Company’s Senior Secured Credit Agreement, as amended, also prohibit or restrict, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees) and payment of dividends, loans or advances and certain other types of transactions. These restrictions could limit the Company’s flexibility to respond to changing market conditions and competitive pressures. The covenants also require compliance with certain financial ratios. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See “Financial Condition, Liquidity and Capital Resources—Liquidity and Capital Resources” and “-Covenant Restrictions” for additional information regarding the Company’s debt obligations.
Commitment to Cost Reduction. In light of increasing margin pressure throughout the paperboard packaging industry, the Company has programs in place that are designed to reduce costs, improve productivity and increase profitability. The Company utilizes a global continuous improvement initiative that uses statistical process control to help design and manage many types of activities, including production and maintenance. This includes a Six Sigma process focused on reducing variable and fixed manufacturing and administrative costs. During the first nine months of 2006, the Company achieved approximately $39 million in cost savings through its continuous improvement programs and manufacturing initiatives.
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
OVERVIEW OF THIRD QUARTER 2006 RESULTS
•	Net Sales in the third quarter of 2006 increased by $12.3 million, or 2.0%, to $617.7 million from $605.4 million in the third quarter of 2005 due primarily to increased volume and pricing for containerboard, improved pricing for North American food and consumer product cartons and favorable foreign currency exchange rates. These increases were partially offset by lower North American beverage carton sales.

•	Income from Operations in the third quarter of 2006 decreased by $0.1 million, or 0.2%, to $44.0 million from $44.1 million in the third quarter of 2005 as the improved pricing and worldwide cost reductions and manufacturing improvements were offset by higher inflation, unfavorable product mix and an impairment charge.

•	Debt decreased by $20.8 million during the third quarter of 2006 as a result of improved working capital.

RESULTS OF OPERATIONS
Segment Information
The Company reports its results in two business segments: paperboard packaging and containerboard/other. Business segment information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Amounts in Millions)	2006	2005	2006	2005
NET SALES:
Paperboard Packaging	$591.6	$585.9	$1,753.4	$1,745.2
Containerboard/Other	26.1	19.5	70.2	66.2

Total	$617.7	$605.4	$1,823.6	$1,811.4

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$52.7	$64.7	$114.9	$137.3
Containerboard/Other	(3.4)	(3.9)	(13.2)	(12.0)
Corporate	(5.3)	(16.7)	(21.9)	(45.3)

Total	$44.0	$44.1	$79.8	$80.0

THIRD QUARTER 2006 COMPARED WITH THIRD QUARTER 2005
Net Sales
The components of the change in Net Sales are as follows:

	Three Months					Three Months
	Ended	Variances				Ended
(Amounts in Millions)	September 30, 2005	Price	Volume/Mix	Exchange	Total	September 30, 2006
Net Sales	$605.4	10.6	(0.7)	2.4	12.3	$617.7
Paperboard Packaging
The Company’s Net Sales from paperboard packaging in the third quarter of 2006 increased by $5.7 million, or 1.0%, to $591.6 million from $585.9 million in the third quarter of 2005 due primarily to improved pricing in the North American food and consumer product carton markets and the positive impact of foreign currency exchange rates partially offset by lower volume in the North American beer markets and lower open market sales in Asia. North American beverage carton sales declined 2% as compared to the third quarter of 2006.
Containerboard/Other
The Company’s Net Sales from containerboard/other in the third quarter of 2006 increased by $6.6 million, or 33.8%, to $26.1 million from $19.5 million in the third quarter of 2005 due primarily to improved pricing and volumes in the containerboard medium markets.
Income from Operations
The components of the change in Income from Operations are as follows:

	Three Months							Three Months
	Ended	Variances						Ended
(Amounts in Millions)	September 30, 2005	Price	Volume/Mix	Inflation	Exchange	Other (a)	Total	September 30, 2006
Income from Operations	$44.1	10.6	(5.4)	(20.5)	0.1	15.1	(0.1)	$44.0

Note:

(a)	Includes the benefits from the Company’s cost reduction initiatives, manufacturing strategies and improvements and the impact of lower depreciation expense, partially offset by the impairment charge recorded in the Paperboard Packaging segment.
Paperboard Packaging
The Company’s Income from Operations from paperboard packaging in the third quarter of 2006 decreased by $12.0 million, or 18.5%, to $52.7 million from $64.7 million in the third quarter of 2005 due primarily to inflationary pressures primarily on energy, chemical-based inputs, freight and labor, and related benefits, unfavorable product mix and a $3.9 million impairment charge related to the Company’s Sao Paulo, Brazil operations. Offsetting these decreases were worldwide cost reductions resulting from the Company’s continuous improvement programs, continued returns from the Company’s manufacturing initiatives, the improved pricing in the North American food and consumer product carton markets and improved manufacturing performance at both the Company’s paper mills and converting operations.
Containerboard/Other
The Company’s Loss from Operations from containerboard/other was $3.4 million in the third quarter of 2006 compared to a loss of $3.9 million in the third quarter of 2005. This improvement in the loss of $0.5 million was primarily due to improved pricing in the containerboard medium markets offset by continued inflationary pressures and product mix.
Corporate
The Company’s Loss from Operations from corporate was $5.3 million in the third quarter of 2006 compared to a loss of $16.7 million in the third quarter of 2005. This $11.4 million improvement was due primarily to lower consulting fees as well as lower expenses associated with Sarbanes-Oxley compliance efforts and lower merger related expenses primarily related to the conversion to SAP system in 2005.
FIRST NINE MONTHS OF 2006 COMPARED WITH FIRST NINE MONTHS OF 2005
Net Sales
The components of the change in Net Sales are as follows:

	Nine Months					Nine Months
	Ended	Variances				Ended
(Amounts in Millions)	September 30, 2005	Price	Volume/Mix	Exchange	Total	September 30, 2006
Net Sales	$1,811.4	22.3	(4.6)	(5.5)	12.2	$1,823.6
Paperboard Packaging
The Company’s Net Sales from paperboard packaging in the first nine months of 2006 increased by $8.2 million, or 0.5%, to $1,753.4 million from $1,745.2 million in the nine months of 2005 due primarily to improved pricing and product mix in the North American food and consumer product carton markets and an increase in international beverage market sales as a result of higher unit volumes. These increases were somewhat offset by the negative impact of foreign currency exchange rates, a decline in beverage carton sales in North America and lower volumes in both the open market rollstock market and the North American food and consumer product carton markets.
Containerboard/Other
The Company’s Net Sales from containerboard/other in the first nine months of 2006 increased by $4.0 million, or 6.0%, to $70.2 million from $66.2 million in the first nine months of 2005 due primarily to improved pricing and volume in the containerboard medium markets partially offset by unfavorable product mix.

Income from Operations
The components of the change in Income from Operations are as follows:

	Nine Months							Nine Months
	Ended	Variances						Ended
(Amounts in Millions)	September 30, 2005	Price	Volume/Mix	Inflation	Exchange	Other (a)	Total	September 30, 2006
Income from Operations	$80.0	22.3	(4.4)	(60.4)	2.8	39.5	(0.2)	$79.8

Note:

(a)	Includes the benefits from the Company’s cost reduction initiatives, manufacturing strategies and the impact of lower depreciation and amortization expense, somewhat offset by higher manufacturing costs and the impairment charge.
Paperboard Packaging
The Company’s Income from Operations from paperboard packaging in the first nine months of 2006 decreased by $22.4 million, or 16.3%, to $114.9 million from $137.3 million in the first nine months of 2005 due primarily to inflationary pressures primarily on energy, chemical-based inputs, freight and labor and related benefits and higher manufacturing costs primarily at the Company’s West Monroe, LA mill’s relating to an unexpected failure in a major turbine generator, an initiative to upgrade the mill’s preventative maintenance program and preparation for the mill’s number one paper machine bi-annual maintenance outage. These decreases were somewhat offset by worldwide cost reductions resulting from the Company’s cost reduction initiatives and the improved pricing in the North American food and consumer product carton markets. Additionally, gains recognized on the settlement of forward contracts impacted the results for the nine months ended September 30, 2006.
Containerboard/Other
The Company’s Loss from Operations from containerboard/other was $13.2 million in the first nine months of 2006 compared to a loss of $12.0 million in the first nine months of 2005. This change of $1.2 million was due primarily to inflationary pressures partially offset by the improved pricing in the containerboard medium markets.
Corporate
The Company’s Loss from Operations from corporate was $21.9 million in the first nine months of 2006 compared to a loss of $45.3 million in the first nine months of 2005. This $23.4 million improvement was due primarily to lower consulting fees as well as lower expenses associated with Sarbanes-Oxley compliance efforts, lower merger related expenses primarily related to the conversion to SAP system in 2005 and gains recognized on the settlement of forward contracts.
INTEREST INCOME, INTEREST EXPENSE, INCOME TAX EXPENSE, AND EQUITY IN NET EARNINGS OF AFFILIATES
Interest Income
Interest Income increased by $0.1 million to $0.5 million in the first nine months of 2006 from $0.4 million in the first nine months of 2005 primarily due to higher interest rates.
Interest Expense
Interest Expense increased by $12.5 million to $128.0 million in the first nine months of 2006 from $115.5 million in the first nine months of 2005, due to higher interest rates on the unhedged portion of the Company’s floating rate debt. The increase was somewhat offset by lower average debt balances during the first nine months of 2006.

Income Tax Expense
During the first nine months of 2006, the Company recognized an Income Tax Expense of $14.6 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $47.7 million. During the first nine months of 2005, the Company recognized an Income Tax Expense of $14.5 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $35.1 million. Income Tax Expense for the first nine months of 2006 and 2005 primarily relates to the noncash expense associated with the amortization of goodwill for tax purposes, benefits related to losses in certain foreign countries and tax withholding in foreign jurisdictions.
Equity in Net Earnings of Affiliates
Equity in Net Earnings of Affiliates was $0.8 million in the first nine months of 2006 and $1.0 million in the first nine months of 2005 and is related to the Company’s equity investment in the joint venture Rengo Riverwood Packaging, Ltd.
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
Cash Flows
Cash and Equivalents decreased by $7.8 million in the first nine months of 2006. Cash provided by operating activities in the first nine months of 2006 totaled $57.9 million, compared to $71.2 million in 2005. This was principally due to higher net loss as well as lower depreciation and amortization somewhat offset by favorable changes in operating assets and liabilities, primarily in accounts payable. Depreciation and amortization during the first nine months of 2006 totaled $146.6 million. Cash used in investing activities in the first nine months of 2006 totaled $63.9 million, compared to $85.9 million in 2005. This change was principally due to lower purchases of property, plant and equipment of $26.9 million (see “-Capital Investment”) compared to the prior year. Cash used in financing activities in the first nine months in 2006 totaled $1.8 million, compared to cash provided by financing activities of $16.6 million in 2005. This change was principally due to lower net borrowings under the Company’s revolving credit facilities.
Liquidity and Capital Resources
The Company’s liquidity needs arise primarily from debt service on its substantial indebtedness and from the funding of its capital expenditures, ongoing operating costs and working capital.
At September 30, 2006 and December 31, 2005, Long Term Debt consisted of the following:

	September 30,	December 31,
(Amounts in Millions)	2006	2005
Senior Notes with interest payable semi-annually at 8.5%, payable in 2011	$425.0	$425.0
Senior Subordinated Notes with interest payable semi-annually at 9.5%, payable in 2013	425.0	425.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (7.52% at September 30, 2006 and 6.60% at December 31, 2005) payable through 2010	1,109.0	1,109.0
Senior Secured Revolving Facility with interest payable at various dates at floating rates (9.25% at September 30, 2006 and 9.25% at December 31, 2005) payable in 2009	5.0	6.0
Other	2.5	3.5

	1,966.5	1,968.5
Less, current portion	6.0	1.2

Total	$1,960.5	$1,967.3

The Senior Notes are rated B- by Standard & Poor’s and B2 by Moody’s Investor Services. The Senior Subordinated Notes are rated B- by Standard & Poor’s and B3 by Moody’s Investor Services. The Company’s indebtedness under the Senior Secured Credit Agreement, as amended, is rated B+ by Standard & Poor’s and Ba2 by Moody’s Investor Services. As of September 30, 2006, both Standard & Poor’s and Moody’s Investor Services’ ratings on the Company remain on negative outlook. During the first nine months of 2006, cash paid for interest was approximately $136 million.
At September 30, 2006, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

	Total Amount of	Total Amount	Total Amount
(Amounts in Millions)	Commitments	Outstanding	Available (a)
Revolving Credit Facility	$325.0	$5.0	$308.1
International Facilities	31.9	11.0	20.9

Total	$356.9	$16.0	$329.0

Note:

(a)	In accordance with its debt agreements, the Company’s availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of $11.9 million as of September 30, 2006. These letters of credit are used as security against its self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2007 unless extended.
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
Effective as of September 30, 2006, the Company had approximately $1.2 billion of net operating loss carryforwards (“NOLs”). These NOLs generally may be used by the Company to offset taxable income earned in subsequent taxable years.
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
At September 30, 2006, the Company was in compliance with the financial covenants in the Secured Credit Agreement, as amended, and the ratios were as follows:
     Consolidated Debt to Credit Agreement EBITDA Leverage Ratio — 6.05 to 1.00
     Credit Agreement EBITDA to Consolidated Interest Expense Ratio — 2.05 to 1.00
Credit Agreement EBITDA as used herein is a financial measure that is used in the Senior Secured Credit Agreement. Credit Agreement EBITDA is not a defined term under accounting principles generally accepted in the United States and should not be considered as an alternative to income from operations or net income as a measure of operating results or cash flows as a measure of liquidity. Credit Agreement EBITDA differs from the term “EBITDA” (earnings before interest expense, income tax expense, and depreciation and amortization) as it is commonly used. In addition to adjusting net income to exclude interest expense, income tax expense, and depreciation and amortization, Credit Agreement EBITDA also adjusts net income by excluding certain other items and expenses, as specified below.
Credit Agreement EBITDA used in the covenant calculations above reflects a change in the calculation made to track the definition in the Company’s Credit Agreement more closely. Previously, the Company had subtracted cash contributions to its pension plans from Credit Agreement EBITDA. Beginning in the third quarter of 2006, the Company will not subtract such contributions, which totaled $22.7 million in such quarter, from its calculation of Credit Agreement EBITDA. This change in the calculation method did not affect the Company’s compliance with its covenants under the Credit Agreement, as the Company would have been in compliance even if the prior calculation method had been used. The Company’s definition of Credit Agreement EBITDA may differ from that of other similarly titled measures at other companies.
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
The calculations of the components of the Company’s financial covenant ratios are listed below:

Twelve Months Ended
(Amounts in Millions)	September 30, 2006
Net Loss	$(104.0)
Income Tax Expense	23.4
Interest Expense, Net	168.3
Depreciation and Amortization	196.7
Equity in Net Earnings of Affiliates	(1.0)
Pension, Postemployment and Postretirement Benefits Expense	31.8
Merger Related Expenses	4.8
Write-Down of Assets	4.4
Dividends from Equity Investments	2.4

Credit Agreement EBITDA (a)	$326.8

Twelve Months Ended
(Amounts in Millions)	September 30, 2006
Interest Expense, Net	$168.3
Amortization of Deferred Debt Issuance Costs	(8.8)
Credit Agreement Interest Expense Adjustments (b)	0.1

Consolidated Interest Expense (c)	$159.6

As of
(Amounts in Millions)	September 30, 2006
Short Term Debt	$16.7
Long Term Debt	1,960.5

Total Debt	$1,977.2

Notes:

(a)	Credit Agreement EBITDA is calculated in accordance with the definitions contained in the Company’s Senior Secured Credit Agreement. Credit Agreement EBITDA is defined as consolidated net income before consolidated interest expense, non-cash expenses and charges, total income tax expense, depreciation expense, expense associated with amortization of intangibles and other assets, non-cash provisions for reserves for discontinued operations, extraordinary, unusual or non-recurring gains or losses or charges or credits, gain or loss associated with sale or write-down of assets not in the ordinary course of business, and any income or loss accounted for by the equity method of accounting.

(b)	Credit agreement interest expense adjustments include the discount from the financing of receivables.

(c)	Consolidated Interest Expense is calculated in accordance with the definitions contained in the Company’s Senior Secured Credit Agreement. Consolidated Interest Expense is defined as consolidated interest expense minus consolidated interest income plus any discount from the financing of receivables.
The Senior Secured Credit Agreement, as amended, requires adjustment to the pricing for the Senior Secured Term Loan Facility by increasing the applicable margin by 0.25% if, and for so long as, the Company’s indebtedness under the Senior Secured Credit Agreement is rated less than B+ by Standard & Poor’s Ratings Group (a division of The McGraw Hill Companies, Inc.) or less than B1 by Moody’s Investors Service, Inc.
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
Capital Investment
The Company’s capital investment in the first nine months of 2006 was $45.0 million, compared to $71.9 million in the first nine months of 2005. This $26.9 million decrease was due primarily to the higher capital investment in 2005 related to the Company’s manufacturing rationalization initiatives and compliance with environmental laws and regulations. During the first nine months of 2006, the Company had capital spending of $33.9 million for improving process capabilities, $10.8 million for manufacturing packaging machinery and $0.3 million for compliance with environmental laws and regulations.
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
Total capital investment for 2006 is expected to be between approximately $60 million and $70 million and is expected to relate principally to improving the Company’s process capabilities (approximately $48 million), manufacturing of packaging machinery (approximately $14 million) and environmental laws and regulations (approximately $3 million).
Depreciation and amortization is expected to be between approximately $195 million and $205 million for the full year 2006.
Interest expense in 2006 is expected to be between approximately $165 million and $175 million, including approximately $9 million of non-cash amortization of deferred debt issuance costs.
For the full year 2006 the Company expects to reduce debt by approximately $55 to $60 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For a discussion of certain market risks related to the Company, see Part II, Item 7A, “Quantitative and Qualitative Disclosure about Market Risk”, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no significant developments with respect to derivatives or exposure to market risk during the first nine months of 2006; for a discussion of the Company’s Financial Instruments, Derivatives and Hedging Activities, see Note 15 in Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and Management’s Discussion and Analysis of Financial Condition and Results of Operations “-Financial Condition, Liquidity and Capital Resources.”
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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
GRAPHIC PACKAGING CORPORATION
(Registrant)

/s/ STEPHEN A. HELLRUNG	Senior Vice President, General
Stephen A. Hellrung	Counsel and Secretary	November 2, 2006

/s/ DANIEL J. BLOUNT	Senior Vice President and Chief Financial
Daniel J. Blount	Officer (Principal Financial Officer)	November 2, 2006

/s/ DEBORAH R. FRANK	Vice President and Controller
Deborah R. Frank	(Principal Accounting Officer)	November 2, 2006