Form 10-K
period 2006-12-31
GRAPHIC PACKAGING CORP
filed 2007-03-02
CIK 886239

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates at June 30, 2006 was $258.2 million.

As of February 26, 2007, there were 200,586,424 shares of the registrant’s Common Stock, $0.01 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2007 are incorporated by reference into Part III of this Annual Report on Form 10-K.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements of Graphic Packaging Corporation’s expectations, including, but not limited to, statements regarding inflationary pressures, cost savings from its continuous improvement programs and manufacturing rationalization, capital spending, and depreciation and amortization in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, inflation of and volatility in raw material and energy costs, the Company’s substantial amount of debt, continuing pressure for lower cost products, the Company’s ability to implement its business strategies, including productivity initiatives and cost reduction plans, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that impact the Company’s ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements. Additional information regarding these and other risks is contained herein under Item 1A., “Risk Factors”.

PART I

ITEM 1.	BUSINESS

Overview

Graphic Packaging Corporation (“GPC” and, together with its subsidiaries, the “Company”) is a leading provider of paperboard packaging solutions for a wide variety of products to multinational food, beverage and other consumer products companies. The Company strives to provide its customers with packaging solutions designed to deliver marketing and performance benefits at a competitive cost by capitalizing on its low-cost paperboard mills and converting plants, its proprietary carton designs and packaging machines, and its commitment to customer service.

The Company focuses on providing a range of paperboard packaging products to major companies with well-recognized brands. Its customers generally have prominent market positions in the beverage, food and household products industries. The Company offers customers its paperboard, cartons and packaging machines, either as an integrated solution or separately. The Company has long-term relationships with major companies, including Kraft Foods, Inc., Anheuser-Busch Companies, Inc., General Mills, Inc., SABMiller plc., Molson Coors Brewing Company, and numerous Coca-Cola and Pepsi bottling companies.

The Company’s packaging products are made from a variety of grades of paperboard. The Company makes most of its packaging products from coated unbleached kraft paperboard (“CUK board”) and coated recycled paperboard (“CRB”) that the Company produces at its mills. The remaining portion is produced from paperboard purchased from external sources.

The Company reports its results in two business segments: paperboard packaging and containerboard/other. The Company operates in four geographic areas: the United States (“U.S.”), Central and South America, Europe and Asia-Pacific. For business segment and geographic area information for each of the last three fiscal years, see Note 13 in the Notes to Consolidated Financial Statements included herein under Item 8., “Financial Statements and Supplementary Data”.

GPC (formerly known as Riverwood Holding, Inc.) was incorporated on December 7, 1995 under the laws of the State of Delaware. On August 8, 2003, the corporation formerly known as Graphic Packaging International Corporation merged with and into Riverwood Acquisition Sub LLC, a wholly-owned subsidiary of Riverwood Holding, Inc. (“Riverwood Holding”), with Riverwood Acquisition Sub LLC as the surviving entity (collectively referred to as the “Merger”). Riverwood Acquisition Sub LLC then merged into Riverwood Holding, which was renamed Graphic Packaging Corporation.

The Company’s website is located at http://www.graphicpkg.com. The Company makes available, free of charge through its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such materials are electronically filed or furnished to the Securities and Exchange Commission (the “SEC”). The Company also makes certain investor presentations and access to analyst conference calls available through its website. The information contained or incorporated into the Company’s website is not a part of this Annual Report on Form 10-K.

Paperboard Packaging

The Company’s paperboard packaging products deliver marketing and performance benefits at a competitive cost. The Company supplies paperboard cartons and carriers designed to protect and contain products while providing:

•	convenience through ease of carrying, storage, delivery and food preparation for consumers;

•	a smooth surface printed with high-resolution, multi-color graphic images that help improve brand awareness and visibility of products on store shelves; and

•	durability, stiffness, wet and dry tear strength; leak, abrasion and heat resistance; barrier protection from moisture, oxygen, oils and greases as well as enhanced microwave heating performance.

The Company produces paperboard at its mills, prints and cuts (“converts”) the paperboard into cartons at its converting plants and designs and manufactures specialized, proprietary packaging machines that package bottles and cans and, to a lesser extent, non-beverage consumer products. The Company installs its packaging machines at customer plants under long-term leases and provides support, service and advanced performance monitoring of the machines. The Company also sells the paperboard it produces to independent converters and, particularly in its international operations, to joint ventures which, in turn, sell converted beverage cartons to end-users for use on the Company’s proprietary packaging machines. The Company also sells limited amounts of CUK board to customers for use on third-party packaging machines.

The Company offers a variety of laminated, coated and printed packaging structures that are produced from its CUK board and CRB, as well as other grades of paperboard that are purchased from third-party suppliers. The Company produces cartons using diverse structural designs and combinations of paperboard, films, foils, metallization, holographics, embossing and other characteristics that are tailored to the needs of individual products. The Company provides a wide range of paperboard packaging solutions for the following end-use markets:

•	beverage, including beer, soft drinks, water and juices;

•	food, including cereal, desserts, frozen, refrigerated and microwavable foods and pet foods;

•	prepared foods, including snacks, quick-serve foods in restaurants and food service products; and

•	household products, including dishwasher and laundry detergent, health care and beauty aids and tissues and papers.

For its beverage customers, the Company supplies beverage cartons in a variety of designs and formats, including 6, 8, 12, 18, 24, 30 and 36 unit multi-packs. Its proprietary high speed beverage packaging machines package cans, bottles and other beverage containers into its beverage cartons. The Company believes the use of such machines creates “pull-through” demand for its cartons, which in turn creates demand for its CUK board. The Company seeks to increase the customers’ use of its integrated packaging solutions in order to improve its revenue opportunities, enhance customer relationships, provide customers with greater packaging line and supply chain efficiencies and overall cash benefits, and expand opportunities for the Company to provide value-added support and service. The Company enters into annual or multi-year carton supply contracts with its beverage packaging customers, which generally require the customer to purchase a fixed portion of its carton requirements from the Company.

The Company’s packaging applications meet the needs of its customers for:

Strength Packaging.  Through its application of materials and package designs, the Company provides sturdiness to meet a variety of packaging needs, including tear and wet strength, puncture resistance, durability and compression strength (providing stacking strength to meet store display packaging requirements). The Company achieves such strength characteristics through combinations of paperboard and film laminates tailored on a product-by-product basis.

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

Convenience Packaging.  These packaging solutions improve package usage and food preparation:

•	beverage multiple packaging — Fridge Vendor® and 6, 8, 12, 18, 24, 30 and 36 unit multi-packs for beer, soft drinks, water and juices;

•	active microwave technologies — Micro-Rite®, Microrite Technology Browns, Crisps, Cooks Evenlytm, Qwik Crisp® trays, Quilt Wavetm and MicroFlex® Q substrates that improve the preparation of foods in the microwave;

•	easy opening and closing features — pour spouts and sealable liners;

•	IntegraPak — the Company’s alternative to traditional “bag-in-box” packaging; and

•	alternative containers — Z-Flute® the Company’s answer to corrugated box strength, with the look, feel and consistency of a paperboard folding carton.

Barrier Packaging.  The Company provides packages that protect against moisture, grease, oil, oxygen, sunlight, insects and other potential product-damaging factors. Its barrier technologies integrate a variety of specialized laminate and extruded film layers, metallized package layers, package sealing, applied coatings and other techniques — all customized to specific barrier requirements.

Converting Operations

The Company converts CUK board and CRB, as well as other grades of paperboard, into cartons at 24 carton converting plants that the Company operates in the U.S., Canada, the United Kingdom, Spain, France and Brazil, as well as through converting plants associated with its joint ventures in Japan and Denmark, contract converters and at licensees in other markets outside the U.S. The converting plants print, cut and glue paperboard into cartons designed to meet customer specifications. These plants utilize roll-fed web-printing presses with in-line cutters and sheet-fed printing presses to print and cut paperboard. Printed and cut cartons are in turn glued and shipped to the Company’s customers.

The Company’s U.S. converting plants are dedicated to converting paperboard produced by the Company, as well as paperboard supplied by outside producers, into cartons. The presses at the Company’s U.S. converting plants have high cutting and printing speeds, thereby reducing the labor hours per ton of cartons produced for the high-volume U.S. market. The Company’s international converting plants convert paperboard produced by the Company, as well as paperboard supplied by outside producers, into cartons. These converting plants outside of the U.S. are designed to meet the smaller volume orders of these markets.

Paperboard Production

CUK Board Production.  The Company is the larger of two worldwide producers of CUK board. CUK board is a specialized high-quality grade of paperboard with excellent wet and dry tear strength characteristics and printability for high resolution graphics that make it particularly suited for a variety of packaging applications. The Company produces CUK board at its West Monroe, Louisiana mill and its Macon, Georgia mill. The Company has three machines at its West Monroe mill and two machines at its Macon mill capable of making paperboard. The Company’s CUK board production at its West Monroe and Macon mills was approximately 696,000 and 544,000 net tons, respectively, in 2006. The Company consumes approximately 72% and 79% of the West Monroe and Macon mills’ output, respectively, in its carton converting operations.

CUK board is manufactured from blends of pine and hardwood fibers and, in some cases, recycled fibers, such as double lined kraft cuttings from corrugated box plants (“DLK”) and clippings from its converting operations. Virgin fiber is obtained in the form of wood chips or pulp wood acquired through open market purchases or the Company’s long-term purchase contract with Plum Creek Timber Company, L.P. See “Energy and Raw Materials.” Wood chips are chemically treated to form softwood and hardwood pulp, which are then blended (together, in some cases, with recycled fibers). In the case of carrierboard (paperboard used in the beverage industry’s multi-pack cartons), chemicals are added to increase moisture resistance. The pulp is then processed through the mill’s paper machines, which consist of a paper-forming section, a press section (where water is removed by pressing the wet paperboard between rolls), a drying section and a coating section. Coating on CUK board, principally a mixture of pigments, binding agents and water, provides a white, smooth finish, and is applied in multiple steps to achieve desired levels of brightness, smoothness and shade on the print side of the paperboard. After the CUK board is coated, it is wound into rolls, which are then shipped to the Company’s converting plants or to outside converters.

CRB Production.  The Company’s CRB is a grade of recycled paperboard that offers superior quality graphics, strength and appearance characteristics when compared to other recycled grades. The Company has two machines at its Kalamazoo, Michigan mill capable of making paperboard. The Company’s CRB production at its Kalamazoo, Michigan mill was approximately 369,000 net tons in 2006. The mill is the largest CRB facility in North America. The mill’s paperboard is specifically designed to maximize throughput on high-speed web-litho presses. The Company consumes approximately 90% of the Kalamazoo mill’s output in its carton converting operations, and the mill is an integral part of its low cost converting strategy.

White Lined Chip Board.  The Company produces white lined chip (“WLC”) board at its mill in Norrköping, Sweden, and produced approximately 175,000 tons of such board during 2006. WLC board, which is similar to CRB, is used for a variety of folding carton applications principally throughout Europe. The Company’s WLC board incorporates recycled fibers to meet the demands of the European marketplace. The Company consumes approximately 9% of the Norrköping mill’s output in its carton converting operations.

Packaging Design and Proprietary Packaging Machinery

The Company has five research and design centers located in Golden, Colorado, Marietta, Georgia, Menasha, Wisconsin, West Monroe, Louisiana and Mississauga, Ontario, Canada. At these centers, the Company designs, tests and manufactures prototype packaging for consumer products packaging applications. The Company designs and tests packaging machinery at its Marietta, Georgia product development center. The Company’s Golden, Colorado product development center contains full size pilot lines. The Company also utilizes a network of computer equipment at its converting facilities to provide automated computer-to-plate graphic services designed to improve efficiencies and reduce errors associated with the pre-press preparation of printing plates.

At the Company’s two microwave laboratories, in Menasha, Wisconsin and Mississauga, Ontario, Canada, the Company designs, tests and reports food performance as part of the full-service, turn-key microwave solutions for its food customers. The Company has broad technical expertise in chemistry, paper science, microwave engineering, mechanical engineering, physics, electrical engineering, and food science. This experience base, along with food technologists and investment in sample line equipment, enables the Company to rapidly design and test prototypes to help its customers develop, test and launch successful microwaveable food products into the market.

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

The Company’s packaging machines are designed to package polyethylene terephthalate (“PET”) bottles, glass bottles, cans and other primary beverage containers, as well as non-beverage consumer products. In order to meet customer requirements, the Company has developed a portfolio of packaging machines consisting of three principal machinery lines, including over eight different models of packaging machines. Its machines package cans and PET or glass bottles in a number of formats including baskets, clips, trays, wraps and fully enclosed cartons. These machines have packaging ranges from 2 to 36 cans per package and have the ability to package cans at speeds of up to 3,000 cans per minute.

The Company manufactures and leases packaging machines to its non-beverage consumer products packaging customers, internationally and in the U.S., but to a lesser extent than its beverage multiple packaging customers. Its non-beverage consumer products packaging machines are designed to package cans or bottles in wraps or fully enclosed cartons. The Company also manufactures ancillary equipment, such as machines for inserting coupons in cartons or for dividing or turning filled packages.

The Company has introduced innovative beverage packaging machines such as its Quikflex family of machines that package Fridge Vendor and Twin-Stack style cartons. The Quikflex TS®, a double-layer multiple packaging design, packages Twin-Stack® cartons providing better portability and a more visible billboard, or advertising space, compared with conventional large-volume multipacks. Double layer packaging allows for cans to be stacked vertically in a double layer in the same paperboard carton. The Company’s other lines of packaging machines include the Marksman®, a family of machines designed to package bottles, cans, juice boxes and dairy products in a variety of wrap configurations and the Autoflex, a machine designed to package bottles in a variety of basket style carton configurations. The Company’s newest packaging machines incorporate an advanced performance monitoring system called RADAR. This system provides continuous monitoring and reporting to the Company in real time over the Internet of the performance of packaging machines installed at customers’ sites and provides technical support on-line and improved operational performance.

Containerboard/Other

In the U.S., the Company manufactures containerboard — linerboard, corrugating medium and kraft paper — for sale in the open market. Corrugating medium is combined with linerboard to make corrugated containers. Kraft paper is used primarily to make grocery bags and sacks. Although the Company’s principal paper machines have the capacity to produce both linerboard and CUK board, the Company has shifted significant mill capacity away from linerboard production on its CUK-capable board machines to more profitable packaging applications and intends to stop producing linerboard. The Company continues to operate two paper machines dedicated to the production of corrugating medium and kraft paper at its West Monroe mill.

In 2006, the Company produced approximately 121,000 tons of corrugating medium, approximately 36,000 tons of kraft paper, approximately 15,000 tons of linerboard and approximately 31,000 tons of various other linerboard products from its West Monroe mill. The primary customers for the Company’s U.S. containerboard production are independent and integrated corrugated converters. The Company sells corrugating medium and linerboard through direct sales offices and agents in the U.S. Outside of the U.S., linerboard is primarily distributed through independent sales representatives.

The Company’s containerboard business operates within a highly fragmented industry. Most products within this industry are viewed as commodities, consequently, selling prices tend to be cyclical as they are affected by economic activity and industry capacity.

Joint Ventures

To market machinery-based packaging systems, the Company is a party to joint ventures with Rengo Company Limited (in Japan) and Graphic Packaging International Schur A/S (in Denmark), in which it holds a 50% and 60% ownership interest, respectively. The joint venture agreements cover CUK board supply, use of proprietary carton designs and marketing and distribution of packaging systems.

Marketing and Distribution

The Company markets its paperboard and paperboard-based products principally to multinational brewers, soft drink bottlers, food companies, and other well-recognized consumer products companies. It also sells paperboard in the open market to independent and integrated paperboard converters.

The Company’s major customers for beverage cartons include Anheuser-Busch Companies, Inc., SABMiller plc, Molson Coors Brewing Company, numerous Coca-Cola and Pepsi bottling companies, Inbev and Asahi Breweries. The Company also sells beverage paperboard in the open market to independent converters, including licensees of its proprietary carton designs, for the manufacture of beverage cartons.

The Company’s non-beverage consumer products packaging customers include Kraft Foods, Inc., General Mills, Inc., Nestle Group, Unilever, PepsiCo, Inc., Kellogg Company, The Schwan Food Company and Perseco. It also sells its paperboard to numerous independent and integrated converters who convert the paperboard into cartons for consumer products. The Company has entered into agreements with a number of major independent and integrated converters who have agreed to purchase a significant portion of their paperboard requirements from the Company and to assist the Company in customer development efforts designed to grow the market for paperboard.

Distribution is primarily accomplished through direct sales offices in the U.S., Australia, Brazil, China, Denmark, Germany, Italy, Japan, Mexico, Spain, Sweden and the United Kingdom and, to a lesser degree, through broker arrangements with third parties. The Company’s selling activities are supported by its technical and developmental staff.

During 2006, the Company did not have any one customer who represented 10% or more of its net sales.

Competition

A relatively small number of large competitors hold a significant portion of the paperboard packaging industry. The Company’s primary competitors include Altivity Packaging, Caraustar Industries, Inc., International Paper Company, MeadWestvaco Corporation, Packaging Corporation of America, R.A. Jones & Company, Inc., and Rock-Tenn Company. There are only two major producers in the U.S. of CUK board, MeadWestvaco Corporation and the Company. The Company faces significant competition in its CUK board business from MeadWestvaco, as well as from other packaging materials manufacturers. Like the Company, MeadWestvaco produces and converts CUK board, designs and places packaging machines with customers and sells CUK board in the open market.

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

Energy and Raw Materials

Pine pulpwood, hardwood, paper and recycled fibers (including DLK and old corrugated containers (“OCC”)) and energy used in the manufacture of paperboard, as well as various chemicals used in the coating of paperboard represent the largest components of the Company’s variable costs of paperboard production. The cost of these materials is subject to market fluctuations caused by factors largely beyond the Company’s control.

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

The Macon mill purchases most of its fiber requirements on the open market, and is a significant consumer of recycled fiber, primarily in the form of clippings from the Company’s domestic converting plants as well as DLK and other recycled fibers. The Company has not experienced any significant difficulties obtaining sufficient DLK or other recycled fibers for its Macon mill operations, which the Company purchases in part from brokers located in the eastern U.S. The Macon mill purchases substantially all of its pine pulpwood and hardwood requirements from private landowners in central and southern Georgia. Because of the adequate supply and large concentration of private landowners in this area, the Company believes that adequate supplies of pine pulpwood and hardwood timber currently are available to meet its fiber needs at the Macon mill.

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

In addition to paperboard that is supplied to its converting operations from its own mills, the Company converts a variety of other paperboard grades such as SBS and uncoated recycled board. The Company purchases such paperboard requirements, including additional CRB, from outside vendors, in some cases through multi-year supply agreements.

Energy, including natural gas, fuel oil and electricity, represents a significant portion of the Company’s manufacturing costs. The Company has entered into contracts designed to manage risks associated with future variability in cash flows and price risk related to future energy cost increases for a portion of its natural gas requirements, primarily at its U.S. mills through December 2008. The Company plans to continue its hedging program for natural gas as discussed in Note 11 in the Notes to Consolidated Financial Statements included herein under Item 8., “Financial Statements and Supplementary Data”.

The Company purchases a variety of other raw materials for the manufacture of its paperboard and cartons, such as inks, aluminum foil, plastic filling, plastic resins, adhesives, process chemicals and coating chemicals such as kaolin and titanium dioxide. While such raw materials are generally readily available from many sources, and the Company is not dependent upon any one source of such raw materials, the Company has developed strategic long-standing relationships with some of its vendors, including the use of multi-year supply agreements, in order to provide a guaranteed source of raw materials that satisfies customer requirements.

The Company continues to be negatively impacted by inflationary pressures, including higher costs for energy, chemical-based inputs and freight. Since negotiated contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to pass through to its customers any inflationary or other cost increases that the Company incurs.

Backlog

Orders from the Company’s principal customers are manufactured and shipped with minimal lead time. The Company did not have a material amount relating to backlog orders at December 31, 2006 or 2005. The Company’s entire backlog at December 31, 2006 is expected to be shipped during fiscal year 2007.

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

Research, Development and Engineering

The Company’s research and development staff works directly with its sales and marketing personnel in meeting with customers and pursuing new business. The Company’s development efforts include, but are not limited to, extending the shelf life of customers’ products, reducing production costs, enhancing the heat-managing characteristics of food packaging and refining packaging appearance through new printing techniques and materials. The Company’s revolutionary Fridge Vendor carton, a horizontal beverage 12-pack that delivers cold beverages while conserving refrigerator space, is but one example of the Company’s successful projects involving both carton and machine design to introduce a new consumer-friendly package. This patented package has proven popular with consumers because it is convenient and with the Company’s customers because it enables them to sell more product. Another award-winning package solution is the Company’s Micro-Rite even heating trays that are used for frozen entrees or side dishes that benefit from directing heat towards frozen food centers and deflecting heat from vulnerable food edges to emulate in the microwave the even baking delivered by the conventional oven. Qwik Crisp, MicroFlex Q and Quilt Wave complete the microwave product line. This new product line delivers conventional oven quality at microwave preparation speed and convenience to meet the needs of today’s consumers. For a more information on research and development expenses see Note 2 in the Notes to Consolidated Financial Statements included herein under Item 8., “Financial Statements and Supplementary Data”.

Patents and Trademarks

As of December 31, 2006, the Company had a large patent portfolio, presently owning, controlling or holding rights to more than 1,450 U.S. and foreign patents, with more than 590 U.S. and foreign patent applications currently pending. The Company’s patent portfolio consists primarily of patents relating to packaging machinery, manufacturing methods, structural carton designs and microwave and barrier protection packaging. These patents and processes are significant to the Company’s operations and are supported by trademarks such as Z-Flute, Fridge Vendor, IntegraPak, Micro-Rite and Quilt Wave. The Company takes significant steps to protect its intellectual property and proprietary rights. The Company does not believe that the expiration of any of its patents at the end of their normal lives will have a material adverse effect on its financial condition or results of operations, and the Company’s operations are not dependent upon any single patent or trademark.

Employees and Labor Relations

As of December 31, 2006, the Company had approximately 7,700 employees worldwide (excluding employees of joint ventures), of which approximately 51% were represented by labor unions and covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

Certain employees in the U.S. are covered by collective bargaining agreements at 11 different sites with 14 union contracts. The Company has contracts with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union (“USW”), the Association of Western Pulp and Paper Workers (“AWPPW”) and the International Brotherhood of Teamsters (“IBT”).

Name of
Type of Facility and Location	Union	Expiration of Agreement

Paperboard Mills:
Kalamazoo, MI	USW	January 26, 2008
Macon, GA (1)	USW	December 31, 2010
West Monroe, LA	USW	February 28, 2009
Converting Plants:
Charlotte, NC	USW	August 12, 2009
Cincinnati, OH	USW	January 31, 2010
Gordonsville, TN	USW	October 15, 2007(2)
Kalamazoo, MI	IBT	July 31, 2010
Kalamazoo, MI	USW	January 26, 2008
Menasha, WI	IBT	June 30, 2009
Menasha, WI	USW	October 31, 2008
Portland, OR	AWPPW	June 30, 2007(3)
Wausau, WI	IBT	June 30, 2009
Wausau, WI	USW	October 31, 2008
West Monroe, LA	USW	August 31, 2009

Notes:

(1)	The International Association of Machinists and Aerospace Workers and the International Brotherhood of Electrical Workers represent certain maintenance employees at the Macon, GA mill who are covered by the same agreement that the Company has with USW.

(2)	The Company and Union expect to begin negotiations for a new agreement in the summer of 2007.

(3)	The Company and Union expect to begin negotiations for a new agreement in the spring of 2007.

The Company’s international employees are represented by unions in Brazil, France, Spain, Sweden and the United Kingdom.

Environmental Matters

The Company is subject to federal, state and local environmental regulations and employs a team of professionals in order to maintain compliance at each of its facilities. For additional information on the financial effects of such regulation and compliance, see Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Matters.”

ITEM 1A.	RISK FACTORS

The following risks could affect (and in some cases have affected) the Company’s actual results and could cause such results to differ materially from estimates or expectations reflected in the forward-looking statements:

The Company’s substantial indebtedness may adversely affect its financial health, its ability to obtain financing in the future, and its ability to react to changes in its business.

As of December 31, 2006, the Company had an aggregate principal amount of approximately $1.9 billion of outstanding debt. Because of the Company’s substantial debt, the Company’s ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be restricted in the future. The Company is also exposed to the risk of increased interest costs because approximately $1.1 billion of its debt is at variable rates of interest. As such, a significant portion of the Company’s cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available for other purposes. In 2007, the Company estimates it will pay between $160 million and $170 million in interest on its outstanding debt obligations.

Additionally, the Company’s Senior Secured Credit Agreement contains covenants that prohibit or restrict, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees) and payment of dividends, loans or advances and certain other types of transactions. The covenants also require compliance with certain financial ratios. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance.

The substantial debt and the restrictions under the Senior Secured Credit Agreement could limit the Company’s flexibility to respond to changing market conditions and competitive pressures as well as its ability to withstand competitive pressures. The material outstanding debt obligations and the Senior Secured Credit Agreement restrictions may also leave the Company more vulnerable to a downturn in general economic conditions or its business or be unable to carry out capital expenditures that are necessary or important to its growth strategy and productivity improvement programs.

Significant increases in prices for raw materials, energy, transportation and other necessary supplies and services could adversely affect the Company’s financial results.

Increases in the cost and availability of raw materials, including petroleum-based materials, the cost of energy, transportation and other necessary services could have an adverse effect on the Company’s financial results. The Company is also limited in its ability to pass along such cost increases to customers due to contractual provisions and competitive reasons.

There is no guarantee that the Company’s efforts to reduce costs will be successful.

The Company utilizes a global continuous improvement initiative that uses statistical process control to help design and manage many types of activities, including production and maintenance. The Company’s ability to implement successfully its business strategies and to realize anticipated savings is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. These strategies include the infrastructure and reliability improvements at the Company’s West Monroe mill. If the Company cannot successfully implement the strategic cost reductions or other cost savings plans it may not be able to compete successfully against other manufacturers. In addition, any failure to generate the anticipated efficiencies and savings could adversely affect the Company’s financial results.

Work stoppages and other labor relations matters may make it substantially more difficult or expensive for the Company to manufacture and distribute its products, which could result in decreased sales or increased costs, either of which would negatively impact the Company’s financial condition and results of operations.

Approximately 51% of the Company’s workforce is represented by labor unions, whose goals and objectives may differ significantly from the Company’s. The Company may not be able to successfully negotiate new union contracts covering the employees at its various sites without work stoppages or labor difficulties. These events may also occur as a result of other factors. A prolonged disruption at any of the Company’s facilities due to work stoppages or labor difficulties could have a material adverse effect on its net sales, margins and cash flows. In addition, if new union contracts contain significant increases in wages or other benefits, the Company’s margins would be adversely impacted.

The Company may not be able to adequately protect its intellectual property and proprietary rights, which could harm its future success and competitive position.

The Company’s future success and competitive position depend in part upon its ability to obtain and maintain protection for certain proprietary carton and packaging machine technologies used in its value added products, particularly those incorporating the Fridge Vendor, IntegraPak, MicroFlex Q, Micro-Rite, Quilt Wave, Qwik Crisp and Z-Flute technologies. Failure to protect the Company’s existing intellectual property rights may result in the loss of valuable technologies or may require it to license other companies’ intellectual property rights. It is possible that any of the patents owned by the Company may be invalidated, circumvented, challenged or licensed to others or any of its pending or future patent applications may not be issued within the scope of the claims sought by the Company, if at all. Further, others may develop technologies that are similar or superior to the Company’s technologies, duplicate its technologies or design around its patents, and steps taken by the Company to protect its technologies may not prevent misappropriation of such technologies.

The Company is subject to environmental, health and safety laws and regulations, and costs to comply with such laws and regulations, or any liability or obligation imposed under such laws or regulations, could negatively impact its financial condition and results of operations.

The Company is subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including those governing discharges to air, soil and water, the management, treatment and disposal of hazardous substances, the investigation and remediation of contamination resulting from releases of hazardous substances, and the health and safety of employees. Environmental liabilities and obligations may result in significant costs, which could negatively impact the Company’s financial condition and results of operations.

The Company’s operations outside the U.S. are subject to the risks of doing business in foreign countries.

The Company has a mill and several converting plants in 6 foreign countries and sells its products worldwide. For 2006, before intercompany eliminations, net sales from operations outside of the U.S. represented approximately 21% of the Company’s net sales. The Company’s revenues from export sales fluctuate with changes in foreign currency exchange rates. At December 31, 2006, approximately 8% of its total assets were denominated in currencies other than the U.S. dollar. The Company has significant operations in countries that use the Swedish krona, the British pound sterling, the Australian dollar, the Japanese yen or the euro as their functional currencies. The Company cannot predict major currency fluctuations. The Company pursues a currency hedging program in order to limit the impact of foreign currency exchange fluctuations on financial results.

The Company is also subject to the following significant risks associated with operating in foreign countries:

•	compliance with and enforcement of environmental, health and safety and labor laws and other regulations of the foreign countries in which the Company operates;

•	export compliance;

•	imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries; and

•	imposition or increase of investment and other restrictions by foreign governments.

If any of the above events were to occur, the Company’s financial position, results of operations or cash flows could be adversely impacted, possibly materially.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Headquarters

The Company leases its principal executive offices in Marietta, GA.

Manufacturing Facilities

A listing of the principal properties owned or leased and operated by the Company is set forth below. The Company’s buildings are adequate and suitable for the business of the Company. The Company also leases certain smaller facilities, warehouses and office space throughout the U.S. and in foreign countries from time to time.

Type of Facility and Location	Related Segment(s) or Use of Facility

Paperboard Mills:
Kalamazoo, MI	Paperboard Packaging
Macon, GA	Paperboard Packaging; Containerboard/Other
Norrköping, Sweden	Paperboard Packaging
West Monroe, LA	Paperboard Packaging; Containerboard/Other

Converting Plants:
Bristol, Avon, United Kingdom	Paperboard Packaging
Centralia, IL	Paperboard Packaging
Charlotte, NC	Paperboard Packaging
Cincinnati, OH	Paperboard Packaging
Fort Smith, AR	Paperboard Packaging
Golden, CO	Paperboard Packaging
Gordonsville, TN(a)	Paperboard Packaging
Igualada, Barcelona, Spain	Paperboard Packaging
Jundiai, Sao Paulo, Brazil	Paperboard Packaging
Kalamazoo, MI	Paperboard Packaging
Kendallville, IN	Paperboard Packaging
Lawrenceburg, TN	Paperboard Packaging
Le Pont de Claix, France	Paperboard Packaging
Lumberton, NC	Paperboard Packaging
Masnieres, France	Paperboard Packaging
Menasha, WI	Paperboard Packaging
Mississauga, Ontario, Canada	Paperboard Packaging
Mitchell, SD	Paperboard Packaging
Perry, GA(b)	Paperboard Packaging
Portland, OR	Paperboard Packaging
Richmond, VA	Paperboard Packaging
Tuscaloosa, AL	Paperboard Packaging
Wausau, WI	Paperboard Packaging
West Monroe, LA	Paperboard Packaging

Other:
Crosby, MN	Packaging machinery engineering design and manufacturing
Golden, CO	Research and development/office
Igualada, Barcelona, Spain	Packaging machinery engineering design and manufacturing
Marietta, GA	Research and development and packaging machinery engineering design
Menasha, WI	Research and development
Mississauga, Ontario, Canada	Research and development
West Monroe, LA	Research and development

Notes:

(a)	Two facilities, one leased.

(b)	The facility is leased from the Middle Georgia Regional Development Authority in consideration of the issuance of industrial development bonds by such entity.

ITEM 3.	LEGAL PROCEEDINGS

The Company is a party to a number of lawsuits arising in the ordinary conduct of its business. Although the timing and outcome of these lawsuits cannot be predicted with certainty, the Company does not believe that disposition of these lawsuits will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

See also Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Matters.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2006, there were no matters submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G (3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the definitive proxy statement that will be filed within 120 days after December 31, 2006.

Jeffrey H. Coors, 62, was named Vice Chairman of the Company in August 2006. Mr. Coors continues to serve as a member of the Board of Directors of GPC and served as Executive Chairman since the closing of the Merger in August 2003 until August 2006. Mr. Coors was Chairman of the former Graphic Packaging International Corporation from 2000 until the closing of the Merger, and was its Chief Executive Officer and President from its formation in 1992 until the closing of the Merger in August 2003. Mr. Coors served as Executive Vice President of the Adolph Coors Company from 1991 to 1992 and as its President from 1985 to 1989, as well as at Coors Technology Companies as its President from 1989 to 1992.

Stephen M. Humphrey, 62, was named Vice Chairman of the Company in January 2007. Prior to that time he had served as a Director, President and Chief Executive Officer of the Company from March 1997 until December 2006. From 1994 through 1996, Mr. Humphrey was Chairman, President and Chief Executive Officer of National Gypsum Company, a manufacturer and supplier of building products and services. From 1981 until 1994, Mr. Humphrey was employed by Rockwell International Corporation, a manufacturer of electronic industrial, automotive products, telecommunications systems and defense electronics products and systems, where he held a number of key executive positions.

David W. Scheible, 50, was appointed as a Director, President and Chief Executive Officer of the Company in January 2007. Prior to that time he had served as the Chief Operating Officer since October 2004. Mr. Scheible served as the Company’s Executive Vice President of Commercial Operations from the closing of the Merger in August 2003 until October 2004. Mr. Scheible served as Chief Operating Officer of Graphic Packaging International Corporation from June 1999 until the closing of the Merger. He also served as President of Graphic Packaging International Corporation’s Flexible Division from January to June 1999. Previously, Mr. Scheible was affiliated with the Avery Denison Corporation, working most recently as its Vice President and General Manager of the Specialty Tape Division from 1995 through January 1999 and Vice President and General Manager of the Automotive Division from 1993 to 1995.

Daniel J. Blount, 51, has been the Company’s Senior Vice President and Chief Financial Officer since September 2005. From October 2003 until September 2005, he was the Senior Vice President, Integration. From the closing of the Merger in August 2003 until October 2003, he was the Senior Vice President, Integration, Chief Financial Officer and Treasurer. From June 2003 until August 2003, he was Senior Vice President, Chief Financial Officer and Treasurer. From September 1999 until June 2003, Mr. Blount was Senior Vice President and Chief Financial Officer. Mr. Blount was named Vice President and Chief Financial Officer of Riverwood Holding in September 1998. Prior to joining the Company, Mr. Blount spent 13 years at Montgomery Kone, Inc., an elevator, escalator and moving ramp product manufacturer, installer and service provider, serving last as Senior Vice President, Finance.

Michael P. Doss, 40, has been the Senior Vice President, Consumer Products Packaging of the Company since September 2006. From the closing of the Merger in August 2003 through September 2006, Mr. Doss served as the Company’s Vice President of Operations, Universal Packaging Division. Since joining Graphic Packaging International Corporation in 1990, he has held positions of increasing management responsibility, including Plant Manager at the Gordonsville, TN and Wausau, WI facilities. Mr. Doss was Director of Web Systems for the Universal Packaging Division before his promotion to Vice President of Operations.

Stephen A. Hellrung, 59, has been the Company’s Senior Vice President, General Counsel and Secretary since October 2003. He was Senior Vice President, General Counsel and Secretary of Lowe’s Companies, Inc., a home improvement specialty retailer, from April 1999 until June 2003. Prior to joining Lowe’s Companies, Mr. Hellrung held similar positions with The Pillsbury Company and Bausch & Lomb, Incorporated.

Wayne E. Juby, 59, has been the Company’s Senior Vice President, Human Resources since April 2001. Mr. Juby joined the Company in November 2000 and was Director, Corporate Training, until April 2001. Prior to joining the Company, Mr. Juby was Vice President, Human Resources, of National Gypsum Company, from 1994 until 1996.

Robert M. Simko, 47, has been the Company’s Senior Vice President, Paperboard since December 2005. From October 2002 until December 2005, Mr. Simko served as Vice President, Supply Chain Operations. Mr. Simko joined the Company in February 1999 as the Vice President and Resident Manager, Georgia Paperboard Operations after serving as the Director of Operations for Sealright Co., Inc. for approximately three years and holding several key manufacturing positions with the Films Division at Mobil Chemical Co.

Michael R. Schmal, 53, has been the Company’s Senior Vice President, Beverage since the closing of the Merger in August 2003 and was the Vice President and General Manager, Brewery Group of the Company from October 1996 until August 2003. Prior to that time, Mr. Schmal held various positions at the Company since 1981.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

GPC’s common stock (together with the associated stock purchase rights) is traded on the New York Stock Exchange under the symbol “GPK.” The historical range of the high and low sales price per share for each quarter of 2006 and 2005 are as follows:

	2006		2005

	High	Low	High	Low

First Quarter	$3.00	$1.94	$7.42	$4.26
Second Quarter	4.09	2.09	4.63	2.98
Third Quarter	4.09	3.20	3.97	2.72
Fourth Quarter	4.57	3.45	3.04	2.09

No cash dividends have been paid during the last three years to the Company’s common stockholders. The Company’s intent is not to pay dividends at this time. Additionally, the Company’s credit facilities and the indentures governing its debt securities place substantial limitations on the Company’s ability to pay cash dividends on its common stock (see “Covenant Restrictions” in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 in the Notes to Consolidated Financial Statements included herein under Item 8., “Financial Statements and Supplementary Data”).

On February 26, 2007, there were approximately 2,015 stockholders of record and approximately 4,500 beneficial holders of GPC’s common stock.

Total Return to Stockholders

The following graph compares the total returns (assuming reinvestment of dividends) of the Company’s common stock, the Standard & Poor’s 500 Stock Index and the Dow Jones U.S. Container & Packaging Index. The graph assumes $100 invested on August 11, 2003 (the first day of public trading in the Company’s common stock) in the Company’s common stock and each of the indices. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	08/11/03	12/31/03	12/31/04	12/31/05	12/31/06

Graphic Packaging Corporation	$100.00	$99.02	$175.61	$55.61	$105.61
S&P 500 Index	100.00	114.21	126.63	132.85	153.83
DJ U.S. Container & Packaging Index	100.00	118.85	140.22	137.50	151.67

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company and in the Notes to Consolidated Financial Statements included herein under Item 8., “Financial Statements and Supplementary Data”.

	Year Ended December 31,
In millions, except per share amounts	2006	2005	2004	2003	2002

Statement of Operations Data:
Net Sales	$2,413.0	$2,384.0	$2,386.5	$1,683.3	$1,247.3
Income from Operations	90.3	86.9	115.6	106.1	140.6
Net Loss (a)	(100.5)	(91.1)	(60.9)	(95.7)	(49.0)
Loss Per Share:
Basic	(0.50)	(0.46)	(0.31)	(0.65)	(0.43)
Diluted	(0.50)	(0.46)	(0.31)	(0.65)	(0.43)
Weighted average number of shares outstanding:
Basic	201.1	200.0	198.9	148.3	115.1
Diluted	201.1	200.0	198.9	148.3	115.1
Balance Sheet Data:
(as of period end)
Cash and Equivalents	$7.3	$12.7	$7.3	$17.5	$13.8
Total Assets	3,233.6	3,356.0	3,465.3	3,612.0	2,251.2
Total Debt	1,922.7	1,978.3	2,025.2	2,154.6	1,528.4
Total Shareholders’ Equity	181.7	268.7	386.9	438.4	87.8
Additional Data:
Depreciation & Amortization	$196.0	$205.3	$228.9	$160.4	$133.8
Capital Spending (b)	94.5	110.8	149.1	136.6	56.0
Research, Development and Engineering Expense	11.4	9.9	9.6	7.4	5.2

Notes:

(a)	For the years ended December 31, 2003 and 2002, the Company recorded a Loss on Early Extinguishment of Debt of $45.3 million and $11.5 million, respectively, net of applicable tax.

(b)	Includes capitalized interest and amounts invested in packaging machinery.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of Business

Overview of 2006 Results

Results of Operations

Financial Condition, Liquidity and Capital Resources

Critical Accounting Policies

New Accounting Standards

Business Outlook

OVERVIEW OF BUSINESS

The Company’s objective is to strengthen its position as a leading provider of paperboard packaging solutions. To achieve this objective, the Company offers customers its paperboard, cartons and packaging machines, either as an integrated solution or separately. The Company is also implementing strategies (i) to expand market share in its current markets and to identify and penetrate new markets; (ii) to capitalize on the Company’s customer relationships, business competencies, and mills and converting assets; (iii) to develop and market innovative products and applications; (iv) and to continue to reduce costs by focusing on operational improvements. The Company’s ability to fully implement its strategies and achieve its objective may be influenced by a variety of factors, many of which are beyond its control, such as inflation of raw material and other costs, which the Company cannot always pass through to its customers, and the effect of overcapacity in the worldwide paperboard packaging industry.

Significant Factors That Impact The Company’s Business

Impact of Inflation.  The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, hardwood, chemicals, recycled fibers, purchased paperboard, paper, aluminum foil, ink, plastic films and resins, depreciation expense and labor. The Company continues to be negatively impacted by inflationary pressures which increased year over year costs by $71.4 million, $96.3 million and $50.0 million in 2006, 2005, and 2004, respectively. The 2006 costs are primarily related to chemical-based inputs ($10.5 million); fiber, outside board purchases and corrugated shipping containers ($4.6 million); energy ($37.9 million); labor and related benefits ($11.3 million); freight ($4.4 million); and other ($2.7 million). The Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. The Company has hedged approximately 50% and 5% of its expected natural gas usage for the years 2007 and 2008, respectively. The Company believes that inflationary pressures, including higher costs for fiber, wood and chemical-based inputs will continue to negatively impact its results for 2007. Since negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers any inflationary or other cost increases that the Company may incur, thereby further exacerbating the inflationary problems.

Substantial Debt Obligations.  The Company has $1,922.7 million of outstanding debt obligations as of December 31, 2006. This debt can have significant consequences for the Company, as it requires a significant portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and restricts the Company’s ability to obtain additional financing. Covenants in the Company’s Senior Secured Credit Agreement also prohibit or restrict, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees) and payment of dividends, loans or advances and certain other types of transactions. These restrictions could limit the Company’s flexibility to respond to changing market conditions and competitive pressures. The covenants also require compliance with certain financial ratios. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See “Financial Condition, Liquidity and Capital Resources — Liquidity and Capital Resources” and “— Covenant Restrictions” for additional information regarding the Company’s debt obligations.

Commitment to Cost Reduction.  In light of increasing margin pressure throughout the paperboard packaging industry, the Company has programs in place that are designed to reduce costs, improve productivity and increase profitability. The Company utilizes a global continuous improvement initiative that uses statistical process control to help design and manage many types of activities, including production and maintenance. This includes a Six Sigma process focused on reducing variable and fixed manufacturing and administrative costs. During 2006, the Company achieved $47.0 million in cost savings through its continuous improvement programs and manufacturing initiatives.

Competition and Market Factors.  As some products can be packaged in different types of materials, the Company’s sales are affected by competition from other manufacturers’ coated unbleached kraft paperboard, or CUK board, and other substrates — solid bleached sulfate, or SBS, recycled clay coated news, or CCN, and, internationally, white lined chipboard, or WLC. Substitute products also include shrink film and corrugated containers. In addition, the Company’s sales historically are driven by consumer buying habits in the markets its customers serve. New product introductions and promotional activity by the Company’s customers and the Company’s introduction of new packaging products also impacted its sales. The Company’s containerboard business is subject to conditions in the cyclical worldwide commodity paperboard markets, which have a significant impact on containerboard sales. In addition, the Company’s net sales, income from operations and cash flows from operations are subject to moderate seasonality, with demand usually increasing in the spring and summer due to the seasonality of the worldwide beverage multiple packaging markets.

The Company works to maintain market share through efficiency, product innovation and strategic sourcing to its customers; however, pricing and other competitive pressures may occasionally result in the loss of a customer relationship.

OVERVIEW OF 2006 RESULTS

•	Net Sales in 2006 increased by $29.0 million, or 1.2%, to $2,413.0 million from $2,384.0 million in 2005 due primarily to improved pricing for North American food and consumer product cartons, containerboard and open market roll stock, product mix in the North American beverage carton market and an increase in international beverage market sales as a result of higher unit volumes. These increases were offset by lower volumes in both the open market roll stock and North American food and consumer product carton markets.

•	Income from Operations in 2006 increased by $3.4 million, or 3.9%, to $90.3 million from $86.9 million in 2005 due to the improved pricing, worldwide cost reductions and manufacturing improvements, as well as lower Corporate expenses. These increases were partially offset by higher inflation and manufacturing costs, specifically at the Company’s West Monroe mill.

•	Cost savings of approximately $47 million helped offset inflation of approximately $71 million.

•	Debt decreased by $55.6 million during 2006.

RESULTS OF OPERATIONS

Segment Information

The Company reports its results in two business segments: paperboard packaging and containerboard/other. Business segment information is as follows:

	Year Ended December 31,
In millions	2006	2005	2004

NET SALES:
Paperboard Packaging	$2,318.4	$2,297.8	$2,291.2
Containerboard/Other	94.6	86.2	95.3

Total	$2,413.0	$2,384.0	$2,386.5

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$143.4	$161.7	$211.3
Containerboard/Other	(17.9)	(16.1)	(21.6)
Corporate	(35.2)	(58.7)	(74.1)

Total	$90.3	$86.9	$115.6

2006 COMPARED WITH 2005

Net Sales

The components of the change in Net Sales are as follows:

	Year Ended					Year Ended
	December 31,	Variances				December 31,
In millions	2005	Price	Volume/Mix	Exchange	Total	2006

Net Sales	$2,384.0	34.4	(5.0)	(0.4)	29.0	$2,413.0

Paperboard Packaging

The Company’s Net Sales from paperboard packaging in 2006 increased by $20.6 million, or 0.9%, to $2,318.4 million from $2,297.8 million in 2005 due primarily to improved pricing and product mix in the North American food and consumer product carton markets. Also contributing to the increase was favorable product mix in the North American beverage market. These increases were partially offset by unfavorable mix in Europe and lower volumes in the North American food and consumer product carton markets. Additionally, improved pricing in open market roll stock and Asia were completely offset by lower volumes.

Containerboard/Other

The Company’s Net Sales from containerboard/other in 2006 increased by $8.4 million, or 9.7%, to $94.6 million from $86.2 million in 2005 due primarily to improved pricing in the containerboard medium and liner markets as well as increased volumes of liner and rollstock. These increases were partially offset by unfavorable product mix for liner and medium.

Income (Loss) from Operations

The components of the change in Income (Loss) from Operations are as follows:

	Year Ended							Year Ended
	December 31,	Variances						December 31,
In millions	2005	Price	Volume/Mix	Inflation	Exchange	Other(a)	Total	2006

Income (Loss) from Operations	$86.9	34.4	(5.2)	(71.4)	5.2	40.4	3.4	$90.3

Note:

(a)	Includes the benefits from the Company’s cost reduction initiatives.

Paperboard Packaging

The Company’s Income from Operations from paperboard packaging in 2006 decreased by $18.3 million, or 11.3%, to $143.4 million from $161.7 million in 2005 due primarily to inflationary pressures primarily on energy, chemical-based inputs, freight, labor and related benefits and higher manufacturing costs, primarily at the Company’s West Monroe, LA mill. These costs include an initiative to upgrade the mill’s preventive maintenance program, the conversion of the mill’s primary boiler to allow for the burning of bark which will in turn lower energy costs, the mill’s bi-annual maintenance cold outage and an unexpected failure in a major turbine generator earlier in the year. The cold outage was expanded to include an overhaul of the clarifier, a key piece of the mill’s effluent system. These decreases were partially offset by worldwide cost reductions resulting from the Company’s cost reduction initiatives, the improved pricing in the North American food and consumer product carton markets and improved manufacturing performance at the Company’s other mills and converting operations.

Containerboard/Other

The Company’s Loss from Operations from containerboard/other was $17.9 million in 2006 compared to a loss of $16.1 million in 2005. This change of $1.8 million was due primarily to inflationary pressures partially offset by the improved pricing in the containerboard medium markets.

Corporate

The Company’s Loss from Operations from corporate was $35.2 million in 2006 compared to a loss of $58.7 million in 2005. This $23.5 million improvement was due primarily to lower merger related expenses, primarily related to the conversion to the SAP system in 2005, lower consulting fees and expenses related to Sarbanes-Oxley compliance efforts and gains on foreign currency transactions. Offsetting these improvements was the 2005 benefit recorded of $4.5 million relating to the settlement of a lawsuit.

INTEREST INCOME, INTEREST EXPENSE, INCOME TAX EXPENSE, AND EQUITY IN NET EARNINGS OF AFFILIATES

Interest Income

Interest Income was $0.6 million in both 2006 and 2005.

Interest Expense

Interest Expense increased by $15.7 million to $172.2 million in 2006 from $156.5 million in 2005, due to higher interest rates on the unhedged portion of the Company’s floating rate debt.

Income Tax Expense

During 2006, the Company recognized Income Tax Expense of $20.2 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $81.3 million. During 2005, the Company recognized Income Tax Expense of $23.3 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $69.0 million. Income Tax Expense for 2006 and 2005 primarily relates to the noncash expense associated with the amortization of goodwill for tax purposes, benefits related to losses in certain foreign countries and tax withholding in foreign jurisdictions.

Equity in Net Earnings of Affiliates

Equity in Net Earnings of Affiliates was $1.0 million in 2006 and $1.2 million in 2005 and is related to the Company’s equity investment in the joint venture Rengo Riverwood Packaging, Ltd. (“Rengo”).

2005 COMPARED WITH 2004

Net Sales

The components of the change in Net Sales are as follows:

	Year Ended					Year Ended
	December 31,	Variances				December 31,
In millions	2004	Price	Volume/Mix	Exchange	Total	2005

Net Sales	$2,386.5	10.7	(15.5)	2.3	(2.5)	$2,384.0

Paperboard Packaging

The Company’s Net Sales from paperboard packaging in 2005 increased by $6.6 million, or 0.3%, to $2,297.8 million from $2,291.2 million in 2004 due primarily to a 5.9% increase in North American food and consumer product carton sales as a result of higher unit volumes and increased pricing. These increases were somewhat offset by lower volumes in North American open market rollstock sales and lower volumes in the international food and consumer product markets as well as lower pricing in North American beverage carton markets as a result of increased market competitiveness.

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

Income (Loss) from Operations

The components of the change in Income (Loss) from Operations are as follows:

	Year Ended							Year Ended
	December 31,	Variances						December 31,
In millions	2004	Price	Volume/Mix	Inflation	Exchange	Other(a)	Total	2005

Income (Loss) from Operations	$115.6	10.7	2.4	(96.3)	(2.8)	57.3	(28.7)	$86.9

Note:

(a)	Includes the benefits from the Company’s cost reduction initiatives.

Paperboard Packaging

The Company’s Income from Operations from paperboard packaging in 2005 decreased by $49.6 million, or 23.5%, to $161.7 million from $211.3 million in 2004 due primarily to inflationary pressures primarily on chemical-based inputs, fiber, outside board purchases and corrugated shipping containers, energy, labor and related benefits and freight; and the lower pricing in North American beverage carton markets as a result of increased market competitiveness. These decreases were somewhat offset by worldwide cost reductions resulting from the Company’s cost reduction initiatives, improved volume and pricing in the North American food and consumer product carton markets and lower depreciation expense.

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

INTEREST INCOME, INTEREST EXPENSE, INCOME TAX EXPENSE AND EQUITY IN NET EARNINGS OF AFFILIATES

Interest Income

Interest Income was $0.6 million in 2005 and 2004.

Interest Expense

Interest Expense increased by $6.9 million to $156.5 million in 2005 from $149.6 million in 2004, due to higher interest rates on the unhedged portion of the Company’s floating rate debt. The increase was somewhat offset by lower average debt balances in 2005 and a 25 basis point reduction in interest charged during 2005 on the Term Loan Facility as a result of the first amendment to the Company’s Senior Secured Credit Agreement (as defined herein).

Income Tax Expense

During 2005, the Company recognized Income Tax Expense of $23.3 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $69.0 million. During 2004, the Company recognized Income Tax Expense of $28.9 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $33.4 million. Income Tax Expense for 2005 and 2004 was primarily due to the noncash expense associated with the amortization of goodwill for tax purposes, valuation allowance adjustments and tax withholding in foreign jurisdictions.

Equity in Net Earnings of Affiliates

Equity in Net Earnings of Affiliates was $1.2 million in 2005 and $1.4 million in 2004 and related to the Company’s equity investment in Rengo.

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

Cash Flows

Cash and Equivalents decreased by $5.4 million in 2006. Cash provided by operating activities in 2006 totaled $136.6 million, compared to $169.1 million in 2005. This reduction was principally due to higher net loss, lower depreciation and amortization and a reduction of operating assets and liabilities. Depreciation and amortization during 2006 totaled $196.0 million. Cash used in investing activities in 2006 totaled $85.7 million, compared to $114.2 million in 2005. This year over year change was principally due to lower purchases of property, plant and equipment of $16.3 million (see “Capital Investment”) and proceeds received for the sales of assets. Cash used in financing activities in 2006 totaled $56.6 million, compared to $49.1 million in 2005. This change was principally due to higher debt repayments in 2006.

Liquidity and Capital Resources

The Company’s liquidity needs arise primarily from debt service on its substantial indebtedness and from the funding of its capital expenditures, ongoing operating costs and working capital.

Long-Term Debt consisted of the following:

	At December 31,
In millions	2006	2005

Senior Notes with interest payable semi-annually at 8.5%, payable in 2011	$425.0	$425.0
Senior Subordinated Notes with interest payable semi-annually at 9.5%, payable in 2013	425.0	425.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (7.47% at December 31, 2006 and 6.60% at December 31, 2005) payable through 2010	1,055.0	1,109.0
Senior Secured Revolving Facility with interest payable at various dates at floating rates (10.25% at December 31, 2006 and 9.25% at December 31, 2005) payable in 2009	3.6	6.0
Other	2.4	3.5

	1,911.0	1,968.5
Less, current portion	0.3	1.2

Total	$1,910.7	$1,967.3

At December 31, 2006, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

	Total	Total	Total
In millions	Commitments	Outstanding	Available(a)

Revolving Credit Facility	$325.0	$3.6	$307.0
International Facilities	18.0	8.5	9.5

Total	$343.0	$12.1	$316.5

Note:

(a)	In accordance with its debt agreements, the Company’s availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of $14.4 million as of December 31, 2006. These letters of credit are used as security against its self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2007 unless extended.

Principal and interest payments under the Term Loan Facility and the Revolving Credit Facility, together with principal and interest payments on the Senior Notes and the Senior Subordinated Notes, represent significant liquidity requirements for the Company. Based upon current levels of operations, anticipated cost-savings and expectations as to future growth, the Company believes that cash generated from operations, together with amounts available under its Revolving Credit Facility and other available financing sources, will be adequate to permit the Company to meet its debt service obligations, necessary capital expenditure program requirements, ongoing operating costs and working capital needs, although no assurance can be given in this regard. The Company’s future financial and operating performance, ability to service or refinance its debt and ability to comply with the covenants and restrictions contained in its debt agreements (see “Covenant Restrictions”) will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company’s control and will be substantially dependent on the selling prices and demand for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business and profitability strategies.

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

The Company uses interest rate swaps to manage interest rate risks caused by interest rate changes on its variable rate Term Loan Facility. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense related to the debt. At December 31, 2006, the Company had interest rate swap agreements with a notional amount of $550 million, which expire on various dates from 2007 to 2008 under which the Company will pay fixed rates of 3.27% to 5.46% and receive three-month LIBOR rates.

Effective as of December 31, 2006, the Company had approximately $1.3 billion of net operating loss carryforwards (“NOLs”) for U.S. federal income tax purposes. These NOLs generally may be used by the Company to offset taxable income earned in subsequent taxable years.

Covenant Restrictions

In October 2005, the Company, entered into the Second Amendment (the “Second Amendment”) to the Senior Secured Credit Agreement. As a result, the Company incurred fees and transaction costs of approximately $4 million. The Second Amendment relaxed the maximum Consolidated Debt to Credit Agreement EBITDA Leverage Ratio covenant and the minimum Credit Agreement EBITDA to Consolidated Interest Expense Ratio covenant beginning with the covenant requirements for September 30, 2005.

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

The financial covenants contained in the Senior Secured Credit Agreement, as amended, among other things, specify the following requirements for each of the following test periods:

	Maximum Consolidated Debt to	Minimum Credit Agreement
	Credit Agreement EBITDA	EBITDA to Consolidated
Four Fiscal Quarters Ending	Leverage Ratio (a)	Interest Expense Ratio (a)

2006
December 31, 2006	6.75 to 1.00	1.75 to 1.00

2007
March 31, 2007	6.50 to 1.00	1.75 to 1.00
June 30, 2007	6.50 to 1.00	1.75 to 1.00
September 30, 2007	6.50 to 1.00	1.75 to 1.00
December 31, 2007	6.00 to 1.00	1.85 to 1.00

2008
March 31, 2008	6.00 to 1.00	1.85 to 1.00
June 30, 2008	6.00 to 1.00	1.85 to 1.00
September 30, 2008	6.00 to 1.00	1.85 to 1.00
December 31, 2008	5.50 to 1.00	2.00 to 1.00

2009
March 31, 2009 and thereafter	4.50 to 1.00	2.90 to 1.00

Note:

(a)	Credit Agreement EBITDA is calculated in accordance with the definitions contained in the Company’s Senior Secured Credit Agreement, as amended. Credit Agreement EBITDA is defined as consolidated net income before consolidated interest expense, non-cash expenses and charges, total income tax expense, depreciation expense, expense associated with amortization of intangibles and other assets, non-cash provisions for reserves for discontinued operations, extraordinary, unusual or non-recurring gains or losses or charges or credits, gain or loss associated with sale or write-down of assets not in the ordinary course of business, and any income or loss accounted for by the equity method of accounting.

At December 31, 2006, the Company was in compliance with the financial covenants in the Secured Credit Agreement, as amended, and the ratios were as follows:

Consolidated Debt to Credit Agreement EBITDA Leverage Ratio — 5.91 to 1.00
Credit Agreement EBITDA to Consolidated Interest Expense Ratio — 2.00 to 1.00

Credit Agreement EBITDA used in the covenant calculations above reflects a change in the calculation made to track the definition in the Company’s Credit Agreement more closely. Previously, the Company had subtracted cash contributions to its pension plans from Credit Agreement EBITDA. Beginning in the third quarter of 2006, the Company did not subtract such contributions from its calculation of Credit Agreement EBITDA. This change in the calculation method did not affect the Company’s compliance with its covenants under the Credit Agreement, as the Company would have been in compliance even if the prior calculation method had been used. The Company’s definition of Credit Agreement EBITDA may differ from that of other similarly titled measures at other companies.

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

The calculations of the components of the Company’s financial covenant ratios are listed below:

Year Ended
In millions	December 31, 2006

Net Loss	$(100.5)
Income Tax Expense	20.2
Interest Expense, Net	171.6
Depreciation and Amortization	196.0
Dividends Received, Net of Earnings of Equity Affiliates	1.3
Pension, Postemployment and Postretirement Benefits Expense, Net of Contributions	32.2
Merger Related Expenses	0.7
Write-Down of Assets	3.9

Credit Agreement EBITDA	$325.4

Year Ended
In millions	December 31, 2006

Interest Expense, Net	$171.6
Amortization of Deferred Debt Issuance Costs	(8.8)
Credit Agreement Interest Expense Adjustments(a)	0.1

Consolidated Interest Expense(b)	$162.9

As of
In millions	December 31, 2006

Short-Term Debt	$12.0
Long-Term Debt	1,910.7

Total Debt	$1,922.7

Notes:

(a)	Credit agreement interest expense adjustments include the discount from the financing of receivables.

(b)	Consolidated Interest Expense is calculated in accordance with the definitions contained in the Company’s Senior Secured Credit Agreement. Consolidated Interest Expense is defined as consolidated interest expense minus consolidated interest income plus any discount from the financing of receivables.

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

The Senior Notes are rated B− by Standard & Poor’s and B2 by Moody’s Investor Services. The Senior Subordinated Notes are rated B− by Standard & Poor’s and B3 by Moody’s Investor Services. The Company’s indebtedness under the Senior Secured Credit Agreement, as amended, is rated B+ by Standard & Poor’s and Ba2 by Moody’s Investor Services. As of December 31, 2006, both Standard & Poor’s and Moody’s Investor Services’ ratings on the Company remain on negative outlook. During 2006, cash paid for interest was approximately $162 million.

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

Capital Investment

The Company’s capital investment in 2006 was $94.5 million, compared to $110.8 million in 2005. This $16.3 million decrease was due primarily to the higher capital investment in 2005 related to the Company’s manufacturing rationalization initiatives and compliance with environmental laws and regulations. During 2006, the Company had capital spending of $54.9 million for improving process capabilities, $23.6 million for capital spares, $15.6 million for manufacturing packaging machinery and $0.4 million for compliance with environmental laws and regulations.

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

During the first quarter of 2006, the Company self-reported certain violations of its Title V permit under the federal Clean Air Act for its West Monroe, Louisiana mill to the Louisiana Department of Environmental Quality (the “LADEQ”). The violations relate to the collection, treatment and reporting of hazardous air pollutants. The Company recorded $0.6 million of expense in the first quarter of 2006 for compliance costs to correct the technical issues causing the Title V permit violations. The Company received a consolidated Compliance Order and notice of potential penalty dated July 5, 2006 from the LADEQ indicating that the Company may be required to pay civil penalties for violations that occurred from 2001 through 2005. Although the Company believes that it is reasonably possible that the LADEQ will assess some penalty, at this time the amount of such penalty is not estimable.

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

Contractual Obligations and Commitments

A summary of our contractual obligations and commitments as of December 31, 2006 is as follows:

	Payment Due by Year
In millions	2007	2008	2009	2010	2011	After 2011	Total

Long-Term Debt	$0.3	$12.3	$14.5	$1,033.1	$425.0	$425.8	$1,911.0
Operating Leases	11.8	10.3	8.9	6.0	4.1	9.6	50.7
Other Commitments(a)	164.9	155.7	145.2	131.9	65.1	62.1	724.9
Purchase Obligations(b)	51.8	47.7	50.4	49.3	49.3	334.6	583.1
Pension and Postretirement Funding	32.7	2.7	3.0	3.2	3.5	18.3	63.4

Total Contractual Obligations(c)	$261.5	$228.7	$222.0	$1,223.5	$547.0	$850.4	$3,333.1

Notes:

(a)	Other commitments primarily include scheduled interest payments on the Company’s long-term debt.

(b)	Purchase obligations primarily consist of commitments related to pine pulpwood, hardwood, wood chips, wood processing and handling, chemical-based inputs, natural gas and electricity.

(c)	Some of the figures included in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the obligations the Company will actually pay in the future periods may vary from those reflected in the table.

International Operations

For 2006, before intercompany eliminations, net sales from operations outside of the U.S. represented approximately 21% of the Company’s net sales. The Company’s revenues from export sales fluctuate with changes in foreign currency exchange rates. At December 31, 2006, approximately 8% of its total assets were denominated in currencies other than the U.S. dollar. The Company has significant operations in countries that use the Swedish krona, the British pound sterling, the Australian dollar, the Japanese yen or the euro as their functional currencies. The effect of a generally weaker U.S. dollar against these currencies produced a net currency translation adjustment gain of $14.7 million, which was recorded as an adjustment to Shareholders’ Equity for the year ended December 31, 2006. The magnitude and direction of this adjustment in the future depends on the relationship of the U.S. dollar to other currencies. The Company cannot predict major currency fluctuations. The Company pursues a currency hedging program in order to limit the impact of foreign currency exchange fluctuations on financial results. See “Financial Instruments” below.

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

The Company pursues a currency hedging program which utilizes derivatives to limit the impact of foreign currency exchange fluctuations on its consolidated financial results. Under this program, the Company has entered into forward exchange contracts in the normal course of business to hedge certain foreign currency denominated transactions. Realized and unrealized gains and losses on these forward contracts are included in the measurement of the basis of the related foreign currency transaction when recorded. The Company also pursues a hedging program which utilizes derivatives designed to manage risks associated with future variability in cash flows and price risk related to future energy cost increases. Under this program the

Company has entered into natural gas swap contracts to hedge a portion of its natural gas requirements through December 2008. Realized gains and losses on these contracts are included in the financial results concurrently with the recognition of the commodity purchased. The Company uses interest rate swaps to manage interest rate risks on future income caused by interest rate changes on its variable rate Term Loan Facility. These instruments involve, to varying degrees, elements of market and credit risk in excess of the amounts recognized in the Consolidated Balance Sheets. The Company does not hold or issue financial instruments for trading purposes. See Item 7A., “Quantitative and Qualitative Disclosure About Market Risk.”

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

U.S. pension expense for defined benefits pension plans was $26.0 million in 2006 compared with $22.0 million in 2005. Pension expense is calculated based upon a number of actuarial assumptions applied to each of the defined benefit plans. The expected long-term rate of return on pension fund assets used to calculate pension expense was 8.25% in both 2006 and 2005. The expected long-term rate of return on pension assets was determined based on several factors, including input from our pension investment consultants and projected long-term returns of broad equity and bond indices. The Company also considered the plan’s historical 10-year compounded annual return of 8.73%, which has been in excess of these broad equity and bond benchmark indices. The Company will continue to evaluate its long-term rate of return assumptions at least annually and will adjust them as necessary.

The Company determined pension expense using both the fair value of assets and a calculated value that averages gains and losses over a period of years. Investment gains or losses represent the difference between the expected and actual return on assets. As of December 31, 2006, the net actuarial loss was $65.0 million. These net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, or (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations, or (iii) other actuarial gains, including whether such accumulated actuarial losses at each measurement date exceed the “corridor” determined under Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions.”

The discount rate used to determine the present value of future pension obligations at December 31, 2006 was based on a yield curve constructed from a portfolio of high quality corporate debt securities with maturities ranging from 1 year to 30 years. Each year’s expected future benefit payments were discounted to their present value at the appropriate yield curve rate thereby generating the overall discount rate for U.S. pension obligations. The discount rate for U.S. plans increased from 5.75% in 2005 to a plan specific rate ranging from 5.95% to 6.05% in 2006. For non-U.S. plans, the discount rate is determined using long-term local corporate bonds.

U.S. pension expense is estimated to be approximately $18 million in 2007. The estimate is based on an expected long-term rate of return of 8.25%, a discount rate ranging from 5.95% to 6.05% and other assumptions. Pension expense beyond 2007 will depend on future investment performance, the Company’s contribution to the plans, changes in discount rates and other factors related to covered employees in the plans.

If the discount rate assumptions for these plans were reduced by 0.25 percent, pension expense would increase by approximately $1 million and the December 31, 2006 pension funding obligation would increase by about $19 million.

The fair value of assets in the U.S. plans was $441.9 million at December 31, 2006 and $391.8 million at December 31, 2005. Lower discount rates have caused the projected benefit obligations to exceed the fair value of plan assets by $152.7 million and $183.2 million as of December 31, 2006 and 2005, respectively. Primarily due to the lower discount rates, the accumulated benefit obligation (“ABO”) exceeded plan assets by $134.0 million at the end of 2006. At the end of 2005, the ABO exceeded the fair value of plan assets by $159.2 million.

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

• Recovery of Long-Lived Assets

The Company reviews long-lived assets (including property, plant and equipment and intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of such long-lived assets may not be fully recoverable by undiscounted cash flows. Measurement of the impairment loss, if any, is based on the fair value of the asset, which is generally determined by the discounting of future estimated cash flows, or in the case of real estate, determining market value. The Company evaluates the recovery of its long-lived assets by analyzing operating results and considering significant events or changes in the business environment that may have triggered impairment. See Note 15 in the Notes to Consolidated Financial Statements included herein under Item 8., “Financial Statements and Supplementary Data”.

• Deferred Income Taxes and Potential Assessments

As of December 31, 2006, the Company, in accordance with Accounting Principles Board (“APB”) Opinion 23, “Accounting for Income Taxes, Special Areas” has determined that $67.2 million of undistributed foreign earnings are not intended to be reinvested indefinitely by its non-U.S. subsidiaries. Deferred income tax was recorded as a reduction to the Company’s net operating losses on these undistributed earnings as well as the financial statement carrying value in excess of tax basis in the amount of $30.2 million. As of December 31, 2005, the Company had determined that $71.5 million of undistributed foreign earnings were not intended to be reinvested indefinitely. Deferred income tax was recorded as a reduction to the Company’s net operating losses on these undistributed earnings as well as the financial statement carrying value in excess of tax basis in the amount of $35.8 million. Prior to 2004, the Company’s intent was to permanently reinvest its foreign earnings and it was not practical to determine the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings. The Company periodically determines whether the non-U.S. subsidiaries will invest their undistributed earnings indefinitely and reassesses this determination as appropriate.

The Company records current liabilities for potential assessments. The accruals relate to uncertain tax positions in a variety of taxing jurisdictions and are based on what management believes will be the ultimate resolution of these positions. These liabilities may be affected by changing interpretations of laws, rulings by tax authorities, or the expiration of the statute of limitations.

NEW ACCOUNTING STANDARDS

For a discussion of recent accounting pronouncements impacting the Company, see Note 2 in the Notes to Consolidated Financial Statements included herein under Item 8., “Financial Statements and Supplementary Data”.

BUSINESS OUTLOOK

The Company expects inflationary pressures for production inputs, including higher costs for fiber, wood and chemical-based inputs, to continue to impact results in 2007. These increases should be somewhat offset by lower energy costs. Additionally, the Company expects that its first quarter 2007 results of operations will continue to be negatively impacted by the infrastructure and reliability improvements at its West Monroe mill.

To help offset inflation in 2007, the Company expects to realize approximately $50 million in year over year operating cost savings from its continuous improvement programs and manufacturing rationalization. In addition, contractual price escalators and price increases announced in 2006 for coated board and cartons should favorably impact 2007.

Total capital investment for 2007 is expected to be between approximately $100 million and $120 million and is expected to relate principally to improving the Company’s process capabilities (approximately $66 million), the production of packaging machinery (approximately $15 million), capital spares (approximately $15 million) and environmental laws and regulations (approximately $14 million).

The Company also expects the following in 2007:

•	Depreciation and amortization between $185 million and $195 million.

•	Interest expense of $170 million to $180 million, including $9 million of non-cash interest expense associated with amortization of debt issuance costs.

•	Debt reduction of $60 million to $70 million.

•	Pension plan contributions of $25 million to $30 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not trade or use derivative instruments with the objective of earning financial gains on interest or currency rates, nor does it use leveraged instruments or instruments where there are no underlying exposures identified.

Interest Rates

The Company is exposed to changes in interest rates, primarily as a result of its short-term and long-term debt, which bear both fixed and floating interest rates. The Company uses interest rate swap agreements effectively to fix the LIBOR rate on $550.0 million of variable rate borrowings. The table below sets forth interest rate sensitivity information related to the Company’s debt.

Long-Term Debt Principal Amount by Maturity-Average Interest Rate

	Expected Maturity Date
								Fair
In millions	2007	2008	2009	2010	2011	Thereafter	Total	Value

Total Debt
Fixed Rate	0.2	1.2	—	—	425.0	425.8	852.2	895.6
Average Interest Rate	6.13%	6.25%	N/A	N/A	8.5%	9.5%
Variable Rate	0.1	11.1	14.5	1,033.1	—	—	1,058.8	1,064.9
Average Interest Rate, spread range is 2.50% — 3.00%	LIBOR+ spread	LIBOR+ spread	LIBOR+ spread	LIBOR+ spread	LIBOR+ spread	LIBOR+ spread

Total Interest Rate Swaps-Notional Amount by Expiration-Average Swap Rate

	Expected Maturity Date
						Fair
In millions	2007	2008	2009	Thereafter	Total	Value

Interest rate Swaps (Pay Fixed/Receive Variable)
Notional	110.0	330.0	110.0	—	550.0	1.6
Average Pay Rate	3.270%	4.842%	5.027%	—
	3-Month	3-Month	3-Month
Average Receive Rate	LIBOR	LIBOR	LIBOR	—

Foreign Exchange Rates

The Company enters into forward exchange contracts to effectively hedge substantially all accounts receivable resulting from transactions denominated in foreign currencies. The purpose of these forward exchange contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from the collection of these accounts receivable will be adversely affected by changes in exchange rates. At December 31, 2006, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those forward currency exchange contracts outstanding at December 31, 2006, when aggregated and measured in U.S. dollars at December 31, 2006 exchange rates, had net notional amounts totaling $6.6 million. The Company continuously monitors these forward exchange contracts and adjusts accordingly to minimize the exposure.

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

Foreign Exchange Rates Sensitivity-Contractual Amount by Expected
Maturity-Average Contractual Exchange Rate

	December 31, 2006
	Contract	Fair
In millions	Amount	Value

FORWARD EXCHANGE AGREEMENTS:
Receive $US/Pay Yen	$31.9	$1.5
Weighted average contractual exchange rate	111.27
Receive $US/Pay Euro	$43.3	$(1.0)
Weighted average contractual exchange rate	1.29
Receive $US/Pay GBP	$13.8	$(0.6)
Weighted average contractual exchange rate	1.88
Receive SEK/Pay Euro	$36.2	$0.7
Weighted average contractual exchange rate	9.20
Receive SEK/Pay GBP	$15.0	$0.2
Weighted average contractual exchange rate	13.44

Natural Gas Contracts

The Company entered into natural gas swap contracts to hedge prices for a portion of its natural gas requirements through December 2008 with a weighted average contractual rate of $8.57 per MMBTU. The carrying amount and fair value of the natural gas swap contracts was a liability of $7.8 million as of December 31, 2006, which was recorded as $7.6 million in Other Accrued Liabilities and $0.2 million in Other Noncurrent Liabilities in the Consolidated Balance Sheet. Such contracts are designated as cash flow hedges and are accounted for by deferring the quarterly change in fair value of the outstanding contracts in Shareholders’ Equity. On the date a contract matures, the resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity purchased. The ineffective portion of the swap contracts change in fair value, if any, would be recognized immediately in earnings. During 2006 and 2005, there were minimal amounts of ineffective portions related to changes in fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GRAPHIC PACKAGING CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
In millions, except share amounts	2006	2005

ASSETS

Current Assets:
Cash and Equivalents	$7.3	$12.7
Receivables, Net	230.9	216.3
Inventories	301.3	302.8
Deferred Tax Assets	11.7	13.1
Other Current Assets	13.1	13.0

Total Current Assets	564.3	557.9

Property, Plant and Equipment, Net	1,488.7	1,576.0
Goodwill	642.3	642.6
Intangible Assets, Net	148.5	157.3
Deferred Tax Assets	345.0	350.8
Other Assets	44.8	71.4

Total Assets	$3,233.6	$3,356.0

LIABILITIES

Current Liabilities:
Short-Term Debt	$12.0	$11.0
Accounts Payable	214.4	209.6
Compensation and Employee Benefits	63.1	58.4
Interest Payable	48.2	42.6
Other Accrued Liabilities	82.6	73.0

Total Current Liabilities	420.3	394.6

Long-Term Debt	1,910.7	1,967.3
Deferred Tax Liabilities	475.2	461.5
Accrued Pension and Postretirement Benefits	206.7	214.6
Other Noncurrent Liabilities	39.0	49.3

Total Liabilities	3,051.9	3,087.3

SHAREHOLDERS’ EQUITY

Preferred Stock, par value $.01 per share; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share; Common Stock, 500,000,000 shares authorized; 200,584,591 and 198,663,007 shares issued and outstanding at December 31, 2006 and 2005, respectively	2.0	2.0
Capital in Excess of Par Value	1,186.8	1,169.6
Unearned Compensation on Restricted Stock	—	(0.1)
Accumulated Deficit	(901.1)	(800.6)
Accumulated Other Comprehensive Loss	(106.0)	(102.2)

Total Shareholders’ Equity	181.7	268.7

Total Liabilities and Shareholders’ Equity	$3,233.6	$3,356.0

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
In millions, except per share amounts	2006	2005	2004

Net Sales	$2,413.0	$2,384.0	$2,386.5
Cost of Sales	2,109.8	2,071.3	2,026.7
Selling, General and Administrative	201.2	206.1	202.3
Research, Development and Engineering	11.4	9.9	9.6
Other Expense, Net	0.3	9.8	32.3

Income from Operations	90.3	86.9	115.6

Interest Income	0.6	0.6	0.6
Interest Expense	(172.2)	(156.5)	(149.6)

Loss before Income Taxes and Equity in Net Earnings of Affiliates	(81.3)	(69.0)	(33.4)

Income Tax Expense	(20.2)	(23.3)	(28.9)

Loss before Equity in Net Earnings of Affiliates	(101.5)	(92.3)	(62.3)

Equity in Net Earnings of Affiliates	1.0	1.2	1.4

Net Loss	$(100.5)	$(91.1)	$(60.9)

Loss Per Share — Basic	$(0.50)	$(0.46)	$(0.31)
Loss Per Share — Diluted	$(0.50)	$(0.46)	$(0.31)
Weighted Average Number of Shares Outstanding — Basic	201.1	200.0	198.9
Weighted Average Number of Shares Outstanding — Diluted	201.1	200.0	198.9

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

In millions	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(100.5)	$(91.1)	$(60.9)
Noncash Items Included in Net Loss:
Depreciation and Amortization	196.0	205.3	228.9
Deferred Income Taxes	19.5	24.5	23.6
Pension, Postemployment and Postretirement Benefits Expense, Net of Contributions	3.6	9.5	24.8
Amortization of Deferred Debt Issuance Costs	8.8	8.3	8.7
Asset Retirements (Gain) Loss	(3.2)	3.7	10.8
Impairment Charge	3.9	—	—
Other, Net	5.9	3.3	(3.4)
Changes in Operating Assets & Liabilities (See Note 4)	2.6	5.6	33.1

Net Cash Provided by Operating Activities	136.6	169.1	265.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(94.5)	(110.8)	(149.1)
Proceeds from Sales of Assets, Net of Selling Costs	5.5	1.1	11.8
Other, Net	3.3	(4.5)	(6.0)

Net Cash Used in Investing Activities	(85.7)	(114.2)	(143.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under Revolving Credit Facilities	674.8	531.8	516.7
Payments on Revolving Credit Facilities	(676.5)	(527.2)	(541.0)
Increase in Debt Issuance Costs	—	(4.2)	(0.9)
Payment on Debt	(54.2)	(50.0)	(108.2)
Other, Net	(0.7)	0.5	0.4

Net Cash Used in Financing Activities	(56.6)	(49.1)	(133.0)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	0.3	(0.4)	0.5

Net (Decrease) Increase in Cash and Equivalents	(5.4)	5.4	(10.2)
Cash and Equivalents at Beginning of Period	12.7	7.3	17.5

CASH AND EQUIVALENTS AT END OF PERIOD	$7.3	$12.7	$7.3

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
			Capital in			Other
	Common Stock		Excess of	Unearned	Accumulated	Comprehensive	Comprehensive
In millions, except share amounts	Shares	Amount	Par Value	Compensation	Deficit	Income (Loss)	Income (Loss)

Balances at December 31, 2003	198,378,110	$2.0	$1,168.5	$—	$(648.6)	$(83.5)

Net Loss	—	—	—	—	(60.9)	—	$(60.9)
Other Comprehensive Income (Loss):
Accumulated Derivative Instruments Gain	—	—	—	—	—	3.7	3.7
Minimum Pension Liability Adjustment	—	—	—	—	—	(5.0)	(5.0)
Currency Translation Adjustment	—	—	—	—	—	10.4	10.4

Total Comprehensive Income (Loss)	—	—	—	—	—	—	$(51.8)
Issuance of Common Stock	149,828	—	0.4	—	—	—
Net Issuance of Restricted Stock, less Amortization	58,170	—	0.3	(0.4)	—	—

Balances at December 31, 2004	198,586,108	2.0	1,169.2	(0.4)	(709.5)	(74.4)

Net Loss	—	—	—	—	(91.1)	—	$(91.1)
Other Comprehensive Income (Loss):
Accumulated Derivative Instruments Gain	—	—	—	—	—	14.2	14.2
Minimum Pension Liability Adjustment	—	—	—	—	—	(24.8)	(24.8)
Currency Translation Adjustment	—	—	—	—	—	(17.2)	(17.2)

Total Comprehensive Income (Loss)	—	—	—	—	—	—	$(118.9)
Issuance of Common Stock	21,189	—	0.2	—	—	—
Net Issuance of Restricted Stock, less Amortization	55,710	—	0.2	0.3	—	—

Balances at December 31, 2005	198,663,007	2.0	1,169.6	(0.1)	(800.6)	(102.2)

Net Loss	—	—	—	—	(100.5)	—	$(100.5)
Other Comprehensive Income (Loss):
Accumulated Derivative Instruments Loss	—	—	—	—	—	(10.6)	(10.6)
Minimum Pension Liability Adjustment	—	—	—	—	—	23.3	23.3
Currency Translation Adjustment	—	—	—	—	—	14.7	14.7

Total Comprehensive Income (Loss)	—	—	—	—	—	—	$(73.1)
Adjustment to Initially Apply SFAS No. 158	—	—	—	—	—	(31.2)
Issuance of Common Stock	2,226,584	—	7.7	—	—	—
Stock-based Compensation	(305,000)	—	9.5	0.1	—	—

Balances at December 31, 2006	200,584,591	$2.0	$1,186.8	$—	$(901.1)	$(106.0)

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

GPC (formerly known as Riverwood Holding, Inc.) was incorporated on December 7, 1995 under the laws of the State of Delaware. On August 8, 2003, the corporation formerly known as Graphic Packaging International Corporation merged with and into Riverwood Acquisition Sub LLC, a wholly-owned subsidiary of Riverwood Holding, Inc. (“Riverwood Holding”), with Riverwood Acquisition Sub LLC as the surviving entity (collectively referred to as the “Merger”). Riverwood Acquisition Sub LLC then merged into Riverwood Holding, which was renamed Graphic Packaging Corporation.

GPC conducts no significant business and has no independent assets or operations other than its ownership of Graphic Packaging International, Inc. GPC fully and unconditionally guarantees substantially all of the debt of Graphic Packaging International, Inc. Effective July 31, 2006, GPI Holding, Inc., formerly a wholly-owned subsidiary of GPC and the holder of 100% of the stock of Graphic Packaging International, Inc., was merged into GPC.

NOTE 2 — ACCOUNTING POLICIES

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

The Company holds a 50% ownership interest in a joint venture with Rengo Company Limited (in Japan) which is accounted for using the equity method.

(B) USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S.”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Actual results could differ from these estimates, and changes in these estimates are recorded when known. Estimates are used in accounting for, among other things, pension benefits, retained insurable risks, slow-moving and obsolete inventory, allowance for doubtful accounts, useful lives for depreciation and amortization, future cash flows associated with impairment testing of goodwill and long-term assets, deferred tax assets and potential income tax assessments, and contingencies.

(C) CASH AND EQUIVALENTS

Cash and equivalents include time deposits, certificates of deposit and other marketable securities with original maturities of three months or less.

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(D) INVENTORIES

Inventories are stated at the lower of cost or market with cost determined principally by the first-in, first-out (“FIFO”) basis. Average cost basis is used to determine the cost of supplies inventories. Raw materials and consumables used in the production process such as wood chips and chemicals are valued at purchase cost on a FIFO basis upon receipt. Work in progress and finished goods inventories are valued at the cost of raw material consumed plus direct manufacturing costs (such as labor, utilities and supplies) as incurred and an applicable portion of manufacturing overhead. Inventories are stated net of an allowance for slow-moving and obsolete inventory, which is based on estimates.

(E) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Betterments, renewals and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance charges are expensed as incurred. The Company’s cost and related accumulated depreciation applicable to assets retired or sold are removed from the accounts and the gain or loss on disposition is included in income from operations.

Costs directly associated with the development and testing of internally used computer information systems are capitalized and depreciated on a straight-line basis over the expected useful life of 5 years as part of property, plant and equipment. Costs indirectly associated with such projects and ongoing maintenance costs are expensed as incurred. A total of $1.3 million and $5.8 million in costs relating to software development were capitalized in 2006 and 2005, respectively.

Interest is capitalized on major projects. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Capitalized interest was $0.6 million, $2.5 million and $3.8 million in the years ended December 31, 2006, 2005 and 2004, respectively.

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

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table displays the intangible assets that continue to be subject to amortization and aggregate amortization expense as well as intangible assets not subject to amortization as of December 31, 2006 and 2005:

	December 31, 2006			December 31, 2005
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
In millions	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable Intangible Assets:
Customer Relationships	$109.9	$17.8	$92.1	$109.9	$12.5	$97.4
Non-Compete Agreements	23.3	23.3	—	23.3	23.2	0.1
Patents, Trademarks and Licenses	104.0	47.6	56.4	101.0	41.2	59.8

	$237.2	$88.7	$148.5	$234.2	$76.9	$157.3

Unamortizable Intangible Assets:
Goodwill	$642.3	$—	$642.3	$642.6	$—	$642.6

The Company recorded amortization expense of $11.8 million, $11.8 million and $27.0 million for the years ended December 31, 2006, 2005 and 2004, respectively, relating to intangible assets subject to amortization. The Company expects amortization expense to be approximately $12 million per year for 2007 through 2011.

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

(H) INCOME TAXES

The Company accounts for income taxes under the asset and liability method, which requires that deferred tax assets or liabilities be recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect. Subsequent changes in the tax laws will require adjustment to the assets and liabilities. A valuation allowance is established for deferred tax assets when it is more likely than not that the benefits of such assets will not be realized.

(I) REVENUE RECOGNITION

The Company receives revenue from the sales of manufactured products, the leasing of packaging machinery and the servicing of packaging machinery. The Company recognizes sales revenue when all of the

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the Company’s price to the buyer is fixed and determinable and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is largely dependent on shipping terms. Revenue is recorded at the time of shipment for terms designated as free on board (“f.o.b.”) shipping point. For sales transactions designated f.o.b. destination, revenue is recorded when title to the product passes upon delivery to the customer. The Company recognizes revenues on its annual and multi-year carton supply contracts as the shipment occurs in accordance with the shipping terms discussed above.

Payments from packaging machinery use agreements are recognized on a straight-line basis over the term of the agreements. Service revenue on packaging machinery is recorded at the time of service.

Discounts and allowances are comprised of trade allowances and rebates, cash discounts and sales returns. Cash discounts and sales returns are estimated using historical experience. Trade allowances are based on the estimated obligations and historical experience. Customer rebates are determined based on the quantity purchased and are recorded at the time of sale.

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

(L) STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123R”), using the modified-prospective transition method. The modified-prospective transition method applies to new awards granted, unvested awards as of the date of adoption, and to awards modified, repurchased, or cancelled after the date of adoption. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

Prior to January 1, 2006, the Company’s stock options were accounted for under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If the Company had elected to recognize compensation expense for awards under these plans at the grant dates using the fair value recognition provisions of SFAS No. 123, the Company’s Net Loss would have been as follows:

	Year Ended December 31,
In millions, except share amounts	2005	2004

Net Loss, As Reported	$(91.1)	$(60.9)
Add: Stock-Based Employee Compensation Expense Included in Reported Net Loss	—	(0.7)
Deduct: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method for All Awards	(5.5)	(8.5)

Adjusted Net Loss	$(96.6)	$(70.1)

Loss Per Basic Share-As Reported	$(0.46)	$(0.31)
Loss Per Basic Share-As Adjusted	(0.48)	(0.35)
Loss Per Diluted Share-As Reported	(0.46)	(0.31)
Loss Per Diluted Share-As Adjusted	(0.48)	(0.35)

On December 8, 2005, the Compensation and Benefits Committee of the Board of Directors of the Company approved the acceleration of the vesting of all of the unvested stock options granted to employees of the Company so that such options vested immediately. The action affected 1,835,268 stock options, 1,762,768 of which had exercise prices in excess of the current market price of the Company’s common stock. The action reduced the Company’s future compensation expense by $3.2 million. The $3.2 million is included in the $5.5 million deduction for 2005 in the table above.

The adoption of SFAS No. 123R on January 1, 2006 did not have a material impact on its financial position, results of operations or cash flows.

(M) RESEARCH AND DEVELOPMENT

Research and development costs, which relate primarily to the development and design of new packaging machines and products are expensed as incurred. Expenses for the years ended December 31, 2006, 2005 and 2004 were $11.4 million, $9.9 million and $9.6 million, respectively.

(N) SHIPPING AND HANDLING COSTS

The Company includes shipping and handling costs in Cost of Sales.

(O) RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”), which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS No. 151 addresses financial accounting and reporting for inventory costs. The adoption of SFAS No. 151 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and Statement No. 3” (“SFAS No. 154”). Previously, APB Opinion No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154, which is effective January 1, 2006, requires companies to recognize a change in accounting principle, including a change required in a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. The Company will assess the impact of a change in accounting principle in accordance with SFAS No. 154 when such a change arises.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN No. 48”). FIN No. 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on an income tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating its uncertain tax positions and does not expect the interpretation will have a material impact on its financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). Among other items, SFAS No. 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. Based on the Company’s unfunded obligation as of December 31, 2006, the adoption of SFAS No. 158, decreased Total Assets by $7.8 million, increased Total Liabilities by $23.4 million and reduced Shareholders’ Equity by $31.2 million. The adoption of SFAS No. 158 did not affect the Company’s results of operations. For a further discussion regarding SFAS No. 158 see Note 9.

In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (“FSP AUG AIR-1”) which is effective for fiscal years beginning after December 15, 2006. This position statement eliminates the accrue-in-advance method of accounting for planned major maintenance activities. The Company does not expect the adoption of FSP AUG AIR-1 to have a material impact on its financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 did not have an effect on the Company’s financial position, results of operations or cash flows.

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 —	SUPPLEMENTAL BALANCE SHEET DATA

Receivables, Net:

In millions	2006	2005

Trade	$214.6	$200.4
Less, Allowance	2.4	2.8

	212.2	197.6
Other	18.7	18.7

Total	$230.9	$216.3

Inventories by Major Class:

In millions	2006	2005

Finished Goods	$159.4	$169.5
Work in Progress	22.1	22.7
Raw Materials	71.9	68.7
Supplies	56.8	51.0

	310.2	311.9
Less, Allowance	8.9	9.1

Total	$301.3	$302.8

Property, Plant and Equipment, Net:

In millions	2006	2005

Property, Plant and Equipment, at Cost
Land and Improvements	$59.6	$57.1
Buildings	237.6	227.2
Machinery and Equipment	2,581.6	2,520.5

	2,878.8	2,804.8
Less: Accumulated Depreciation	1,390.1	1,228.8

Total	$1,488.7	$1,576.0

Other Assets:

In millions	2006	2005

Deferred Debt Issuance Costs, Net of Amortization of $23.2 and $14.4 for 2006 and 2005, respectively	$35.0	$43.8
Pension Intangible Asset	—	8.2
Assets Held for Sale	1.2	3.9
Other	8.6	15.5

Total	$44.8	$71.4

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 — SUPPLEMENTAL CASH FLOW INFORMATION

Cash Flow Effects of (Increases) Decreases in Operating Assets and Liabilities:

In millions	2006	2005	2004

Receivables	$(1.0)	$(9.5)	$(7.7)
Inventories	5.5	(7.2)	5.6
Prepaid Expenses	(4.7)	6.9	4.3
Accounts Payable	0.8	12.8	18.2
Compensation and Employee Benefits	1.4	(11.2)	3.2
Income Taxes	1.1	(0.2)	(2.0)
Other Accrued Liabilities	3.9	13.1	1.5
Other Noncurrent Liabilities	(4.4)	0.9	10.0

Total	$2.6	$5.6	$33.1

Cash paid for interest and cash paid, net of refunds, for income taxes was as follows:

In millions	2006	2005	2004

Interest	$161.9	$149.3	$134.9
Income Taxes	1.1	1.0	3.5

NOTE 5	— DEBT

Short-Term Debt is composed of the following:

In millions	2006	2005

Short-Term Borrowings	$11.7	$9.8
Current Portion of Long-Term Debt	0.3	1.2

Total	$12.0	$11.0

Short-term borrowings are principally at the Company’s international subsidiaries. The weighted average interest rate on short-term borrowings as of December 31, 2006 and 2005 was 3.4% and 2.2%, respectively.

Long-Term Debt is composed of the following:

In millions	2006	2005

Senior Notes with interest payable semi-annually at 8.5%, payable in 2011	$425.0	$425.0
Senior Subordinated Notes with interest payable semi-annually at 9.5%, payable in 2013	425.0	425.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (7.47% at December 31, 2006 and 6.60% at December 31, 2005) payable through 2010	1,055.0	1,109.0
Senior Secured Revolving Facility with interest payable at various dates at floating rates (10.25% at December 31, 2006 and 9.25% at December 31, 2005) payable in 2009	3.6	6.0
Other	2.4	3.5

	1,911.0	1,968.5
Less, current portion	0.3	1.2

Total	$1,910.7	$1,967.3

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Debt maturities are as follows:

In millions

2007	$0.3
2008	12.3
2009	14.5
2010	1,033.1
2011	425.0
After 2011	425.8

Total	$1,911.0

The Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

	Total	Total	Total
In millions	Commitments	Outstanding	Available(a)

Revolving Credit Facility	$325.0	$3.6	$307.0
International Facilities	18.0	8.5	9.5

Total	$343.0	$12.1	$316.5

Note:

(a)	In accordance with its debt agreements, the Company’s availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of $14.4 million as of December 31, 2006. These letters of credit are used as security against its self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2007 unless extended.

In October 2005, the Company entered into the Second Amendment (the “Second Amendment”) to the Senior Secured Credit Agreement. As a result, the Company incurred fees and transaction costs of approximately $4 million. The Second Amendment relaxed the maximum Consolidated Debt to Credit Agreement EBITDA Leverage Ratio covenant and the minimum Credit Agreement EBITDA to Consolidated Interest Expense Ratio covenant beginning with the covenant requirements for September 30, 2005.

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

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The financial covenants contained in the Senior Secured Credit Agreement, as amended, among other things, specify the following requirements for each of the following test periods:

	Maximum Consolidated	Minimum Credit Agreement
	Debt to Credit Agreement	EBITDA To Consolidated
Four Fiscal Quarters Ending	EBITDA Leverage Ratio(a)	Interest Expense Ratio(a)

2006

December 31, 2006	6.75 to 1.00	1.75 to 1.00

2007

March 31, 2007	6.50 to 1.00	1.75 to 1.00
June 30, 2007	6.50 to 1.00	1.75 to 1.00
September 30, 2007	6.50 to 1.00	1.75 to 1.00
December 31, 2007	6.00 to 1.00	1.85 to 1.00

2008

March 31, 2008	6.00 to 1.00	1.85 to 1.00
June 30, 2008	6.00 to 1.00	1.85 to 1.00
September 30, 2008	6.00 to 1.00	1.85 to 1.00
December 31, 2008	5.50 to 1.00	2.00 to 1.00

2009

March 31, 2009 and thereafter	4.50 to 1.00	2.90 to 1.00

Note:

(a)	Credit Agreement EBITDA is calculated in accordance with the definitions contained in the Company’s Senior Secured Credit Agreement, as amended. Credit Agreement EBITDA is defined as consolidated net income before consolidated interest expense, on-cash expenses and charges, total income tax expense, depreciation expense, expense associated with amortization of intangibles and other assets, non-cash provisions for reserves for discontinued operations, extraordinary, unusual or non-recurring gains or losses or charges or credits, gain or loss associated with sale or write-down of assets not in the ordinary course of business, and any income or loss accounted for by the equity method of accounting.

At December 31, 2006, the Company was in compliance with the financial covenants in the Secured Credit Agreement, as amended, and the ratios were as follows:

Consolidated Debt to Credit Agreement EBITDA Leverage Ratio — 5.91 to 1.00
Credit Agreement EBITDA to Consolidated Interest Expense Ratio — 2.00 to 1.00

Credit Agreement EBITDA used in the covenant calculations above reflects a change in the calculation made to track the definition in the Company’s Credit Agreement more closely. Previously, the Company had subtracted cash contributions to its pension plans from Credit Agreement EBITDA. Beginning in the third quarter of 2006, the Company did not subtract such contributions from its calculation of Credit Agreement EBITDA. This change in the calculation method did not affect the Company’s compliance with its covenants under the Credit Agreement, as the Company would have been in compliance even if the prior calculation method had been used. The Company’s definition of Credit Agreement EBITDA may differ from that of other similarly titled measures at other companies.

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

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a waiver or amendment from the lenders under such agreement, permit the acceleration of all outstanding borrowings under the Senior Secured Credit Agreement.

The calculations of the components of the Company’s financial covenant ratios are listed below:

Twelve Months Ended
In millions	December 31, 2006

Net Loss	$(100.5)
Income Tax Expense	20.2
Interest Expense, Net	171.6
Depreciation and Amortization	196.0
Dividends Received, Net of Earnings of Equity Affiliates	1.3
Pension, Postemployment and Postretirement Benefits Expense	32.2
Merger Related Expenses	0.7
Write-Down of Assets	3.9

Credit Agreement EBITDA	$325.4

Twelve Months Ended
In millions	December 31, 2006

Interest Expense, Net	$171.6
Amortization of Deferred Debt Issuance Costs	(8.8)
Credit Agreement Interest Expense Adjustments(a)	0.1

Consolidated Interest Expense(b)	$162.9

As of
In millions	December 31, 2006

Short Term Debt	$12.0
Long Term Debt	1,910.7

Total Debt	$1,922.7

Notes:

(a)	Credit agreement interest expense adjustments include the discount from the financing of receivables.

(b)	Consolidated Interest Expense is calculated in accordance with the definitions contained in the Company’s Senior Secured Credit Agreement. Consolidated Interest Expense is defined as consolidated interest expense (b) minus consolidated interest income plus any discount from the financing of receivables.

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

The Senior Notes are rated B- by Standard & Poor’s and B2 by Moody’s Investor Services. The Senior Subordinated Notes are rated B- by Standard & Poor’s and B3 by Moody’s Investor Services. The Company’s indebtedness under the Senior Secured Credit Agreement, as amended, is rated B+ by Standard & Poor’s and Ba2 by Moody’s Investor Services. As of December 31, 2006, both Standard & Poor’s and Moody’s Investor Services’ ratings on the Company remain on negative outlook.

If the negative impact of inflationary pressures on key inputs continues, or depressed selling prices, lower sales volumes, increased operating costs or other factors have a negative impact on the Company’s ability to

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTE 6 — STOCK INCENTIVE PLANS

The Company has eight equity compensation plans. The Company’s only active plan as of December 31, 2006 is the Graphic Packaging Corporation 2004 Stock and Incentive Compensation Plan (“2004 Plan”), pursuant to which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other types of stock-based awards to employees and directors of the Company. The other plans are the 2003 Riverwood Holding, Inc. Long-Term Incentive Plan (“2003 LTIP”), the 2003 Riverwood Holding, Inc. Directors Stock Incentive Plan (“2003 Directors Plan”), the Riverwood Holding, Inc. 2002 Stock Incentive Plan (“2002 SIP”), the Riverwood Holding, Inc. Supplemental Long-Term Incentive Plan (“1999 LTIP”), the Riverwood Holding, Inc. Stock Incentive Plan (“1996 SIP”), the Graphic Packaging Equity Incentive Plan (“EIP”), and the Graphic Packaging Equity Compensation Plan for Non-Employee Directors (“Graphic NEDP”). Stock options and other awards granted under all of the Company’s plans generally vest and expire in accordance with terms established at the time of grant (except as noted below with respect to accelerated vesting). Compensation costs are recognized on a straight-line basis over the requisite service period of the award.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of the SFAS No. 123R, using the modified-prospective transition method. The modified-prospective transition method applies to new awards granted, unvested awards as of the date of adoption, and to awards modified, repurchased, or cancelled after the date of adoption. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. For a further discussion regarding SFAS 123R see Note 2.

Stock Options

Prior to January 1, 2006, the Company applied APB Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options issued under its plans. Accordingly, the Company recognized compensation expense for stock options when the exercise price was less than the related fair value at the date of grant or when the performance criteria was met.

The Company did not grant any options in 2006 or 2005. The weighted average fair value of stock options is estimated to be $2.73 per option as of the date of grant for stock options granted in 2004. The Company used the Black-Scholes Merton option pricing model to value stock options with the following

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumptions: dividend yield of zero, expected volatility ranging from 0% to 74%, risk-free interest rates ranging from 4.23% to 6.75%, a zero forfeiture rate and an expected life of 3 to 10 years.

The following table summarizes information pertaining to stock options outstanding and exercisable at December 31, 2006 and the option exercise price range per plan. No options have been granted under the 2004 Plan or the 2003 Directors Plan, so these plans have been omitted from the table.

		Weighted					Weighted Average
		Average			Exercise		Remaining
	Shares Subject	Exercise	Shares Subject to	Weighted Average	Price		Contractual Life
Plan	to Options	Price	Exercisable Options	Exercise Price	Range		in Years

2003 LTIP	1,222,866	$6.18	1,222,866	$6.18	$4.45	to $6.57	6.7
2002 SIP	6,503,948	7.88	6,503,948	7.88	7.88		5.0
1999 LTIP	774,952	6.57	774,952	6.57	6.57		2.4
1996 SIP	3,544,558	5.27	3,544,558	5.27	3.28	to 6.57	1.5
EIP	2,830,950	7.48	2,830,950	7.48	1.56	to 13.74	6.1
Graphic NEDP	9,213	4.39	9,213	4.39	2.88	to 12.47	2.4

Total	14,886,487	$6.97	14,886,487	$6.97	—		4.4

As of December 31, 2006 and 2005, there were exercisable options in the amount of 14,886,487 and 15,944,339, respectively.

A summary of option activity during the three years ended December 31, 2006 is as follows:

		Weighted Average
	Options	Exercise Price

Outstanding — December 31, 2003	17,109,915	$7.17
Granted	62,500	4.60
Exercised	(149,828)	2.63
Canceled	(364,691)	6.56

Outstanding — December 31, 2004	16,657,896	6.81
Canceled	(713,557)	6.17

Outstanding — December 31, 2005	15,944,339	6.84
Exercised	(237,000)	3.13
Canceled	(820,852)	5.54

Outstanding — December 31, 2006	14,886,487	$6.97

Stock Awards, Restricted Stock and Restricted Stock Units

The Company’s 2004 Plan and the 2003 LTIP permit the grant of stock awards, restricted stock and restricted stock units (“RSUs”). All restricted stock and RSUs vest and become unrestricted in one to five years from date of grant. Upon vesting, RSUs granted in 2005 and 2006 are payable 50% in cash and 50% in shares of common stock. All other RSUs are payable in shares of common stock.

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Data concerning stock awards, restricted stock and RSUs granted in the years ended December 31:

Shares in thousands	2006	2005	2004

RSUs — Employees	2,239	506	38
Weighted-average price per share	$2.83	$4.84	$4.70
Stock Awards — Board of Directors	71	—	—
Weighted-average price per share	$3.39	—	—
Restricted Stock — Board of Directors	—	67	60
Weighted-average price per share	—	$3.59	$5.72

The value of the RSUs is based on the market value of the Company’s common stock on the date of grant. The shares payable in cash are subject to variable accounting and marked to market accordingly. The RSUs payable in cash are recorded as liabilities, whereas the RSUs payable in shares are recorded in Shareholders’ Equity. At December 31, 2006, the Company had 2,375,379 RSUs outstanding. The unrecognized expense at December 31, 2006 is approximately $4 million and is expected to be recognized over a weighted average period of 2.0 years.

The value of restricted stock and stock awards is based on the market value of the Company’s common stock at the date of grant and recorded as a component of Shareholders’ Equity.

During 2006, 2005 and 2004, $6.5 million, $4.0 million and $4.1 million, respectively was charged to compensation expense.

During 2006 and 2005, the Company also issued 27,890 and 23,071 shares of phantom stock, representing compensation deferred by one of its directors. These shares of phantom stock vest on the date of grant and are payable upon termination of service as a director. The Company also has an obligation to issue 192,565 shares in payment of employee deferred compensation.

NOTE 7 — LEASES AND PURCHASE OBLIGATIONS

The Company leases certain warehouse facilities, office space, data processing equipment and plant equipment under long-term, non-cancelable contracts that expire at various dates. At December 31, 2006, total minimum rental payments under these leases were as follows:

In millions	At December 31,

2007	$11.8
2008	10.3
2009	8.9
2010	6.0
2011	4.1
Thereafter	9.6

Total	$50.7

Total rental expense was $14.2 million, $14.1 million and $13.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company has entered into other long-term contracts principally for the purchase of fiber, chip processing and electricity. The minimum purchase commitments extend beyond 2011. Commitments under these contracts are $51.8 million in 2007, $47.7 million in 2008, $50.4 million in 2009, $49.3 million in 2010 and $49.3 million in 2011. Total commitments beyond the year 2011 are $334.6 million.

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 — ENVIRONMENTAL AND LEGAL MATTERS

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

During the first quarter of 2006, the Company self-reported certain violations of its Title V permit under the federal Clean Air Act for its West Monroe, Louisiana mill to the Louisiana Department of Environmental Quality (the “LADEQ”). The violations relate to the collection, treatment and reporting of hazardous air pollutants. The Company recorded $0.6 million of expense in the first quarter of 2006 for compliance costs to correct the technical issues causing the Title V permit violations. The Company received a consolidated Compliance Order and notice of potential penalty dated July 5, 2006 from the LADEQ indicating that the Company may be required to pay civil penalties for violations that occurred from 2001 through 2005. Although the Company believes that it is reasonably possible that the LADEQ will assess some penalty, at this time the amount of such penalty is not estimable.

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

NOTE 9 — POSTRETIREMENT AND OTHER BENEFITS

As discussed in Note 2, the Company adopted the balance sheet recognition requirements of SFAS No. 158 at December 31, 2006.

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

OVERVIEW OF U.S. PLANS

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

The Company also sponsors three postretirement health care plans that provide medical and life insurance coverage to eligible salaried and hourly retired U.S. employees and their dependents. One of the salaried plans closed to new employees who began employment after December 31, 1993 and the other salaried plan closed to new employees who began after June 15, 1999.

Pension and Postretirement Expense

The pension and postretirement expenses related to the U.S. plans consisted of the following:

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,
In millions	2006	2005	2004	2006	2005	2004

Components of Net Periodic Cost:
Service Cost	$16.4	$14.5	$14.1	$1.0	$0.9	$0.9
Interest Cost	33.2	30.8	28.9	2.5	2.3	2.8
Expected Return on Plan Assets	(32.0)	(30.8)	(29.3)	—	—	—
Amortizations:
Prior Service Cost	2.4	2.6	2.6	0.1	0.1	(0.2)
Actuarial Loss (Gain)	6.0	3.3	2.4	—	(0.2)	0.4
Special One Time Benefit	—	1.2	—	—	—	—
Curtailment Loss	—	0.4	—	—	—	—

Net Periodic Cost	$26.0	$22.0	$18.7	$3.6	$3.1	$3.9

In 2005, a special one time benefit expense of $1.2 million was recorded for those plan participants at one of the Company’s facilities who elected to take early retirement with unreduced benefits. In addition, a curtailment charge of $0.4 million, for the write-off of prior service costs, was recorded relating to the closure of the Clinton facility.

Certain assumptions used in determining the pension and postretirement expense were as follows:

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,
	2006	2005	2004	2006	2005	2004

Weighted Average Assumptions:
Discount Rate	5.75%	6.00%	6.25%	5.65%	5.80%	6.00%
Rate of Increase in Future Compensation Levels	4.50%	4.50%	4.50%	—	—	—
Expected Long-Term Rate of Return on Plan Assets	8.25%	8.25%	8.25%	—	—	—
Initial Health Care Cost Trend Rate	—	—	—	9.00%	8.50%	9.00%
Ultimate Health Care Cost Trend Rate(a)	—	—	—	5.00%	5.00%	5.00%
Ultimate Year(a)	—	—	—	2014	2012	2012

Note:

(a)	One of the salaried plan’s costs was capped beginning in 1999.

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Funded Status

The following table sets forth the funded status of the U.S. pension and postretirement plans as of December 31:

			Postretirement
	Pension Benefits		Benefits
In millions	2006	2005	2006	2005

Change in Benefit Obligation:
Benefit Obligation at Beginning of Year	$575.0	$514.7	$44.5	$50.2
Service Cost	16.4	14.5	1.0	0.9
Interest Cost	33.2	30.8	2.5	2.3
Actuarial (Gain) / Loss	(9.3)	36.9	(0.3)	(6.9)
Special One Time Benefit	—	1.2	—	—
Amendments	3.3	(1.1)	—	1.4
Benefits Paid	(24.0)	(22.0)	(2.8)	(3.4)
Change in Claim Reserve	—	—	0.2	—
Retiree Drug Subsidy Paid	—	—	0.1	—

Benefit Obligation at End of Year	$594.6	$575.0	$45.2	$44.5

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$391.8	$376.6	$—	$—
Actual Return on Plan Assets	48.2	19.5	—	—
Employer Contributions	25.9	17.7	2.8	3.4
Benefits Paid	(24.0)	(22.0)	(2.8)	(3.4)

Fair Value of Plan Assets at End of Year	$441.9	$391.8	$—	$—

Plan Assets Less than Projected Benefit Obligation	$(152.7)	$(183.2)	$(45.2)	$(44.5)
Unrecognized Net Actuarial Loss (Gain)	N/A (a)	96.6	N/A (a)	(1.3)
Unrecognized Prior Service Cost	N/A (a)	7.4	N/A (a)	0.3

Net Amount Recognized	$(79.3)	$(79.2)	$(46.3)	$(45.5)

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Pension Intangible Asset	$—	$8.2	$—	$—
Accrued Pension and Postretirement Benefits Liability — Current	(0.3)	N/A (a)	(2.6)	N/A (a)
Accrued Pension and Postretirement Benefits Liability — Noncurrent	(152.4)	N/A (a)	(42.6)	N/A (a)
Accrued Benefit Liability	N/A (a)	(160.8)	N/A (a)	(45.5)
Accumulated Other Comprehensive Income	N/A (a)	73.4	N/A (a)	—
Net Actuarial Loss (Gain)	65.0	N/A (a)	(1.3)	N/A (a)
Prior Service Cost	8.4	N/A (a)	0.2	N/A (a)

Net Amount Recognized	$(79.3)	$(79.2)	$(46.3)	$(45.5)

Weighted Average Assumptions:
Discount Rate	5.95% to 6.05%(b )	5.75%	5.80% to 6.05%(c )	5.65%
Rates of Increase in Future Compensation Levels	4.00%	4.50%	—	—
Initial Health Care Cost Trend Rate	—	—	9.00%	9.00%
Ultimate Health Care Cost Trend Rate(d)	—	—	5.00%	5.00%
Ultimate Year(d)	—	—	2015	2014

Note:

(a)	Not applicable due to a change in Accounting Standard.

(b)	Discount rates assumed for each plan ranged from 5.95% to 6.05%.

(c)	Discount rates assumed for each plan ranged from 5.80% to 6.05%.

(d)	One of the salaried plans assumes no future increases in employer subsidies.

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information for Pension Plans

The accumulated benefit obligation for all defined benefit plans was $575.9 million and $551.0 million at December 31, 2006 and 2005, respectively.

For plans with accumulated benefit obligations in excess of plan assets, at December 31, the projected benefit obligation, accumulated benefit obligation and fair value of the plan assets were:

In millions	2006	2005

Projected Benefit Obligation	$594.6	$575.0
Accumulated Benefit Obligation	575.9	551.0
Fair Value of Plan Assets	441.9	391.8

The Company’s approach to developing its expected long-term rate of return on pension plan assets combines an analysis of historical investment performance by asset class, the Company’s investment guidelines and current and expected economic fundamentals.

The Company’s retirement plan asset allocation at December 31, 2006 and 2005 and target allocation for 2007 by asset category are as follows:

		Percentage of
		Plan Assets at
		December 31,

	Target
	Allocation
	2007	2006	2005

Asset Category:
Equity Securities	60.0%	62.0%	62.7%
Debt Securities	40.0	37.9	37.1
Cash	—	0.1	0.2

Total	100.0%	100.0%	100.0%

Active management of assets is used in asset classes and strategies where there is a potential to add value over a passive benchmark. Investment risk is measured and monitored on an on-going basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.

At December 31, 2006 and 2005, pension investments did not include any direct investments in the Company’s stock or the Company’s debt.

During 2006 and 2005, the Company made $25.9 million and $17.7 million, respectively of contributions to its U.S. pension plans. For 2007, the Company expects to make contributions of approximately $28 million.

Information for Postretirement Benefits

During 2006 and 2005, the Company made postretirement benefit payments of $2.7 million and $2.6 million, respectively.

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumed health care cost trend rates affect the amounts reported for postretirement health care benefit plans. A one-percentage-point change in assumed health care trend rates would have the following effects on 2006 data:

	One Percentage Point
In millions	Increase	Decrease

Health Care Trend Rate Sensitivity:
Effect on Total Interest and Service Cost Components	$0.3	$(0.3)
Effect on Year-End Postretirement Benefit Obligation	3.5	(3.1)

Estimated Future Benefit Payments

The following represents the Company’s estimated future pension and postretirement benefit payments through the year 2016:

		Postretirement
In millions	Pension Plans	Benefits

2007	$26.4	$2.7
2008	28.0	2.7
2009	30.0	3.0
2010	32.1	3.2
2011	34.2	3.5
2012 — 2016	207.5	18.3

Information for Postemployment Benefits

The Company maintains postemployment benefits for U.S. employees. Certain benefits are based on years of service. The Company recorded an entry to Accumulated Other Comprehensive Income for the net actuarial loss of $6.1 million.

Net Periodic Benefit Costs

During 2007, amounts expected to be recognized in Net Periodic Benefit Costs are as follows:

		Postretirement	Postemployment
In millions	Pension Plans	Benefits	Benefits

Recognition of Prior Service Cost	$2.8	$0.1	$—
Recognition of Actuarial Loss (Gain)	2.3	(0.1)	0.6

DEFINED CONTRIBUTION PLANS

The Company provides defined contribution plans for eligible U.S. employees. The Company’s contributions to the plans are based upon employee contributions and the Company’s annual operating results. Contributions to these plans for the years ended December 31, 2006, 2005 and 2004 were $7.8 million, $8.2 million and $7.3 million, respectively.

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

INTERNATIONAL PENSION PLANS

Pension Expense

The Company maintains international defined benefit pension plans that are both noncontributory and contributory and are funded in accordance with applicable local laws. The pension or termination benefits are based primarily on years of service and the employees’ compensation.

The U.K. defined benefit plan was frozen effective March 31, 2001 and replaced with a defined contribution plan. The Company’s contribution to the plan is based on employee contributions.

The pension expense related to the international plans consisted of the following:

	Year Ended December 31,
In millions	2006	2005	2004

Components of Net Periodic Pension Cost:
Service Cost	$0.6	$0.5	$0.6
Interest Cost	6.4	6.3	6.4
Expected Return on Plan Assets	(8.4)	(7.1)	(5.9)
Amortizations:
Actuarial Loss	0.3	0.6	0.8

Net Periodic Pension (Income) Cost	$(1.1)	$0.3	$1.9

Weighed Average Assumptions:
Discount Rate	4.80%	5.25%	5.50%
Rates of Increase in Future Compensation Levels	0.00%	0.00%	0.00%
Expected Long-Term Rate of Return on Plan Assets	7.00%	7.00%	6.25%

Approximately 350 employees participate in a multi-employer pension plan that provides defined benefits to employees under certain union-employer organization agreements. Pension expense for this plan was $5.5 million, $5.4 million and $5.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Funded Status

The following table sets forth the funded status of the international pension plans as of December 31:

In millions	2006	2005

Change in Benefit Obligation:
Benefit Obligation at Beginning of Year	$126.5	$129.1
Service Cost	0.6	0.5
Interest Cost	6.4	6.3
Actuarial Loss	2.7	10.1
Foreign Exchange Translation	17.8	(13.7)
Expenses Paid	(0.3)	(0.5)
Benefits Paid	(5.5)	(5.3)

Benefit Obligation at End of Year	$148.2	$126.5

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$114.0	$109.3
Actual Return on Plan Assets	10.3	20.7
Foreign Exchange Translation	16.2	(12.1)
Expenses Paid	(0.3)	(0.5)
Employer Contribution	1.8	1.9
Benefits Paid	(5.5)	(5.3)

Fair Value of Plan Assets at End of Year	$136.5	$114.0

Plan Assets Less Than Projected Benefit Obligation	$(11.7)	$(12.5)
Unrecognized Net Actuarial Loss	N/A (a)	16.6

Net Amount Recognized	$7.8	$4.1

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Accrued Pension Liability — Noncurrent	$(11.7)	$(12.5)
Accumulated Other Comprehensive Income	N/A (a)	16.6
Net Actuarial Loss	19.5	N/A (a)

Net Amount Recognized	$7.8	$4.1

Weighted Average Assumptions:
Discount Rate	5.10%	4.80%
Rates of Increase in Future Compensation Levels	0.00%	0.00%

Note:

(a) Not applicable due to a change in Accounting Standard.

The accumulated benefit obligation for the Company’s international defined benefit plan was $148.2 million and $126.5 million at December 31, 2006 and 2005, respectively.

The Company’s approach to developing its expected long-term rate of return on pension plan assets combines an analysis of historical investment performance by asset class, the Company’s investment guidelines and current and expected economic fundamentals.

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s retirement plan asset allocation at December 31, 2006 and 2005 and target allocation for 2007 by asset category are as follows:

		Percentage of
	Target	Plan Assets at
	Allocation	December 31,
In millions	2007	2006	2005

Asset Category:
Equity Securities	70.0%	69.0%	71.0%
Debt Securities	30.0	30.0	27.4
Cash	—	1.0	1.6

Total	100.0%	100.0%	100.0%

Active management of assets is used in asset classes and strategies where there is a potential to add value over a passive benchmark. Investment risk is measured and monitored on an on-going basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.

During 2006 and 2005, the Company made $1.8 million and $1.9 million, respectively of contributions to its international pension plan. For 2007, the Company expects to make contributions of approximately $2 million.

Estimated Future Benefit Payments

The following represents the Company’s estimated future benefit payments through the year 2016:

In millions

2007	$5.5
2008	5.6
2009	5.7
2010	5.7
2011	5.8
2012 — 2016	32.9

During 2007, $0.3 million of the net actuarial loss is expected to be recognized in Net Periodic Benefit Costs.

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ADOPTION OF SFAS NO. 158

The table below summarizes the minimum pension liability adjustment (“AMPLA”) and the incremental effect of applying SFAS No. 158 to the Company’s Pension Plans and Postretirement and Postemployment Benefits by line item on the Company’s Consolidated Balance Sheet as of December 31, 2006:

			Pre-SFAS	SFAS No. 158
	Pre-SFAS		No. 158	Adoption	After Application
In millions	No. 158	AMPLA	with AMPLA	Adjustments	of SFAS No. 158

Deferred Income Tax Assets(a)	$—	$—	$—	$—	$—
Intangible Asset	8.2	(0.4)	7.8	(7.8)	—

Pension Liability	(169.7)	23.7	(146.0)	(18.4)	(164.4)
Postretirement Liability	(46.3)	—	(46.3)	1.1	(45.2)
Postemployment Liability	(1.4)	—	(1.4)	(6.1)	(7.5)

Total Liabilities	$(217.4)	$23.7	$(193.7)	$(23.4)	$(217.1)

Accumulated Other Comprehensive Income, Pension — Net of Tax(a)	$90.0	$(23.3)	$66.7	$26.2	$92.9
Accumulated Other Comprehensive Income, Postretirement — Net of Tax(a)	—	—	—	(1.1)	(1.1)
Accumulated Other Comprehensive Income, Postemployment — Net of Tax(a)	—	—	—	6.1	6.1

Total Shareholders’ Equity	$90.0	$(23.3)	$66.7	$31.2	$97.9

Note:

(a)	Deferred Income Tax Assets are fully offset by a Valuation Allowance.

NOTE 10 — INCOME TAXES

The U.S. and international components of Loss before Income Taxes and Equity in Net Earnings of Affiliates consisted of the following:

	Year Ended December 31,
In millions	2006	2005	2004

U.S.	$(66.3)	$(60.7)	$(35.4)
International	(15.0)	(8.3)	2.0

Loss before Income Taxes and Equity in Net Earnings of Affiliates	$(81.3)	$(69.0)	$(33.4)

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provisions for Income Tax (Expense) Benefit on Loss before Income Taxes and Equity in Net Earnings of Affiliates consisted of the following:

	Year Ended December 31,
In millions	2006	2005	2004

Current
U.S. Federal	$—	$0.2	$—
U.S. State and Local	—	—	(0.5)
International	(0.7)	1.0	(4.8)

Total Current	(0.7)	1.2	(5.3)

Deferred
U.S.	(19.8)	(19.5)	(19.1)
International	0.3	(5.0)	(4.5)

Total Deferred	(19.5)	(24.5)	(23.6)

Income Tax Expense	$(20.2)	$(23.3)	$(28.9)

A reconciliation of Income Tax Expense on Loss before Income Taxes and Equity in Net Earnings of Affiliates at the federal statutory rate of 35% compared with the Company’s actual Income Tax Expense is as follows:

	Year Ended December 31,
In millions	2006	Percent	2005	Percent	2004	Percent

Income Tax Benefit at U.S. Statutory Rate	$28.4	35.0%	$24.2	35.0%	$11.7	35.0%
U.S. State and Local Tax Benefit	2.3	2.8	1.3	1.9	1.2	3.6
Valuation Allowance on Current Year Benefit	(25.5)	(31.4)	(25.4)	(36.8)	(16.6)	(49.7)
International Tax Rate Differences	(1.7)	(2.1)	(0.2)	(0.3)	0.1	0.3
Valuation Allowance Adjustment	(3.9)	(4.8)	(6.1)	(8.8)	(3.2)	(9.6)
Amortization of Goodwill	(19.6)	(24.1)	(19.5)	(28.3)	(19.1)	(57.2)
Foreign Withholding Tax	(0.2)	(0.2)	(0.1)	(0.1)	(0.4)	(1.2)
Adjustment to Tax Contingencies	0.1	0.1	2.5	3.6	(2.5)	(7.5)
Other	(0.1)	(0.1)	—	—	(0.1)	(0.3)

Income Tax Expense	$(20.2)	(24.8)%	$(23.3)	(33.8)%	$(28.9)	(86.6)%

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 were as follows:

In millions	2006	2005

Short-Term Deferred Tax Assets
Compensation Based Accruals	$17.6	$17.0
Other	4.0	4.6
Valuation Allowance	(9.9)	(8.5)

Net Short-Term Deferred Tax Assets	$11.7	$13.1

Long-Term Deferred Tax Assets
Net Operating Loss Carryforwards	541.2	494.2
Pension Accrual	62.3	62.5
Tax Credits	13.6	13.3
Other	60.5	55.7
Valuation Allowance	(332.6)	(274.9)

Net Long-Term Deferred Tax Assets	$345.0	$350.8

Long-Term Deferred Tax Liabilities
Property, Plant and Equipment	$(324.7)	$(325.4)
Goodwill	(108.8)	(89.2)
Other Intangibles	(37.1)	(41.3)
Other	(4.6)	(5.6)

Total Long-Term Deferred Tax Liabilities	$(475.2)	$(461.5)

Net Deferred Tax Liability	$(118.5)	$(97.6)

The Company has reviewed the net deferred tax assets as of December 31, 2006 and 2005, respectively, and determined that it is more likely than not that some or all of the net deferred tax assets will not be realized. The valuation allowance of $342.5 million and $283.4 million at December 31, 2006 and 2005, respectively, is maintained on the remaining net deferred tax assets for which the Company has not determined that realization is more likely than not. Of the total valuation allowance, $32.9 million relates to foreign jurisdictions and the remaining $309.6 million relates to the U.S. The need for a valuation allowance is made on a country-by-country basis and the amount of the valuation allowance has increased as of December 31, 2006, over 2005 primarily due to operating activities in various countries in 2006 and changes in deferred tax balances. As of December 31, 2006, the Company has concluded that due to difficulty in maintaining profitability and the lack of sufficient future taxable income of the appropriate character, realization is less than more likely than not on the deferred tax assets related primarily to the Company’s Brazil, Germany, France, Hong Kong, Sweden, Mexico and the United Kingdom operations and as a result, a valuation allowance of $3.9 million for these operations was accrued in 2006. An additional valuation allowance was also accrued during 2006 for the U.S.

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The U.S. federal net operating loss carryforwards expire as follows:

In millions

2012	$385.2
2018	295.0
2019	196.8
2021	144.2
2022	72.1
2023	122.0
2025	24.2
2026	104.1

Total	$1,343.6

U.S. state net operating loss carryforward amounts total $809.5 million and expire in various years.

International net operating loss carryforward amounts total $80.7 million of which substantially all have no expiration date.

As of December 31, 2006, the Company, in accordance with APB Opinion 23, Accounting for Income Taxes, Special Areas, has determined that $67.2 million of undistributed foreign earnings are not intended to be reinvested indefinitely by its non-U.S. subsidiaries. Deferred income tax was recorded as a reduction to the Company’s net operating losses on these undistributed earnings as well as the financial statement carrying value in excess of tax basis in the amount of $30.2 million. As of December 31, 2005, the Company had determined that $71.5 million of undistributed foreign earnings were not intended to be reinvested indefinitely. Deferred income tax was recorded as a reduction to the Company’s net operating losses on these undistributed earnings as well as the financial statement carrying value in excess of tax basis in the amount of $35.8 million. Prior to 2004, the Company’s intent was to permanently reinvest its foreign earnings. It is not practicable to determine the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings. The Company periodically determines whether the non-U.S. subsidiaries will invest their undistributed earnings indefinitely and reassesses this determination as appropriate. The Company has determined that it is not beneficial to utilize the temporary incentive related to the repatriation of earnings accumulated outside the U.S. as provided in the American Jobs Creation Act of 2004.

NOTE 11 —	FINANCIAL INSTRUMENTS, DERIVATIVES AND HEDGING ACTIVITIES

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

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks on future income caused by interest rate changes on its variable rate Term Loan facility. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense related to the debt. At December 31, 2006, the

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company had interest rate swap agreements with a notional amount of $550 million, which expire on various dates from 2007 to 2009 under which the Company will pay fixed rates of 3.27% to 5.46% and receive the three-month LIBOR rates.

During 2006 and 2005, there were no ineffective portions related to changes in the fair value of the interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to certain commodity purchases, the Company entered into natural gas swap contracts to hedge prices for a portion of its natural gas requirements through 2008 with a weighted average contractual rate of $8.57 per MMBTU. Such contracts are designated as cash flow hedges. When a contract matures, the resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity purchased. The ineffective portion of the swap contracts change in fair value, if any, would be recognized immediately in earnings. During 2006 and 2005, there were minimal amounts of ineffective portions related to changes in fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Foreign Currency Risk

The Company enters into forward exchange contracts to manage risks associated with future variability in cash flows resulting from anticipated foreign currency transactions that may be adversely affected by changes in exchange rates. Gains/losses, if any, related to these contracts are recognized in income when the anticipated transaction affects income.

At December 31, 2006 and 2005, multiple forward exchange contracts existed that expire on various dates throughout 2007. Those purchased forward exchange contracts outstanding at December 31, 2006, when measured in U.S. dollars at December 31, 2006 exchange rates, had notional amounts totaling $140.2 million. Those purchased forward exchange contracts outstanding at December 31, 2005, when measured in U.S. dollars at December 31, 2005 exchange rates, had notional amounts totaling $125.6 million.

No amounts were reclassified to earnings during 2006 or 2005 in connection with forecasted transactions that were no longer considered probable of occurring and there was no amount of ineffective portion related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of accounts receivable resulting from transactions denominated in foreign currencies in order to manage risks associated with foreign currency transactions adversely affected by changes in exchange rates. At December 31, 2006 and 2005, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those forward currency exchange contracts outstanding at December 31, 2006, when aggregated and measured in U.S. dollars at December 31, 2006 exchange rates, had net notional amounts totaling $6.6 million. Those forward currency exchange contracts outstanding at December 31, 2005, when aggregated and measured in U.S. dollars at December 31, 2005 exchange rates, had net notional amounts totaling $3.0 million. Generally, unrealized gains and losses resulting from these contracts are recognized in operations and approximately offset corresponding unrealized gains and losses recognized on these accounts receivable. These contracts are presently being and will continue to be marked to market through the income statement.

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Movement Effect

Net international currency exchange (gains) losses included in determining Income from Operations for the years ended December 31, 2006, 2005 and 2004 were $(1.6) million, $6.3 million and $4.6 million, respectively.

Accumulated Derivative Instruments (Loss) Gain

The following is a reconciliation of changes in the fair value of the interest rate swap agreements, natural gas swaps and foreign currency forward contracts which have been recorded as Accumulated Derivative Instruments (Loss) Gain in the Statement of Shareholders’ Equity for years ended December 31, 2006, 2005 and 2004.

In millions	2006	2005	2004

Balance at January 1	$5.2	$(9.0)	$(12.7)
Reclassification to earnings	19.3	(11.4)	(6.7)
Current period change in fair value	(29.9)	25.6	10.4

Balance at December 31	$(5.4)	$5.2	$(9.0)

At December 31, 2006, the Company expects to reclassify $6.1 million of losses in 2007 from Accumulated Derivative Instruments (Loss) Gain to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

Fair Value of Financial Instruments

The fair values of the Company’s financial assets at December 31, 2006 and 2005, equal the carrying values reported on the Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt was $1,960.5 million and $1,969.6 million as compared to the carrying amounts of $1,911.0 million and $1,968.5 million as of December 31, 2006 and 2005, respectively. The fair value of Long-Term Debt is based on quoted market prices.

NOTE 12 —	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in the components of Accumulated Other Comprehensive Income (Loss) are as follows:

	Years Ended December 31,
	2006			2005			2004
	Pretax	Tax	Net	Pretax	Tax	Net	Pretax	Tax	Net
In millions	Amount	Effect	Amount	Amount	Effect	Amount	Amount	Effect	Amount

Accumulated Derivative Instruments (Loss) Gain	$(10.6)	$—	$(10.6)	$14.2	$—	$14.2	$3.7	$—	$3.7
Minimum Pension Liability Adjustment	23.3	—	23.3	(24.8)	—	(24.8)	(5.0)	—	(5.0)
Currency Translation Adjustment	14.7	—	14.7	(17.2)	—	(17.2)	10.4	—	10.4
Adjustment to initially apply SFAS No. 158 — Pension	(26.2)	—	(26.2)	—	—	—	—	—	—
Adjustment to initially apply SFAS No. 158 — Postretirement	1.1	—	1.1	—	—	—	—	—	—
Adjustment to initially apply SFAS No. 158 — Postemployment	(6.1)	—	(6.1)	—	—	—	—	—	—

Accumulated Other Comprehensive (Loss) Income	$(3.8)	$—	$(3.8)	$(27.8)	$—	$(27.8)	$9.1	$—	$9.1

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The balances of Accumulated Other Comprehensive Loss, net of applicable taxes are as follows:

	December 31,
In millions	2006	2005

Accumulated Derivative Instruments (Loss) Gain	$(5.4)	$5.2
Minimum Pension Liability Adjustment	—	(90.0)
Currency Translation Adjustment	(2.7)	(17.4)
Pension Benefit Plan	(92.9)	—
Postretirement Benefit Plan	1.1	—
Postemployment Benefit Plan	(6.1)	—

Accumulated Other Comprehensive Loss	$(106.0)	$(102.2)

NOTE 13 —	BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

The Company reports its results in two business segments: paperboard packaging and containerboard/other. These segments are evaluated by the chief operating decision maker based primarily on income from operations. The Company’s reportable segments are based upon strategic business units that offer different products. The paperboard packaging business segment includes the production and sale of paperboard for its beverage multiple packaging and consumer products packaging businesses from its West Monroe, Louisiana, Macon, Georgia, Kalamazoo, Michigan and Norrköping, Sweden mills; carton converting facilities in the U.S., Europe, Brazil and Canada; and the design, manufacture and installation of packaging machinery related to the assembly of cartons. The containerboard/other business segment primarily includes the production and sale of linerboard, corrugating medium and kraft paper from paperboard mills in the U.S.

The Company’s customers are not concentrated in any specific geographic region, but are concentrated in certain industries. Customers of the Paperboard Packaging business segment include the beverage and consumer products packaging industries. Customers of the Containerboard/Other business segment include integrated and non-integrated containerboard converters. The Company did not have any one customer who accounted for 10% or more of the Company’s net sales during 2006, 2005 or 2004.

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business segment information is as follows:

	Year Ended December 31,
In millions	2006	2005	2004

NET SALES:
Paperboard Packaging	$2,318.4	$2,297.8	$2,291.2
Containerboard/Other	94.6	86.2	95.3

Total	$2,413.0	$2,384.0	$2,386.5

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$143.4	$161.7	$211.3
Containerboard/Other	(17.9)	(16.1)	(21.6)
Corporate(a)	(35.2)	(58.7)	(74.1)

Total	$90.3	$86.9	$115.6

CAPITAL EXPENDITURES:
Paperboard Packaging	$89.6	$98.5	$135.9
Containerboard/Other	2.6	2.3	2.5
Corporate	2.3	10.0	10.7

Total	$94.5	$110.8	$149.1

DEPRECIATION AND AMORTIZATION:
Paperboard Packaging	$162.5	$172.3	$176.0
Containerboard/Other	11.3	11.0	15.1
Corporate	22.2	22.0	37.8

Total	$196.0	$205.3	$228.9

In millions	2006	2005

ASSETS AT DECEMBER 31:
Paperboard Packaging(b)	$2,708.7	$2,762.1
Containerboard/Other(b)	102.9	116.9
Corporate(c)	422.0	477.0

Total	$3,233.6	$3,356.0

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business geographic area information is as follows:

	Year Ended December 31,
In millions	2006	2005	2004

NET SALES:
U.S./North America	$2,060.9	$2,034.2	$2,021.6
Central/South America	21.9	17.8	17.9
Europe	360.1	343.3	366.2
Asia Pacific	123.6	128.4	133.3
Eliminations(d)	(153.5)	(139.7)	(152.5)

Total	$2,413.0	$2,384.0	$2,386.5

INCOME (LOSS) FROM OPERATIONS:
U.S./North America	$84.0	$73.1	$86.4
Central/South America	(7.2)	(3.2)	(5.0)
Europe	(0.1)	6.9	22.3
Asia Pacific	12.9	12.9	14.9
Eliminations(d)	0.7	(2.8)	(3.0)

Total	$90.3	$86.9	$115.6

In millions	2006	2005

ASSETS AT DECEMBER 31:
U.S./North America	$2,560.0	$2,667.0
Central/South America	11.5	14.3
Europe	201.6	167.4
Asia Pacific	38.5	30.3
Corporate(c)	422.0	477.0

Total	$3,233.6	$3,356.0

Notes:

(a)	Primarily consists of unallocated general corporate expenses.

(b)	Certain mill assets are allocated based on production.

(c)	Corporate assets are principally cash and equivalents, other current assets, deferred tax assets, deferred loan costs and a portion of property, plant and equipment.

(d)	Represents primarily the elimination of intergeographic sales and profits from transactions between the Company’s U.S., Europe, Asia Pacific and Central/South America operations.

NOTE 14 — RESTRUCTURING CHARGES

In the first quarter of 2004, the Company adopted a plan and recorded a charge of $7.2 million to restructure some of its operations in its paperboard packaging segment by closing facilities, relocating equipment and severing employees in an effort to better position the Company to operate in the current business environment. The initial restructuring charge was reduced by $0.9 million in the second quarter of 2004 primarily for facility restoration and carrying costs as a building was sold sooner than anticipated and by

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.0 million in the fourth quarter of 2005 for a change in estimate for certain severance and other employee related termination costs.

Through December 31, 2006, the Company has made payments for severance and other employee termination-related charges in the amount of $3.2 million and for equipment removal and facilities restoration in the amount of $2.1 million, both of which reduced the initial reserve. The table below reflects the 2004, 2005 and 2006 activity for the restructuring:

	Equipment	Facility Restoration	Severance/
In millions	Removal Costs	and Carrying Costs	Termination Benefits	Total

Provision in 2004	$1.4	$1.6	$4.2	$7.2
Payments in 2004	(0.6)	(0.1)	(1.1)	(1.8)
Change in Estimate	—	(0.9)	—	(0.9)

Balance at December 31, 2004	0.8	0.6	3.1	4.5
Payments in 2005	(0.8)	—	(1.5)	(2.3)
Change in Estimate	—	—	(1.0)	(1.0)

Balance at December 31, 2005	—	0.6	0.6	1.2
Payments in 2006	—	(0.6)	(0.6)	(1.2)

Balance at December 31, 2006	$—	$—	$—	$—

NOTE 15 — BRAZIL IMPAIRMENT

During the third quarter of 2006, the Company recognized an impairment charge of $3.9 million relating to its Sao Paulo, Brazil operations. In accordance with the FASB SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. The continued and projected operating losses and negative cash flows led to the testing for impairment of long-lived assets. The fair value of the impaired assets was determined using the expected present value method and third party appraisals. The impairment charge is reflected as a component of Cost of Sales on the Consolidated Statement of Operations and as a component of Income from Operations in the Company’s Paperboard Packaging Segment.

NOTE 16 — RELATED PARTY TRANSACTIONS

On November 18, 1999, the Company loaned $5.0 million to Stephen M. Humphery pursuant to a non-interest bearing note due March 26, 2002. On December 19, 2001, the Company extended the maturity of the loan through March 26, 2007. At December 31, 2006 and 2005, this receivable was included in Other Current Assets and Other Assets on the Consolidated Balance Sheets, respectively.

Coors Brewing Company, a subsidiary of Molson Coors Brewing Company (formerly known as the Adolph Coors Company), accounted for approximately $74 million, $84 million and $110 million of the Company’s Net Sales for the year ended December 31, 2006, 2005 and 2004, respectively. The Company continues to sell packaging products to Coors Brewing Company. The loss of Coors Brewing Company as a customer in the foreseeable future could have a material effect on the Company’s results of operations. The supply agreement, as amended, effective April 1, 2003, with Coors Brewing Company will not expire until December 31, 2007. Mr. Jeffrey H. Coors, a member of the Company’s Board of Directors, was an Executive Vice President of the Adolph Coors Company from 1991 to 1992 and its President from 1985 to 1989.

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Together with family members and related trusts, Mr. Coors owns a significant interest in Molson Coors Brewing Company.

One of the Company’s subsidiaries, Golden Equities, Inc., is the general partner of Golden Properties, Ltd., a limited partnership in which Coors Brewing Company is the limited partner. Before the Merger, Golden Equities was a subsidiary of Graphic Packaging International Corporation. The partnership owns, develops, operates and sells certain real estate previously owned directly by Coors Brewing Company or Adolph Coors Company. Transactions between the Company and Golden Properties, Ltd. are eliminated in the consolidated financial statements.

NOTE 17 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Results of operations for the four quarters of 2006 and 2005 are shown below.

					Net	Net
					(Loss)	(Loss)
			Income	Net	Income	Income
	Net	Gross	From	(Loss)	per Basic	per Diluted
In millions, except per share amounts	Sales	Profit	Operations	Income	Share	Share

2006
First	$580.4	$67.2	$14.3	$(31.5)	$(0.16)	$(0.16)
Second	625.5	74.7	21.5	(26.0)	(0.13)	(0.13)
Third	617.7	97.7	44.0	(4.0)	(0.02)	(0.02)
Fourth	589.4	63.6	10.5	(39.0)	(0.19)	(0.19)

Year	$2,413.0	$303.2	$90.3	$(100.5)	$(0.50)	$(0.50)

2005
First	$583.0	$67.2	$12.3	$(29.6)	$(0.15)	$(0.15)
Second	623.0	85.8	23.6	(19.6)	(0.10)	(0.10)
Third	605.4	98.6	44.1	0.6	—	—
Fourth	572.6	61.1	6.9	(42.5)	(0.21)	(0.21)

Year	$2,384.0	$312.7	$86.9	$(91.1)	$(0.46)	$(0.46)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Graphic Packaging Corporation:

We have completed integrated audits of Graphic Packaging Corporation’s December 31, 2006 and December 31, 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated financial statements present fairly, in all material respects, the financial position of Graphic Packaging Corporation and its subsidiaries at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 2 and 9, respectively, to the consolidated financial statements, Graphic Packaging Corporation and subsidiaries changed its method of accounting for stock based compensation plans as of January 1, 2006 and its method of accounting for defined benefit pension and other postretirement plans as of December 31, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
March 2, 2007

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

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the COSO. Based on this assessment, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to Instruction G(3) to Form 10-K, the information relating to Directors of the Registrant, compliance with Section 16(a) of the Exchange Act and compliance with the Company’s Code of Ethics required by Item 10 is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2007, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2006.

ITEM 11.	EXECUTIVE COMPENSATION

Pursuant to Instruction G (3) to Form 10-K, the information required by Item 11 is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2007, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to Instruction G (3) to Form 10-K, the information required by Item 12 is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2007, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to Instruction G (3) to Form 10-K, the information required by Item 13 is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2007, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2006.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to Instruction G (3) to Form 10-K, the information required by Item 14 is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2007, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2006.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.) Financial statements, financial statement schedule and exhibits filed as part of this report:

1. Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2006

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2006

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2. Schedule II — Valuation and Qualifying Accounts.

All other schedules are omitted as the information required is either included elsewhere in the consolidated financial statements herein or is not applicable.

3. Exhibits to Annual Report on Form 10-K for Year Ended December 31, 2006.

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of March 25, 2003, among Registrant, Riverwood Acquisition Sub LLC and Graphic Packaging International Corporation. Filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on March 27, 2003 (Commission File No. 001-11113), and incorporated herein by reference.
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of July 11, 2003, among Registrant, Riverwood Acquisition Sub LLC and Graphic Packaging International Corporation. Filed as part of Annex A to Registrant’s Amendment No. 3 to Registration Statement on Form S-4 filed on July 17, 2003 (Registration No. 333-104928), and incorporated herein by reference.
3.1	Restated Certificate of Incorporation of Graphic Packaging Corporation. Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
3.2	Bylaws of Graphic Packaging Corporation, as amended and restated as of September 20, 2006. Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on September 25, 2006 (Commission File No. 001-13182), and incorporated herein by reference.
3.3	Graphic Packaging Corporation Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock. Filed as Exhibit 3.3 to Registrant’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
4.1	Form of Certificate for the Common Stock, par value $0.01 per share. Filed as Exhibit 4.1 to Registrant’s Amendment No. 1 to Registration Statement on Form S-4 filed on June 13, 2003 (Registration No. 333-104928), and incorporated herein by reference.
4.2	Rights Agreement, dated as of August 7, 2003, between Registrant and Wells Fargo Bank Minnesota, National Association. Filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
4.3	Credit Agreement, dated as of August 8, 2003, among Graphic Packaging International, Inc., the several lenders from time to time parties thereto, JPMorgan Chase Bank, as administrative agent, Deutsche Bank Securities Inc., as syndication agent, and Goldman Sachs Credit Partners L.P. and Morgan Stanley Senior Funding, Inc., as documentation agents. Filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.

Exhibit
Number	Description

4.4	Guarantee and Collateral Agreement, dated as of August 8, 2003, made by Registrant, Riverwood Acquisition Sub LLC, GPI Holding, Inc., Graphic Packaging International, Inc., and certain of its subsidiaries in favor of JPMorgan Chase Bank as administrative agent. Filed as Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
4.5	Indenture, dated as of August 8, 2003, among Graphic Packaging International, Inc., as Issuer, Registrant and GPI Holding, Inc., as Note Guarantors, and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 8.50% Senior Notes due 2011 of Graphic Packaging International, Inc. Filed as Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
4.6	Indenture, dated as of August 8, 2003, among Graphic Packaging International, Inc., as Issuer, Registrant and GPI Holding, Inc., as Note Guarantors, and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 9.50% Senior Subordinated Notes due 2013 of Graphic Packaging International, Inc. Filed as Exhibit 4.5 to Registrant’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
4.7	Form of 8.50% Senior Notes due 2011 of Graphic Packaging International, Inc. (included in Exhibit 4.5). Filed as Exhibit A to the Indenture, dated as of August 8, 2003, among Graphic Packaging International, Inc., as Issuer, Registrant and GPI Holding, Inc., as Note Guarantors, and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 8.50% Senior Notes due 2011 of Graphic Packaging International, Inc. filed as Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
4.8	Form of 9.50% Senior Subordinated Notes due 2013 of Graphic Packaging International, Inc. (included in Exhibit 4.6). Filed as Exhibit A to the Indenture, dated as of August 8, 2003, among Graphic Packaging International, Inc., as Issuer, Registrant and GPI Holding, Inc., as Note Guarantors, and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 9.50% Senior Subordinated Notes due 2013 of Graphic Packaging International, Inc. filed as Exhibit 4.5 to Registrant’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
4.9	First Amendment, dated as of October 1, 2004, to the Credit Agreement dated as of August 8, 2003 among Graphic Packaging International, Inc., the Several Lenders Parties thereto, JPMorgan Chase Bank, as administrative agent, and J.P. Morgan Securities Inc., as lead arranger and sole bookrunner. Filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on October 7, 2004 (Commission File No. 001-13182), and incorporated herein by reference.
4.10	Second Amendment, dated as of October 17, 2005, to the Credit Agreement dated as of August 8, 2003 among Graphic Packaging International, Inc., the Lenders, JPMorgan Chase Bank, as administrative agent, and J.P. Morgan Securities Inc., as lead arranger and sole bookrunner. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on October 20, 2005 (Commission File No. 001-13182), and incorporated herein by reference.
10.1	Amended and Restated Registration Rights Agreement, dated as of March 25, 2003, among Registrant, the Family Stockholders named therein, Clayton Dubilier & Rice Fund V Limited Partnership, EXOR Group S.A., and the Other Riverwood Stockholders named therein. Filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-4 filed on May 2, 2003 (Registration No. 333-104928), and incorporated herein by reference.
10.2	Stockholders Agreement, dated as of March 25, 2003, by and among Registrant, the Family Stockholders named therein, Clayton Dubilier & Rice Fund V Limited Partnership and EXOR Group S.A. Filed as Exhibit 10.2 to Registrant’s Registration Statement on Form S-4 filed on May 2, 2003 (Registration No. 333-104928), and incorporated herein by reference.
10.3	Amendment No. 1 to Stockholders Agreement, dated as of April 29, 2003, by and among Registrant, the Family Stockholders named therein, Clayton Dubilier & Rice Fund V Limited Partnership and EXOR Group S.A. Filed as Exhibit 10.3 to Registrant’s Registration Statement on Form S-4 filed on May 2, 2003 (Registration No. 333-104928), and incorporated herein by reference.

Exhibit
Number		Description

10.4		Amendment No. 2 to Stockholders Agreement, dated as of June 12, 2003, by and among Registrant, the Family Stockholders named therein, Clayton Dubilier & Rice Fund V Limited Partnership and EXOR Group S.A. Filed as Exhibit 10.4 to Registrant’s Amendment No. 1 to Registration Statement on Form S-4 filed on June 13, 2003 (Registration No. 333-104928), and incorporated herein by reference.
10.5		Amendment No. 3 to Stockholders Agreement, dated as of July 20, 2006, by and among Registrant, the Family Stockholders named therein, Clayton, Dubilier & Rice Fund V Limited Partnership and EXOR Group S.A. Filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on July 24, 2006 and incorporated herein by reference.
10	.6*	Employment Agreement, dated as of July 20, 2006, by and among Graphic Packaging International, Inc., Registrant and Jeffrey H. Coors. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on July 24, 2006 (Commission File No. 001-13182) and incorporated herein by reference.
10	.7*	Employment Agreement, dated as of July 20, 2006, by and among Graphic Packaging International, Inc., Registrant and David W. Scheible. Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on July 24, 2006 (Commission File No. 001-13182) and incorporated herein by reference.
10	.8*	Employment Agreement, dated as of July 20, 2006, by and among Graphic Packaging International, Inc., Registrant and Stephen M. Humphrey. Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on July 24, 2006 (Commission File No. 001-13182) and incorporated herein by reference.
10	.9*	Employment Agreement, dated as of July 20, 2006, by and among Graphic Packaging International, Inc., Registrant and Daniel J. Blount. Filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on July 24, 2006 (Commission File No. 001-13182) and incorporated herein by reference.
10	.10*	Employment Agreement, dated as of July 20, 2006, by and among Graphic Packaging International, Inc., Registrant and Stephen A. Hellrung. Filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on July 24, 2006 (Commission File No. 001-13182) and incorporated herein by reference.
10	.11*	Employment Agreement, dated as of July 20, 2006, by and among Graphic Packaging International, Inc., Registrant and Wayne E. Juby. Filed as Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed on July 24, 2006 (Commission File No. 001-13182) and incorporated herein by reference.
10	.12*	Employment Agreement, dated as of July 20, 2006, by and among Graphic Packaging International, Inc., Registrant and Michael R. Schmal. Filed as Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed on July 24, 2006 (Commission File No. 001-13182) and incorporated herein by reference.
10	.13*	Employment Agreement, dated as of July 20, 2006, by and among Graphic Packaging International, Inc., Registrant and Robert M. Simko. Filed as Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed on July 24, 2006 (Commission File No. 001-13182) and incorporated herein by reference.
10	.14*	Employment Agreement, dated as of July 20, 2006, by and among Graphic Packaging International, Inc., Registrant and Michael P. Doss. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on September 25, 2006 (Commission File No. 001-13182) and incorporated herein by reference.
10	.15*	Riverwood Holding, Inc. Stock Incentive Plan. Filed as Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-80475) of New River Holding, Inc. (renamed Riverwood Holding, Inc.) and incorporated herein by reference.
10	.16*	Riverwood Holding, Inc. Supplemental Long-Term Incentive Plan. Filed as Exhibit 10.15 to Riverwood Holding, Inc.’s Annual Report on Form 10-K filed on March 17, 2000 (Commission File No. 1-11113) and incorporated herein by reference.

Exhibit
Number		Description

10	.17*	2003 Riverwood Holding, Inc. Long-Term Incentive Plan. Filed as Exhibit 10.15 to Registration Statement on Form S-4 (Registration Statement No. 333-104928) filed on May 2, 2003 and incorporated herein by reference.
10	.18*	Riverwood Holding, Inc. 2002 Stock Incentive Plan. Filed as Exhibit 10.19 to Registrant’s Annual Report on Form 10-K filed April 15, 2003 (Commission File No. 1-11113) and incorporated herein by reference.
10	.19*	Amendment No. 1 to Riverwood Holding, Inc. Stock Incentive Plan, Riverwood Holding, Inc. Supplemental Long-Term Incentive Plan and Riverwood Holding, Inc. 2002 Stock Incentive Plan. Filed as Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10	.20*	Form of Restricted Unit Agreement, dated as of August 8, 2003, between Registrant and each of Jeffrey H. Coors, David W. Scheible and Donald W. Sturdivant. Filed as Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10	.21*	Form of Management Stock Option Agreement entered into by and between Registrant and each of Wayne E. Juby, Michael R. Schmal, Daniel J. Blount, and Stephen A. Hellrung. Filed as Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10	.22*	Form of Restricted Unit Agreement entered into by and between Registrant and each of Wayne E. Juby, Michael R. Schmal, Daniel J. Blount, and Stephen A. Hellrung. Filed as Exhibit 10.14 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10	.23*	Form of Option Cancellation Acknowledgement of Wayne E. Juby and Michael R. Schmal. Filed as Exhibit 10.15 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10	.24*	Management Stock Option Agreement, dated as of August 8, 2003 entered into by and between Registrant and Stephen M. Humphrey. Filed as Exhibit 10.17 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10	.25*	Restricted Unit Agreement, dated as of August 8, 2003, entered into by and between Registrant and Stephen M. Humphrey. Filed as Exhibit 10.18 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10	.26*	Form of Officers’ Salary Continuation Agreement, as amended. Filed as Exhibit 10.10 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 20, 1995 (Commission File No. 0-20704), and incorporated herein by reference.
10	.27*	Graphic Packaging Equity Incentive Plan, as amended and restated, effective as of March 1, 2001. Filed as Exhibit 10.9 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 23, 2001 (Commission File No. 001-14060), and incorporated herein by reference.
10	.28*	Graphic Packaging Equity Compensation Plan for Non-Employee Directors, as amended and restated. Filed as Exhibit 10.10 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 23, 2001 (Commission File No. 001-14060), and incorporated herein by reference.
10	.29*	ACX Technologies, Inc. Phantom Equity Plan. Filed as Exhibit 10.11 to Graphic Packaging International Corporation’s Current Report on Form 8-K filed on November 19, 1992 (Commission File No. 0-20704), and incorporated herein by reference.
10	.30*	Graphic Packaging Excess Benefit Plan, as restated, effective as of January 1, 2000. Filed as Exhibit 10.12 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 23, 2001 (Commission File No. 001-14060), and incorporated herein by reference.
10	.31*	Graphic Packaging Supplemental Retirement Plan, as restated, effective as of January 1, 2000. Filed as Exhibit 10.13 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 23, 2001 (Commission File No. 001-14060), and incorporated herein by reference.

Exhibit
Number		Description

10	.32*	ACX Technologies, Inc. Deferred Compensation Plan, as amended. Filed as Exhibit 10.15 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 7, 1996 (Commission File No. 0-20704), and incorporated herein by reference.
10	.33*	First Amendment to the Graphic Packaging Deferred Compensation Plan. Filed as Exhibit 10.16 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 23, 2001 (Commission File No. 001-14060), and incorporated herein by reference.
10	.34*	Graphic Packaging Executive Incentive Plan, as amended and restated, effective February 1, 2002. Filed as Exhibit 10.1 to Graphic Packaging International Corporation’s Quarterly Report on Form 10-Q filed on October 31, 2002 (Commission File No. 001-14060), and incorporated herein by reference.
10.35		Form of Indemnification Agreement, dated as of September 10, 2003, entered into by and among Registrant, GPI Holding, Inc., Graphic Packaging International, Inc. and each of Jeffrey H. Coors, Stephen M. Humphrey, Kevin J. Conway, G. Andrea Botta, John D. Beckett, Harold R. Logan, Jr., John R. Miller, Robert W. Tieken, B. Charles Ames (as emeritus director) and William K. Coors (as emeritus director). Filed as Exhibit 10.30 to Registrant’s Annual Report on Form 10-K filed on March 16, 2004 (Commission File No. 001-13182) and incorporated herein by reference.
10.36		Indemnification Agreement, dated as of September 10, 2003, entered into by and among Registrant, GPI Holding, Inc., Graphic Packaging International, Inc. and Lawrence C. Tucker. Filed as Exhibit 10.31 to Registrant’s Annual Report on Form 10-K filed on March 16, 2004 (Commission File No. 001-13182) and incorporated herein by reference.
10	.37*	2004 Stock and Incentive Compensation Plan of Graphic Packaging Corporation. Filed as Appendix B to the Company’s definitive proxy statement filed on April 5, 2004 (Commission File No. 001-13182) and incorporated herein by reference.
10	.38*	Amended and Restated Riverwood Holding, Inc. Stock Incentive Plan effective May 17, 2005.
10	.39*	Form of Service Restricted Stock Unit Award Agreement granted on March 16, 2005 under the 2004 Stock and Incentive Compensation Plan. Filed as Exhibit 10.32 to Registrant’s Annual Report on Form 10-K filed on March 3, 2006 (Commission File No 001-13182) and incorporated herein by reference.
10	.40*	Graphic Packaging International, Inc. Supplemental Executive Pension Plan, effective April 7, 2006. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 11, 2006 (Commission File No. 001-13182) and incorporated herein by reference.
10	.41*	Graphic Packaging International, Inc. 2006 Management Incentive Plan.
14.1		Code of Business Conduct and Ethics. Filed as Exhibit 14.1 to Registrant’s Annual Report on Form 10-K filed on March 16, 2004 (Commission File No. 001-13182) and incorporated herein by reference.
21.1		List of Subsidiaries.
23.1		Consent of PricewaterhouseCoopers LLP.
31.1		Certification required by Rule 13a-14(a).
31.2		Certification required by Rule 13a-14(a).
32.1		Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2		Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Executive compensation plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHIC PACKAGING CORPORATION
(Registrant)

/s/ DAVID W. SCHEIBLE David W. Scheible	President and Chief Executive Officer (Principal Executive Officer)	March 2, 2007

/s/ DANIEL J. BLOUNT Daniel J. Blount	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2007

/s/ DEBORAH R. FRANK Deborah R. Frank	Vice President and Controller (Principal Accounting Officer)	March 2, 2007

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

Signatures	Title	Date

/s/ JOHN R. MILLER John R. Miller	Non-Executive Chairman and Director	March 2, 2007

/s/ JOHN D. BECKETT John D. Beckett	Director	March 2, 2007

/s/ G. ANDREA BOTTA G. Andrea Botta	Director	March 2, 2007

/s/ KEVIN J. CONWAY Kevin J. Conway	Director	March 2, 2007

/s/ JEFFREY H. COORS Jeffrey H. Coors	Director	March 2, 2007

/s/ WILLIAM R. FIELDS William R. Fields	Director	March 2, 2007

Signatures	Title	Date

/s/ HAROLD R. LOGAN, JR. Harold R. Logan, Jr.	Director	March 2, 2007

/s/ DAVID W. SCHEIBLE David W. Scheible	Director	March 2, 2007

/s/ ROBERT W. TIEKEN Robert W. Tieken	Director	March 2, 2007

GRAPHIC PACKAGING CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance	Charges		Balance
	Beginning	to Costs and	(Deductions)	at End
In millions	of Period	Expenses	Additions	of Period

(Classification)

Year ended December 31, 2006
Allowances Reducing the Assets in the Balance Sheet:
Accounts receivable	$2.8	$24.7	$(25.1)	$2.4
Deferred tax assets	283.4	23.5	35.6	342.5

Total	$286.2	$48.2	$10.5	$344.9

Year ended December 31, 2005
Allowances Reducing the Assets in the Balance Sheet:
Accounts receivable	$3.7	$21.2	$(22.1)	$2.8
Deferred tax assets	221.7	25.6	36.1	283.4

Total	$225.4	$46.8	$14.0	$286.2

Year ended December 31, 2004
Allowances Reducing the Assets in the Balance Sheet:
Accounts receivable	$7.1	$22.5	$(25.9)	$3.7
Deferred tax assets	260.2	22.3	(60.8)	221.7

Total	$267.3	$44.8	$(86.7)	$225.4

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of March 25, 2003, among Registrant, Riverwood Acquisition Sub LLC and Graphic Packaging International Corporation. Filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on March 27, 2003 (Commission File No. 001-11113), and incorporated herein by reference.
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of July 11, 2003, among Registrant, Riverwood Acquisition Sub LLC and Graphic Packaging International Corporation. Filed as part of Annex A to Registrant’s Amendment No. 3 to Registration Statement on Form S-4 filed on July 17, 2003 (Registration No. 333-104928), and incorporated herein by reference.
3.1	Restated Certificate of Incorporation of Graphic Packaging Corporation. Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
3.2	Bylaws of Graphic Packaging Corporation, as amended and restated as of September 20, 2006. Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on September 25, 2006 (Commission File No. 001-13182), and incorporated herein by reference.
3.3	Graphic Packaging Corporation Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock. Filed as Exhibit 3.3 to Registrant’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
4.1	Form of Certificate for the Common Stock, par value $0.01 per share. Filed as Exhibit 4.1 to Registrant’s Amendment No. 1 to Registration Statement on Form S-4 filed on June 13, 2003 (Registration No. 333-104928), and incorporated herein by reference.
4.2	Rights Agreement, dated as of August 7, 2003, between Registrant and Wells Fargo Bank Minnesota, National Association. Filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
4.3	Credit Agreement, dated as of August 8, 2003, among Graphic Packaging International, Inc., the several lenders from time to time parties thereto, JPMorgan Chase Bank, as administrative agent, Deutsche Bank Securities Inc., as syndication agent, and Goldman Sachs Credit Partners L.P. and Morgan Stanley Senior Funding, Inc., as documentation agents. Filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
4.4	Guarantee and Collateral Agreement, dated as of August 8, 2003, made by Registrant, Riverwood Acquisition Sub LLC, GPI Holding, Inc., Graphic Packaging International, Inc., and certain of its subsidiaries in favor of JPMorgan Chase Bank as administrative agent. Filed as Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
4.5	Indenture, dated as of August 8, 2003, among Graphic Packaging International, Inc., as Issuer, Registrant and GPI Holding, Inc., as Note Guarantors, and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 8.50% Senior Notes due 2011 of Graphic Packaging International, Inc. Filed as Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
4.6	Indenture, dated as of August 8, 2003, among Graphic Packaging International, Inc., as Issuer, Registrant and GPI Holding, Inc., as Note Guarantors, and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 9.50% Senior Subordinated Notes due 2013 of Graphic Packaging International, Inc. Filed as Exhibit 4.5 to Registrant’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.

Exhibit
Number		Description

4.7		Form of 8.50% Senior Notes due 2011 of Graphic Packaging International, Inc. (included in Exhibit 4.5). Filed as Exhibit A to the Indenture, dated as of August 8, 2003, among Graphic Packaging International, Inc., as Issuer, Registrant and GPI Holding, Inc., as Note Guarantors, and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 8.50% Senior Notes due 2011 of Graphic Packaging International, Inc. filed as Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
4.8		Form of 9.50% Senior Subordinated Notes due 2013 of Graphic Packaging International, Inc. (included in Exhibit 4.6). Filed as Exhibit A to the Indenture, dated as of August 8, 2003, among Graphic Packaging International, Inc., as Issuer, Registrant and GPI Holding, Inc., as Note Guarantors, and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 9.50% Senior Subordinated Notes due 2013 of Graphic Packaging International, Inc. filed as Exhibit 4.5 to Registrant’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
4.9		First Amendment, dated as of October 1, 2004, to the Credit Agreement dated as of August 8, 2003 among Graphic Packaging International, Inc., the Several Lenders Parties thereto, JPMorgan Chase Bank, as administrative agent, and J.P. Morgan Securities Inc., as lead arranger and sole bookrunner. Filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on October 7, 2004 (Commission File No. 001-13182), and incorporated herein by reference.
4.10		Second Amendment, dated as of October 17, 2005, to the Credit Agreement dated as of August 8, 2003 among Graphic Packaging International, Inc., the Lenders, JPMorgan Chase Bank, as administrative agent, and J.P. Morgan Securities Inc., as lead arranger and sole bookrunner. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on October 20, 2005 (Commission File No. 001-13182), and incorporated herein by reference.
10.1		Amended and Restated Registration Rights Agreement, dated as of March 25, 2003, among Registrant, the Family Stockholders named therein, Clayton Dubilier & Rice Fund V Limited Partnership, EXOR Group S.A., and the Other Riverwood Stockholders named therein. Filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-4 filed on May 2, 2003 (Registration No. 333-104928), and incorporated herein by reference.
10.2		Stockholders Agreement, dated as of March 25, 2003, by and among Registrant, the Family Stockholders named therein, Clayton Dubilier & Rice Fund V Limited Partnership and EXOR Group S.A. Filed as Exhibit 10.2 to Registrant’s Registration Statement on Form S-4 filed on May 2, 2003 (Registration No. 333-104928), and incorporated herein by reference.
10.3		Amendment No. 1 to Stockholders Agreement, dated as of April 29, 2003, by and among Registrant, the Family Stockholders named therein, Clayton Dubilier & Rice Fund V Limited Partnership and EXOR Group S.A. Filed as Exhibit 10.3 to Registrant’s Registration Statement on Form S-4 filed on May 2, 2003 (Registration No. 333-104928), and incorporated herein by reference.
10.4		Amendment No. 2 to Stockholders Agreement, dated as of June 12, 2003, by and among Registrant, the Family Stockholders named therein, Clayton Dubilier & Rice Fund V Limited Partnership and EXOR Group S.A. Filed as Exhibit 10.4 to Registrant’s Amendment No. 1 to Registration Statement on Form S-4 filed on June 13, 2003 (Registration No. 333-104928), and incorporated herein by reference.
10.5		Amendment No. 3 to Stockholders Agreement, dated as of July 20, 2006, by and among Registrant, the Family Stockholders named therein, Clayton, Dubilier & Rice Fund V Limited Partnership and EXOR Group S.A. Filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on July 24, 2006 and incorporated herein by reference.
10	.6*	Employment Agreement, dated as of July 20, 2006, by and among Graphic Packaging International, Inc., Registrant and Jeffrey H. Coors. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on July 24, 2006 (Commission File No. 001-13182) and incorporated herein by reference.

Exhibit
Number		Description

10	.7*	Employment Agreement, dated as of July 20, 2006, by and among Graphic Packaging International, Inc., Registrant and David W. Scheible. Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on July 24, 2006 (Commission File No. 001-13182) and incorporated herein by reference.
10	.8*	Employment Agreement, dated as of July 20, 2006, by and among Graphic Packaging International, Inc., Registrant and Stephen M. Humphrey. Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on July 24, 2006 (Commission File No. 001-13182) and incorporated herein by reference.
10	.9*	Employment Agreement, dated as of July 20, 2006, by and among Graphic Packaging International, Inc., Registrant and Daniel J. Blount. Filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on July 24, 2006 (Commission File No. 001-13182) and incorporated herein by reference.
10	.10*	Employment Agreement, dated as of July 20, 2006, by and among Graphic Packaging International, Inc., Registrant and Stephen A. Hellrung. Filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on July 24, 2006 (Commission File No. 001-13182) and incorporated herein by reference.
10	.11*	Employment Agreement, dated as of July 20, 2006, by and among Graphic Packaging International, Inc., Registrant and Wayne E. Juby. Filed as Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed on July 24, 2006 (Commission File No. 001-13182) and incorporated herein by reference.
10	.12*	Employment Agreement, dated as of July 20, 2006, by and among Graphic Packaging International, Inc., Registrant and Michael R. Schmal. Filed as Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed on July 24, 2006 (Commission File No. 001-13182) and incorporated herein by reference.
10	.13*	Employment Agreement, dated as of July 20, 2006, by and among Graphic Packaging International, Inc., Registrant and Robert M. Simko. Filed as Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed on July 24, 2006 (Commission File No. 001-13182) and incorporated herein by reference.
10	.14*	Employment Agreement, dated as of July 20, 2006, by and among Graphic Packaging International, Inc., Registrant and Michael P. Doss. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on September 25, 2006 (Commission File No. 001-13182) and incorporated herein by reference.
10	.15*	Riverwood Holding, Inc. Stock Incentive Plan. Filed as Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-80475) of New River Holding, Inc. (renamed Riverwood Holding, Inc.) and incorporated herein by reference.
10	.16*	Riverwood Holding, Inc. Supplemental Long-Term Incentive Plan. Filed as Exhibit 10.15 to Riverwood Holding, Inc.’s Annual Report on Form 10-K filed on March 17, 2000 (Commission File No. 1-11113) and incorporated herein by reference.
10	.17*	2003 Riverwood Holding, Inc. Long-Term Incentive Plan. Filed as Exhibit 10.15 to Registration Statement on Form S-4 (Registration Statement No. 333-104928) filed on May 2, 2003 and incorporated herein by reference.
10	.18*	Riverwood Holding, Inc. 2002 Stock Incentive Plan. Filed as Exhibit 10.19 to Registrant’s Annual Report on Form 10-K filed April 15, 2003 (Commission File No. 1-11113) and incorporated herein by reference.
10	.19*	Amendment No. 1 to Riverwood Holding, Inc. Stock Incentive Plan, Riverwood Holding, Inc. Supplemental Long-Term Incentive Plan and Riverwood Holding, Inc. 2002 Stock Incentive Plan. Filed as Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10	.20*	Form of Restricted Unit Agreement, dated as of August 8, 2003, between Registrant and each of Jeffrey H. Coors, David W. Scheible and Donald W. Sturdivant. Filed as Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.

Exhibit
Number		Description

10	.21*	Form of Management Stock Option Agreement entered into by and between Registrant and each of Wayne E. Juby, Michael R. Schmal, Daniel J. Blount, and Stephen A. Hellrung. Filed as Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10	.22*	Form of Restricted Unit Agreement entered into by and between Registrant and each of Wayne E. Juby, Michael R. Schmal, Daniel J. Blount, and Stephen A. Hellrung. Filed as Exhibit 10.14 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10	.23*	Form of Option Cancellation Acknowledgement of Wayne E. Juby and Michael R. Schmal. Filed as Exhibit 10.15 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10	.24*	Management Stock Option Agreement, dated as of August 8, 2003 entered into by and between Registrant and Stephen M. Humphrey. Filed as Exhibit 10.17 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10	.25*	Restricted Unit Agreement, dated as of August 8, 2003, entered into by and between Registrant and Stephen M. Humphrey. Filed as Exhibit 10.18 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10	.26*	Form of Officers’ Salary Continuation Agreement, as amended. Filed as Exhibit 10.10 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 20, 1995 (Commission File No. 0-20704), and incorporated herein by reference.
10	.27*	Graphic Packaging Equity Incentive Plan, as amended and restated, effective as of March 1, 2001. Filed as Exhibit 10.9 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 23, 2001 (Commission File No. 001-14060), and incorporated herein by reference.
10	.28*	Graphic Packaging Equity Compensation Plan for Non-Employee Directors, as amended and restated. Filed as Exhibit 10.10 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 23, 2001 (Commission File No. 001-14060), and incorporated herein by reference.
10	.29*	ACX Technologies, Inc. Phantom Equity Plan. Filed as Exhibit 10.11 to Graphic Packaging International Corporation’s Current Report on Form 8-K filed on November 19, 1992 (Commission File No. 0-20704), and incorporated herein by reference.
10	.30*	Graphic Packaging Excess Benefit Plan, as restated, effective as of January 1, 2000. Filed as Exhibit 10.12 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 23, 2001 (Commission File No. 001-14060), and incorporated herein by reference.
10	.31*	Graphic Packaging Supplemental Retirement Plan, as restated, effective as of January 1, 2000. Filed as Exhibit 10.13 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 23, 2001 (Commission File No. 001-14060), and incorporated herein by reference.
10	.32*	ACX Technologies, Inc. Deferred Compensation Plan, as amended. Filed as Exhibit 10.15 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 7, 1996 (Commission File No. 0-20704), and incorporated herein by reference.
10	.33*	First Amendment to the Graphic Packaging Deferred Compensation Plan. Filed as Exhibit 10.16 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 23, 2001 (Commission File No. 001-14060), and incorporated herein by reference.
10	.34*	Graphic Packaging Executive Incentive Plan, as amended and restated, effective February 1, 2002. Filed as Exhibit 10.1 to Graphic Packaging International Corporation’s Quarterly Report on Form 10-Q filed on October 31, 2002 (Commission File No. 001-14060), and incorporated herein by reference.

Exhibit
Number		Description

10.35		Form of Indemnification Agreement, dated as of September 10, 2003, entered into by and among Registrant, GPI Holding, Inc., Graphic Packaging International, Inc. and each of Jeffrey H. Coors, Stephen M. Humphrey, Kevin J. Conway, G. Andrea Botta, John D. Beckett, Harold R. Logan, Jr., John R. Miller, Robert W. Tieken, B. Charles Ames (as emeritus director) and William K. Coors (as emeritus director). Filed as Exhibit 10.30 to Registrant’s Annual Report on Form 10-K filed on March 16, 2004 (Commission File No. 001-13182) and incorporated herein by reference.
10.36		Indemnification Agreement, dated as of September 10, 2003, entered into by and among Registrant, GPI Holding, Inc., Graphic Packaging International, Inc. and Lawrence C. Tucker. Filed as Exhibit 10.31 to Registrant’s Annual Report on Form 10-K filed on March 16, 2004 (Commission File No. 001-13182) and incorporated herein by reference.
10	.37*	2004 Stock and Incentive Compensation Plan of Graphic Packaging Corporation. Filed as Appendix B to the Company’s definitive proxy statement filed on April 5, 2004 (Commission File No. 001-13182) and incorporated herein by reference.
10	.38*	Amended and Restated Riverwood Holding, Inc. Stock Incentive Plan effective May 17, 2005.
10	.39*	Form of Service Restricted Stock Unit Award Agreement granted on March 16, 2005 under the 2004 Stock and Incentive Compensation Plan. Filed as Exhibit 10.32 to Registrant’s Annual Report on Form 10-K filed on March 3, 2006 (Commission File No 001-13182) and incorporated herein by reference.
10	.40*	Graphic Packaging International, Inc. Supplemental Executive Pension Plan, effective April 7, 2006. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 11, 2006 (Commission File No. 001-13182) and incorporated herein by reference.
10	.41*	Graphic Packaging International, Inc. 2006 Management Incentive Plan.
14.1		Code of Business Conduct and Ethics. Filed as Exhibit 14.1 to Registrant’s Annual Report on Form 10-K filed on March 16, 2004 (Commission File No. 001-13182) and incorporated herein by reference.
21.1		List of Subsidiaries.
23.1		Consent of PricewaterhouseCoopers LLP.
31.1		Certification required by Rule 13a-14(a).
31.2		Certification required by Rule 13a-14(a).
32.1		Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2		Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

*

Executive compensation plan or agreement.