Form 10-Q
period 2007-03-31
GRAPHIC PACKAGING CORP
filed 2007-05-03
CIK 886239

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes ☑      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
     As of April 30, 2007, there were 200,928,883 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Information Concerning Forward-Looking Statements
Certain statements of Graphic Packaging Corporation’s expectations, including, but not limited to, statements regarding inflationary pressures, cost savings from its continuous improvement programs and manufacturing rationalization, capital spending, and depreciation and amortization in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, inflation of and volatility in raw material and energy costs, the Company’s substantial amount of debt, continuing pressure for lower cost products, the Company’s ability to implement its business strategies, including productivity initiatives and cost reduction plans, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that impact the Company’s ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements. Additional information regarding these and other risks is contained herein in Part II, Item 1A., “Risk Factors”.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GRAPHIC PACKAGING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
In millions, except share and per share amounts	2007	2006
	(Unaudited)
ASSETS

Current Assets:
Cash and Equivalents	$9.7	$7.3
Receivables, Net	248.5	230.9
Inventories	311.8	301.3
Other Current Assets	24.0	24.8

Total Current Assets	594.0	564.3

Property, Plant and Equipment, Net	1,459.4	1,488.7
Goodwill	642.3	642.3
Intangible Assets, Net	146.3	148.5
Deferred Tax Assets	345.6	345.0
Other Assets	42.2	44.8

Total Assets	$3,229.8	$3,233.6

LIABILITIES

Current Liabilities:
Short Term Debt	$15.7	$12.0
Accounts Payable	211.2	214.4
Other Accrued Liabilities	164.4	193.9

Total Current Liabilities	391.3	420.3

Long Term Debt	1,962.0	1,910.7
Deferred Tax Liabilities	479.8	475.2
Accrued Pension and Postretirement Benefits	209.8	206.7
Other Noncurrent Liabilities	36.7	39.0

Total Liabilities	3,079.6	3,051.9

SHAREHOLDERS’ EQUITY

Preferred Stock, par value $.01 per share; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share; 500,000,000 shares authorized; 200,853,883 and 200,584,591 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	2.0	2.0
Capital in Excess of Par Value	1,187.6	1,186.8
Accumulated Deficit	(939.8)	(901.1)
Accumulated Other Comprehensive Loss	(99.6)	(106.0)

Total Shareholders’ Equity	150.2	181.7

Total Liabilities and Shareholders’ Equity	$3,229.8	$3,233.6

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
In millions, except per share amounts	2007	2006

Net Sales	$608.7	$580.4
Cost of Sales	545.5	518.4
Selling, General and Administrative	47.8	49.6
Research, Development and Engineering	2.6	3.0
Other Expense, Net	1.1	0.3

Income from Operations	11.7	9.1

Interest Income	0.2	0.2
Interest Expense	(43.4)	(41.5)

Loss before Income Taxes and Equity in Net Earnings of Affiliates	(31.5)	(32.2)

Income Tax Expense	(7.4)	(4.6)

Loss before Equity in Net Earnings of Affiliates	(38.9)	(36.8)

Equity in Net Earnings of Affiliates	0.2	0.1

Net Loss	$(38.7)	$(36.7)

Loss Per Share — Basic	$(0.19)	$(0.18)
Loss Per Share — Diluted	$(0.19)	$(0.18)

Weighted Average Number of Shares Outstanding — Basic	201.3	200.8
Weighted Average Number of Shares Outstanding — Diluted	201.3	200.8
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
In millions	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(38.7)	$(36.7)
Noncash Items Included in Net Loss:
Depreciation and Amortization	53.2	49.8
Deferred Income Taxes	4.3	4.9
Pension, Postemployment and Postretirement Benefits Expense, Net of Contributions	5.8	6.4
Amortization of Deferred Debt Issuance Costs	2.2	2.2
Other, Net	1.9	0.6
Changes in Operating Assets & Liabilities	(61.5)	(70.2)

Net Cash Used in Operating Activities	(32.8)	(43.0)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(19.8)	(22.7)
Other, Net	(0.8)	1.7

Net Cash Used in Investing Activities	(20.6)	(21.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under Revolving Credit Facilities	142.9	210.5
Payments on Revolving Credit Facilities	(87.9)	(151.9)
Other, Net	0.8	(0.3)

Net Cash Provided by Financing Activities	55.8	58.3

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	(0.2)

Net Increase (Decrease) in Cash and Equivalents	2.4	(5.9)
Cash and Equivalents at Beginning of Period	7.3	12.7

CASH AND EQUIVALENTS AT END OF PERIOD	$9.7	$6.8

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
In the Company’s opinion, the accompanying financial statements contain all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The Company’s year end condensed consolidated balance sheet data was derived from audited financial statements. The Company has condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In addition, the preparation of the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.
The Company has reclassified the presentation of certain prior period information to conform to the current presentation format.
NOTE 2 — ACCOUNTING POLICIES
For a summary of the Company’s significant accounting policies, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
As described in the Company’s significant accounting policies, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. Actual results could differ from these estimates, and changes in these estimates are recorded when known. Certain liabilities of approximately $3 million were estimated and recorded in 2003 at the time of the Merger (defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006). Changes in these estimated amounts are expected to favorably impact results during 2007 although the specific period and amount has not yet been determined.
Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN No. 48”). FIN No. 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on an income tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN No. 48 did not have a material impact on the Company’s financial position, results of operations or cash flows.

As of the date of adoption, the Company’s liability for unrecognized income tax benefits totaled $4.1 million, the total of which, if recognized, would affect the annual effective income tax rate. As of March 31, 2007, the Company’s unrecognized income tax benefits total $6.8 million. The increase in unrecognized income tax benefits relates to a judgment received in the Swedish tax court during the first quarter of 2007. The Company intends to defend its tax position but is unable to determine the ultimate outcome of this matter at this time.
The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1999.
The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. Accrued interest and penalties were $0.8 million and $1.5 million as of January 1, 2007 and March 31, 2007, respectively.
The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to March 31, 2008.
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157, but does not expect the adoption of SFAS No. 157 to have a material impact on its financial position, results of operations or cash flows.
In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (“FSP AUG AIR-1”) which is effective for fiscal years beginning after December 15, 2006. This position statement eliminates the accrue-in-advance method of accounting for planned major maintenance activities. The Company adopted FSP AUG AIR-1 on January 1, 2007 and changed to the direct expensing method allowed by FSP AUG AIR-1 and has retrospectively adjusted its 2006 quarters. The Company’s full year 2006 financial statements were not impacted. The adoption of FSP AUG AIR-1 on January 1, 2007 did not have a material impact on the Company’s financial position, results of operations or cash flows.
NOTE 3 — STOCK INCENTIVE PLANS
The Company has eight equity compensation plans. The Company’s only active plan as of March 31, 2007 is the Graphic Packaging Corporation 2004 Stock and Incentive Compensation Plan (“2004 Plan”), pursuant to which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other types of stock-based awards to employees and directors of the Company. Stock options and other awards granted under all of the Company’s plans generally vest and expire in accordance with terms established at the time of grant. Compensation costs are recognized on a straight-line basis over the requisite service period of the award.
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
Stock Options
The Company has not granted any stock options since 2004. During the three months ended March 31, 2007, 228,640 stock options were exercised, 543,926 stock options were cancelled and 1,298,010 were settled in cash and cancelled. The total number of shares subject to options at March 31, 2007 was 12,815,911 at a weighted average exercise price of $7.38.

Stock Awards, Restricted Stock and Restricted Stock Units
The Company’s 2004 Plan permits the grant of stock awards, restricted stock and restricted stock units (“RSUs”). All restricted stock and RSUs vest and become unrestricted in one to five years from date of grant. Upon vesting, RSUs granted in 2005, 2006 and 2007 are payable 50% in cash and 50% in shares of common stock. All other RSUs are payable in shares of common stock.
Data concerning RSUs granted in the first quarter of 2007 is as follows:

Shares in thousands	March 31, 2007

RSUs — employees	877
Weighted average price per share	$4.63
The value of the RSUs is based on the market value of the Company’s common stock on the date of grant. The shares payable in cash are subject to variable accounting and marked to market accordingly. The RSUs payable in cash are recorded as liabilities, whereas the RSUs payable in shares are recorded in Shareholders’ Equity. At March 31, 2007, the Company had 3,201,498 RSUs outstanding. The unrecognized expense at March 31, 2007 is approximately $7 million and is expected to be recognized over a weighted average period of 2.4 years.
The value of stock awards is based on the market value of the Company’s common stock at the date of grant and recorded as a component of Shareholders’ Equity.
During the three months ended March 31, 2007 and 2006, $0.9 and $1.2 million was charged to compensation expense, respectively.
During the first three months of 2007, the Company also issued 2,370 shares of phantom stock, representing compensation deferred by one of its directors. These shares of phantom stock vest on the date of grant and are payable upon termination of service as a director. The Company also has an obligation to issue 189,844 shares in payment of employee deferred compensation.
NOTE 4 — INVENTORIES
Inventories by major class:

	March 31,	December 31,
In millions	2007	2006

Finished goods	$159.2	$159.4
Work in progress	29.0	22.1
Raw materials	73.8	71.9
Supplies	58.4	56.8

	320.4	310.2
Less, Allowance	8.6	8.9

Total	$311.8	$301.3

NOTE 5 — ENVIRONMENTAL AND LEGAL MATTERS
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
The Company has established reserves for those facilities or issues where liability is probable and the costs are reasonably estimable. Except for the Title V permit issue described above, for which it is too early in the investigation and regulatory process to make a determination, the Company believes that the amounts accrued for all of its loss contingencies, and the reasonably possible loss beyond the amounts accrued, are not material to the Company’s financial position, results of operations or cash flows. Except for the compliance costs described above relating to the West Monroe, Louisiana mill, the Company cannot estimate with certainty other future corrective compliance, investigation or remediation costs, all of which the Company currently considers to be remote. Costs relating to historical usage or indemnification claims that the Company considers to be reasonably possible are not quantifiable at this time. The Company will continue to monitor environmental issues at each of its facilities and will revise its accruals, estimates and disclosures relating to past, present and future operations, as additional information is obtained.
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

Business segment information is as follows:

	Three Months Ended
	March 31,
In millions	2007	2006

NET SALES:
Paperboard Packaging	$586.4	$560.3
Containerboard/Other	22.3	20.1

Total	$608.7	$580.4

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$25.3	$22.7
Containerboard/Other	(3.7)	(4.7)
Corporate	(9.9)	(8.9)

Total	$11.7	$9.1

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
Pension and Postretirement Expense
The pension and postretirement expenses related to the U.S. plans consisted of the following:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,
In millions	2007	2006	2007	2006

Service Cost	$3.4	$4.0	$0.3	$0.3
Interest Cost	8.7	8.1	0.6	0.6
Expected Return on Plan Assets	(9.0)	(8.0)	—	—
Amortizations:
Prior Service Cost	0.7	0.5	—	—
Actuarial Loss	0.6	1.3	—	—

Net Periodic Cost	$4.4	$5.9	$0.9	$0.9

The Company made contributions of $0.7 million to its U.S. pension plans during the first three months of 2006. No contributions were made in the first three months of 2007. The Company expects to make contributions of approximately $28 million for the full year 2007. During 2006, the Company made $25.9 million of contributions to its U.S. pension plans.
The Company made postretirement benefit payments of $0.1 million and $1.0 million during the first three months of 2007 and 2006. The Company estimates its postretirement benefit payments for the full year 2007 to be approximately $3 million. During 2006, the Company made postretirement benefit payments of $2.7 million.

NOTE 8 — DEBT
Long-Term Debt consisted of the following:

	March 31,	December 31,
In millions	2007	2006

Senior Notes with interest payable semi-annually at 8.5%, payable in 2011	$425.0	$425.0
Senior Subordinated Notes with interest payable semi-annually at 9.5%, payable in 2013	425.0	425.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (7.44% at March 31, 2007 and 7.47% at December 31, 2006) payable through 2010	1,055.0	1,055.0
Senior Secured Revolving Facility with interest payable at various dates at floating rates (8.35% at March 31, 2007 and 10.25% at December 31, 2006) payable in 2009	55.0	3.6
Other	2.4	2.4

	1,962.4	1,911.0
Less, current portion	0.4	0.3

Total	$1,962.0	$1,910.7

At March 31, 2007, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

	Total Amount of	Total Amount	Total Amount
In millions	Commitments	Outstanding	Available (a)

Revolving Credit Facility	$325.0	$55.0	$255.6
International Facilities	18.0	13.0	5.0

Total	$343.0	$68.0	$260.6

Note:
(a)
In accordance with its debt agreements, the Company’s availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of $14.4 million as of March 31, 2007. These letters of credit are used as security against its self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2007 unless extended.

The Senior Secured Credit Agreement, as amended in October 2005, which governs the Term Loan Facility and the Revolving Credit Facility, imposes restrictions on the Company’s ability to make capital expenditures and both the Senior Secured Credit Agreement and the indentures governing the Senior Notes and Senior Subordinated Notes (the “Notes”) limit the Company’s ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company’s ability to respond to market conditions, meet its capital spending program, provide for unexpected capital investments or take advantage of business opportunities. The covenants contained in the Senior Secured Credit Agreement, as amended, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividend and other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of indentures under which the Notes are issued, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, make capital expenditures and engage in certain transactions with affiliates.
The financial covenants contained in the Senior Secured Credit Agreement, as amended, among other things, specify the following requirements for each of the following test periods:

Minimum Credit
	Maximum Consolidated	Agreement EBITDA to
	Debt to Credit Agreement	Consolidated Interest
Four Fiscal Quarters Ending	EBITDA Leverage Ratio (a)	Expense Ratio (a)

2007

March 31, 2007	6.50 to 1.00	1.75 to 1.00
June 30, 2007	6.50 to 1.00	1.75 to 1.00
September 30, 2007	6.50 to 1.00	1.75 to 1.00
December 31, 2007	6.00 to 1.00	1.85 to 1.00

2008

March 31, 2008	6.00 to 1.00	1.85 to 1.00
June 30, 2008	6.00 to 1.00	1.85 to 1.00
September 30, 2008	6.00 to 1.00	1.85 to 1.00
December 31, 2008	5.50 to 1.00	2.00 to 1.00

2009

March 31, 2009 and thereafter	4.50 to 1.00	2.90 to 1.00

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

At March 31, 2007, the Company was in compliance with the financial covenants in the Secured Credit Agreement, as amended, and the ratios were as follows:
   Consolidated Debt to Credit Agreement EBITDA Leverage Ratio – 6.01 to 1.00
   Credit Agreement EBITDA to Consolidated Interest Expense Ratio – 2.00 to 1.00
The Company’s management believes that presentation of Credit Agreement EBITDA provides useful information to investors because borrowings under the Senior Secured Credit Agreement are a key source of the Company’s liquidity, and the Company’s ability to borrow under the Senior Secured Credit Agreement is dependent on, among other things, its compliance with the financial ratio covenants. Failure to comply with these financial ratio covenants would result in a violation of the Senior Secured Credit Agreement and, absent a waiver or amendment from the lenders under such agreement, permit the acceleration of all outstanding borrowings under the Senior Secured Credit Agreement.
The calculations of the components of the Company’s financial covenant ratios are listed below:

Twelve Months Ended
In millions	March 31, 2007

Net Loss	$(102.5)
Income Tax Expense	23.0
Interest Expense, Net	173.5
Depreciation and Amortization	199.4
Dividends Received, Net of Earnings of Equity Affiliates	1.2
Pension, Postemployment and Postretirement Benefits Expense	29.8
Merger Related Expenses	0.2
Write-Down of Assets	4.3

Credit Agreement EBITDA	$328.9

Twelve Months Ended
In millions	March 31, 2007
Interest Expense, Net	$173.5
Amortization of Deferred Debt Issuance Costs	(8.8)
Credit Agreement Interest Expense Adjustments (a)	0.1

Consolidated Interest Expense (b)	$164.8

As of
In millions	March 31, 2007
Short Term Debt	$15.7
Long Term Debt	1,962.0

Total Debt	$1,977.7

Notes:
(a)	Credit agreement interest expense adjustments include the discount from the financing of receivables.

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
The Senior Notes are rated B- by Standard & Poor’s and B2 by Moody’s Investor Services. The Senior Subordinated Notes are rated B- by Standard & Poor’s and B3 by Moody’s Investor Services. The Company’s indebtedness under the Senior Secured Credit Agreement, as amended, is rated B+ by Standard & Poor’s and Ba2 by Moody’s Investor Services. As of March 31, 2007, both Standard & Poor’s and Moody’s Investor services’ ratings on the Company remain on negative outlook.
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
NOTE 9 — COMPREHENSIVE INCOME (LOSS)
The following table shows the components of Comprehensive Income (Loss), net of related tax effects:

	Three Months Ended
In millions	March 31,
	2007	2006
Net Loss	$(38.7)	$(36.7)
Other Comprehensive (Loss) Income:
Derivative Instruments Gain (Loss)	4.1	(5.5)
Currency Translation Adjustments	0.8	2.7
Amortization of Prior Service Cost	0.7	—
Amortization of Net Actuarial Loss	0.8	—

Comprehensive Loss	$(32.3)	$(39.5)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
This management’s discussion and analysis of financial conditions and results of operations is intended to provide investors with an understanding of the Company’s past performance, its financial condition and its prospects. The following will be discussed and analyzed:
➢	Overview of Business

➢	Overview of 2007 Results

➢	Results of Operations

➢	Financial Condition, Liquidity and Capital Resources

➢	Critical Accounting Policies

➢	New Accounting Standards

➢	Business Outlook
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
Significant Factors That Impact The Company’s Business
Impact of Inflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, hardwood, chemicals, recycled fibers, purchased paperboard, paper, aluminum foil, ink, plastic films and resins, depreciation expense and labor. The Company continues to be negatively impacted by inflationary pressures which increased costs by $11.2 million, compared to the first three months of 2006. The 2007 costs are primarily related to fiber, outside board purchases and corrugated shipping containers ($8.6 million); chemical-based inputs ($1.6 million); labor and related benefits ($0.9 million); and other ($1.9 million). These increases were offset by lower energy costs ($1.8 million), mainly due to the price of natural gas. The Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. The Company has entered into swaps to hedge approximately 40% and 5% of its expected natural gas usage for the years 2007 and 2008, respectively. The Company believes that inflationary pressures, including higher costs for fiber, wood and chemical-based inputs will continue to negatively impact its results for 2007. Since negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers all inflationary or other cost increases that the Company may incur, thereby further exacerbating the inflationary problems.
Substantial Debt Obligations. The Company has approximately $1,978 million of outstanding debt obligations as of March 31, 2007. This debt can have significant consequences for the Company, as it requires a significant portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and restricts the Company’s ability to obtain additional financing. Covenants in the Company’s Senior Secured Credit Agreement also prohibit or restrict, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees) and payment of dividends, loans or advances and certain other types of transactions. These restrictions could limit the Company’s flexibility to respond to changing market conditions and competitive pressures. The covenants also require compliance with certain financial ratios.

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
Commitment to Cost Reduction. In light of increasing margin pressure throughout the paperboard packaging industry, the Company has programs in place that are designed to reduce costs, improve productivity and increase profitability. The Company utilizes a global continuous improvement initiative that uses statistical process control to help design and manage many types of activities, including production and maintenance. This includes a Six Sigma process focused on reducing variable and fixed manufacturing and administrative costs. During the first three months of 2007, the Company achieved approximately $8 million in cost savings through its continuous improvement programs and other cost reduction initiatives.
Market Factors. As some products can be packaged in different types of materials, the Company’s sales are affected by competition from other manufacturers’ coated unbleached kraft paperboard, or CUK board, and other substrates — solid bleached sulfate, or SBS, recycled clay coated news, or CCN, and, internationally, white lined chipboard, or WLC. Substitute products also include shrink film, flexible packaging and corrugated containers. In addition, the Company’s sales historically are driven by consumer buying habits in the markets its customers serve. New product introductions and promotional activity by the Company’s customers and the Company’s introduction of new packaging products also impacted its sales. The Company’s containerboard business is subject to conditions in the cyclical worldwide commodity paperboard markets, which have a significant impact on containerboard sales. In addition, the Company’s net sales, income from operations and cash flows from operations are subject to moderate seasonality, with demand usually increasing in the spring and summer due to the seasonality of the worldwide beverage multiple packaging markets.
The Company works to maintain market share through efficiency, product innovation and strategic sourcing to its customers; however, pricing and other competitive pressures may occasionally result in the loss of a customer relationship.
OVERVIEW OF 2007 RESULTS
•	Net Sales in the first three months of 2007 increased by $28.3 million, or 4.9%, to $608.7 million from $580.4 million in the first quarter of 2006 due primarily to improved pricing and volumes across all of the Company’s product lines. Also contributing to the increase was $5.7 million relating to the favorable foreign currency exchange rates, primarily in Europe.

•	Income from Operations in the first three months of 2007 increased by $2.6 million, or 28.6%, to $11.7 million from $9.1 million in the first quarter of 2006. Improved pricing and worldwide continuous improvement programs and other cost reduction initiatives were partially offset by higher inflation, and higher costs due to continued infrastructure and reliability upgrades at the Company’s West Monroe, LA mill.

•	Debt increased by $55.0 million during the first three months of 2007 due to seasonal factors, primarily higher working capital requirements.

RESULTS OF OPERATIONS
Segment Information
The Company reports its results in two business segments: paperboard packaging and containerboard/other.
FIRST QUARTER 2007 COMPARED WITH FIRST QUARTER 2006
Net Sales

	Three Months Ended March 31,
				Percent
In millions	2007	2006	Increase	Change

Paperboard Packaging	$586.4	$560.3	$26.1	4.7%
Containerboard/Other	22.3	20.1	2.2	10.9

Total	$608.7	$580.4	$28.3	4.9%

The components of the change in Net Sales by segment are as follows:

	Three Months Ended March 31,
		Variances
In millions	2006	Price	Volume/Mix	Exchange	Total	2007

Paperboard Packaging	$560.3	11.3	9.1	5.7	26.1	$586.4
Containerboard/Other	20.1	1.9	0.3	—	2.2	22.3

Total	$580.4	13.2	9.4	5.7	28.3	$608.7

Paperboard Packaging
The increase in Net Sales from paperboard packaging was due primarily to improved pricing and volumes across all product lines. The improvement in pricing reflects negotiated inflationary cost pass-through and other contractual increases as well as price increases on open market roll stock. The 2.6 % increase in volume primarily relates to increased carton sales in the North American food and consumer product markets as well as the North American beverage market. Favorable foreign currency exchange rates, primarily in Europe, also contributed to the increase.
Containerboard/Other
The increase in Net Sales from containerboard/other is due primarily to improved pricing and volume in the containerboard medium markets. The improved pricing in Containerboard represents a year over year increase of approximately $30 per ton.
Income (Loss) from Operations

	Three Months Ended March 31,
			Increase	Percent
In millions	2007	2006	(Decrease)	Change

Paperboard Packaging	$25.3	$22.7	$2.6	11.5%
Containerboard/Other	(3.7)	(4.7)	1.0	21.3
Corporate	(9.9)	(8.9)	(1.0)	(11.2)

Total	$11.7	$9.1	$2.6	28.6%

The components of the change in Income (Loss) from Operations by segment are as follows:

	Three Months Ended March 31,
		Variances
In millions	2006	Price	Volume/Mix	Inflation	Exchange	Other (a)	Total	2007

Paperboard Packaging	$22.7	11.3	0.6	(10.3)	2.3	(1.3)	2.6	$25.3
Containerboard/Other	(4.7)	1.9	(0.2)	(0.9)	—	0.2	1.0	(3.7)
Corporate	(8.9)	—	—	—	—	(1.0)	(1.0)	(9.9)

Total	$9.1	13.2	0.4	(11.2)	2.3	(2.1)	2.6	$11.7

Note:
(a)	Includes the benefits from the Company’s cost reduction initiatives and the impact of higher depreciation and amortization expense as well as the infrastructure upgrade at the Company’s West Monroe, LA mill.
Paperboard Packaging
The Company’s Income from Operations from paperboard packaging in the first three months of 2007 increased due primarily to the improved pricing, worldwide cost reductions resulting from the Company’s cost reduction initiatives and the favorable impact of foreign currency exchange rates. These increases were offset by inflationary pressures primarily on fiber, outside board purchases and corrugated shipping containers, chemical-based inputs and labor and related benefits, approximately $10 million of expenses related to the infrastructure upgrade at the Company’s West Monroe, LA mill, and higher depreciation and amortization. The quarter was also impacted by approximately $3 million of higher expenses in Europe primarily related to work force reductions in the United Kingdom and start up costs for a new converting facility in France. In addition, the 2006 first quarter was unfavorably impacted by manufacturing variances of approximately $9 million primarily related to an unexpected failure in a major turbine generator at the Company’s West Monroe, LA mill.
Containerboard/Other
The Company’s Loss from Operations from containerboard/other decreased due primarily to the improved pricing in the containerboard medium markets somewhat offset by inflationary pressures.
Corporate
The Company’s Loss from Operations from corporate increased primarily due to a litigation settlement for approximately $0.4 million, as well as slightly higher costs relating to management incentives and other general corporate costs.

INTEREST INCOME, INTEREST EXPENSE, INCOME TAX EXPENSE AND EQUITY IN NET EARNINGS OF AFFILIATES
Interest Income
Interest Income was $0.2 million in the first three months of 2007 and 2006.
Interest Expense
Interest Expense increased by $1.9 million to $43.4 million in the first three months of 2007 from $41.5 million in the first three months of 2006 due to higher interest rates on the unhedged portion of the Company’s floating rate debt. The increase was somewhat offset by lower average debt balances during the first three months of 2007. As of March 31, 2007, approximately 30% of the Company's total debt was subject to floating interest rates.
Income Tax Expense
During the first three months of 2007, the Company recognized Income Tax Expense of $7.4 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $31.5 million. During the first three months of 2006, the Company recognized Income Tax Expense of $4.6 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $32.2 million. Income Tax Expense for the first three months of 2007 and 2006 was primarily due to the noncash expense of $4.9 million associated with the amortization of goodwill for tax purposes and for 2007, an increase in a liability related to a judgment received in a Swedish tax court.
Equity in Net Earnings of Affiliates
Equity in Net Earnings of Affiliates was $0.2 million in the first three months of 2007 and $0.1 million in the first three months of 2006 which related to the Company’s equity investment in the joint venture Rengo Riverwood Packaging, Ltd.
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
Cash Flows
Cash and Equivalents increased by $2.4 million in the first three months of 2007. Cash used in operating activities in the first three months of 2007 totaled $32.8 million, compared to $43.0 million in 2006. This improvement was principally due to improved working capital, particularly inventory and accounts payable. Cash used in investing activities in the first three months of 2007 totaled $20.6 million, compared to $21.0 million in 2006. This change was principally due to lower purchases of property, plant and equipment (see “Capital Expenditures”), partially offset by increased spending on patents. Cash provided by financing activities in the first three months in 2007 totaled $55.8 million, compared to $58.3 million in 2006. This change was principally due to lower net borrowings under the Company’s revolving credit facilities. Depreciation and amortization during the first three months of 2007 totaled $53.2 million.

Liquidity and Capital Resources
The Company’s liquidity needs arise primarily from debt service on its substantial indebtedness and from the funding of its capital expenditures, ongoing operating costs and working capital.
Long-Term Debt consisted of the following:

	March 31,	December 31,
In millions	2007	2006

Senior Notes with interest payable semi-annually at 8.5%, payable in 2011	$425.0	$425.0
Senior Subordinated Notes with interest payable semi-annually at 9.5%, payable in 2013	425.0	425.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (7.44% at March 31, 2007 and 7.47% at December 31, 2006) payable through 2010	1,055.0	1,055.0
Senior Secured Revolving Facility with interest payable at various dates at floating rates (8.35% at March 31, 2007 and 10.25% at December 31, 2006) payable in 2009	55.0	3.6
Other	2.4	2.4

	1,962.4	1,911.0
Less, current portion	0.4	0.3

Total	$1,962.0	$1,910.7

At March 31, 2007, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

	Total Amount of	Total Amount	Total Amount
In millions	Commitments	Outstanding	Available (a)

Revolving Credit Facility	$325.0	$55.0	$255.6
International Facilities	18.0	13.0	5.0

Total	$343.0	$68.0	$260.6

Note:
(a)	In accordance with its debt agreements, the Company’s availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of $14.4 million as of March 31, 2007. These letters of credit are used as security against its self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2007 unless extended.
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
Effective as of March 31, 2007, the Company had approximately $1.4 billion of net operating loss carryforwards (“NOLs”) for U.S. federal income tax purposes. These NOLs generally may be used by the Company to offset taxable income earned in subsequent taxable years.

Covenant Restrictions
The Senior Secured Credit Agreement, as amended in October 2005, which governs the Term Loan Facility and the Revolving Credit Facility, imposes restrictions on the Company’s ability to make capital expenditures and both the Senior Secured Credit Agreement and the indentures governing the Senior Notes and Senior Subordinated Notes (the “Notes”) limit the Company’s ability to incur additional indebtedness. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company’s ability to respond to market conditions, meet its capital spending program, provide for unexpected capital investments or take advantage of business opportunities. The covenants contained in the Senior Secured Credit Agreement, as amended, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividend and other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of indentures under which the Notes are issued, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, make capital expenditures and engage in certain transactions with affiliates.
The financial covenants contained in the Senior Secured Credit Agreement, as amended, among other things, specify the following requirements for each of the following test periods:

Minimum Credit
	Maximum Consolidated	Agreement EBITDA to
	Debt to Credit Agreement	Consolidated Interest
Four Fiscal Quarters Ending	EBITDA Leverage Ratio (a)	Expense Ratio (a)

2007

March 31, 2007	6.50 to 1.00	1.75 to 1.00
June 30, 2007	6.50 to 1.00	1.75 to 1.00
September 30, 2007	6.50 to 1.00	1.75 to 1.00
December 31, 2007	6.00 to 1.00	1.85 to 1.00

2008

March 31, 2008	6.00 to 1.00	1.85 to 1.00
June 30, 2008	6.00 to 1.00	1.85 to 1.00
September 30, 2008	6.00 to 1.00	1.85 to 1.00
December 31, 2008	5.50 to 1.00	2.00 to 1.00

2009

March 31, 2009 and thereafter	4.50 to 1.00	2.90 to 1.00

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

At March 31, 2007, the Company was in compliance with the financial covenants in the Secured Credit Agreement, as amended, and the ratios were as follows:
Consolidated Debt to Credit Agreement EBITDA Leverage Ratio — 6.01 to 1.00
Credit Agreement EBITDA to Consolidated Interest Expense Ratio — 2.00 to 1.00
The Company’s management believes that presentation of Credit Agreement EBITDA provides useful information to investors because borrowings under the Senior Secured Credit Agreement are a key source of the Company’s liquidity, and the Company’s ability to borrow under the Senior Secured Credit Agreement is dependent on, among other things, its compliance with the financial ratio covenants. Failure to comply with these financial ratio covenants would result in a violation of the Senior Secured Credit Agreement and, absent a waiver or amendment from the lenders under such agreement, permit the acceleration of all outstanding borrowings under the Senior Secured Credit Agreement.
The calculations of the components of the Company’s financial covenant ratios are listed below:

Twelve Months Ended
In millions	March 31, 2007

Net Loss	$(102.5)
Income Tax Expense	23.0
Interest Expense, Net	173.5
Depreciation and Amortization	199.4
Dividends Received, Net of Earnings of Equity Affiliates	1.2
Pension, Postemployment and Postretirement Benefits Expense	29.8
Merger Related Expenses	0.2
Write-Down of Assets	4.3

Credit Agreement EBITDA	328.9

Twelve Months Ended
In millions	March 31, 2007
Interest Expense, Net	$173.5
Amortization of Deferred Debt Issuance Costs	(8.8)
Credit Agreement Interest Expense Adjustments (a)	0.1

Consolidated Interest Expense (b)	$164.8

As of
In millions	March 31, 2007
Short Term Debt	$15.7
Long Term Debt	1,962.0

Total Debt	$1,977.7

Notes:
(a)	Credit agreement interest expense adjustments include the discount from the financing of receivables.
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
The Senior Notes are rated B- by Standard & Poor’s and B2 by Moody’s Investor Services. The Senior Subordinated Notes are rated B- by Standard & Poor’s and B3 by Moody’s Investor Services. The Company’s indebtedness under the Senior Secured Credit Agreement, as amended, is rated B+ by Standard & Poor’s and Ba2 by Moody’s Investor Services. As of March 31, 2007, both Standard & Poor’s and Moody’s Investor Services’ ratings on the Company remain on negative outlook. During the first three months of 2007, cash paid for interest was approximately $63 million.
If the negative impact of inflationary pressures on key inputs continues, or depressed selling prices, lower sales volumes, increased operating costs or other factors that have a negative impact on the Company’s ability to increase its profitability, the Company may not be able to maintain its compliance with the financial covenants in its Senior Secured Credit Agreement, as amended. The Company’s ability to comply in future periods with the financial covenants in the Senior Secured Credit Agreement will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company’s control and will be substantially dependent on the selling prices for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business strategies, and meet its profitability objective. If a violation of any of the covenants occurred, the Company would attempt to obtain a waiver or an amendment from its lenders, although no assurance can be given that the Company would be successful in this regard. The Senior Secured Credit Agreement and the indentures governing the Senior

Subordinated Notes and the Senior Notes have covenants as well as certain cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions. If an event of default occurs, the lenders are entitled to declare all amounts owed to be due and payable immediately. The Senior Secured Credit Agreement is collateralized by substantially all of the Company’s domestic assets.
Capital Investment
The Company’s capital investment in the first three months of 2007 was $19.8 million, compared to $22.7 million in the first three months of 2006. During the first three months of 2007, the Company had capital spending of $10.5 million for improving process capabilities, $6.9 million for capital spares, $2.2 million for manufacturing packaging machinery and $0.2 million for compliance with environmental laws and regulations.
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
Certain liabilities of approximately $3 million were estimated and recorded in 2003 at the time of the Merger (defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006). Changes in these estimated amounts are expected to favorably impact results during 2007 although the specific period and amount has not yet been determined.
The Company’s most critical accounting policies which require significant judgment or involve complex estimations are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
To help offset inflation in 2007, the Company expects to realize approximately $40 to $50 million in year over year operating cost savings from its continuous improvement programs. In addition, contractual price escalators and price increases announced in 2006 for coated board and cartons have begun to favorably impact 2007 and should continue in the second and third quarters.
Total capital investment for 2007 is expected to be between approximately $100 million and $110 million and is expected to relate principally to improving the Company’s process capabilities, the production of packaging machinery, the acquisition of capital spares and compliance with environmental laws and regulations.
The Company also expects the following in 2007:
•	Depreciation and amortization between $185 million and $195 million.

•	Interest expense of $170 million to $180 million, including $9 million of non-cash interest expense associated with amortization of debt issuance costs.

•	Debt reduction of $60 million to $70 million.

•	Pension plan contributions of $28 million to $30 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For a discussion of certain market risks related to the Company, see Part II, Item 7A, “Quantitative and Qualitative Disclosure about Market Risk”, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no significant developments with respect to derivatives or exposure to market risk during the first three months of 2007; for a discussion of the Company’s Financial Instruments, Derivatives and Hedging Activities, see Note 11 in Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and Management’s Discussion and Analysis of Financial Condition and Results of Operations “-Financial Condition, Liquidity and Capital Resources.”
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is a party to a number of lawsuits arising in the ordinary conduct of its business. Although the timing and outcome of these lawsuits cannot be predicted with certainty, the Company does not believe that disposition of these lawsuits will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Matters.”
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2006.
ITEM 6. EXHIBITS
a) Exhibit Index

Exhibit Number	Description

10.1	Graphic Packaging International, Inc. Severance Pay Plan.

10.2	Graphic Packaging International, Inc. Management Incentive Plan.

31.1	Certification required by Rule 13a-14(a).

31.2	Certification required by Rule 13a-14(a).

32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHIC PACKAGING CORPORATION (Registrant)

/s/ STEPHEN A. HELLRUNG	Senior Vice President, General
Stephen A. Hellrung	Counsel and Secretary	May 3, 2007

/s/ DANIEL J. BLOUNT	Senior Vice President and
Daniel J. Blount	Chief Financial Officer (Principal	May 3, 2007
Financial Officer)

/s/ DEBORAH R. FRANK	Vice President and Controller
Deborah R. Frank	(Principal Accounting Officer)	May 3, 2007