Form 10-Q
period 2007-06-30
GRAPHIC PACKAGING CORP
filed 2007-08-07
CIK 886239

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐ No ☑
     As of August 1, 2007, there were 200,978,569 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

Information Concerning Forward-Looking Statements
Certain statements regarding the expectations of Graphic Packaging Corporation (“GPC” and, together with its subsidiaries, the “Company”), including, but not limited to, statements regarding the timing of the proposed combination of the Company’s business with that of Altivity Packaging, LLC, inflationary pressures, cost savings from its continuous improvement programs and manufacturing rationalization, capital spending, depreciation and amortization, interest expense, debt reduction and pension plan contributions in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, inflation of and volatility in raw material and energy costs, the Company’s substantial amount of debt, continuing pressure for lower cost products, the Company’s ability to implement its business strategies, including productivity initiatives and cost reduction plans, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that impact the Company’s ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements. Additional information regarding these and other risks is contained herein in Part II, Item 1A., “Risk Factors” and in the Company’s other filings with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GRAPHIC PACKAGING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
In millions, except share and per share amounts	2007	2006
	(Unaudited)
ASSETS

Current Assets:
Cash and Equivalents	$11.8	$7.3
Receivables, Net	261.8	230.9
Inventories	297.9	301.3
Other Current Assets	25.1	24.8

Total Current Assets	596.6	564.3

Property, Plant and Equipment, Net	1,436.7	1,488.7
Goodwill	642.3	642.3
Intangible Assets, Net	144.2	148.5
Deferred Tax Assets	345.6	345.0
Other Assets	38.1	44.8

Total Assets	$3,203.5	$3,233.6

LIABILITIES

Current Liabilities:
Short Term Debt	$23.7	$12.0
Accounts Payable	191.0	214.4
Other Accrued Liabilities	174.7	193.9

Total Current Liabilities	389.4	420.3

Long Term Debt	1,944.7	1,910.7
Deferred Tax Liabilities	484.9	475.2
Accrued Pension and Postretirement Benefits	207.5	206.7
Other Noncurrent Liabilities	42.2	39.0

Total Liabilities	3,068.7	3,051.9

SHAREHOLDERS’ EQUITY

Preferred Stock, par value $.01 per share; 50,000,000 shares authorized; no shares issued or outstanding	—	—

Common Stock, par value $.01 per share; 500,000,000 shares authorized; 200,978,569 and 200,584,591 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	2.0	2.0
Capital in Excess of Par Value	1,190.3	1,186.8
Accumulated Deficit	(961.1)	(901.1)
Accumulated Other Comprehensive Loss	(96.4)	(106.0)

Total Shareholders’ Equity	134.8	181.7

Total Liabilities and Shareholders’ Equity	$3,203.5	$3,233.6

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share amounts	2007	2006	2007	2006

Net Sales	$647.3	$625.5	$1,256.0	$1,205.9
Cost of Sales	557.8	547.6	1,103.3	1,066.0
Selling, General and Administrative	49.2	51.0	97.0	100.6
Research, Development and Engineering	2.4	3.0	5.0	6.0
Other Expense (Income), Net	0.5	(0.8)	1.6	(0.5)

Income from Operations	37.4	24.7	49.1	33.8

Interest Income	0.1	0.2	0.3	0.4
Interest Expense	(43.2)	(43.2)	(86.6)	(84.7)
Loss on Early Extinguishment of Debt	(9.5)	—	(9.5)	—

Loss before Income Taxes and Equity in Net Earnings of Affiliates	(15.2)	(18.3)	(46.7)	(50.5)

Income Tax Expense	(6.4)	(4.9)	(13.8)	(9.5)

Loss before Equity in Net Earnings of Affiliates	(21.6)	(23.2)	(60.5)	(60.0)

Equity in Net Earnings of Affiliates	0.3	0.4	0.5	0.5

Net Loss	$(21.3)	$(22.8)	$(60.0)	$(59.5)

Loss Per Share — Basic	$(0.11)	$(0.11)	$(0.30)	$(0.30)
Loss Per Share — Diluted	$(0.11)	$(0.11)	$(0.30)	$(0.30)

Weighted Average Number of Shares Outstanding — Basic	201.8	201.1	201.5	200.9
Weighted Average Number of Shares Outstanding — Diluted	201.8	201.1	201.5	200.9
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
In millions	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(60.0)	$(59.5)
Noncash Items Included in Net Loss:
Depreciation and Amortization	103.5	98.8
Loss on Early Extinguishment of Debt	9.5	—
Deferred Income Taxes	9.2	10.0
Pension, Postemployment and Postretirement Benefits Expense, Net of Contributions	6.2	11.6
Amortization of Deferred Debt Issuance Costs	4.2	4.4
Other, Net	4.2	1.7
Changes in Operating Assets & Liabilities	(67.6)	(47.9)

Net Cash Provided by Operating Activities	9.2	19.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(42.6)	(43.4)
Other, Net	(1.8)	(0.1)

Net Cash Used in Investing Activities	(44.4)	(43.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Debt	1,135.0	—
Payment on Debt	(1,135.0)	—
Borrowing under Revolving Credit Facilities	466.9	371.1
Payments on Revolving Credit Facilities	(421.0)	(351.3)
Increase in Debt Issuance Costs	(7.0)	—
Other, Net	0.5	(0.8)

Net Cash Provided by Financing Activities	39.4	19.0

EFFECT OF EXCHANGE RATE CHANGES ON CASH	0.3	—

Net Increase (Decrease) in Cash and Equivalents	4.5	(5.4)
Cash and Equivalents at Beginning of Period	7.3	12.7

CASH AND EQUIVALENTS AT END OF PERIOD	$11.8	$7.3

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
As described in the Company’s significant accounting policies, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. Actual results could differ from these estimates, and changes in these estimates are recorded when known. Certain liabilities of approximately $3 million were estimated and recorded in connection with the merger of Graphic Packaging International Corporation and Riverwood Holdings, Inc. in 2003 (the “2003 Merger”). In the second quarter of 2007, the Company determined that the liability was no longer required due to the expiration of a condition for which the liability was established. The reversal reduced Selling, General and Administrative expenses by approximately $3 million on the Condensed Consolidated Statement of Operations.
Recent Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” (“SFAS No. 159”) which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value on specified election dates. The Company is currently evaluating the impact of SFAS No. 159.
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
As of the date of adoption, the Company’s liability for unrecognized income tax benefits totaled $4.1 million, the total of which, if recognized, would affect the annual effective income tax rate. As of June 30, 2007, the Company’s unrecognized income tax benefits total $6.8 million. The increase in unrecognized income tax benefits relates to a judgment received in the Swedish tax court during the first quarter of 2007. The Company intends to defend its tax position but is unable to determine the ultimate outcome of this matter at this time.
The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1999.
The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. Accrued interest and penalties were $0.8 million and $1.5 million as of January 1, 2007 and June 30, 2007, respectively.
The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to June 30, 2008.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157.
In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (“FSP AUG AIR-1”) which is effective for fiscal years beginning after December 15, 2006. This position statement eliminates the accrue-in-advance method of accounting for planned major maintenance activities. The Company adopted FSP AUG AIR-1 on January 1, 2007 and changed to the direct expensing method allowed by FSP AUG AIR-1 and has retrospectively adjusted its 2006 quarters. The Company’s full year 2006 financial statements were not impacted. The adoption of FSP AUG AIR-1 on January 1, 2007 did not have a material impact on the Company’s financial position, results of operations or cash flows. As a result of the retrospective adjustment, Cost of Sales, Income from Operations and Net Loss were all positively impacted by $3.2 million for the three months ended June 30, 2006 and negatively impacted by $2.0 million for the six months ended June 30, 2006. Additionally, Loss Per Share, both basic and diluted, decreased $0.02 for the three months ended June 30, 2006 and increased $0.01 for the six months ended June 30, 2006.
NOTE 3 — STOCK INCENTIVE PLANS
The Company has eight equity compensation plans. The Company’s only active plan as of June 30, 2007 is the Graphic Packaging Corporation 2004 Stock and Incentive Compensation Plan (“2004 Plan”), pursuant to which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other types of stock-based awards to employees and directors of the Company. Stock options and other awards granted under all of the Company’s plans generally vest and expire in accordance with terms established at the time of grant.
Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“SFAS No. 123R”), using the modified-prospective transition method. The modified-prospective transition method applies to new awards granted, unvested awards as of the date of adoption, and awards modified, repurchased, or cancelled after the date of adoption. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.
Stock Options
The Company has not granted any stock options since 2004. During the six months ended June 30, 2007, 303,640 stock options were exercised, 552,415 stock options were cancelled and 1,298,010 were settled in cash and cancelled. The total number of shares subject to options at June 30, 2007 was 12,745,336 at a weighted average exercise price of $7.41.
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
Data concerning RSUs and stock awards granted in the first six months of 2007 is as follows:

		Weighted Avg.
		Grant Date Fair Value
In thousands	Shares	Per Share

RSUs — Employees	2,501	$4.76
Stock Awards — Board of Directors	50	$4.83
The value of the RSUs is based on the market value of the Company’s common stock on the date of grant. The RSUs payable in cash are subject to variable accounting and marked to market accordingly. The RSUs payable in cash are recorded as liabilities, whereas the RSUs payable in shares are recorded in Shareholders’ Equity. At June 30, 2007, the Company had 4,815,175 RSUs outstanding. The unrecognized expense at June 30, 2007 is approximately $11 million and is expected to be recognized over a weighted average period of 2.1 years. The weighted average period does not take into account those RSUs for which vesting and payout will be accelerated upon the consummation of the proposed combination of the Company’s business with that of Altivity Packaging, LLC. For more information on the proposed combination, see Note 10.
The value of stock awards is based on the market value of the Company’s common stock at the date of grant and recorded in Shareholders’ Equity.
During the six months ended June 30, 2007 and 2006, $5.7 and $2.9 million was charged to compensation expense, respectively.
During the first six months of 2007, the Company also issued 13,017 shares of phantom stock, representing compensation deferred by one of its directors. These shares of phantom stock vest on the date of grant and are payable upon termination of service as a director. The Company also has an obligation to issue 189,844 shares in payment of employee deferred compensation.
NOTE 4 — INVENTORIES
Inventories by major class:

	June 30,	December 31,
In millions	2007	2006

Finished goods	$142.8	$159.4
Work in progress	27.5	22.1
Raw materials	75.0	71.9
Supplies	60.3	56.8

	305.6	310.2
Less, Allowance	7.7	8.9

Total	$297.9	$301.3

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
Business segment information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2007	2006	2007	2006

NET SALES:
Paperboard Packaging	$623.3	$601.5	$1,209.7	$1,161.8
Containerboard/Other	24.0	24.0	46.3	44.1

Total	$647.3	$625.5	$1,256.0	$1,205.9

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$48.8	$37.5	$74.1	$60.2
Containerboard/Other	(3.1)	(5.1)	(6.8)	(9.8)
Corporate	(8.3)	(7.7)	(18.2)	(16.6)

Total	$37.4	$24.7	$49.1	$33.8

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
Pension and Postretirement Expense
The pension and postretirement expenses related to the U.S. plans consisted of the following:

	Pension Benefits				Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	Ended June 30,		Ended June 30,		Ended June 30,		Ended June 30,
In millions	2007	2006	2007	2006	2007	2006	2007	2006

Service Cost	$3.4	$4.0	$6.8	$8.0	$0.3	$0.3	$0.6	$0.6
Interest Cost	8.7	8.1	17.4	16.2	0.6	0.6	1.2	1.2
Expected Return on Plan Assets	(9.0)	(8.0)	(18.0)	(16.0)	—	—	—	—
Amortizations:
Prior Service Cost	0.7	0.5	1.4	1.0	—	—	—	—
Actuarial Loss	0.6	1.3	1.2	2.6	—	—	—	—

Net Periodic Cost	$4.4	$5.9	$8.8	$11.8	$0.9	$0.9	$1.8	$1.8

The Company made contributions of $5.4 million and $2.9 million to its U.S. pension plans during the first six months of 2007 and 2006, respectively. The Company expects to make contributions of approximately $25 million for the full year 2007. During 2006, the Company made $25.9 million of contributions to its U.S. pension plans.
The Company made postretirement benefit payments of $1.2 million and $2.0 million during the first six months of 2007 and 2006, respectively. The Company estimates its postretirement benefit payments for the full year 2007 to be approximately $3 million. During 2006, the Company made postretirement benefit payments of $2.7 million.

NOTE 8 — DEBT
On May 16, 2007, the Company entered into a new $1,355 million Credit Agreement (“Credit Agreement”). The Credit Agreement provides for a $300 million revolving credit facility due on May 16, 2013 and a $1,055 million term loan facility due on May 16, 2014. The revolving credit facility bears interest at a rate of LIBOR plus 225 basis points and the term loan facility bears interest at a rate of LIBOR plus 200 basis points. The facilities under the Credit Agreement replace the revolving credit facility due on August 8, 2009 and the term loan due on August 8, 2010 under the Company’s previous senior secured credit agreement. The Company’s obligations under the new Credit Agreement are secured by substantially all of the Company’s domestic assets.
In connection with the replacement of the Company’s previous revolving credit and term loan facilities and in accordance with Emerging Issues Task Force (“EITF”) 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and EITF 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements”, the Company recorded a charge of $9.5 million, which represented a portion of the unamortized deferred financing costs associated with the previous revolving credit and term loan facilities. This charge is reflected as Loss on Early Extinguishment of Debt in the Company’s Condensed Consolidated Statement of Operations. In connection with the new Credit Agreement, the Company recorded approximately $7 million of deferred financing costs. These costs, combined with the remainder of the deferred financing costs relating to the previous senior secured credit agreement, will be amortized over the term of the new facilities.
Long-Term Debt consisted of the following:

	June 30,	December 31,
In millions	2007	2006
Senior Notes with interest payable semi-annually at 8.5%, payable in 2011	$425.0	$425.0
Senior Subordinated Notes with interest payable semi-annually at 9.5%, payable in 2013	425.0	425.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (7.47% at December 31, 2006) payable through 2010	—	1,055.0
Senior Secured Revolving Facility with interest payable at various dates at floating rates (10.25% at December 31, 2006) payable in 2009	—	3.6
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (7.36% at June 30, 2007) payable through 2014	1,055.0	—
Senior Secured Revolving Facility with interest payable at various dates at floating rates (8.31% at June 30, 2007) payable in 2013	48.5	—
Other	2.1	2.4

	1,955.6	1,911.0
Less, current portion	10.9	0.3

Total	$1,944.7	$1,910.7

At June 30, 2007, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

	Total Amount of	Total Amount	Total Amount
In millions	Commitments	Outstanding	Available (a)

Revolving Credit Facility	$300.0	$48.5	$222.4
International Facilities	16.4	10.7	5.7

Total	$316.4	$59.2	$228.1

Note:

(a)	In accordance with its debt agreements, the Company’s availability under its revolving credit facility has been reduced by the amount of standby letters of credit issued of $29.1 million as of June 30, 2007. These letters of credit are used as security against its self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2007 unless extended.
The Credit Agreement and the indentures governing the Senior Notes and Senior Subordinated Notes (the “Notes”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, make dividend and other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of indentures under which the Notes are issued, engage in mergers or consolidations (not including the proposed combination of the Company’s business with that of Altivity Packaging, LLC), change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.
Under the terms of the Credit Agreement, as long as any commitment remains outstanding under the revolving credit facility, the Company must comply with a maximum consolidated leverage ratio covenant and a minimum consolidated interest expense ratio covenant. The financial covenants contained in the Credit Agreement, among other things, specify the following requirements for each period of four consecutive fiscal quarters ending March, June, September and December of:

Minimum Credit
	Maximum Consolidated	Agreement EBITDA to
	Debt to Credit Agreement	Consolidated Interest
	EBITDA Leverage Ratio (a)	Expense Ratio (a)

2007	6.75 to 1.00	1.75 to 1.00

2008	6.00 to 1.00	1.75 to 1.00

2009	5.25 to 1.00	2.00 to 1.00

2010 and thereafter	4.75 to 1.00	2.25 to 1.00

Note:

(a)	Credit Agreement EBITDA is defined in the Credit Agreement as consolidated net income before consolidated net interest expense, non-cash expenses and charges, total income tax expense, depreciation expense, expense associated with amortization of intangibles and other assets, non-cash provisions for reserves for discontinued operations, extraordinary, unusual or non-recurring gains or losses or charges or credits, gain or loss associated with sale or write-down of assets not in the ordinary course of business, and any income or loss accounted for by the equity method of accounting.
At June 30, 2007, the Company was in compliance with the financial covenants in the Credit Agreement and the ratios were as follows:
Consolidated Debt to Credit Agreement EBITDA Leverage Ratio – 5.81 to 1.00
Credit Agreement EBITDA to Consolidated Interest Expense Ratio – 2.05 to 1.00
The Company’s management believes that the presentation of Credit Agreement EBITDA and the related ratios herein provides useful information to investors because borrowings under the Credit Agreement are a key source of the Company’s liquidity, and the Company’s ability to borrow under the Credit Agreement is dependent on, among other things, its compliance with the financial ratio covenants. Any failure by the Company to comply with these financial ratio covenants could result in an event of default, absent a waiver or amendment from the lenders under such agreement, in which case the lenders may be entitled to declare all amounts owed to be due and payable immediately.

The calculations of the components of the Company’s financial covenant ratios are listed below:

Twelve Months Ended
In millions	June 30, 2007

Net Loss	$(101.1)
Income Tax Expense	24.5
Interest Expense, Net	173.7
Loss on Early Extinguishment of Debt	9.5
Depreciation and Amortization	200.7
Dividends Received, Net of Earnings of Equity Affiliates	(0.3)
Pension, Postemployment and Postretirement Benefits Expense	27.4
Merger Related Expenses	0.1
Write-Down of Assets	4.4

Credit Agreement EBITDA	$338.9

Twelve Months Ended
In millions	June 30, 2007

Interest Expense, Net	$173.7
Amortization of Deferred Debt Issuance Costs	(8.7)
Credit Agreement Interest Expense Adjustments (a)	0.1

Consolidated Interest Expense	$165.1

As of
In millions	June 30, 2007

Short Term Debt	$23.7
Long Term Debt	1,944.7

Total Debt	$1,968.4

Note:

(a)	Credit agreement interest expense adjustments include the discount from the financing of certain receivables.
The Company’s ability to comply in future periods with the financial covenants in the Credit Agreement, will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company’s control and will be substantially dependent on the selling prices for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business strategies, and meet its profitability objective. If a violation of any of the covenants occurred, the Company would attempt to obtain a waiver or an amendment from its lenders, although no assurance can be given that the Company would be successful in this regard. The Credit Agreement and the indentures governing the Notes have certain cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions. If an event of default occurs, the lenders are entitled to declare all amounts owed to be due and payable immediately.
NOTE 9 — COMPREHENSIVE INCOME (LOSS)
The following table shows the components of Comprehensive Income (Loss), net of related tax effects:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2007	2006	2007	2006

Net Loss	$(21.3)	$(22.8)	$(60.0)	$(59.5)
Other Comprehensive (Loss) Income:
Derivative Instruments (Loss) Gain	(0.6)	(1.9)	3.5	(7.4)
Currency Translation Adjustments	2.3	7.3	3.1	10.0
Amortization of Prior Service Cost	0.7	—	1.4	—
Amortization of Net Actuarial Loss	0.8	—	1.6	—

Comprehensive Loss	$(18.1)	$(17.4)	$(50.4)	$(56.9)

NOTE 10 — SUBSEQUENT EVENT
On July 9, 2007, the Company entered into a Transaction Agreement and Agreement and Plan of Merger (“Transaction Agreement”) by and among the Company, Bluegrass Container Holdings, LLC (“BCH”), TPG Bluegrass IV, L.P. (“TPG IV”), TPG Bluegrass IV-AIV 2, L.P. (“TPG IV-AIV”), TPG Bluegrass V, L.P. (“TPG V”), TPG Bluegrass V-AIV 2, L.P. (“TPG V-AIV”), Field Holdings, Inc. (“Field Holdings”), TPG FOF V-A, L.P. (“FOF V-A”), TPG FOF V-B, L.P. (“FOF V-B”), BCH Management, LLC (together with Field Holdings, TPG IV, TPG IV-AIV, TPG V, TPG V-AIV, FOF V-A, FOF V-B and any transferee of their interests in BCH, the “Sellers”), New Giant Corporation, a wholly-owned subsidiary of the Company (“Newco”), and Giant Merger Sub, Inc., a wholly-owned subsidiary of Newco (“Merger Sub”).
Under the terms of the Transaction Agreement, Merger Sub will be merged with and into the Company (the “Merger”), and the Company will become a wholly-owned subsidiary of Newco. As a result of the Merger, each issued and outstanding share of the Company’s common stock will be converted into the right to receive one newly issued share of Newco common stock. The Transaction Agreement also provides for each Seller to exchange BCH equity interests owned by each Seller for newly issued shares of Newco common stock (together with the Merger, the “Transaction”).
The effect of the Transaction is that Newco will hold all of the equity interests of Graphic Packaging Corporation and BCH, which in turn will hold all of the assets of Graphic Packaging International, Inc. and Altivity Packaging, LLC. The Company’s current stockholders will initially own approximately 60% of the outstanding common stock of Newco, while the holders of BCH equity interests will initially own approximately 40%. Newco will be renamed Graphic Packaging Holding Company and its shares are expected to trade on the New York Stock Exchange under the trading symbol “GPK”. The Transaction is expected to be completed in the fourth quarter of 2007, subject to customary shareholder and regulatory approvals.

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
Significant Factors That Impact The Company’s Business
Substantial Debt Obligations. The Company has approximately $1,968 million of outstanding debt obligations as of June 30, 2007. This debt can have significant consequences for the Company, as it requires a significant portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and restricts the Company’s ability to obtain additional financing. Covenants in the Company’s Credit Agreement limit the Company’s ability to incur additional indebtedness, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, make dividend and other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. These restrictions could limit the Company’s flexibility to respond to changing market conditions and competitive pressures. The covenants also require compliance with certain financial ratios. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See “Financial Condition, Liquidity and Capital Resources — Liquidity and Capital Resources” and “ — Covenant Restrictions” for additional information regarding the Company’s debt obligations.
Commitment to Cost Reduction. In light of increasing margin pressure throughout the paperboard packaging industry, the Company has programs in place that are designed to reduce costs, improve productivity and increase profitability. The Company utilizes a global continuous improvement initiative that uses statistical process control to help design and manage many types of activities, including production and maintenance. This includes a Six Sigma process focused on reducing variable and fixed manufacturing and administrative costs. During the first six months of 2007, the Company achieved approximately $21 million in cost savings as compared to the first six months of 2006, through its continuous improvement programs and other cost reduction initiatives.

Impact of Inflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, hardwood, chemicals, recycled fibers, purchased paperboard, paper, aluminum foil, ink, plastic films and resins, depreciation expense and labor. The Company continues to be negatively impacted by inflationary pressures, which increased costs by $18.0 million, compared to the first six months of 2006. The 2007 costs are primarily related to fiber and outside board purchases ($18.7 million); chemical-based inputs ($3.3 million); and labor and related benefits ($1.1 million); and other ($1.5 million). These increases were offset by lower energy costs ($6.6 million), mainly due to the price of natural gas. The Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. The Company has entered into swaps to hedge approximately 80% and 20% of its expected natural gas usage for the years 2007 and 2008, respectively. The Company believes that inflationary pressures, including higher costs for fiber, wood and chemical-based inputs will continue to negatively impact its results for 2007. Since negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers all inflationary or other cost increases that the Company may incur, thereby further exacerbating the inflationary problems.
Market Factors. As some products can be packaged in different types of materials, the Company’s sales are affected by competition from other manufacturers’ coated unbleached kraft paperboard, or CUK board, and other substrates — solid bleached sulfate, or SBS, recycled clay coated news, or CCN, and, internationally, white lined chipboard, or WLC. Substitute products also include shrink film, flexible packaging and corrugated containers. In addition, the Company’s sales historically are driven by consumer buying habits in the markets its customers serve. New product introductions and promotional activity by the Company’s customers and the Company’s introduction of new packaging products also impact its sales. The Company’s containerboard business is subject to conditions in the cyclical worldwide commodity paperboard markets, which have a significant impact on containerboard sales. In addition, the Company’s net sales, income from operations and cash flows from operations are subject to moderate seasonality, with demand usually increasing in the spring and summer due to the seasonality of the worldwide beverage multiple packaging markets.
The Company works to maintain market share through efficiency, product innovation and strategic sourcing to its customers; however, pricing and other competitive pressures may occasionally result in the loss of a customer relationship.
OVERVIEW OF 2007 RESULTS
•	Net Sales in the second quarter of 2007 increased by $21.8 million, or 3.5%, to $647.3 million from $625.5 million in the second quarter of 2006 due primarily to improved pricing across all of the Company’s product lines as well as volume increases in North American food and consumer cartons, open market roll stock and Europe. Also contributing to the increase was $3.6 million relating to the favorable foreign currency exchange rates in Europe.

•	Income from Operations in the second quarter of 2007 increased by $12.7 million, or 51.4%, to $37.4 million from $24.7 million in the second quarter of 2006. The improved pricing and worldwide continuous improvement programs and other cost reduction initiatives were partially offset by higher inflation, and expenses related to a planned maintenance outage.

•	Debt decreased by $9.3 million during the second quarter of 2007.

RESULTS OF OPERATIONS
Segment Information
The Company reports its results in two business segments: paperboard packaging and containerboard/other.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In millions	2007	2006	2007	2006

NET SALES:
Paperboard Packaging	$623.3	$601.5	$1,209.7	$1,161.8
Containerboard/Other	24.0	24.0	46.3	44.1

Total	$647.3	$625.5	$1,256.0	$1,205.9

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$48.8	$37.5	$74.1	$60.2
Containerboard/Other	(3.1)	(5.1)	(6.8)	(9.8)
Corporate	(8.3)	(7.7)	(18.2)	(16.6)

Total	$37.4	$24.7	$49.1	$33.8

SECOND QUARTER 2007 COMPARED WITH SECOND QUARTER 2006
Net Sales

	Three Months Ended June 30,
				Percent
In millions	2007	2006	Increase	Change

Paperboard Packaging	$623.3	$601.5	$21.8	3.6%
Containerboard/Other	24.0	24.0	—	—

Total	$647.3	$625.5	$21.8	3.5%

The components of the change in Net Sales by segment are as follows:

	Three Months Ended June 30,
		Variances
In millions	2006	Price	Volume/Mix	Exchange	Total	2007

Paperboard Packaging	$601.5	8.5	9.7	3.6	21.8	$623.3
Containerboard/Other	24.0	0.7	(0.7)	—	—	24.0

Total	$625.5	9.2	9.0	3.6	21.8	$647.3

Paperboard Packaging
The Company’s Net Sales from paperboard packaging in the second quarter of 2007 increased due to improved pricing across all product lines as well as higher volumes in North American food and consumer cartons, open market roll stock and Europe. The improvement in pricing reflects negotiated inflationary cost pass-through and other contractual increases, as well as price increases on open market roll stock. The higher volumes were partially offset by a decline in international beverage market sales. North American beverage carton sales were flat as higher beer sales offset lower soft drink sales. Favorable foreign currency exchange rates in Europe also contributed to the increase.
Containerboard/Other
The Company’s Net Sales from containerboard/other in the second quarter of 2007 were unchanged, as improved pricing in the containerboard medium market was offset by lower volume in the containerboard post print market. The improved pricing represents a quarter over quarter increase of approximately $40 per ton.

Income (Loss) from Operations

	Three Months Ended June 30,
			Increase	Percent
In millions	2007	2006	(Decrease)	Change

Paperboard Packaging	$48.8	$37.5	$11.3	30.1%
Containerboard/Other	(3.1)	(5.1)	2.0	39.2
Corporate	(8.3)	(7.7)	(0.6)	(7.8)

Total	$37.4	$24.7	$12.7	51.4%

The components of the change in Income (Loss) from Operations by segment are as follows:

	Three Months Ended June 30,
		Variances
In millions	2006	Price	Volume/Mix	Inflation	Exchange	Other (a)	Total	2007

Paperboard Packaging	$37.5	8.5	2.3	(6.7)	1.0	6.2	11.3	$48.8
Containerboard/Other	(5.1)	0.7	1.6	(0.1)	—	(0.2)	2.0	(3.1)
Corporate	(7.7)	—	—	—	—	(0.6)	(0.6)	(8.3)

Total	$24.7	9.2	3.9	(6.8)	1.0	5.4	12.7	$37.4

Note:

(a)	Includes the benefits from the Company’s cost reduction initiatives and the impact of higher depreciation and amortization expense as well as the infrastructure upgrade at the Company’s West Monroe, LA mill.
Paperboard Packaging
The Company’s Income from Operations from paperboard packaging in the second quarter of 2007 increased due to the improved pricing, the Company’s cost reduction initiatives, the higher volumes and the favorable impact of foreign currency exchange rates. These increases were partially offset by inflationary pressures primarily on fiber and outside board purchases, chemical-based inputs, labor and related benefits and higher depreciation and amortization. The quarter was also impacted by continued infrastructure upgrades at the Company’s West Monroe, LA mill, expenses related to a planned maintenance outage, and higher expenses in Europe, primarily relating to start up costs for a new converting facility in France. In addition, the 2006 second quarter was unfavorably impacted by higher manufacturing expenses of approximately $6 million to upgrade the West Monroe, LA mill’s preventive maintenance program and a $3.5 million intercompany inventory write-off.
Containerboard/Other
The Company’s Loss from Operations from containerboard/other in the second quarter of 2007 decreased due to the improved pricing and improved product mix resulting from lower sales of lower margin products.
Corporate
The Company’s Loss from Operations from corporate in the second quarter of 2007 increased primarily due to higher costs relating to stock-based compensation awards and management incentives, which were partially offset by a $3.0 million reversal of a liability recorded at the time of the 2003 Merger. For more information, see “Critical Accounting Policies” in this section. In addition, the 2006 second quarter included a favorable legal settlement.

FIRST SIX MONTHS OF 2007 COMPARED WITH FIRST SIX MONTHS OF 2006
Net Sales

	Six Months Ended June 30,
				Percent
In millions	2007	2006	Increase	Change

Paperboard Packaging	$1,209.7	$1,161.8	$47.9	4.1%
Containerboard/Other	46.3	44.1	2.2	5.0

Total	$1,256.0	$1,205.9	$50.1	4.2%

The components of the change in Net Sales by segment are as follows:

	Six Months Ended June 30,
		Variances
In millions	2006	Price	Volume/Mix	Exchange	Total	2007

Paperboard Packaging	$1,161.8	20.6	18.0	9.3	47.9	$1,209.7
Containerboard/Other	44.1	2.6	(0.4)	—	2.2	46.3

Total	$1,205.9	23.2	17.6	9.3	50.1	$1,256.0

Paperboard Packaging
The Company’s Net Sales from paperboard packaging in the first six months of 2007 increased due to improved pricing as well as higher volumes across various product lines. The improvement in pricing reflects negotiated inflationary cost pass-through and other contractual increases, as well as price increases on open market roll stock. The 2.1% increase in volume primarily relates to increased carton sales in the North American food and consumer product markets and the European beverage market, as well as sales of open market roll stock in North America. The higher volumes were partially offset by a decline in international beverage market sales. North American beverage carton sales were flat as higher beer sales offset lower soft drink sales. Favorable foreign currency exchange rates in Europe also contributed to the sales increase.
Containerboard/Other
The Company’s Net Sales from containerboard/other in the first six months of 2007 increased due to improved pricing in the containerboard medium market, which was partially offset by lower volumes in the containerboard bag market. The improved pricing represents a year over year increase of approximately $45 per ton.
Income (Loss) from Operations

	Six Months Ended June 30,
			Increase	Percent
In millions	2007	2006	(Decrease)	Change

Paperboard Packaging	$74.1	$60.2	$13.9	23.1%
Containerboard/Other	(6.8)	(9.8)	3.0	30.6
Corporate	(18.2)	(16.6)	(1.6)	(9.6)

Total	$49.1	$33.8	$15.3	45.3%

The components of the change in Income (Loss) from Operations by segment are as follows:

	Six Months Ended June 30,
		Variances
In millions	2006	Price	Volume/Mix	Inflation	Exchange	Other(a)	Total	2007

Paperboard Packaging	$60.2	20.6	2.3	(17.0)	3.3	4.7	13.9	$74.1
Containerboard/Other	(9.8)	2.6	1.4	(1.0)	—	—	3.0	(6.8)
Corporate	(16.6)	—	—	—	—	(1.6)	(1.6)	(18.2)

Total	$33.8	23.2	3.7	(18.0)	3.3	3.1	15.3	$49.1

Note:

(a)	Includes the benefits from the Company’s cost reduction initiatives and the impact of higher depreciation and amortization expense as well as the infrastructure upgrade at the Company’s West Monroe, LA mill.
Paperboard Packaging
The Company’s Income from Operations from paperboard packaging in the first six months of 2007 increased due to the improved pricing, the Company’s cost reduction initiatives, the higher volumes and the favorable impact of foreign currency exchange rates. These increases were partially offset by inflationary pressures primarily on fiber and outside board purchases, chemical-based inputs, labor and related benefits and higher depreciation and amortization. The first six months of 2007 was also impacted by continued infrastructure upgrades at the Company’s West Monroe, LA mill, expenses related to a planned maintenance outage, and higher expenses in Europe, primarily relating to start up costs for a new converting facility in France and work force reductions in the United Kingdom. In addition, 2006 was unfavorably impacted by higher manufacturing expenses of approximately $15 million primarily related to an unexpected failure in a major turbine generator and to upgrade the Company’s preventive maintenance program at the West Monroe, LA mill and a $3.5 million intercompany inventory write-off.
Containerboard/Other
Company’s Loss from Operations from containerboard/other in the first six months of 2007 decreased due primarily to the improved pricing and improved product mix resulting from lower containerboard bag sales which are sold at lower margins.
Corporate
The Company’s Loss from Operations from corporate in the first six months of 2007 increased due to a litigation settlement for approximately $0.4 million, higher costs relating to stock-based compensation awards and management incentives. Partially offsetting these increases was the reversal of a $3.0 million liability recorded at the time of the 2003 Merger. For more information, see “Critical Accounting Policies” in this section. In addition, 2006 included a favorable legal settlement.

INTEREST INCOME, INTEREST EXPENSE, INCOME TAX EXPENSE AND EQUITY IN NET EARNINGS OF AFFILIATES
Interest Income
Interest Income decreased by $0.1 million to $0.3 million in the first six months of 2007 from $0.4 million in the first six months of 2006 primarily due to lower average cash balances.
Interest Expense
Interest Expense increased by $1.9 million to $86.6 million in the first six months of 2007 from $84.7 million in the first six months of 2006, due to higher interest rates on the unhedged portion of the Company’s floating rate debt. The increase was somewhat offset by lower average debt balances during the first six months of 2007. As of June 30, 2007, approximately 35% of the Company’s total debt was subject to floating interest rates.
Loss on Early Extinguishment of Debt
Loss on Early Extinguishment of Debt was $9.5 million in the first six months of 2007. For more information see “Liquidity and Capital Resources” in this section.
Income Tax Expense
During the first six months of 2007, the Company recognized Income Tax Expense of $13.8 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $46.7 million. During the first six months of 2006, the Company recognized Income Tax Expense of $9.5 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $50.5 million. Income Tax Expense for the first six months of 2007 and 2006 was primarily due to the noncash expense of $9.8 million associated with the amortization of goodwill for tax purposes and for 2007, an increase in a liability related to a judgment received in a Swedish tax court.
Equity in Net Earnings of Affiliates
Equity in Net Earnings of Affiliates was $0.5 million in both the first six months of 2007 and 2006 which related to the Company’s equity investment in the joint venture Rengo Riverwood Packaging, Ltd.

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
Cash Flows
Cash and Equivalents increased by $4.5 million in the first six months of 2007. Cash provided in operating activities in the first six months of 2007 totaled $9.2 million, compared to $19.1 million in 2006. This decrease was principally due to the timing of interest payments as a result of the refinancing of the Company’s previous senior credit agreement on May 16, 2007. All interest accrued on the senior credit agreement on the date of the refinancing was paid at closing. Additionally, the higher net loss was partially offset by the non-cash add back for the loss on early extinguishment of debt. Cash used in investing activities in the first six months of 2007 totaled $44.4 million, compared to $43.5 million in 2006. This change was due to increased spending on patent and trademark registrations. Cash provided by financing activities in the first six months in 2007 totaled $39.4 million, compared to $19.0 million in 2006. This increase was due to higher net borrowings under the Company’s revolving credit facilities. Depreciation and amortization during the first six months of 2007 totaled $103.5 million.
Liquidity and Capital Resources
The Company’s liquidity needs arise primarily from debt service on its substantial indebtedness and from the funding of its capital expenditures, ongoing operating costs and working capital. The Company believes that cash generated from operations, together with the amounts available under the revolving credit facility will be adequate to meet its debt service, capital expenditures, ongoing operating costs and working capital needs.
On May 16, 2007, the Company entered into a new $1,355 million Credit Agreement (“Credit Agreement”). The Credit Agreement provides for a $300 million revolving credit facility due on May 16, 2013 and a $1,055 million term loan facility due on May 16, 2014. The revolving credit facility bears interest at a rate of LIBOR plus 225 basis points and the term loan facility bears interest at a rate of LIBOR plus 200 basis points. The facilities under the Credit Agreement replace the revolving credit facility due on August 8, 2009 and the term loan due on August 8, 2010 under the Company’s previous senior secured credit agreement. The Company’s obligations under the new Credit Agreement are secured by substantially all of the Company’s domestic assets.
In connection with the replacement of the Company’s previous revolving credit and term loan facilities and in accordance with Emerging Issues Task Force (“EITF”) 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and EITF 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements”, the Company recorded a charge of $9.5 million, which represented a portion of the unamortized deferred financing costs associated with the previous revolving credit and term loan facilities. This charge is reflected as Loss on Early Extinguishment of Debt in the Company’s Condensed Consolidated Statement of Operations. In connection with the new Credit Agreement, the Company recorded approximately $7 million of deferred financing costs. These costs, combined with the remainder of the deferred financing costs relating to the previous senior secured credit agreement, will be amortized over the term of the new facilities.

Long-Term Debt consisted of the following:

	June 30,	December 31,
In millions	2007	2006

Senior Notes with interest payable semi-annually at 8.5%, payable in 2011	$425.0	$425.0
Senior Subordinated Notes with interest payable semi-annually at 9.5%, payable in 2013	425.0	425.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (7.47% at December 31, 2006) payable through 2010	—	1,055.0
Senior Secured Revolving Facility with interest payable at various dates at floating rates (10.25% at December 31, 2006) payable in 2009	—	3.6
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (7.36% at June 30, 2007) payable through 2014	1,055.0	—
Senior Secured Revolving Facility with interest payable at various dates at floating rates (8.31% at June 30, 2007) payable in 2013	48.5	—
Other	2.1	2.4

	1,955.6	1,911.0
Less, current portion	10.9	0.3

Total	$1,944.7	$1,910.7

At June 30, 2007, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

	Total Amount of	Total Amount	Total Amount
In millions	Commitments	Outstanding	Available (a)

Revolving Credit Facility	$300.0	$48.5	$222.4
International Facilities	16.4	10.7	5.7

Total	$316.4	$59.2	$228.1

Note:

(a)	In accordance with its debt agreements, the Company’s availability under its revolving credit facility has been reduced by the amount of standby letters of credit issued of $29.1 million as of June 30, 2007. These letters of credit are used as security against its self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2007 unless extended.
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
Effective as of June 30, 2007, the Company had approximately $1.4 billion of net operating loss carryforwards (“NOLs”) for U.S. federal income tax purposes. These NOLs generally may be used by the Company to offset taxable income earned in subsequent taxable years.
Covenant Restrictions
The Credit Agreement and the indentures governing the Senior Notes and Senior Subordinated Notes (the “Notes”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, make dividend and other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of indentures under which the Notes are issued, engage in mergers or consolidations (not including the proposed combination of the Company’s business with that of Altivity Packaging,

LLC), change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.
Under the terms of the Credit Agreement, as long as any commitment remains outstanding under the revolving credit facility, the Company must comply with a maximum consolidated leverage ratio covenant and a minimum consolidated interest expense ratio covenant. The financial covenants contained in the Credit Agreement, among other things, specify the following requirements for each period of four consecutive fiscal quarters ending March, June, September and December of:

Minimum Credit
	Maximum Consolidated	Agreement EBITDA to
	Debt to Credit Agreement	Consolidated Interest
	EBITDA Leverage Ratio (a)	Expense Ratio (a)

2007	6.75 to 1.00	1.75 to 1.00

2008	6.00 to 1.00	1.75 to 1.00

2009	5.25 to 1.00	2.00 to 1.00

2010 and thereafter	4.75 to 1.00	2.25 to 1.00

Note:

(a)	Credit Agreement EBITDA is defined in the Credit Agreement as consolidated net income before consolidated net interest expense, non-cash expenses and charges, total income tax expense, depreciation expense, expense associated with amortization of intangibles and other assets, non-cash provisions for reserves for discontinued operations, extraordinary, unusual or non-recurring gains or losses or charges or credits, gain or loss associated with sale or write-down of assets not in the ordinary course of business, and any income or loss accounted for by the equity method of accounting.
At June 30, 2007, the Company was in compliance with the financial covenants in the Credit Agreement and the ratios were as follows:
Consolidated Debt to Credit Agreement EBITDA Leverage Ratio – 5.81 to 1.00
Credit Agreement EBITDA to Consolidated Interest Expense Ratio – 2.05 to 1.00
The Company’s management believes that the presentation of Credit Agreement EBITDA and the related ratios herein provides useful information to investors because borrowings under the Credit Agreement are a key source of the Company’s liquidity, and the Company’s ability to borrow under the Credit Agreement is dependent on, among other things, its compliance with the financial ratio covenants. Any failure by the Company to comply with these financial ratio covenants could result in an event of default, absent a waiver or amendment from the lenders under such agreement, in which case the lenders may be entitled to declare all amounts owed to be due and payable immediately.

The calculations of the components of the Company’s financial covenant ratios are listed below:

Twelve Months Ended
In millions	June 30, 2007

Net Loss	$(101.1)
Income Tax Expense	24.5
Interest Expense, Net	173.7
Loss on Early Extinguishment of Debt	9.5
Depreciation and Amortization	200.7
Dividends Received, Net of Earnings of Equity Affiliates	(0.3)
Pension, Postemployment and Postretirement Benefits Expense	27.4
Merger Related Expenses	0.1
Write-Down of Assets	4.4

Credit Agreement EBITDA	$338.9

Twelve Months Ended
In millions	June 30, 2007

Interest Expense, Net	$173.7
Amortization of Deferred Debt Issuance Costs	(8.7)
Credit Agreement Interest Expense Adjustments (a)	0.1

Consolidated Interest Expense	$165.1

As of
In millions	June 30, 2007

Short Term Debt	$23.7
Long Term Debt	1,944.7

Total Debt	$1,968.4

Note:

(a)	Credit agreement interest expense adjustments include the discount from the financing of certain receivables.
The Company’s ability to comply in future periods with the financial covenants in the Credit Agreement, will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company’s control and will be substantially dependent on the selling prices for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business strategies, and meet its profitability objective. If a violation of any of the covenants occurred, the Company would attempt to obtain a waiver or an amendment from its lenders, although no assurance can be given that the Company would be successful in this regard. The Credit Agreement and the indentures governing the Notes have certain cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions. If an event of default occurs, the lenders are entitled to declare all amounts owed to be due and payable immediately.
Capital Investment
The Company’s capital investment in the first six months of 2007 was $42.6 million, compared to $43.4 million in the first six months of 2006. During the first six months of 2007, the Company had capital spending of $22.8 million for improving process capabilities, $13.4 million for capital spares, $6.2 million for manufacturing packaging machinery and $0.2 million for compliance with environmental laws and regulations.
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
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from these estimates, and changes in these estimates are recorded when known. The critical accounting policies used by management in the preparation of the Company’s consolidated financial statements are those that are important both to the presentation of the Company’s financial condition and results of operations and require significant judgments by management with regard to estimates used.
Certain liabilities of approximately $3 million were estimated and recorded in connection with the 2003 Merger. In the second quarter of 2007, the Company determined that the liability was no longer required due to the expiration of a condition for which the liability was established. The reversal reduced Selling, General and Administrative expenses by approximately $3 million on the Condensed Consolidated Statement of Operations.
The Company’s most critical accounting policies which require significant judgment or involve complex estimations are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
NEW ACCOUNTING STANDARDS
For a discussion of recent accounting pronouncements impacting the Company, see Note 2 in Part I, Item 1, Notes to Condensed Consolidated Financial Statements.
BUSINESS OUTLOOK
The Company expects inflationary pressures for production inputs, including higher costs for fiber, wood and chemical-based inputs, to continue to impact results in 2007. These increases should be somewhat offset by lower energy costs.
To help offset inflation in 2007, the Company expects to realize approximately $40 to $50 million in year over year operating cost savings from its continuous improvement programs. In addition, contractual price escalators and price increases announced in 2006 for coated board and cartons have begun to favorably impact 2007 and should continue in the third quarter.
Total capital investment for 2007 is expected to be between approximately $100 million and $110 million and is expected to relate principally to improving the Company’s process capabilities, including manufacturing cost reductions, the production of packaging machinery, the acquisition of capital spares and compliance with environmental laws and regulations.
The Company also expects the following in 2007:
•	Depreciation and amortization between $185 million and $195 million.

•	Interest expense of $165 million to $175 million, including approximately $8 million of non-cash interest expense associated with amortization of debt issuance costs.

•	Debt reduction of $60 million to $70 million.

•	Pension plan contributions of $25 million to $30 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For a discussion of certain market risks related to the Company, see Part II, Item 7A, “Quantitative and Qualitative Disclosure about Market Risk”, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no significant developments with respect to derivatives or exposure to market risk during the first six months of 2007; for a discussion of the Company’s Financial Instruments, Derivatives and Hedging Activities, see Note 11 in Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and Management’s Discussion and Analysis of Financial Condition and Results of Operations “-Financial Condition, Liquidity and Capital Resources.”
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Company’s Annual Meeting of Stockholders held on May 15, 2007, the stockholders elected the following nominees to the Board of Directors to serve a three-year term. The votes cast were as follows:

Director	For	Withheld

Kevin J. Conway	182,753,667	9,073,112
Jeffrey H. Coors	182,496,323	9,330,456
Robert W. Tieken	190,131,341	1,505,438
The terms of John R. Miller, John D. Beckett, David W. Scheible, G. Andrea Botta, William R. Fields and Harold R. Logan, Jr. continued after the Annual Meeting of Stockholders. No matters other than the election of directors were submitted to the stockholders of the Company at the Annual Meeting.
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
GRAPHIC PACKAGING CORPORATION
(Registrant)

/s/ STEPHEN A. HELLRUNG	Senior Vice President, General
Stephen A. Hellrung	Counsel and Secretary	August 7, 2007

/s/ DANIEL J. BLOUNT	Senior Vice President and
Daniel J. Blount	Chief Financial Officer (Principal Financial Officer)	August 7, 2007

/s/ DEBORAH R. FRANK	Vice President and Controller
Deborah R. Frank	(Principal Accounting Officer)	August 7, 2007