Form 10-Q
period 2007-09-30
GRAPHIC PACKAGING CORP
filed 2007-11-09
CIK 886239

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐ No ☑
          As of November 5, 2007, there were 200,978,569 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GRAPHIC PACKAGING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
In millions, except share and per share amounts	2007	2006
	(Unaudited)
ASSETS

Current Assets:
Cash and Equivalents	$10.2	$7.1
Receivables, Net	256.9	219.2
Inventories	310.9	287.7
Other Current Assets	25.2	22.9
Assets Held for Sale	35.8	60.8

Total Current Assets	639.0	597.7

Property, Plant and Equipment, Net	1,385.9	1,458.4
Goodwill	642.3	642.3
Intangible Assets, Net	141.8	148.5
Deferred Tax Assets	344.5	344.9
Other Assets	34.2	41.8

Total Assets	$3,187.7	$3,233.6

LIABILITIES

Current Liabilities:
Short Term Debt	$18.8	$10.9
Accounts Payable	204.5	203.6
Other Accrued Liabilities	161.8	187.8
Liabilities Held for Sale	27.2	27.7

Total Current Liabilities	412.3	430.0

Long Term Debt	1,930.9	1,910.5
Deferred Tax Liabilities	480.3	465.7
Accrued Pension and Postretirement Benefits	194.0	206.7
Other Noncurrent Liabilities	44.9	39.0

Total Liabilities	3,062.4	3,051.9

SHAREHOLDERS’ EQUITY

Preferred Stock, par value $.01 per share; 50,000,000 shares authorized; no shares issued or outstanding	—	—

Common Stock, par value $.01 per share; 500,000,000 shares authorized; 200,978,569 and 200,584,591 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	2.0	2.0
Capital in Excess of Par Value	1,191.0	1,186.8
Accumulated Deficit	(975.0)	(901.1)
Accumulated Other Comprehensive Loss	(92.7)	(106.0)

Total Shareholders’ Equity	125.3	181.7

Total Liabilities and Shareholders’ Equity	$3,187.7	$3,233.6

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share amounts	2007	2006	2007	2006

Net Sales	$612.1	$595.9	$1,819.3	$1,756.0
Cost of Sales	500.1	500.5	1,555.6	1,521.5
Selling, General and Administrative	48.3	48.7	141.5	147.4
Research, Development and Engineering	2.1	2.6	6.7	8.3
Other Expense, Net	—	1.4	2.1	0.4

Income from Operations	61.6	42.7	113.4	78.4

Interest Income	0.1	0.1	0.3	0.5
Interest Expense	(41.4)	(43.3)	(127.8)	(127.8)
Loss on Early Extinguishment of Debt	—	—	(9.5)	—

Income (Loss) before Income Taxes and Equity in Net Earnings of Affiliates	20.3	(0.5)	(23.6)	(48.9)
Income Tax Expense	(5.4)	(5.2)	(19.1)	(15.3)

Income (Loss) before Equity in Net Earnings of Affiliates	14.9	(5.7)	(42.7)	(64.2)

Equity in Net Earnings of Affiliates	0.2	0.3	0.7	0.8

Income (Loss) from Continuing Operations	15.1	(5.4)	(42.0)	(63.4)

(Loss) Income from Discontinued Operations, Net of Taxes	(29.0)	0.3	(31.9)	(1.2)

Net Loss	$(13.9)	$(5.1)	$(73.9)	$(64.6)

Income (Loss) Per Share — Basic
Continuing Operations	$0.07	$(0.03)	$(0.21)	$(0.31)
Discontinued Operations	(0.14)	—	(0.16)	(0.01)

Total	$(0.07)	$(0.03)	$(0.37)	$(0.32)

Income (Loss) Per Share — Diluted
Continuing Operations	$0.07	$(0.03)	$(0.21)	$(0.31)
Discontinued Operations	(0.14)	—	(0.16)	(0.01)

Total	$(0.07)	$(0.03)	$(0.37)	$(0.32)

Weighted Average Number of Shares Outstanding — Basic	202.1	200.5	201.7	200.5
Weighted Average Number of Shares Outstanding — Diluted	206.4	200.5	201.7	200.5
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

GRAPHIC PACKAGING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
In millions	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(73.9)	$(64.6)
Noncash Items Included in Net Loss:
Depreciation and Amortization	149.7	146.6
Loss on Early Extinguishment of Debt	9.5	—
Deferred Income Taxes	14.1	15.0
Pension, Postemployment and Postretirement Benefits Expense, Net of Contributions	(5.2)	(3.0)
Amortization of Deferred Debt Issuance Costs	5.5	6.6
Impairment Charge	25.2	3.9
Other, Net	7.2	1.3
Changes in Operating Assets & Liabilities	(86.7)	(47.6)

Net Cash Provided by Operating Activities	45.4	58.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(61.6)	(63.8)
Other, Net	(3.6)	(0.4)

Net Cash Used in Investing Activities	(65.2)	(64.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Debt	1,135.0	—
Payment on Debt	(1,140.3)	—
Borrowing under Revolving Credit Facilities	681.2	495.8
Payments on Revolving Credit Facilities	(644.0)	(496.8)
Increase in Debt Issuance Costs	(7.0)	—
Other, Net	(0.2)	(0.8)

Net Cash Provided by (Used in) Financing Activities	24.7	(1.8)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	0.8	—

Net Increase (Decrease) in Cash and Equivalents	5.7	(7.8)
Cash and Equivalents at Beginning of Period (a)	7.3	12.7

Cash and Equivalents at End of Period	13.0	4.9

Less Cash and Equivalents of Assets Held for Sale at End of Period	(2.8)	(0.2)

CASH AND EQUIVALENTS OF CONTINUING OPERATIONS AT END OF PERIOD	$10.2	$4.7

     Note: (a) Does not agree to the Condensed Consolidated Balance Sheet due to cash recorded as assets held for sale.
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
The Company has reclassified the presentation of certain prior period information to conform to the current presentation format. As a result, certain assets and liabilities were retrospectively reclassified as held for sale. See Note 12 – Discontinued Operations.
NOTE 2 — ACCOUNTING POLICIES
For a summary of the Company’s significant accounting policies, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
As described in the Company’s significant accounting policies, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. Actual results could differ from these estimates, and changes in these estimates are recorded when known. Certain liabilities of approximately $3 million were estimated and recorded in connection with the merger of Graphic Packaging International Corporation and Riverwood Holdings, Inc. in 2003 (the “2003 Merger”). In the second quarter of 2007, the Company determined that the liability was no longer required due to the expiration of a condition for which the liability was established. The reversal reduced Selling, General and Administrative expenses by approximately $3 million in the Condensed Consolidated Statement of Operations.
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
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN No. 48”). FIN No. 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on an income tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and the Company adopted FIN 48 effective January 1, 2007. The adoption of FIN No. 48 did not have a material impact on the Company’s financial position, results of operations or cash flows.
As of the date of adoption, the Company’s liability for unrecognized income tax benefits totaled $4.1 million, the total of which, if recognized, would affect the annual effective income tax rate. As of September 30, 2007, the Company’s unrecognized income tax benefits total $6.5 million. The increase in unrecognized income tax benefits relates to a judgment received in the Swedish tax court during the first quarter of 2007. The Company intends to defend its tax position but is unable to determine the ultimate outcome of this matter at this time.
The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1999.
The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. Accrued interest and penalties were $0.8 million and $1.7 million as of January 1, 2007 and September 30, 2007, respectively.
The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to September 30, 2008.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157.
In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (“FSP AUG AIR-1”) which is effective for fiscal years beginning after December 15, 2006. This position statement eliminates the accrue-in-advance method of accounting for planned major maintenance activities. The Company adopted FSP AUG AIR-1 on January 1, 2007 and changed to the direct expensing method allowed by FSP AUG AIR-1 and has retrospectively adjusted its 2006 quarters. The Company’s full year 2006 financial statements were not impacted. The adoption of FSP AUG AIR-1 on January 1, 2007 did not have a material impact on the Company’s financial position, results of operations or cash flows. As a result of the retrospective adjustment, Cost of Sales, Income from Operations and Net Loss were all negatively impacted by $1.1 million for the three months ended September 30, 2006 and negatively impacted by $3.1 million for the nine months ended September 30, 2006. Additionally, Loss Per Share, both basic and diluted, increased $0.01 for the three months ended September 30, 2006 and for the nine months ended September 30, 2006.
NOTE 3 — STOCK INCENTIVE PLANS
The Company has eight equity compensation plans. The Company’s only active plan as of September 30, 2007 is the Graphic Packaging Corporation 2004 Stock and Incentive Compensation Plan (“2004 Plan”), pursuant to which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other types of stock-based awards to employees and directors of the Company. Stock options and other awards granted under all of the Company’s plans generally vest and expire in accordance with terms established at the time of grant.
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
Stock Options
The Company has not granted any stock options since 2004. During the nine months ended September 30, 2007, 303,640 stock options were exercised, 560,237 stock options were cancelled and 1,298,010 were settled in cash and cancelled. The total number of shares subject to options at September 30, 2007 was 12,737,514 at a weighted average exercise price of $7.41.
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
Data concerning RSUs and stock awards granted in the first nine months of 2007 is as follows:

		Weighted Avg.
		Grant Date Fair
In thousands, except per share amounts	Shares	Value Per Share

RSUs — Employees	2,501	$4.76
Stock Awards — Board of Directors	50	$4.83
The value of the RSUs is based on the market value of the Company’s common stock on the date of grant. The RSUs payable in cash are subject to variable accounting and marked to market accordingly. The RSUs payable in cash are recorded as liabilities, whereas the RSUs payable in shares are recorded in Shareholders’ Equity. At September 30, 2007, the Company had 4,799,882 RSUs outstanding. The unrecognized expense at September 30, 2007 is approximately $9 million and is expected to be recognized over a weighted average period of 1.9 years. The weighted average period does not take into account those RSUs for which vesting and payout will be accelerated upon the consummation of the proposed combination of the Company’s business with that of Altivity Packaging, LLC.
The value of stock awards is based on the market value of the Company’s common stock at the date of grant and recorded in Shareholders’ Equity.
During the first nine months of 2007, the Company also issued 16,123 shares of phantom stock, representing compensation deferred by one of its directors. These shares of phantom stock vest on the date of grant and are payable upon termination of service as a director. The Company also has an obligation to issue 189,844 shares in payment of employee deferred compensation.
During the nine months ended September 30, 2007 and 2006, $6.6 million and $3.4 million was charged to compensation expense, respectively.

NOTE 4 — INVENTORIES
Inventories by major class:

	September 30,	December 31,
In millions	2007	2006

Finished goods	$146.0	$150.1
Work in progress	27.8	21.8
Raw materials	85.3	70.9
Supplies	57.7	53.0

	316.8	295.8
Less, Allowance	5.9	8.1

Total	$310.9	$287.7

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
At the request of the County Administrative Board of Östergötland, Sweden, the Company conducted a risk classification of its mill property located in Norrköping, Sweden.  Based on the information collected through this activity, the Company determined that some remediation of the site is reasonably probable and recorded a $3.0 million reserve in the third quarter of 2007.  Pursuant to the Sale and Purchase Agreement dated October 16, 2007 between Graphic Packaging International Holding Sweden AB (the “Seller”) and Lagrumment December nr 1031 Aktiebolg under which the Company’s Swedish operations were sold, the Seller retains liability for certain environmental claims after the sale.  See Note 13 – Subsequent Event regarding the sale of the Swedish operations.
On October 8, 2007, the Company received a notice from the United States Environmental Protection Agency (the “EPA”) indicating that it is a potentially responsible party for the remedial investigation and feasibility study to be conducted at the Devil’s Swamp Lake site in East Baton Rouge Parish, Louisiana. The Company expects to enter into negotiations with the EPA regarding its potential responsibility and liability, but it is too early in the investigation process to quantify possible costs with respect to such site.
The Company has established reserves for those facilities or issues where liability is probable and the costs are reasonably estimable. Except for the Title V permit and Devil’s Swamp Lake issues described above, for which it is too early in the investigation and regulatory process to make a determination, the Company believes that the amounts accrued for all of its loss contingencies, and the reasonably possible loss beyond the amounts accrued, are not material to the Company’s financial position, results of operations or cash flows. The Company cannot estimate with certainty future corrective compliance, investigation or remediation costs, all of which the Company currently considers to be remote. Costs relating to historical usage or indemnification claims that the Company considers to be reasonably possible are not quantifiable at this time. The Company will continue to monitor environmental issues at each of its facilities and will revise its accruals, estimates and disclosures relating to past, present and future operations, as additional information is obtained.
Legal Matters
The Company is a party to a number of lawsuits arising in the ordinary conduct of its business. Although the timing and outcome of these lawsuits cannot be predicted with certainty, the Company does not believe that disposition of these lawsuits will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
NOTE 6 — BUSINESS SEGMENT INFORMATION
The Company reports its results in two business segments: paperboard packaging and containerboard/other. These segments are evaluated by the chief operating decision maker based primarily on income from operations. The Company’s reportable segments are based upon strategic business units that offer different products. The paperboard packaging business segment includes the production and sale of paperboard for its beverage multiple packaging and consumer products packaging businesses from its West Monroe, Louisiana, Macon, Georgia, and Kalamazoo, Michigan mills; carton converting facilities in the United States, Europe, Brazil and Canada; and the design, manufacture and installation of packaging machinery related to the assembly of cartons. The containerboard/other business segment primarily includes the production and sale of linerboard, corrugating medium and kraft paper from paperboard mills in the U.S.
Business segment information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2007	2006	2007	2006

NET SALES:
Paperboard Packaging	$586.1	$569.8	$1,747.0	$1,685.8
Containerboard/Other	26.0	26.1	72.3	70.2

Total	$612.1	$595.9	$1,819.3	$1,756.0

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$73.8	$51.4	$150.6	$113.5
Containerboard/Other	(3.7)	(3.4)	(10.5)	(13.2)
Corporate	(8.5)	(5.3)	(26.7)	(21.9)

Total	$61.6	$42.7	$113.4	$78.4

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

Pension and Postretirement Expense
The pension and postretirement expenses related to the U.S. plans consisted of the following:

	Pension Benefits				Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
In millions	2007	2006	2007	2006	2007	2006	2007	2006

Service Cost	$3.4	$4.0	$10.2	$12.0	$0.2	$0.3	$0.8	$0.9
Interest Cost	8.8	8.0	26.2	24.2	0.8	0.6	2.0	1.8
Expected Return on Plan Assets	(9.1)	(7.4)	(27.1)	(23.4)	—	—	—	—
Amortizations:
Prior Service Cost	0.8	0.6	2.2	1.6	—	—	—	—
Actuarial Loss (Gain)	0.5	1.8	1.7	4.4	(0.1)	—	(0.1)	—

Net Periodic Cost	$4.4	$7.0	$13.2	$18.8	$0.9	$0.9	$2.7	$2.7

The Company made contributions of $21.5 million and $25.6 million to its U.S. pension plans during the first nine months of 2007 and 2006, respectively. The Company expects to make contributions of approximately $25 million for the full year 2007. During 2006, the Company made $25.9 million of contributions to its U.S. pension plans.
The Company made postretirement benefit payments of $0.9 million and $2.5 million during the first nine months of 2007 and 2006, respectively. The Company estimates its postretirement benefit payments for the full year 2007 to be approximately $3 million. During 2006, the Company made postretirement benefit payments of $2.7 million.
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

Long-Term Debt consisted of the following:

	September 30,	December 31,
In millions	2007	2006

Senior Notes with interest payable semi-annually at 8.5%, payable in 2011	$425.0	$425.0
Senior Subordinated Notes with interest payable semi-annually at 9.5%, payable in 2013	425.0	425.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (7.47% at December 31, 2006) payable through 2010	—	1,055.0
Senior Secured Revolving Facility with interest payable at various dates at floating rates (10.25% at December 31, 2006) payable in 2009	—	3.6
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (7.45% at September 30, 2007) payable through 2014	1,049.7	—
Senior Secured Revolving Facility with interest payable at various dates at floating rates (8.71% at September 30, 2007) payable in 2013	40.0	—
Other	1.9	2.1

	1,941.6	1,910.7
Less, current portion	10.7	0.2

Total	$1,930.9	$1,910.5

At September 30, 2007, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

	Total Amount of	Total Amount	Total Amount
In millions	Commitments	Outstanding	Available (a)

Revolving Credit Facility	$300.0	$40.0	$246.0
International Facilities.	21.3	12.5	8.8

Total	$321.3	$52.5	$254.8

Note:

(a)	In accordance with its debt agreements, the Company’s availability under its revolving credit facility has been reduced by the amount of standby letters of credit issued of $14.0 million as of September 30, 2007. These letters of credit are used as security against its self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2008 unless extended.
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
At September 30, 2007, the Company was in compliance with the financial covenants in the Credit Agreement and the ratios were as follows:
Consolidated Debt to Credit Agreement EBITDA Leverage Ratio – 5.52 to 1.00
Credit Agreement EBITDA to Consolidated Interest Expense Ratio – 2.16 to 1.00
The Company’s management believes that the presentation of Credit Agreement EBITDA and the related ratios herein provides useful information to investors because borrowings under the Credit Agreement are a key source of the Company’s liquidity, and the Company’s ability to borrow under the Credit Agreement is dependent on, among other things, its compliance with the financial ratio covenants. Any failure by the Company to comply with these financial ratio covenants could result in an event of default, absent a waiver or amendment from the lenders under such agreement, in which case the lenders may be entitled to declare all amounts owed to be due and payable immediately.
The calculations of the components of the Company’s financial covenant ratios are listed below:

Twelve Months Ended
In millions	September 30, 2007

Net Loss	$(109.8)
Income Tax Expense	24.7
Interest Expense, Net	171.8
Loss on Early Extinguishment of Debt	9.5
Depreciation and Amortization	199.1
Dividends Received, Net of Earnings of Equity Affiliates	(0.2)
Pension, Postemployment and Postretirement Benefits Expense	24.2
Merger Related Expenses	1.5
Write-Down of Assets	26.1
RSU Compensation Expense	4.3
Environmental Reserve	3.0

Credit Agreement EBITDA	$354.2

Twelve Months Ended
In millions	September 30, 2007

Interest Expense, Net	$171.8
Amortization of Deferred Debt Issuance Costs	(7.7)

Consolidated Interest Expense	$164.1

As of
In millions	September 30, 2007

Short Term Debt	$23.4
Long Term Debt	1,930.9

Total Debt (b)	$1,954.3

Note:
(b)  Does not agree to the Condensed Consolidated Balance Sheet due to debt recorded as liabilities held for sale.

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
NOTE 9 — COMPREHENSIVE (LOSS) INCOME
The following table shows the components of Comprehensive (Loss) Income, net of related tax effects:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2007	2006	2007	2006

Net Loss	$(13.9)	$(5.1)	$(73.9)	$(64.6)
Other Comprehensive (Loss) Income:
Derivative Instruments Loss	(4.1)	(7.6)	(0.6)	(15.0)
Currency Translation Adjustments	6.2	(0.5)	9.3	9.5
Amortization of Prior Service Cost	0.8	—	2.2	—
Amortization of Net Actuarial Loss	0.8	—	2.4	—

Comprehensive Loss	$(10.2)	$(13.2)	$(60.6)	$(70.1)

NOTE 10 — EARNINGS PER SHARE
The following table summarizes the weighted average number of common shares used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2007	2006	2007	2006

Weighted Average Number of Common Shares:
Basic	202.1	200.5	201.7	200.5
Dilutive effect of Stock Options	0.3	—	—	—
Dilutive effect of Restricted Stock Units	4.0	—	—	—

Diluted	206.4	200.5	201.7	200.5

During the three months ended September 30, 2007, 11.9 million options were outstanding but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares.
NOTE 11 — IMPAIRMENT
In accordance with the FASB SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values.
During the third quarter of 2007, the Company recognized an impairment charge of $25.2 million relating to its paperboard mill located in Norrköping, Sweden (“GP-Sweden”). The Company’s plan to sell the operations led to the testing for impairment of these long-lived assets. The fair value of the impaired assets was determined based on selling price less cost to sell. The impairment charge is reflected as a component of (Loss) Income from Discontinued Operations on the Condensed Consolidated Statements of Operations. See Note 13 – Subsequent Event regarding the sale of the operations.

During the third quarter of 2006, the Company recognized an impairment charge of $3.9 million relating to its Sao Paulo, Brazil operations. The continued and projected operating losses and negative cash flows led to the testing for impairment of long-lived assets. The fair value of the impaired assets was determined using the expected present value method and third party appraisals. The impairment charge is reflected as a component of Cost of Sales on the Condensed Consolidated Statements of Operations and as a component of Income from Continuing Operations in the Company’s Paperboard Packaging Segment.
NOTE 12 — DISCONTINUED OPERATIONS
In accordance with SFAS No. 144, the Company classified the long-lived assets of GP-Sweden described in Note 11 – Impairment, as held for sale. These long-lived assets comprise operations and cash flows that can be distinguished from the rest of the Company. Since these cash flows will be eliminated from ongoing operations, the results of operations were reported in discontinued operations for all periods presented. See Note 13 – Subsequent Event regarding the sale of the operations.
Summarized financial information for discontinued operations is as follows:

	September 30,	December 31,
In millions	2007	2006

Cash and Equivalents	$2.8	$0.2
Receivables, Net	13.3	11.7
Inventories	15.8	13.6
Other Current Assets	1.0	1.9
Property, Plant and Equipment, Net	—	30.3
Other Assets	2.9	3.1

Assets Held for Sale	$35.8	$60.8

Short-Term Debt	$4.6	$1.2
Accounts Payable	11.7	10.8
Other Accrued Liabilities	7.7	6.1
Long-Term Debt	—	0.2
Deferred Tax Liabilities	3.2	9.4

Liabilities Held for Sale	$27.2	$27.7

Net Assets Held for Sale	$8.6	$33.1

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2007	2006	2007	2006

Net Sales	$25.2	$23.9	$78.1	$73.4
(Loss) Income before Income Taxes	(35.5)	0.1	(38.5)	(2.5)
GP-Sweden was included in the Paperboard Packaging segment and the Europe geographic area.
NOTE 13 — SUBSEQUENT EVENT
On October 16, 2007, Graphic Packaging International Holding Sweden AB (the “Seller”), an indirect wholly-owned subsidiary of the Company, entered into a Sale and Purchase Agreement with Lagrumment December nr 1031 Aktiebolg, a company organized under the laws of Sweden that will be renamed Fiskeby International Holding AB (the “Purchaser”), and simultaneously completed the transactions contemplated by such agreement. Pursuant to such Purchase and Sales Agreement, the Purchaser acquired all of the outstanding shares of GP-Sweden. GP-Sweden and its subsidiaries are in the business of developing, manufacturing and selling paper and packaging boards made from recycled fiber. The Sale and Purchase Agreement specifies that the purchase price is $8.6 million and contains customary representations and warranties of the Seller.
The Purchaser is affiliated with Jeffrey H. Coors, the Vice Chairman and a member of the Board of Directors of the

Company. The Seller undertook the sale of GP-Sweden to the Purchaser after a thorough exploration of strategic alternatives with respect to GP-Sweden. The transactions contemplated by the Sale and Purchase Agreement were approved by the Audit Committee of the Board of Directors of the Company pursuant to its Policy Regarding Related Party Transactions and by the full Board of Directors other than Mr. Coors.
See Note 11-Impairment regarding impairment of GP-Sweden and Note 12-Discontinued Operations regarding discontinued operations of GP-Sweden.

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
Significant Factors That Impact The Company’s Business
Substantial Debt Obligations. The Company has approximately $1,950 million of outstanding debt obligations as of September 30, 2007. This debt can have significant consequences for the Company, as it requires a significant portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and restricts the Company’s ability to obtain additional financing. Covenants in the Company’s Credit Agreement limit the Company’s ability to incur additional indebtedness, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, make dividend and other restricted payments, create liens, make equity or debt investments, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. These restrictions could limit the Company’s flexibility to respond to changing market conditions and competitive pressures. The covenants also require compliance with certain financial ratios. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See “Financial Condition, Liquidity and Capital Resources — Liquidity and Capital Resources” and “— Covenant Restrictions” for additional information regarding the Company’s debt obligations.
Commitment to Cost Reduction. In light of increasing margin pressure throughout the paperboard packaging industry, the Company has programs in place that are designed to reduce costs, improve productivity and increase profitability. The Company utilizes a global continuous improvement initiative that uses statistical process control to help design and manage many types of activities, including production and maintenance. This includes a Six Sigma process focused on reducing variable and fixed manufacturing and administrative costs. During the first nine months of 2007, the Company achieved approximately $34 million in cost savings as compared to the first nine months of 2006, through its continuous improvement programs and other cost reduction initiatives.

Impact of Inflation. The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, hardwood, chemicals, recycled fibers, purchased paperboard, paper, aluminum foil, ink, plastic films and resins, depreciation expense and labor. The Company continues to be negatively impacted by inflationary pressures, which increased costs by $29.4 million, compared to the first nine months of 2006. The 2007 costs are primarily related to fiber and outside board purchases ($29.6 million); chemical-based inputs ($6.9 million); and labor and related benefits ($1.2 million). These increases were offset by lower energy costs ($8.0 million), mainly due to the price of natural gas, and other ($0.3 million). The Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. The Company has entered into swaps to hedge approximately 80% and 35% of its expected natural gas usage for the years 2007 and 2008, respectively. The Company believes that inflationary pressures, including higher costs for fiber, wood and chemical-based inputs will continue to negatively impact its results for 2007. Since negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers all inflationary or other cost increases that the Company may incur, thereby further exacerbating the inflationary problems.
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
OVERVIEW OF 2007 RESULTS
This management’s discussion and analysis contains an analysis of Net Sales, Income from Operations and other information relevant to an understanding of results of operations. To enhance the understanding of continuing operations, this discussion and analysis excludes discontinued operations for all periods presented. Information on discontinued operations can be found in Note 12 – Discontinued Operations in Part I, Item 1, Notes to Condensed Consolidated Financial Statements.
•	Net Sales in the third quarter of 2007 increased by $16.2 million, or 2.7%, to $612.1 million from $595.9 million in the third quarter of 2006 due primarily to improved pricing across the paperboard packaging segment. Also contributing to the increase was $5.3 million relating to the favorable foreign currency exchange rates in Europe.

•	Income from Operations in the third quarter of 2007 increased by $18.9 million, or 44.3%, to $61.6 million from $42.7 million in the third quarter of 2006. The improved pricing and worldwide continuous improvement programs and other cost reduction initiatives were partially offset by higher inflation.

•	Debt decreased by $13.3 million during the third quarter of 2007.

•	On July 9, 2007, the Company entered into a Transaction Agreement and Agreement and Plan of Merger (“Transaction Agreement”) by and among the Company, Bluegrass Container Holdings, LLC (“BCH”), TPG Bluegrass IV, L.P. (“TPG IV”), TPG Bluegrass IV-AIV 2, L.P. (“TPG IV-AIV”), TPG Bluegrass V, L.P. (“TPG V”), TPG Bluegrass V-AIV 2, L.P. (“TPG V-AIV”), Field Holdings, Inc. (“Field Holdings”), TPG FOF V-A, L.P. (“FOF V-A”), TPG FOF V-B, L.P. (“FOF V-B”), BCH Management, LLC (together with Field Holdings, TPG IV, TPG IV-AIV, TPG V, TPG V-AIV, FOF V-A, FOF V-B and any transferee of their interests in BCH, the “Sellers”), New Giant Corporation, a wholly-owned subsidiary of the Company (“Newco”), and Giant Merger Sub, Inc., a wholly-owned subsidiary of Newco (“Merger Sub”). The transactions contemplated by such Transaction Agreement are expected to be completed in the fourth quarter of 2007, subject to customary shareholder and regulatory approvals.

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
RESULTS OF OPERATIONS
Segment Information
The Company reports its results in two business segments: paperboard packaging and containerboard/other.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2007	2006	2007	2006

NET SALES:
Paperboard Packaging	$586.1	$569.8	$1,747.0	$1,685.8
Containerboard/Other	26.0	26.1	72.3	70.2

Total	$612.1	$595.9	$1,819.3	$1,756.0

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$73.8	$51.4	$150.6	$113.5
Containerboard/Other	(3.7)	(3.4)	(10.5)	(13.2)
Corporate	(8.5)	(5.3)	(26.7)	(21.9)

Total	$61.6	$42.7	$113.4	$78.4

THIRD QUARTER 2007 COMPARED WITH THIRD QUARTER 2006
Net Sales

	Three Months Ended September 30,
				Percent
In millions	2007	2006	Increase	Change

Paperboard Packaging	$586.1	$569.8	$16.3	2.9%
Containerboard/Other	26.0	26.1	(0.1)	(0.4)

Total	$612.1	$595.9	$16.2	2.7%

The components of the change in Net Sales by segment are as follows:

	Three Months Ended September 30,
		Variances
In millions	2006	Price	Volume/Mix	Exchange	Total	2007

Paperboard Packaging	$569.8	10.3	0.7	5.3	16.3	$586.1
Containerboard/Other	26.1	(0.3)	0.2	—	(0.1)	26.0

Total	$595.9	10.0	0.9	5.3	16.2	$612.1

Paperboard Packaging
The Company’s Net Sales from paperboard packaging in the third quarter of 2007 increased due to improved pricing across all product lines as well as favorable foreign currency exchange rates in Europe. The improvement in pricing reflects negotiated inflationary cost pass-through and other contractual increases, as well as price increases on open market roll stock. Improved mix for higher value products in North American food and consumer cartons and Europe was offset by lower volume as the Company exited lower margin business. North American beverage carton sales were flat as higher beer sales offset lower soft drink sales.
Containerboard/Other
The Company’s Net Sales from containerboard/other in the third quarter of 2007 decreased due to lower pricing in the containerboard medium market. Higher volume in the containerboard medium and bag markets was partially offset by lower volume in the liner and post print markets.
Income (Loss) from Operations

	Three Months Ended September 30,
			Increase	Percent
In millions	2007	2006	(Decrease)	Change

Paperboard Packaging	$73.8	$51.4	$22.4	43.6%
Containerboard/Other	(3.7)	(3.4)	(0.3)	(8.8)
Corporate	(8.5)	(5.3)	(3.2)	(60.4)

Total	$61.6	$42.7	$18.9	44.3%

The components of the change in Income (Loss) from Operations by segment are as follows:

	Three Months Ended September 30,
		Variances
In millions	2006	Price	Volume/Mix	Inflation	Exchange	Other (a)	Total	2007

Paperboard Packaging	$51.4	10.3	2.2	(12.5)	2.5	19.9	22.4	$73.8
Containerboard/Other	(3.4)	(0.3)	—	—	—	—	(0.3)	(3.7)
Corporate	(5.3)	—	—	—	—	(3.2)	(3.2)	(8.5)

Total	$42.7	10.0	2.2	(12.5)	2.5	16.7	18.9	$61.6

Note:
(a)  Includes the benefits from the Company’s cost reduction initiatives as well as the infrastructure upgrade at the Company’s West Monroe, LA mill.
Paperboard Packaging
The Company’s Income from Operations from paperboard packaging in the third quarter of 2007 increased due to the improved pricing, continuing cost reduction initiatives, the improved mix and the favorable impact of foreign currency exchange rates. Performance improved at the Company’s West Monroe, LA mill. This reflects increased productivity due to improved machine reliability as well as cost savings. These increases were partially offset by inflationary pressures primarily on fiber and outside board purchases, chemical-based inputs, and labor and related benefits. The third quarter of 2006 was impacted by a $3.9 million impairment charge related to the Company’s Sao Paulo, Brazil operations.
Containerboard/Other
The Company’s Loss from Operations from containerboard/other in the third quarter of 2007 increased due to the lower pricing in the containerboard medium market.
Corporate
The Company’s Loss from Operations from corporate in the third quarter of 2007 increased primarily due to higher costs relating to outside consulting services, stock-based compensation awards and management incentives.

FIRST NINE MONTHS OF 2007 COMPARED WITH FIRST NINE MONTHS OF 2006
Net Sales

	Nine Months Ended September 30,
				Percent
In millions	2007	2006	Increase	Change

Paperboard Packaging	$1,747.0	$1,685.8	$61.2	3.6%
Containerboard/Other	72.3	70.2	2.1	3.0

Total	$1,819.3	$1,756.0	$63.3	3.6%

The components of the change in Net Sales by segment are as follows:

	Nine Months Ended September 30,
		Variances
In millions	2006	Price	Volume/Mix	Exchange	Total	2007

Paperboard Packaging	$1,685.8	29.8	20.0	11.4	61.2	$1,747.0
Containerboard/Other	70.2	2.3	(0.2)	—	2.1	72.3

Total	$1,756.0	32.1	19.8	11.4	63.3	$1,819.3

Paperboard Packaging
The Company’s Net Sales from paperboard packaging in the first nine months of 2007 increased due to improved pricing as well as higher volumes across various product lines. The improvement in pricing reflects negotiated inflationary cost pass-through and other contractual increases, as well as price increases on open market roll stock. The 1.2% increase in volume primarily relates to increased carton sales in the North American food and consumer product markets, as well as sales of open market roll stock in North America. The higher volumes were partially offset by a decline in international beverage market sales. Favorable foreign currency exchange rates in Europe also contributed to the sales increase.
Containerboard/Other
The Company’s Net Sales from containerboard/other in the first nine months of 2007 increased due to improved pricing in the containerboard medium market, which was partially offset by lower volumes in the containerboard liner, bag and post print markets. The improved pricing represents a year over year increase of approximately $25 per ton.
Income (Loss) from Operations

	Nine Months Ended September 30,
			Increase	Percent
In millions	2007	2006	(Decrease)	Change

Paperboard Packaging	$150.6	$113.5	$37.1	32.7%
Containerboard/Other	(10.5)	(13.2)	2.7	20.5
Corporate	(26.7)	(21.9)	(4.8)	(21.9)

Total	$113.4	$78.4	$35.0	44.6%

The components of the change in Income (Loss) from Operations by segment are as follows:

	Nine Months Ended September 30,
		Variances
In millions	2006	Price	Volume/Mix	Inflation	Exchange	Other (a)	Total	2007

Paperboard Packaging	$113.5	29.8	4.4	(28.4)	5.8	25.5	37.1	$150.6
Containerboard/Other	(13.2)	2.3	1.4	(1.0)	—	—	2.7	(10.5)
Corporate	(21.9)	—	—	—	—	(4.8)	(4.8)	(26.7)

Total	$78.4	32.1	5.8	(29.4)	5.8	20.7	35.0	$113.4

Note:

(a)	Includes the benefits from the Company’s cost reduction initiatives and the impact of higher depreciation and amortization expense as well as the infrastructure upgrade at the Company’s West Monroe, LA mill.
Paperboard Packaging
The Company’s Income from Operations from paperboard packaging in the first nine months of 2007 increased due to the improved pricing, cost reduction initiatives, the higher volumes and the favorable impact of foreign currency exchange rates. These increases were partially offset by inflationary pressures primarily on fiber and outside board purchases, chemical-based inputs, labor and related benefits and higher depreciation and amortization. Although the West Monroe, LA mill experienced improved performance in the third quarter of 2007, the first nine months of 2007 was unfavorably impacted by continued infrastructure upgrades and expenses related to a planned maintenance outage. Higher expenses in Europe, primarily relating to start up costs for a new converting facility in France unfavorably impacted the quarter. 2006 was unfavorably impacted by higher manufacturing expenses primarily related to an unexpected failure in a major turbine generator and to upgrade the Company’s maintenance program at the West Monroe, LA mill. The first nine months of 2006 was also impacted by a $3.9 million impairment charge related to the Company’s Sao Paulo, Brazil operations.
Containerboard/Other
Company’s Loss from Operations from containerboard/other in the first nine months of 2007 decreased due primarily to the improved pricing in the containerboard medium market and improved product mix resulting from lower containerboard bag sales which are sold at lower margins, partially offset by higher inflation.
Corporate
The Company’s Loss from Operations from corporate in the first nine months of 2007 increased due to higher costs relating to stock-based compensation awards, management incentives and outside consulting services. Partially offsetting these increases was the reversal of a $3.0 million liability recorded at the time of the 2003 Merger. For more information, see “Critical Accounting Policies” in this section. In addition, 2006 included a favorable legal settlement.

INTEREST INCOME, INTEREST EXPENSE, INCOME TAX EXPENSE AND EQUITY IN NET EARNINGS OF AFFILIATES
Interest Income
Interest Income decreased to $0.3 million in the first nine months of 2007 from $0.5 million in the first nine months of 2006 primarily due to lower average cash balances.
Interest Expense
Interest Expense was $127.8 million in the first nine months of 2007 and 2006. Interest Expense increased due to higher interest rates on the unhedged portion of the Company’s floating rate debt. This increase was offset by lower average debt balances during the first nine months of 2007 and the refinancing of the Credit Agreement in May 2007. As of September 30, 2007, approximately 35% of the Company’s total debt was subject to floating interest rates.
Loss on Early Extinguishment of Debt
Loss on Early Extinguishment of Debt was $9.5 million in the first nine months of 2007. For more information see “Liquidity and Capital Resources” in this section.
Income Tax Expense
During the first nine months of 2007, the Company recognized Income Tax Expense of $19.1 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $23.6 million. During the first nine months of 2006, the Company recognized Income Tax Expense of $15.3 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $48.9 million. Income Tax Expense for the first nine months of 2007 and 2006 was primarily due to the noncash expense of $14.6 million associated with the amortization of goodwill for tax purposes and for 2007, an increase in a liability related to a judgment received in a Swedish tax court.
Equity in Net Earnings of Affiliates
Equity in Net Earnings of Affiliates was $0.7 million the first nine months of 2007 and $0.8 million in the first nine months of 2006 and is related to the Company’s equity investment in the joint venture Rengo Riverwood Packaging, Ltd.
DISCONTINUED OPERATIONS
On October 16, 2007, Graphic Packaging International Holding Sweden AB (the “Seller”), an indirect wholly-owned subsidiary of the Company, entered into a Sale and Purchase Agreement with Lagrumment December nr 1031 Aktiebolg, a company organized under the laws of Sweden that will be renamed Fiskeby International Holding AB (the “Purchaser”), and simultaneously completed the transactions contemplated by such agreement. Pursuant to such Purchase and Sales Agreement, the Purchaser will acquire all of the outstanding shares of Graphic Packaging International Sweden (“GP-Sweden”). GP-Sweden and its subsidiaries are in the business of developing, manufacturing and selling paper and packaging boards made from recycled fiber. The Sale and Purchase Agreement specifies that the purchase price is $8.6 million and contains customary representations and warranties of the Seller.
The Purchaser is affiliated with Jeffrey H. Coors, the Vice Chairman and a member of the Board of Directors of the Company. The Seller undertook the sale of GP-Sweden to the Purchaser after a thorough exploration of strategic alternatives with respect to GP-Sweden. The transactions contemplated by the Sale and Purchase Agreement were approved by the Audit Committee of the Board of Directors of the Company pursuant to its Policy Regarding Related Party Transactions and by the full Board of Directors other than Mr. Coors.
In accordance with the FASB SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. During the third quarter of 2007, the

Company recognized an impairment charge of $25.2 million relating to GP-Sweden. The Company’s plan to sell the operations led to the testing for impairment of long-lived assets. The fair value of the impaired assets was determined based on selling price less cost to sell. The impairment charge is reflected as a component of (Loss) Income from Discontinued Operations on the Condensed Consolidated Statements of Operations.
In accordance with SFAS No. 144, the financial results of this business are classified as a discontinued operation for all periods presented in the accompanying Condensed Consolidated Financial Statements.
See Note 11 – Impairment and Note 12 – Discontinued Operations in Part I, Item 1, Notes to Condensed Consolidated Financial Statements.

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
Cash Flows
Cash and Equivalents increased by $5.7 million in the first nine months of 2007. Cash provided by operating activities in the first nine months of 2007 totaled $45.4 million, compared to $58.2 million in 2006. This decrease was principally due to the timing of interest payments as a result of the refinancing of the Company’s previous senior credit agreement on May 16, 2007. Additionally, the higher net loss was partially offset by the non-cash add back for the impairment charge and the loss on early extinguishment of debt. Changes in Operating Assets & Liabilities used $86.7 million primarily from an increase in Receivables, an increase in Inventories, and a decrease in Accrued Liabilities. Cash used in investing activities in the first nine months of 2007 totaled $65.2 million, compared to $64.2 million in 2006. Cash provided by financing activities in the first nine months in 2007 totaled $24.7 million, compared to $1.8 million used in 2006. This increase was due to higher net borrowings under the Company’s revolving credit facilities. Depreciation and amortization during the first nine months of 2007 totaled $149.7 million.
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

Long-Term Debt consisted of the following:

	September 30,	December 31,
In millions	2007	2006

Senior Notes with interest payable semi-annually at 8.5%, payable in 2011	$425.0	$425.0
Senior Subordinated Notes with interest payable semi-annually at 9.5%, payable in 2013	425.0	425.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (7.47% at December 31, 2006) payable through 2010	—	1,055.0
Senior Secured Revolving Facility with interest payable at various dates at floating rates (10.25% at December 31, 2006) payable in 2009	—	3.6
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (7.45% at September 30, 2007) payable through 2014	1,049.7	—
Senior Secured Revolving Facility with interest payable at various dates at floating rates (8.71% at September 30, 2007) payable in 2013	40.0	—
Other	1.9	2.1

	1,941.6	1,910.7
Less, current portion	10.7	0.2

Total	$1,930.9	$1,910.5

At September 30, 2007, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

	Total Amount of	Total Amount	Total Amount
In millions	Commitments	Outstanding	Available (a)

Revolving Credit Facility	$300.0	$40.0	$246.0
International Facilities	21.3	12.5	8.8

Total	$321.3	$52.5	$254.8

Note:

(a)	In accordance with its debt agreements, the Company’s availability under its revolving credit facility has been reduced by the amount of standby letters of credit issued of $14 million as of September 30, 2007. These letters of credit are used as security against its self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2008 unless extended.
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
Effective as of September 30, 2007, the Company had approximately $1.4 billion of net operating loss carryforwards (“NOLs”) for U.S. federal income tax purposes. These NOLs generally may be used by the Company to offset taxable income earned in subsequent taxable years.
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
At September 30, 2007, the Company was in compliance with the financial covenants in the Credit Agreement and the ratios were as follows:
Consolidated Debt to Credit Agreement EBITDA Leverage Ratio – 5.52 to 1.00
Credit Agreement EBITDA to Consolidated Interest Expense Ratio – 2.16 to 1.00
The Company’s management believes that the presentation of Credit Agreement EBITDA and the related ratios herein provides useful information to investors because borrowings under the Credit Agreement are a key source of the Company’s liquidity, and the Company’s ability to borrow under the Credit Agreement is dependent on, among other things, its compliance with the financial ratio covenants. Any failure by the Company to comply with these financial ratio covenants could result in an event of default, absent a waiver or amendment from the lenders under such agreement, in which case the lenders may be entitled to declare all amounts owed to be due and payable immediately.

The calculations of the components of the Company’s financial covenant ratios are listed below:

Twelve Months Ended
In millions	September 30, 2007

Net Loss	$(109.8)
Income Tax Expense	24.7
Interest Expense, Net	171.8
Loss on Early Extinguishment of Debt	9.5
Depreciation and Amortization	199.1
Dividends Received, Net of Earnings of Equity Affiliates	(0.2)
Pension, Postemployment and Postretirement Benefits Expense	24.2
Merger Related Expenses	1.5
Write-Down of Assets	26.1
RSU Compensation Expense	4.3
Environmental Reserve	3.0

Credit Agreement EBITDA	$354.2

Twelve Months Ended
In millions	September 30, 2007

Interest Expense, Net	$171.8
Amortization of Deferred Debt Issuance Costs	(7.7)

Consolidated Interest Expense	$164.1

As of
In millions	September 30, 2007

Short Term Debt	$23.4
Long Term Debt	1,930.9

Total Debt(a)	$1,954.3

Note:
(a)  Does not agree to the Condensed Consolidated Balance Sheet due to debt recorded as liabilities held for sale.
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
Capital Investment
The Company’s capital investment in the first nine months of 2007 was $61.6 million, compared to $63.8 million in the first nine months of 2006. During the first nine months of 2007, the Company had capital spending of $33.2 million for improving process capabilities, $18.7 million for capital spares, $9.5 million for manufacturing packaging machinery and $0.2 million for compliance with environmental laws and regulations.
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
At the request of the County Administrative Board of Östergötland, Sweden, the Company conducted a risk classification of its mill property located in Norrköping, Sweden.  Based on the information collected through this activity, the Company determined that some remediation of the site is reasonably probable and recorded a $3.0 million reserve in the third quarter of 2007.  Pursuant to the Sale and Purchase Agreement dated October 16, 2007 between Graphic Packaging International Holding Sweden AB (the “Seller”) and Lagrumment December nr 1031 Aktiebolg under which the Company’s Swedish operations were sold, the Seller retains liability for certain environmental claims after the sale.  See Note 13 – Subsequent Event regarding the sale of the Swedish operations.
On October 8, 2007, the Company received a notice from the United States Environmental Protection Agency (the “EPA”) indicating that it is a potentially responsible party for the remedial investigation and feasibility study to be conducted at the Devil’s Swamp Lake site in East Baton Rouge Parish, Louisiana. The Company expects to enter into negotiations with the EPA regarding its potential responsibility and liability, but it is too early in the investigation process to quantify possible costs with respect to such site.
The Company has established reserves for those facilities or issues where liability is probable and the costs are reasonably estimable. Except for the Title V permit and Devil’s Swamp Lake issues described above, for which it is too early in the investigation and regulatory process to make a determination, the Company believes that the amounts accrued for all of its loss contingencies, and the reasonably possible loss beyond the amounts accrued, are not material to the Company’s financial position, results of operations or cash flows. The Company cannot estimate with certainty future corrective compliance, investigation or remediation costs, all of which the Company currently considers to be remote. Costs relating to historical usage or indemnification claims that the Company considers to be reasonably possible are not quantifiable at this time. The Company will continue to monitor environmental issues at each of its facilities and will revise its accruals, estimates and disclosures relating to past, present and future operations as additional information is obtained.
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
To help offset inflation in 2007, the Company expects to realize approximately $40 million to $50 million in year over year operating cost savings from its continuous improvement programs.
Total capital investment for 2007 is expected to be between approximately $100 million and $110 million and is expected to relate principally to improving the Company’s process capabilities, including manufacturing cost reductions, the production of packaging machinery, the acquisition of capital spares and compliance with environmental laws and regulations.
The Company also expects the following in 2007:
•	Depreciation and amortization, excluding discontinued operations, between $190 million and $200 million.

•	Interest expense of $160 million to $170 million, including approximately $8 million of non-cash interest expense associated with amortization of debt issuance costs.

•	Debt reduction of approximately $60 million.

•	Pension plan contributions of $25 million to $30 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For a discussion of certain market risks related to the Company, see Part II, Item 7A, “Quantitative and Qualitative Disclosure about Market Risk”, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no significant developments with respect to derivatives or exposure to market risk during the first nine months of 2007; for a discussion of the Company’s Financial Instruments, Derivatives and Hedging Activities, see Note 11 in Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and Management’s Discussion and Analysis of Financial Condition and Results of Operations “-Financial Condition, Liquidity and Capital Resources.”
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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
GRAPHIC PACKAGING CORPORATION
(Registrant)

/s/ STEPHEN A. HELLRUNG Stephen A. Hellrung	Senior Vice President, General Counsel and Secretary	November 9, 2007

/s/ DANIEL J. BLOUNT Daniel J. Blount	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	November 9, 2007

/s/ DEBORAH R. FRANK Deborah R. Frank	Vice President and Controller (Principal Accounting Officer)	November 9, 2007