Form 10-K
period 2007-12-31
GRAPHIC PACKAGING CORP
filed 2008-02-29
CIK 886239

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

COMMISSION FILE NUMBER: 1-13182
Graphic Packaging Corporation
(Exact name of registrant as specified in its charter)

Delaware	58-2205241
(State of incorporation)	(I.R.S. employer identification no.)

814 Livingston Court, Marietta, Georgia	30067
(Address of principal executive offices)	(Zip Code)

(770) 644-3000
Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value per share	New York Stock Exchange
Series A Junior Participating Preferred Stock	New York Stock Exchange
Purchase Rights Associated with the Common Stock

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates at June 30, 2007 was $335.6 million.

As of February 25, 2008, there were 200,980,403 shares of the registrant’s Common Stock, $0.01 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2008 are incorporated by reference into Part III of this Annual Report on Form 10-K.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements regarding the expectations of Graphic Packaging Corporation, including, but not limited to, statements regarding the effect of contractual price escalators and price increases for coated paperboard and cartons, inflationary pressures, cost savings from its continuous improvement programs and manufacturing rationalization, capital spending, depreciation and amortization, interest expense, debt reduction and pension plan contributions in this report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations. These risks and uncertainties include, but are not limited to, the Company’s substantial amount of debt, inflation of and volatility in raw material and energy costs, continuing pressure for lower cost products, the Company’s ability to implement its business strategies, including productivity initiatives and cost reduction plans, the Company’s ability to consummate the proposed combination with Altivity Packaging, LLC and realize the anticipated benefits of such transaction, currency movements and other risks of conducting business internationally, and the impact of regulatory and litigation matters, including those that impact the Company’s ability to protect and use its intellectual property. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made and the Company undertakes no obligation to update such statements. Additional information regarding these and other risks is contained herein under Item 1A., “Risk Factors”.

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

The Company reports its results in two business segments: paperboard packaging and containerboard/other. The Company operates in four geographic areas: the United States (“U.S.”)/North America, Central/South America, Europe and Asia Pacific. For business segment and geographic area information for each of the last three fiscal years, see Note 13 in the Notes to Consolidated Financial Statements included herein under Item 8., “Financial Statements and Supplementary Data”.

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

On July 9, 2007, the Company entered into a Transaction Agreement and Agreement and Plan of Merger (“Transaction Agreement”) by and among the Company, Bluegrass Container Holdings, LLC, a Delaware limited liability company (“BCH”), the owners of BCH, New Giant Corporation, a wholly-owned subsidiary of the Company (“New Graphic”), and Giant Merger Sub, Inc., a wholly-owned subsidiary of New Graphic (“Merger Sub”). The Transaction Agreement provides for the combination of the Company and Altivity Packaging, LLC, (“Altivity”) a wholly-owned subsidiary of BCH. Altivity is a provider of packaging solutions, including folding cartons and paperboard, multi-wall bags, flexible packaging and labels. On January 17, 2008, the Company’s stockholders approved the proposal to adopt the Transaction Agreement and approved the proposed combination with Altivity and approved certain related matters. The transaction remains subject to the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Company at the request of the U.S. Department of Justice has voluntarily agreed to extend the waiting period to March 3, 2008.

On October 16, 2007, Graphic Packaging International Holding Sweden AB (the “Seller”), an indirect wholly-owned subsidiary of the Company, entered into a Sale and Purchase Agreement with Lagrumment December nr 1031 Aktiebolg, a company organized under the laws of Sweden to sell all of the outstanding shares of Graphic Packaging International Sweden (“GP-Sweden”) for $8.6 million. The results of operations for GP-Sweden have been eliminated from the Company’s continuing operations and classified as discontinued operations for each period presented within the Company’s Consolidated Statements of Operations. See Note 15

in the Notes to Consolidated Financial Statements included herein under Item 8., “Financial Statements and Supplementary Data”.

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

Paperboard Packaging

The Company’s paperboard packaging products deliver marketing and performance benefits at a competitive cost. The Company supplies paperboard cartons and carriers designed to protect and contain products while providing:

•	convenience through ease of carrying, storage, delivery, dispensing of product and food preparation for consumers;

•	a smooth surface printed with high-resolution, multi-color graphic images that help improve brand awareness and visibility of products on store shelves; and

•	durability, stiffness, wet and dry tear strength; leak, abrasion and heat resistance; barrier protection from moisture, oxygen, oils and greases as well as enhanced microwave heating performance.

The Company produces paperboard at its mills, prints, cuts and glues (“converts”) the paperboard into folding cartons at its converting plants and designs and manufactures specialized, proprietary packaging machines that package bottles and cans and, to a lesser extent, non-beverage consumer products. The Company installs its packaging machines at customer plants and provides support, service and advanced performance monitoring of the machines. The Company also sells the paperboard it produces to independent converters and, particularly in its international operations, to joint ventures which, in turn, sell converted beverage cartons to end-users for use on the Company’s proprietary packaging machines. The Company also sells limited amounts of CUK board to customers for use on third-party packaging machines.

The Company offers a variety of laminated, coated and printed packaging structures that are produced from its CUK board and CRB, as well as other grades of paperboard that are purchased from third-party suppliers. The Company produces cartons using diverse structural designs and combinations of paperboard, films, foils, metallization, holographics, embossing and other characteristics that are tailored to the needs of individual products. The Company provides a wide range of paperboard packaging solutions for the following end-use markets:

•	beverage, including beer, soft drinks, energy drinks, water and juices;

•	food, including cereal, desserts, frozen, refrigerated and microwavable foods;

•	prepared foods, including snacks, quick-serve foods in restaurants and food service products; and

•	household products, including dishwasher and laundry detergent, health care and beauty aids, and tissues and papers.

For its beverage customers, the Company supplies beverage cartons in a variety of designs and formats, including 4, 6, 8, 12, 18, 20, 24, 30 and 36 unit multi-packs. Its proprietary high speed beverage packaging machines package cans, bottles and other beverage containers into its beverage cartons. The Company believes the use of such machines creates “pull-through” demand for its cartons, which in turn creates demand for its CUK board. The Company seeks to increase the customers’ use of its integrated packaging solutions in order to improve its revenue opportunities, enhance customer relationships, provide customers with greater packaging line and supply chain efficiencies and overall cash benefits, and expand opportunities for the Company to provide value-added support and service. The Company enters into annual or multi-year carton supply contracts with its customers, which generally require the customer to purchase a fixed portion of its carton requirements from the Company.

The Company’s packaging applications meet the needs of its customers for:

Strength Packaging.  Through its application of materials and package designs, the Company provides sturdiness to meet a variety of packaging needs, including tear and wet strength, puncture resistance, durability and compression strength (providing stacking strength to meet store display packaging requirements). The Company achieves such strength characteristics through combinations of paperboard and film laminates tailored on a product-by-product basis. The Company’s patented Z-Flute® carton is a key component of the Company’s strength packaging portfolio. Z-Flute offers customers the strength of corrugate with the performance characteristic of a folding carton due to the strategic location of reinforcing paperboard strips.

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

Convenience Packaging.  These packaging solutions improve package usage and food preparation:

•	beverage multiple packaging — Fridge Vendor® and 4, 6, 8, 12, 18, 20, 24, 30 and 36 unit multi-packs for beer, soft drinks, energy drinks, water and juices;

•	active microwave technologies — MicroRite®, Qwik Crisp®, Quilt Wavetm and MicroFlex® substrates that improve the preparation of foods in the microwave;

•	easy opening and closing features — pour spouts and sealable liners;

•	IntegraPaktm— the Company’s alternative to traditional “bag-in-box” packaging; and

Barrier Packaging.  The Company provides packages that protect against moisture, grease, oil, oxygen, sunlight, insects and other potential product-damaging factors. Its barrier technologies integrate a variety of specialized laminate and extruded film layers, metallized package layers, package sealing, applied coatings and other techniques — all customized to specific barrier requirements. IntegraPak, the Company’s alternative to traditional “bag-in-box” packaging, is a prime example of our ability to create a barrier package with paperboard lamination technology.

Converting Operations

The Company converts CUK board and CRB, as well as other grades of paperboard, into cartons at 24 carton converting plants that the Company operates in the U.S., Canada, the United Kingdom, Spain, France and Brazil, as well as through converting plants associated with its joint ventures in Japan and Denmark, contract converters and at licensees in other markets outside the U.S. The converting plants print, cut and glue paperboard into cartons designed to meet customer specifications. These plants utilize roll-fed web-printing presses with in-line cutters and sheet-fed printing presses to print and cut paperboard. Printed and cut cartons are in turn frequently glued and then shipped to the Company’s customers.

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

Paperboard Production

CUK Board Production.  The Company is the larger of two worldwide producers of CUK board. CUK board is a specialized high-quality grade of coated paperboard with excellent wet and dry tear strength characteristics and printability for high resolution graphics that make it particularly suited for a variety of packaging applications. The Company produces CUK board at its West Monroe, Louisiana mill and its Macon, Georgia mill. The Company has three machines at its West Monroe mill and two machines at its Macon mill capable of making paperboard. The Company’s CUK board production at its West Monroe and Macon mills was approximately 766,000 and 548,000 net tons, respectively, in 2007. The Company consumes approximately 77% of the West Monroe and Macon mills’ output in its carton converting operations.

CUK board is manufactured from blends of pine fibers and, in some cases, recycled fibers, such as double lined kraft cuttings from corrugated box plants (“DLK”) and clippings from its converting operations. Virgin fiber is obtained in the form of wood chips or pulp wood acquired through open market purchases or the Company’s long-term purchase contract with Plum Creek Timber Company, L.P. See “Energy and Raw Materials.” Wood chips are chemically treated to form softwood pulp, which are then blended (together, in some cases, with recycled fibers). In the case of carrierboard (paperboard used in the beverage industry’s multi-pack cartons), chemicals are added to increase moisture resistance. The pulp is then processed through the mill’s paper machines, which consist of a paper-forming section, a press section (where water is removed by pressing the wet paperboard between rolls), a drying section and a coating section. Coating on CUK board, principally a mixture of pigments, binding agents and water, provides a white, smooth finish, and is applied in multiple steps to achieve desired levels of brightness, smoothness and shade on the print side of the paperboard. After the CUK board is coated, it is wound into rolls, which are then shipped to the Company’s converting plants or to outside converters.

CRB Production.  The Company’s CRB is a grade of recycled paperboard that offers superior quality graphics, strength and appearance characteristics when compared to other recycled grades. The Company has two machines at its Kalamazoo, Michigan mill capable of making paperboard. The Company’s CRB production at its Kalamazoo, Michigan mill was approximately 392,000 net tons in 2007. The mill is the largest CRB facility in North America. The mill’s paperboard is specifically designed to maximize throughput on high-speed web-litho presses. The Company consumes approximately 88% of the Kalamazoo mill’s output in its carton converting operations, and the mill is an integral part of its low-cost converting strategy.

Packaging Design and Proprietary Packaging Machinery

The Company has six research and design centers located in Golden, Colorado; Concord, New Hampshire; Marietta, Georgia; Menasha, Wisconsin; West Monroe, Louisiana; and Mississauga, Ontario, Canada. At these centers, the Company designs, tests and manufactures prototype packaging and paperboard for consumer products packaging applications. The Company designs and tests packaging machinery at its Marietta, Georgia product development center. The Company’s Golden, Colorado product development center contains full size pilot lines. In the Concord, New Hampshire facility the focus is on consumer packaging structural design development and rapid prototyping to meet the short turn around requirements of customers. The Company also utilizes a network of computer equipment at its converting facilities to provide automated computer-to-plate graphic services designed to improve efficiencies and reduce errors associated with the pre-press preparation of printing plates. The Company creates innovative graphic designs that integrate carton shape and function with customer desired identification and information while achieving point-of-sale attention.

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

At the Company’s product development center in Marietta, Georgia, the Company integrates carton and packaging machinery designs from a common database balancing carton manufacturing costs and packaging line performance. The Company also manufactures and designs packaging machines for beverage multiple packaging and other multi-pack consumer products packaging applications at its principal U.S. manufacturing facility in Crosby, Minnesota and at a facility near Barcelona, Spain. The Company leases substantially all of its packaging machines to customers, typically under machinery use agreements with original terms of three to six years.

The Company employs a “pull-through” marketing strategy for its multiple packaging customers, the key elements of which are (1) the design and manufacture of proprietary packaging machines capable of packaging plastic and glass bottles, cans and other primary containers, (2) the installation of the machines at customer locations under multi-year machinery use arrangements and (3) the development of proprietary cartons with high-resolution graphics for use on those machines.

The Company’s packaging machines are designed to package polyethylene terephthalate (“PET”) bottles, glass bottles, cans and other primary beverage containers, as well as non-beverage consumer products. In order to meet customer requirements, the Company has developed a portfolio of packaging machines consisting of three principal machinery lines, which includes a variety of option specific models to meet the specific customer needs. Its machines package cans and PET or glass bottles in a number of formats including baskets, clips, trays, wraps and fully enclosed cartons. These machines have multi-pack ranges and have the ability to package cans at speeds of up to 3,000 cans per minute.

The Company manufactures and leases packaging machines to its non-beverage consumer products packaging customers, internationally and in the U.S., but to a lesser extent than its beverage multiple packaging customers. Its non-beverage consumer products packaging machines are designed to package cans or bottles in wraps or fully enclosed cartons. The Company also manufactures ancillary equipment, such as machines for inserting coupons in cartons, applying backer-cards to blisterpacks, automatic lidding or other automated and customized pick-and-place applications or for dividing or turning filled packages.

The Company has introduced innovative beverage packaging machines such as its Quikflex® family of machines that package Fridge Vendor and Twin Stack® style cartons. The Quikflex® TS, a double-layer multiple-packaging design, packages Twin Stack cartons providing better portability and a more visible billboard, or advertising space, compared with conventional large-volume multipacks. Double-layer packaging allows for cans to be stacked vertically in a double layer in the same paperboard carton. The Company’s other lines of packaging machines include the Marksman®, a family of machines designed to package bottles, cans, juice boxes and dairy products in a variety of wrap configurations and the Autoflextm, a machine designed to package bottles in a variety of basket style carton configurations. The Company’s newest packaging machines incorporate an advanced performance monitoring system called RADAR II®. This system provides continuous monitoring and reporting to the Company in real time over the Internet of the performance of packaging machines installed at customers’ sites and provides technical support on-line and improved operational performance. The Company continues to innovate in new machinery development and design to drive our business and offer customers the latest packaging machinery technology to meet their changing needs.

Containerboard/Other

In the U.S., the Company manufactures containerboard — linerboard, corrugating medium and kraft paper — for sale in the open market. Corrugating medium is combined with linerboard to make corrugated containers. Kraft paper is used primarily to make grocery bags and sacks. Although the Company’s principal paper machines have the capacity to produce both linerboard and CUK board, the Company has shifted significant mill capacity away from linerboard production on its CUK-capable board machines to more profitable packaging applications. The Company continues to operate two paper machines dedicated to the production of corrugating medium and kraft paper at its West Monroe mill.

In 2007, the Company produced approximately 128,000 tons of corrugating medium, approximately 4,000 tons of kraft paper, approximately 3,000 tons of linerboard and approximately 37,000 tons of various other linerboard products from its West Monroe mill. The primary customers for the Company’s U.S. containerboard production are independent and integrated corrugated converters. The Company sells corrugating medium and linerboard through direct sales offices and agents in the U.S. Outside of the U.S., linerboard is primarily distributed through independent sales representatives.

The Company’s containerboard business operates within a highly fragmented industry. Most products within this industry are viewed as commodities, consequently, selling prices tend to be cyclical as they are affected by economic activity and industry capacity.

Joint Ventures

To market machinery-based packaging systems, the Company is a party to joint ventures with Rengo Riverwood Packaging, Ltd. (in Japan) and Graphic Packaging International — Schur A/S (in Denmark), in which it holds a 50% and 60% ownership interest, respectively. The joint venture agreements cover CUK board supply, use of proprietary carton designs and marketing and distribution of packaging systems.

Marketing and Distribution

The Company markets its paperboard and paperboard-based products principally to multinational brewers, soft drink bottlers, food companies, and other well-recognized consumer products companies. It also sells paperboard in the open market to independent and integrated paperboard converters.

The Company’s major customers for beverage cartons include Anheuser-Busch Companies, Inc., SABMiller plc, Molson Coors Brewing Company, numerous Coca-Cola and Pepsi bottling companies, Inbev, Kirin, and Asahi Breweries. The Company also sells beverage paperboard in the open market to independent converters, including licensees of its proprietary carton designs, for the manufacture of beverage cartons.

The Company’s non-beverage consumer products packaging customers include Kraft Foods, Inc., General Mills, Inc., Nestle Group, Unilever, PepsiCo, Inc., Kellogg Company, The Schwan Food Company and Perseco. It also sells its paperboard to numerous independent and integrated converters who convert the paperboard into cartons for consumer products. The Company has long-standing relationships with a number of major independent and integrated converters who have agreed to purchase a significant portion of their paperboard requirements from the Company and to assist the Company in customer development efforts and who use the Company’s products to grow the market for paperboard.

Distribution is primarily accomplished through direct sales offices in the U.S., Australia, Brazil, China, Denmark, Germany, Italy, Japan, Mexico, Spain, and the United Kingdom and, to a lesser degree, through broker arrangements with third parties. The Company’s selling activities are supported by its technical and developmental staff.

During 2007, the Company did not have any one customer who represented 10% or more of its net sales.

Competition

A relatively small number of large competitors hold a significant portion of the paperboard packaging industry. The Company’s primary competitors include Altivity, Caraustar Industries, Inc., International Paper Company, MeadWestvaco Corporation, Packaging Corporation of America, R.A. Jones & Company, Inc., Cascades, Inc., and Rock-Tenn Company. There are only two major producers in the U.S. of CUK board, MeadWestvaco Corporation and the Company. The Company faces significant competition in its CUK board business from MeadWestvaco, as well as from other packaging materials manufacturers. Like the Company,

MeadWestvaco produces and converts CUK board, designs and places packaging machines with customers and sells CUK board in the open market.

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

In non-beverage consumer products packaging, the Company’s paperboard competes principally with MeadWestvaco’s CUK board, CRB and solid bleached sulphate board (“SBS”) from numerous competitors and, internationally, folding boxboard, white-lined chip, and duplex/triplex paperboard. CUK board and CRB have generally been priced in a range that is lower than SBS board. There are a large number of producers in the paperboard markets, which are subject to significant competitive and other business pressures. Suppliers of paperboard compete primarily on the basis of price, strength and printability of their paperboard, quality and service.

Energy and Raw Materials

Pine pulpwood, paper and recycled fibers (including DLK and old corrugated containers (“OCC”)) and energy used in the manufacture of paperboard, as well as various chemicals used in the coating of paperboard represent the largest components of the Company’s variable costs of paperboard production. The cost of these materials is subject to market fluctuations caused by factors largely beyond the Company’s control.

Since the October 1996 sale of the Company’s timberlands in Louisiana and Arkansas, the Company relies on private landowners and the open market for all of its pine pulpwood and recycled fiber requirements, supplemented by CUK board clippings that are obtained from its converting operations. Under the terms of the sale of those timberlands, the Company entered into a 20-year supply agreement with the buyer, Plum Creek Timber Company, L.P., with a 10-year renewal option, for the purchase by the Company, at market-based prices, of a majority of the West Monroe mill’s requirements for pine pulpwood and residual chips. An assignee of Plum Creek supplies residual chips to the Company pursuant to this supply agreement. The Company purchases the remainder of the wood fiber used in CUK board production at the West Monroe mill from other private landowners in this region. The Company believes that adequate supplies of open market timber currently are available to meet its fiber needs at the West Monroe mill.

The Macon mill purchases most of its fiber requirements on the open market, and is a consumer of recycled fiber, primarily in the form of clippings from the Company’s domestic converting plants as well as DLK and other recycled fibers. The Company has not experienced any significant difficulties obtaining sufficient DLK or other recycled fibers for its Macon mill operations, which the Company purchases in part from brokers located in the eastern U.S. The Macon mill purchases substantially all of its pine pulpwood requirements from private landowners in central and southern Georgia. Because of the adequate supply and large concentration of private landowners in this area, the Company believes that adequate supplies of pine pulpwood timber currently are available to meet its fiber needs at the Macon mill.

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

Backlog

Orders from the Company’s principal customers are manufactured and shipped with minimal lead time. The Company did not have a material amount relating to backlog orders at December 31, 2007 or 2006. The Company’s entire backlog at December 31, 2007 is expected to be shipped during the first quarter 2008.

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

Research, Development and Engineering

The Company’s research and development staff works directly with its sales and marketing personnel to understand long term consumer and retailer trends and create new packaging solutions. These innovative solutions across the Company growth platforms provide the business and customers with differentiated packaging solutions. The Company’s development efforts include, but are not limited to, extending the shelf life of customers’ products, reducing production costs, enhancing the heat-managing characteristics of food packaging and refining packaging appearance through new printing techniques and materials. The Company’s revolutionary Fridge Vendor carton, a horizontal beverage 12-pack that delivers cold beverages while conserving refrigerator space, is but one example of the Company’s successful projects involving both carton and machine design to introduce a new consumer-friendly package. This patented package has proven popular with consumers because it is convenient and with the Company’s customers because it enables them to sell more product. Another award-winning package solution is the Company’s MicroRite even heating trays that are used for frozen entrees or side dishes that benefit from directing heat towards frozen food centers and deflecting heat from vulnerable food edges to emulate in the microwave the even baking delivered by the conventional oven. Qwik Crisp, MicroFlex Q and Quilt Wave complete the microwave product line. This new product line delivers conventional oven quality at microwave preparation speed and convenience to meet the needs of today’s consumers. The Company’s new patented Z-Flute technology is a third area of innovation that is providing a growth vehicle for the business. Z-Flute technology provides the strength of a corrugate package with the performance characteristics of a folding carton due to the strategic lamination of paperboard strips. For more information on research and development expenses see Note 2 in the Notes to Consolidated Financial Statements included herein under Item 8., “Financial Statements and Supplementary Data”.

Patents and Trademarks

As of December 31, 2007, the Company had a large patent portfolio, presently owning, controlling or holding rights to more than 1,200 U.S. and foreign patents, with more than 700 U.S. and foreign patent applications currently pending. The Company’s patent portfolio consists primarily of patents relating to packaging machinery, manufacturing methods, structural carton designs and microwave and barrier protection packaging. These patents and processes are significant to the Company’s operations and are supported by trademarks such as Z-Flute, Fridge Vendor, IntegraPak, MicroRite and Quilt Wave. The Company takes significant steps to protect its intellectual property and proprietary rights. The Company does not believe that the expiration of any of its patents at the end of their normal lives will have a material adverse effect on its financial condition or results of operations, and the Company’s operations are not dependent upon any single patent or trademark.

Employees and Labor Relations

As of December 31, 2007, the Company had approximately 7,400 employees worldwide (excluding employees of joint ventures), of which approximately 49% were represented by labor unions and covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

Certain employees in the U.S. are covered by collective bargaining agreements at 11 different sites with 11 union contracts. The Company has contracts with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union (“USW”), the Association of Western Pulp and Paper Workers (“AWPPW”) and the International Brotherhood of Teamsters (“IBT”).

Name of
Type of Facility and Location	Union	Expiration of Agreement

Paperboard Mills:
Kalamazoo, MI	USW	January 25, 2011
Macon, GA(a)	USW	December 31, 2010
West Monroe, LA	USW	February 28, 2009
Converting Plants:
Charlotte, NC	USW	August 12, 2009
Cincinnati, OH	USW	January 31, 2010
Gordonsville, TN	USW	October 14, 2010
Kalamazoo, MI	IBT	July 31, 2010
Kalamazoo, MI	USW	January 25, 2011
Menasha, WI	IBT	June 30, 2009
Menasha, WI	USW	October 31, 2008(b)
Portland, OR	AWPPW	February 28, 2013
Wausau, WI	IBT	June 30, 2009
Wausau, WI	USW	October 31, 2008(b)
West Monroe, LA	USW	August 31, 2009

Notes:

(a)	The International Association of Machinists and Aerospace Workers and the International Brotherhood of Electrical Workers represent certain maintenance employees at the Macon, GA mill who are covered by the same agreement that the Company has with USW.

(b)	The Company and Union expect to begin negotiations for a new agreement in September 2008.

The Company’s international employees are represented by unions in Brazil, France, Spain, and the United Kingdom.

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

The following risks could affect (and in some cases have affected) the Company’s actual results and could cause such results to differ materially from estimates or expectations reflected in certain forward-looking statements:

The Company’s substantial indebtedness may adversely affect its financial health, its ability to obtain financing in the future, and its ability to react to changes in its business.

As of December 31, 2007, the Company had an aggregate principal amount of approximately $1.9 billion of outstanding debt. Because of the Company’s substantial debt, the Company’s ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be restricted in the future. The Company is also exposed to the risk of increased interest costs because approximately $0.6 billion of its debt is at variable rates of interest. As such, a significant portion of the Company’s cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available for other purposes. In 2008, the Company estimates it will pay between $145 million and $155 million in interest on its outstanding debt obligations.

Additionally, the Company’s Credit Agreement contains covenants that prohibit or restrict, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees) and payment of dividends, loans or advances and certain other types of transactions. The covenants also require compliance with certain financial ratios. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance.

The substantial debt and the restrictions under the Credit Agreement could limit the Company’s flexibility to respond to changing market conditions and competitive pressures as well as its ability to withstand competitive pressures. The material outstanding debt obligations and the Credit Agreement restrictions may also leave the Company more vulnerable to a downturn in general economic conditions or its business or unable to carry out capital expenditures that are necessary or important to its growth strategy and productivity improvement programs.

Significant increases in prices for raw materials, energy, transportation and other necessary supplies and services could adversely affect the Company’s financial results.

Increases in the cost and availability of raw materials, including petroleum-based materials, the cost of energy, the cost of wood primarily for the West Monroe mill, transportation and other necessary services could have an adverse effect on the Company’s financial results. The Company is also limited in its ability to pass along such cost increases to customers due to contractual provisions and competitive reasons.

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

Approximately 49% of the Company’s workforce is represented by labor unions, whose goals and objectives may differ significantly from the Company’s. The Company may not be able to successfully negotiate new union contracts covering the employees at its various sites without work stoppages or labor difficulties. These events may also occur as a result of other factors. A prolonged disruption at any of the Company’s facilities due to work stoppages or labor difficulties could have a material adverse effect on its net sales, margins and cash flows. In addition, if new union contracts contain significant increases in wages or other benefits, the Company’s margins would be adversely impacted.

The Company may not be able to adequately protect its intellectual property and proprietary rights, which could harm its future success and competitive position.

The Company’s future success and competitive position depend in part upon its ability to obtain and maintain protection for certain proprietary carton and packaging machine technologies used in its value added products, particularly those incorporating the Fridge Vendor, IntegraPak, MicroFlex Q, MicroRite, Quilt Wave, Qwik Crisp and Z-Flute technologies. Failure to protect the Company’s existing intellectual property rights may result in the loss of valuable technologies or may require it to license other companies’ intellectual property rights. It is possible that any of the patents owned by the Company may be invalidated, circumvented, challenged or licensed to others or any of its pending or future patent applications may not be issued within the scope of the claims sought by the Company, if at all. Further, others may develop technologies that are similar or superior to the Company’s technologies, duplicate its technologies or design around its patents, and steps taken by the Company to protect its technologies may not prevent misappropriation of such technologies.

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

The Company has several converting plants in 5 foreign countries and sells its products worldwide. For 2007, before intercompany eliminations, net sales from operations outside of the U.S. represented approximately 17% of the Company’s net sales. The Company’s revenues from export sales fluctuate with changes in foreign currency exchange rates. At December 31, 2007, approximately 7% of its total assets were denominated in currencies other than the U.S. dollar. The Company has significant operations in countries that use the British pound sterling, the Australian dollar, the Japanese yen or the euro as their functional currencies. The Company cannot predict major currency fluctuations. The Company pursues a currency hedging program in order to limit the impact of foreign currency exchange fluctuations on financial results.

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

The failure to complete the transaction with Altivity could cause the Company to incur significant fees and expenses and could lead to negative perceptions among investors, potential investors and customers.

In the event the combination with Altivity is not completed, the Company may bear certain fees and expenses associated with the transaction that would not be offset by any benefits from the transaction, in addition to the significant costs incurred prior to any termination of the Transaction Agreement. In addition, investors, potential investors and customers may consider the failure to complete the transaction to be a significantly negative development regarding the Company. The market price of the Company’s common stock may reflect positive market assumptions that the transaction will be completed and the related benefits will be realized. As a consequent of any or all of the foregoing, the Company’s stock price may be negatively impacted by the failure to complete the transaction.

The anticipated benefits of combining the operations of the Company and Altivity may not be realized, and the Company may face difficulties integrating Altivity’s operations.

The Company and BCH entered into the Transaction Agreement with the expectation that the transaction would result in various benefits, including, among other things, cost synergies and operating efficiencies. However, the achievement of the anticipated benefits of the transaction, including the cost synergies, cannot be assured or may take longer than expected. In addition, the Company may not be able to integrate Altivity’s operations with the Company’s existing operations without encountering difficulties, including:

•	inconsistencies in standards, systems and controls;

•	the diversion of management’s focus and resources from ordinary business activities and opportunities;

•	difficulties in achieving expected cost savings associated with the transaction;

•	difficulties in the assimilation of employees and in creating a unified corporate culture;

•	challenges in retaining existing customers and obtaining new customers;

•	challenges in attracting and retaining key personnel; and

•	changes to the proposed transaction that may be necessary to obtain required regulatory approvals.

These risks may be exacerbated by the fact that Altivity is the result of the combination of the Smurfit-Stone Container Corporation’s Consumer Packaging Division and the Field Companies in 2006, and Altivity continues to integrate these predecessor companies and receive integration support from Smurfit-Stone Container Corporation. As a result of these risks, the Company may not be able to realize the expected revenue and cash flow growth and other benefits that it expects to achieve from the transaction. In addition, the Company may be required to spend additional time or money on integration efforts that would otherwise have been spent on the development and expansion of its business and services.

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

Type of Facility and Location	Related Segment(s) or Use of Facility

Paperboard Mills:
Kalamazoo, MI	Paperboard Packaging
Macon, GA	Paperboard Packaging
West Monroe, LA	Paperboard Packaging; Containerboard/Other
Converting Plants:
Bristol, Avon, United Kingdom	Paperboard Packaging
Centralia, IL	Paperboard Packaging
Charlotte, NC	Paperboard Packaging
Cincinnati, OH	Paperboard Packaging
Fort Smith, AR	Paperboard Packaging
Golden, CO	Paperboard Packaging
Gordonsville, TN(a)	Paperboard Packaging
Igualada, Barcelona, Spain	Paperboard Packaging
Jundiai, Sao Paulo, Brazil	Paperboard Packaging
Kalamazoo, MI	Paperboard Packaging
Kendallville, IN	Paperboard Packaging
Lawrenceburg, TN	Paperboard Packaging
Le Pont de Claix, France	Paperboard Packaging
Lumberton, NC	Paperboard Packaging
Masnieres, France	Paperboard Packaging
Menasha, WI	Paperboard Packaging
Mississauga, Ontario, Canada	Paperboard Packaging
Mitchell, SD	Paperboard Packaging
Perry, GA(b)	Paperboard Packaging
Portland, OR	Paperboard Packaging
Richmond, VA	Paperboard Packaging
Tuscaloosa, AL	Paperboard Packaging
Wausau, WI	Paperboard Packaging
West Monroe, LA	Paperboard Packaging
Other:
Concord, NH	Research and development
Crosby, MN	Packaging machinery engineering design and manufacturing
Golden, CO	Research and development/office
Igualada, Barcelona, Spain(c)	Packaging machinery engineering design and manufacturing
Marietta, GA	Research and development and packaging machinery engineering design
Menasha, WI	Research and development
Mississauga, Ontario, Canada	Research and development
West Monroe, LA	Research and development

Notes:

(a)	Two facilities, one leased.

(b)	The facility is leased from the Middle Georgia Regional Development Authority in consideration of the issuance of industrial development bonds by such entity.

(c)	Leased facility.

ITEM 3.	LEGAL PROCEEDINGS

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

During the fourth quarter of 2007, there were no matters submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the definitive proxy statement that will be filed within 120 days after December 31, 2007.

Jeffrey H. Coors, 63, was named Vice Chairman of the Company in August 2006 and served until his retirement in December 2007. Mr. Coors continues to serve as a member of the Board of Directors of the Company and served as Executive Chairman since the closing of the Merger in August 2003 until August 2007. Mr. Coors was Chairman of the former Graphic Packaging International Corporation from 2000 until the closing of the Merger, and was its Chief Executive Officer and President from its formation in 1992 until the closing of the Merger in August 2003. Mr. Coors served as Executive Vice President of the Adolph Coors Company from 1991 to 1992 and as its President from 1985 to 1989, as well as at Coors Technology Companies as its President from 1989 to 1992.

Stephen M. Humphrey, 63, was named Vice Chairman of the Company in January 2007 and served until his retirement in December 2007. Prior to that time he had served as a Director, President and Chief Executive Officer of the Company from March 1997 until December 2006. From 1994 through 1996, Mr. Humphrey was Chairman, President and Chief Executive Officer of National Gypsum Company, a manufacturer and supplier of building products and services. From 1981 until 1994, Mr. Humphrey was employed by Rockwell International Corporation, a manufacturer of electronic industrial, automotive products, telecommunications systems and defense electronics products and systems, where he held a number of key executive positions.

David W. Scheible, 51, was appointed as a Director, President and Chief Executive Officer of the Company in January 2007. Prior to that time he had served as the Chief Operating Officer since October 2004. Mr. Scheible served as the Company’s Executive Vice President of Commercial Operations from the closing of the Merger in August 2003 until October 2004. Mr. Scheible served as Chief Operating Officer of Graphic Packaging International Corporation from June 1999 until the closing of the Merger. He also served as President of Graphic Packaging International Corporation’s Flexible Division from January to June 1999. Previously, Mr. Scheible was affiliated with the Avery Denison Corporation, working most recently as its Vice President and General Manager of the Specialty Tape Division from 1995 through January 1999 and Vice President and General Manager of the Automotive Division from 1993 to 1995.

Daniel J. Blount, 52, has been the Company’s Senior Vice President and Chief Financial Officer since September 2005. From October 2003 until September 2005, he was the Senior Vice President, Integration. From the closing of the Merger in August 2003 until October 2003, he was the Senior Vice President, Integration, Chief Financial Officer and Treasurer. From June 2003 until August 2003, he was Senior Vice President, Chief Financial Officer and Treasurer. From September 1999 until June 2003, Mr. Blount was Senior Vice President and Chief Financial Officer. Mr. Blount was named Vice President and Chief Financial Officer of Riverwood Holding in September 1998. Prior to joining the Company, Mr. Blount spent 13 years at Montgomery Kone, Inc., an elevator, escalator and moving ramp product manufacturer, installer and service provider, serving last as Senior Vice President, Finance.

Michael P. Doss, 41, has been the Senior Vice President, Consumer Products Packaging of the Company since September 2006. From the closing of the Merger in August 2003 through September 2006, Mr. Doss served as the Company’s Vice President of Operations, Universal Packaging Division. Since joining Graphic Packaging International Corporation in 1990, he has held positions of increasing management responsibility, including Plant Manager at the Gordonsville, TN and Wausau, WI facilities. Mr. Doss was Director of Web Systems for the Universal Packaging Division before his promotion to Vice President of Operations.

Stephen A. Hellrung, 60, has been the Company’s Senior Vice President, General Counsel and Secretary since October 2003. He was Senior Vice President, General Counsel and Secretary of Lowe’s Companies, Inc., a home improvement specialty retailer, from April 1999 until June 2003. Prior to joining Lowe’s Companies, Mr. Hellrung held similar positions with The Pillsbury Company and Bausch & Lomb, Incorporated.

Wayne E. Juby, 60, has been the Company’s Senior Vice President, Human Resources since April 2001. Mr. Juby joined the Company in November 2000 and was Director, Corporate Training, until April 2001. Prior to joining the Company, Mr. Juby was Vice President, Human Resources, of National Gypsum Company, from 1994 until 1996.

Robert M. Simko, 48, has been the Company’s Senior Vice President, Paperboard since December 2005. From October 2002 until December 2005, Mr. Simko served as Vice President, Supply Chain Operations. Mr. Simko joined the Company in February 1999 as the Vice President and Resident Manager, Georgia Paperboard Operations after serving as the Director of Operations for Sealright Co., Inc. for approximately three years and holding several key manufacturing positions with the Films Division at Mobil Chemical Co.

Michael R. Schmal, 54, has been the Company’s Senior Vice President, Beverage since the closing of the Merger in August 2003 and was the Vice President and General Manager, Brewery Group of the Company from October 1996 until August 2003. Prior to that time, Mr. Schmal held various positions at the Company since 1981.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

GPC’s common stock (together with the associated stock purchase rights) is traded on the New York Stock Exchange under the symbol “GPK.” The historical range of the high and low sales price per share for each quarter of 2007 and 2006 are as follows:

	2007		2006

	High	Low	High	Low

First Quarter	$6.04	$4.11	$3.00	$1.94
Second Quarter	5.40	4.52	4.09	2.09
Third Quarter	6.10	4.07	4.09	3.20
Fourth Quarter	4.97	3.66	4.57	3.45

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

On February 25, 2008, there were approximately 2,054 stockholders of record and approximately 3,260 beneficial holders of GPC’s common stock.

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

	08/11/03	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07

Graphic Packaging Corporation	$100.00	$99.02	$175.61	$55.61	$105.61	$90.00
S&P 500 Index	100.00	114.27	126.70	132.93	153.92	162.38
DJ U.S. Container & Packaging Index	100.00	119.40	142.85	141.95	159.11	169.81

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company and in the Notes to Consolidated Financial Statements included herein under Item 8., “Financial Statements and Supplementary Data”.

	Year Ended December 31,
In millions, except per share amounts	2007	2006	2005	2004	2003

Statement of Operations Data:
Net Sales	$2,421.2	$2,321.7	$2,294.3	$2,295.5	$1,591.6
Income from Operations	151.2	93.8	86.5	111.6	98.7
Loss from Continuing Operations	(49.1)	(97.4)	(90.1)	(63.2)	(100.7)
(Loss) Income from Discontinued Operations, Net of Taxes	(25.5)	(3.1)	(1.0)	2.3	5.0
Net Loss(a)	(74.6)	(100.5)	(91.1)	(60.9)	(95.7)
(Loss) Income Per Share — Basic:
Continuing Operations	(0.24)	(0.48)	(0.45)	(0.32)	(0.68)
Discontinued Operations	(0.13)	(0.02)	(0.01)	0.01	0.03
Total	(0.37)	(0.50)	(0.46)	(0.31)	(0.65)
(Loss) Income Per Share — Diluted:
Continuing Operations	(0.24)	(0.48)	(0.45)	(0.32)	(0.68)
Discontinued Operations	(0.13)	(0.02)	(0.01)	0.01	0.03
Total	(0.37)	(0.50)	(0.46)	(0.31)	(0.65)
Weighted average number of shares outstanding:
Basic	201.8	201.1	200.0	198.9	148.3
Diluted	201.8	201.1	200.0	198.9	148.3
Balance Sheet Data:
(as of period end)
Cash and Equivalents	$9.3	$7.3	$12.7	$7.3	$17.5
Total Assets	2,777.3	2,888.6	3,005.2	3,111.3	3,200.3
Total Debt	1,878.4	1,922.7	1,978.3	2,025.2	2,154.6
Total Shareholders’ Equity	144.0	181.7	268.7	386.9	438.4
Additional Data:
Depreciation & Amortization	$189.6	$188.5	$198.8	$223.1	$154.6
Capital Spending(b)	95.9	94.5	110.8	149.1	136.6
Research, Development and Engineering Expense	9.2	10.8	9.2	8.7	6.6

Notes:

(a)	For the years ended December 31, 2007 and 2003, the Company recorded a Loss on Early Extinguishment of Debt of $9.5 million and $45.3 million, respectively, net of applicable tax.

(b)	Includes capitalized interest and amounts invested in packaging machinery.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This management’s discussion and analysis of financial conditions and results of operation is intended to provide investors with an understanding of the Company’s past performance, its financial condition and its prospects. The following will be discussed and analyzed:

Overview of Business

Overview of 2007 Results

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

Significant Factors That Impact The Company’s Business

Impact of Inflation.  The Company’s cost of sales consists primarily of energy (including natural gas, fuel oil and electricity), pine pulpwood, chemicals, recycled fibers, purchased paperboard, paper, aluminum foil, ink, plastic films and resins, depreciation expense and labor. The Company continues to be negatively impacted by inflationary pressures which increased year over year costs by $39.3 million, $67.0 million and $93.6 million in 2007, 2006, and 2005, respectively. The 2007 costs are primarily related to fiber, outside board purchases and corrugated shipping containers ($38.7 million); chemical-based inputs ($8.3 million); and other ($2.7 million). These increases were offset by lower energy costs ($8.9 million), mainly due to the price of natural gas, and freight ($1.5 million). The Company has entered into contracts designed to manage risks associated with future variability in cash flows caused by changes in the price of natural gas. The Company has hedged approximately 45% of its expected natural gas usage for the year 2008. The Company believes that inflationary pressures, including higher costs for fiber, wood and chemical-based inputs will continue to negatively impact its results for 2008. Since negotiated sales contracts and the market largely determine the pricing for its products, the Company is at times limited in its ability to raise prices and pass through to its customers any inflationary or other cost increases that the Company may incur, thereby further exacerbating the inflationary problems.

Substantial Debt Obligations.  The Company has $1,878.4 million of outstanding debt obligations as of December 31, 2007. This debt can have significant consequences for the Company, as it requires a significant portion of cash flow from operations to be used for the payment of principal and interest, exposes the Company to the risk of increased interest rates and restricts the Company’s ability to obtain additional financing. Covenants in the Company’s Credit Agreement also prohibit or restrict, among other things, the disposal of assets, the incurrence of additional indebtedness (including guarantees) and payment of dividends, loans or advances and certain other types of transactions. These restrictions could limit the Company’s flexibility to respond to changing market conditions and competitive pressures. The covenants also require compliance with certain financial ratios. The Company’s ability to comply in future periods with the financial covenants will depend on its ongoing financial and operating performance, which in turn will be subject to many other factors, many of which are beyond the Company’s control. See “Financial Condition, Liquidity and Capital Resources — Liquidity and Capital Resources” and “— Covenant Restrictions” for additional information regarding the Company’s debt obligations.

Commitment to Cost Reduction.  In light of increasing margin pressure throughout the paperboard packaging industry, the Company has programs in place that are designed to reduce costs, improve productivity and increase profitability. The Company utilizes a global continuous improvement initiative that uses statistical process control to help design and manage many types of activities, including production and maintenance. This includes a Six Sigma process focused on reducing variable and fixed manufacturing and administrative costs. The Company expanded the continuous improvement initiative to include the deployment of Lean principles into manufacturing and supply chain services. As the Company strengthens the systems approach to continuous improvement, Lean supports the efforts to build a high performing culture. During 2007, two converting facilities utilized Lean manufacturing techniques focused on make-ready time reduction or reducing product lead times. In 2008, the Company plans to expand deployment of Lean principles throughout the organization. During 2007, the Company achieved $46.0 million in cost savings through its continuous improvement programs and manufacturing initiatives.

Competition and Market Factors.  As some products can be packaged in different types of materials, the Company’s sales are affected by competition from other manufacturers’ coated unbleached kraft paperboard, or CUK board, and other substrates — solid bleached sulfate, or SBS and recycled clay coated news, or CCN. Substitute products also include shrink film and corrugated containers. In addition, the Company’s sales historically are driven by consumer buying habits in the markets its customers serve. New product introductions and promotional activity by the Company’s customers and the Company’s introduction of new packaging products also impact its sales. The Company’s containerboard business is subject to conditions in the cyclical worldwide commodity paperboard markets, which have a significant impact on containerboard sales. In addition, the Company’s net sales, income from operations and cash flows from operations are subject to moderate seasonality, with demand usually increasing in the spring and summer due to the seasonality of the worldwide beverage multiple packaging markets.

The Company works to maintain market share through efficiency, product innovation and strategic sourcing to its customers; however, pricing and other competitive pressures may occasionally result in the loss of a customer relationship.

OVERVIEW OF 2007 RESULTS

This management’s discussion and analysis contains an analysis of Net Sales, Income from Operations and other information relevant to an understanding of results of operations. To enhance the understanding of continuing operations, this discussion and analysis excludes discontinued operations for all periods presented. Information on discontinued operations can be found in Note 15 in the Notes to Consolidated Financial Statements included herein under Item 8. “Financial Statements and Supplementary Data”.

•	Net Sales in 2007 increased by $99.5 million, or 4.3%, to $2,421.2 million from $2,321.7 million in 2006 due to improved pricing in both segments as well as increased volume in the paperboard packaging segment, primarily for North America open market and consumer packaging. Also contributing to the increase was favorable foreign currency exchange rates in Europe and Australia.

•	Income from Operations in 2007 increased by $57.4 million, or 61.2%, to $151.2 million from $93.8 million in 2006 due to the increased pricing and volume, and continuous improvement programs. These increases were partially offset by higher inflation, primarily for fiber.

•	Cost savings of $46.0 million helped offset inflation of $39.3 million.

•	Debt decreased by $44.3 million during 2007.

RESULTS OF OPERATIONS

Segment Information

The Company reports its results in two business segments: paperboard packaging and containerboard/other. Business segment information is as follows:

	Year Ended December 31,
In millions	2007	2006	2005

NET SALES:
Paperboard Packaging	$2,325.9	$2,227.1	$2,208.1
Containerboard/Other	95.3	94.6	86.2

Total	$2,421.2	$2,321.7	$2,294.3

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$210.0	$146.9	$161.3
Containerboard/Other	(13.5)	(17.9)	(16.1)
Corporate	(45.3)	(35.2)	(58.7)

Total	$151.2	$93.8	$86.5

2007 COMPARED WITH 2006

Net Sales

	Year Ended December 31,
				Percent
In millions	2007	2006	Increase	Change

Paperboard Packaging	$2,325.9	$2,227.1	$98.8	4.4%
Containerboard/Other	95.3	94.6	0.7	0.7

Total	$2,421.2	$2,321.7	$99.5	4.3%

The components of the change in Net Sales by segment are as follows:

	Year Ended December 31,
		Variances
In millions	2006	Price	Volume/Mix	Exchange	Total	2007

Paperboard Packaging	$2,227.1	$39.6	$40.0	$19.2	$98.8	$2,325.9
Containerboard/Other	94.6	2.9	(2.2)	—	0.7	95.3

Total	$2,321.7	$42.5	$37.8	$19.2	$99.5	$2,421.2

Paperboard Packaging

The Company’s Net Sales from paperboard packaging in 2007 increased by $98.8 million, or 4.4%, to $2,325.9 million from $2,227.1 million in 2006 due to improved pricing across all product lines as well as increased volume in North America open market and consumer packaging. The improvement in pricing reflects negotiated inflationary cost pass-throughs and other contractual increases, as well as price increases on open market rollstock. The 1.9% increase in volume primarily relates to increased carton sales in the North American food and consumer product markets, primarily for frozen and dry cartons, and sales of open market rollstock. North American beer volumes increased and included the introduction of 18 and 20 multi-packs previously packaged in containerboard. Also contributing to the increase was favorable foreign currency exchange rates, primarily in Europe and Australia.

Containerboard/Other

The Company’s Net Sales from containerboard/other in 2007 increased by $0.7 million, or 0.7%, to $95.3 million from $94.6 million in 2006 due primarily to improved pricing in the containerboard medium and bag markets. The pricing increase was partially offset by lower volume for liner and post print.

Income (Loss) from Operations

	Year Ended December 31,
			Increase	Percent
In millions	2007	2006	(Decrease)	Change

Paperboard Packaging	$210.0	$146.9	$63.1	43.0%
Containerboard/Other	(13.5)	(17.9)	4.4	24.6
Corporate	(45.3)	(35.2)	(10.1)	(28.7)

Total	$151.2	$93.8	$57.4	61.2%

The components of the change in Income (Loss) from Operations by segment are as follows:

	Year Ended December 31,
		Variances
In millions	2006	Price	Volume/Mix	Inflation	Exchange	Other(a)	Total	2007

Paperboard Packaging	$146.9	$39.6	$8.9	$(37.5)	$6.1	$46.0	$63.1	$210.0
Containerboard/Other	(17.9)	2.9	3.3	(1.8)	—	—	4.4	(13.5)
Corporate	(35.2)	—	—	—	—	(10.1)	(10.1)	(45.3)

Total	$93.8	$42.5	$12.2	$(39.3)	$6.1	$35.9	$57.4	$151.2

Note:

(a)	Includes the benefits from the Company’s cost reduction initiatives.

Paperboard Packaging

The Company’s Income from Operations from paperboard packaging in 2007 increased by $63.1 million, or 43.0%, to $210.0 million from $146.9 million in 2006 due primarily to the increased pricing and volume and improved performance, primarily at the Company’s West Monroe, LA mill. As previously disclosed, the Company had undertaken an initiative to upgrade the mills maintenance program. In addition, cold outage was expanded to include the overhaul of the clarifier in 2006. Continuous improvement initiatives also benefited the other product lines. These increases were partially offset by inflationary pressures, primarily for fiber, chemical-based inputs and outside board purchases.

Containerboard/Other

The Company’s Loss from Operations from containerboard/other was $13.5 million in 2007 compared to a loss of $17.9 million in 2006. This change of $4.4 million was due primarily to improved pricing in the containerboard medium and bag markets, as well as decreased volume in liner and post print which is sold at a lower margin. These increases were partially offset by inflation.

Corporate

The Company’s Loss from Operations from corporate was $45.3 million in 2007 compared to a loss of $35.2 million in 2006. This $10.1 million increase was due primarily to increased expenses for stock-based compensation, management incentives, and merger-related expenses related to the anticipated transaction with Altivity. Partially offsetting these increases was the reversal of a $3.0 million liability recorded at the time of the 2003 Merger. In addition, 2006 included a favorable legal settlement.

INTEREST INCOME, INTEREST EXPENSE, INCOME TAX EXPENSE, AND EQUITY IN NET EARNINGS OF AFFILIATES

Interest Income

Interest Income was $0.4 million in 2007 and $0.6 million in 2006.

Interest Expense

Interest Expense decreased by $3.8 million to $168.2 million in 2007 from $172.0 million in 2006. Interest Expense decreased due to lower average debt balances during the year and the refinancing of the Credit Agreement in May 2007. This decrease was partially offset due to higher interest rates on the unhedged portion of the Company’s floating rate debt. As of December 31, 2007, approximately 31% of the Company’s total debt was subject to floating interest rates.

Income Tax Expense

During 2007, the Company recognized Income Tax Expense of $23.9 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $26.1 million. During 2006, the Company recognized Income Tax Expense of $20.8 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $77.6 million. Income Tax Expense for 2007 and 2006 primarily relates to the noncash expense associated with the amortization of goodwill for tax purposes, benefits related to losses in certain foreign countries and tax withholding in foreign jurisdictions. Income tax expense for 2007 also increased due to a liability related to a judgment received in a Swedish tax court.

Equity in Net Earnings of Affiliates

Equity in Net Earnings of Affiliates was $0.9 million in 2007 and $1.0 million in 2006 and is related to the Company’s equity investment in the joint venture Rengo Riverwood Packaging, Ltd.

2006 COMPARED WITH 2005

Net Sales

	Year Ended December 31,
				Percent
In millions	2006	2005	Increase	Change

Paperboard Packaging	$2,227.1	$2,208.1	$19.0	0.9%
Containerboard/Other	94.6	86.2	8.4	9.7

Total	$2,321.7	$2,294.3	$27.4	1.2%

The components of the change in Net Sales by segment are as follows:

	Year Ended December 31,
		Variances
In millions	2005	Price	Volume/Mix	Exchange	Total	2006

Paperboard Packaging	$2,208.1	$23.6	$(3.3)	$(1.3)	$19.0	$2,227.1
Containerboard/Other	86.2	9.4	(1.0)	—	8.4	94.6

Total	$2,294.3	$33.0	$(4.3)	$(1.3)	$27.4	$2,321.7

Paperboard Packaging

The Company’s Net Sales from paperboard packaging in 2006 increased by $19.0 million, or 0.9%, to $2,227.1 million from $2,208.1 million in 2005 due primarily to improved pricing and product mix in the North American food and consumer product carton markets. Also contributing to the increase was favorable product mix in the North American beverage market. These increases were partially offset by unfavorable mix in Europe and lower volumes in the North American food and consumer product carton markets. Additionally, improved pricing in open market rollstock and Asia were completely offset by lower volumes.

Containerboard/Other

The Company’s Net Sales from containerboard/other in 2006 increased by $8.4 million, or 9.7%, to $94.6 million from $86.2 million in 2005 due primarily to improved pricing in the containerboard medium and liner markets as well as increased volumes of liner and rollstock. These increases were partially offset by unfavorable product mix for liner and medium.

Income (Loss) from Operations

	Year Ended December 31,
			Increase	Percent
In millions	2006	2005	(Decrease)	Change

Paperboard Packaging	$146.9	$161.3	$(14.4)	(8.9)%
Containerboard/Other	(17.9)	(16.1)	(1.8)	(11.2)
Corporate	(35.2)	(58.7)	23.5	40.0

Total	$93.8	$86.5	$7.3	8.4%

The components of the change in Income (Loss) from Operations are as follows:

	Year Ended December 31,
		Variances
In millions	2005	Price	Volume/Mix	Inflation	Exchange	Other(a)	Total	2006

Paperboard Packaging	$161.3	$23.6	$(4.5)	$(55.8)	$3.7	$18.6	$(14.4)	$146.9
Containerboard/Other	(16.1)	9.4	0.2	(11.2)	—	(0.2)	(1.8)	(17.9)
Corporate	(58.7)	—	—	—	3.0	20.5	23.5	(35.2)

Total	$86.5	$33.0	$(4.3)	$(67.0)	$6.7	$38.9	$7.3	$93.8

Note:

(a)	Includes the benefits from the Company’s cost reduction initiatives.

Paperboard Packaging

The Company’s Income from Operations from paperboard packaging in 2006 decreased by $14.4 million, or 8.9%, to $146.9 million from $161.3 million in 2005 due primarily to inflationary pressures primarily on energy, chemical-based inputs, freight, labor and related benefits and higher manufacturing costs, primarily at the Company’s West Monroe, LA mill. These costs include an initiative to upgrade the mill’s preventive maintenance program, the conversion of the mill’s primary boiler to allow for the burning of bark which will in turn lower energy costs, the mill’s bi-annual maintenance cold outage and an unexpected failure in a major turbine generator earlier in the year. The cold outage was expanded to include an overhaul of the clarifier, a key piece of the mill’s effluent system. These decreases were partially offset by worldwide cost reductions resulting from the Company’s cost reduction initiatives, the improved pricing in the North American food and consumer product carton markets and improved manufacturing performance at the Company’s other mills and converting operations.

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

Interest Expense

Interest Expense increased by $15.6 million to $172.0 million in 2006 from $156.4 million in 2005, due to higher interest rates on the unhedged portion of the Company’s floating rate debt.

Income Tax Expense

During 2006, the Company recognized Income Tax Expense of $20.8 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $77.6 million. During 2005, the Company recognized Income Tax Expense of $22.0 million on Loss before Income Taxes and Equity in Net Earnings of Affiliates of $69.3 million. Income Tax Expense for 2006 and 2005 primarily relates to the noncash expense associated with the amortization of goodwill for tax purposes, benefits related to losses in certain foreign countries and tax withholding in foreign jurisdictions.

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

In accordance with the FASB SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. During the third quarter of 2007, the Company recognized an impairment charge of $25.2 million relating to GP-Sweden. The

Company’s plan to sell the operations led to the testing for impairment of long-lived assets. The fair value of the impaired assets was determined based on selling price less cost to sell. During the fourth quarter of 2007, the Company recognized a reduction to the impairment charge of $6.6 million for the non-cash currency translation adjustment component of accumulated other comprehensive income related to the sale of the Swedish paperboard mill. This reduction, which should have been recorded in the third quarter, related to the impairment recorded in the third quarter. The Company has determined that the impact of this item was not material to the third quarter or fourth quarter. The impairment charge is reflected as a component of Loss from Discontinued Operations on the Condensed Consolidated Statements of Operations.

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

Cash Flows

Cash and Equivalents increased by $2.0 million in 2007. Net Cash Provided by Operating Activities in 2007 totaled $141.7 million, compared to $141.3 million in 2006. This increase was principally due to lower Net Loss and the non-cash add backs for the Impairment Charge, the Loss on Early Extinguishment of Debt and the Loss (Gain) on Disposal of Assets. The Impairment Charge and Loss on Disposal of Assets relate to the impairment and subsequent sale of the Swedish operations. The Loss on Early Extinguishment of Debt represents a portion of the unamortized deferred financial cost associated with the previous revolving credit and term loan facilities. The increase was offset by an increase of Operating Assets and Liabilities and higher employer contributions to the pension plan. Changes in Operating Assets and Liabilities used $35.9 million primarily from an increase in Inventories which was due primarily to timing of year-end shipments and a decrease in Interest Payable resulting from lower interest rates and debt balances. These increases were partially offset by an increase in Accounts Payable due to the Company’s implementation of credit cards to process vendor payments which resulted in extended payment periods. Depreciation and Amortization during 2007 totaled $194.8 million.

Net Cash Used in Investing Activities in 2007 totaled $90.8 million, compared to $90.4 million in 2006. This year over year change was principally due to proceeds received from the sales of assets primarily related to the sale of the Swedish operations.

Net Cash Used in Financing Activities in 2007 totaled $50.0 million, compared to $56.6 million in 2006. This change was principally due to lower net debt repayments in 2007, partially offset by $7.0 million in debt issuance costs related to the refinancing in May 2007.

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

On May 16, 2007, the Company entered into a new $1,355 million Credit Agreement (“Credit Agreement”). The Credit Agreement provides for a $300 million revolving credit facility due on May 16, 2013 and a $1,055 million term loan facility due on May 16, 2014. The revolving credit facility bears interest at a rate of LIBOR plus 225 basis points and the term loan facility bears interest at a rate of LIBOR plus 200 basis points. The facilities under the Credit Agreement replace the revolving credit facility due on August 8, 2009 and the term loan due on August 8, 2010 under the Company’s previous senior secured credit agreement. The

Company’s obligations under the new Credit Agreement are collateralized by substantially all of the Company’s domestic assets.

In connection with the replacement of the Company’s previous revolving credit and term loan facilities and in accordance with Emerging Issues Task Force (“EITF”) 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and EIFT 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements”, the Company recorded a charge of $9.5 million, which represented a portion of the unamortized deferred financial costs associated with the previous revolving credit and term loan facilities. This charge is reflected as Loss on Early Extinguishment of Debt in the Company’s Consolidated Statement of Operations. In connection with the new Credit Agreement, the Company recorded approximately $7 million of deferred financing costs. These costs, combined with the remainder of the deferred financing costs relating to the previous senior secured credit agreement, will be amortized over the term of the new facilities.

Long-Term Debt consisted of the following:

	At December 31,
In millions	2007	2006

Senior Notes with interest payable semi-annually at 8.5%, payable in 2011	$425.0	$425.0
Senior Subordinated Notes with interest payable semi-annually at 9.5%, payable in 2013	425.0	425.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (7.47% at December 31, 2006) payable through 2010	—	1,055.0
Senior Secured Revolving Facility with interest payable at various dates at floating rates (10.25% at December 31, 2006) payable in 2009	—	3.6
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (7.10% at December 31, 2007) payable through 2014	1,010.0	—
Senior Secured Revolving Facility with interest payable at various dates at floating rates (8.50% at December 31, 2007) payable in 2013	11.0	—
Other	1.0	2.4

	1,872.0	1,911.0
Less, current portion	0.2	0.3

Total	$1,871.8	$1,910.7

At December 31, 2007, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

	Total	Total	Total
In millions	Commitments	Outstanding	Available(a)

Revolving Credit Facility	$300.0	$11.0	$275.0
International Facilities	15.9	6.4	9.5

Total	$315.9	$17.4	$284.5

Note:

(a)	In accordance with its debt agreements, the Company’s availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of $14.0 million as of December 31, 2007. These letters of credit are used as security against its self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2009 unless extended.

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

The Company uses interest rate swaps to manage interest rate risks caused by interest rate changes on its variable rate Term Loan Facility. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense related to the debt. At December 31, 2007, the Company had interest rate swap agreements with a notional amount of $440.0 million, which expire on various dates from 2008 to 2009 under which the Company will pay fixed rates of 4.53% to 5.46% and receive three-month LIBOR rates.

Effective as of December 31, 2007, the Company had approximately $1.4 billion of net operating loss carryforwards (“NOLs”) for U.S. federal income tax purposes. These NOLs generally may be used by the Company to offset taxable income earned in subsequent taxable years.

Covenant Restrictions

The Credit Agreement and the indentures governing the Senior Notes and Senior Subordinated Notes (the “Notes”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make equity or debt investments, make acquisitions, modify terms of indentures under which the Notes are issued, engage in mergers or consolidations (not including the proposed combination of the Company’s business with that of Altivity), change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Such restrictions, together with the highly leveraged nature of the Company, could limit the Company’s ability to respond to changing market conditions, fund its capital spending program, provide for unexpected capital investments or take advantage of business opportunities.

Under the terms of the Credit Agreement, as long as any commitment remains outstanding under the revolving credit facility, the Company must comply with a maximum consolidated leverage ratio covenant and a minimum consolidated interest expense ratio covenant. The financial covenants contained in the Credit Agreement, among other things, specify the following requirements for each of period of four consecutive fiscal quarters ending March, June, September and December of:

	Maximum Consolidated Debt to	Minimum Credit Agreement
	Credit Agreement EBITDA	EBITDA To Consolidated
	Leverage Ratio(a)	Interest Expense Ratio(a)

2007	6.75 to 1.00	1.75 to 1.00
2008	6.00 to 1.00	1.75 to 1.00
2009	5.25 to 1.00	2.00 to 1.00
2010 and thereafter	4.75 to 1.00	2.25 to 1.00

Note:

(a)	Credit Agreement EBITDA is defined in the Credit Agreement as consolidated net income before consolidated interest expense, non-cash expenses and charges, total income tax expense, depreciation expense, expense associated with amortization of intangibles and other assets, non-cash provisions for reserves for discontinued operations, extraordinary, unusual or non-recurring gains or losses or charges or credits, gain or loss associated with sale or write-down of assets not in the ordinary course of business, and any income or loss accounted for by the equity method of accounting.

At December 31, 2007, the Company was in compliance with the financial covenants in the Credit Agreement and the ratios were as follows:

Consolidated Debt to Credit Agreement EBITDA Leverage Ratio — 5.02 to 1.00
Credit Agreement EBITDA to Consolidated Interest Expense Ratio — 2.32 to 1.00

The Company’s management believes that presentation of Credit Agreement EBITDA and the related ratios herein provides useful information to investors because borrowings under the Credit Agreement are a key source of the Company’s liquidity, and the Company’s ability to borrow under the Credit Agreement is dependent on, among other things, its compliance with the financial ratio covenants. Any failure by the Company to comply with these financial ratio covenants could result in an event of default, absent a waiver or amendment from the lenders under such agreement, in which case the lenders may be entitled to declare all amounts owed to be due and payable immediately.

The calculations of the components of the Company’s financial covenant ratios are listed below:

Twelve Months Ended
In millions	December 31, 2007

Net Loss	$(74.6)
Income Tax Expense	23.9
Interest Expense, Net	168.1
Loss on Early Extinguishment of Debt	9.5
Depreciation and Amortization	194.8
Dividends Received, Net of Earnings of Equity Affiliates	(0.2)
Pension, Postemployment and Postretirement Benefits Expense	21.3
Merger Related Expenses	4.6
Write-Down of Assets	19.3
Loss on Disposal of Assets	0.7
RSU Compensation Expense	3.5
Environmental Reserve	3.0

Credit Agreement EBITDA	$373.9

Twelve Months Ended
In millions	December 31, 2007

Interest Expense, Net	$168.1
Amortization of Deferred Debt Issuance Costs	(6.9)

Consolidated Interest Expense	$161.2

As of
In millions	December 31, 2007

Short-Term Debt	$6.6
Long-Term Debt	1,871.8

Total Debt	$1,878.4

The Senior Notes are rated B– by Standard & Poor’s and B2 by Moody’s Investor Services. The Senior Subordinated Notes are rated B– by Standard & Poor’s and B3 by Moody’s Investor Services. The Company’s indebtedness under the Credit Agreement is rated BB- by Standard & Poor’s and Ba2 by Moody’s Investor Services. As of December 31, 2007, both Standard & Poor’s and Moody’s Investor Services’ ratings on the Company remain on negative outlook. During 2007, cash paid for interest was approximately $168 million.

If the negative impact of inflationary pressures on key inputs continues, or depressed selling prices, lower sales volumes, increased operating costs or other factors have a negative impact on the Company’s ability to increase its profitability, the Company may not be able to maintain its compliance with the financial covenants in its Credit Agreement. The Company’s ability to comply in future periods with the financial covenants in the Credit Agreement will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company’s control, and will be substantially dependent on the selling prices for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business strategies, and meet its profitability objective. If a violation of any of the covenants occurred, the Company would attempt to obtain a waiver or an amendment from its lenders, although no assurance can be given that the Company would be successful in this regard. The Credit Agreement and the indentures governing the Notes have certain cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions. If an event of default occurs, the lenders are entitled to declare all amounts owed to be due and payable immediately. The Credit Agreement is collateralized by substantially all of the Company’s domestic assets.

Capital Investment

The Company’s capital investment in 2007 was $95.9 million, compared to $94.5 million in 2006. During 2007, the Company had capital spending of $58.3 million for improving process capabilities, $23.4 million for capital spares, $14.0 million for manufacturing packaging machinery and $0.2 million for compliance with environmental laws and regulations.

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

During the first quarter of 2006, the Company self-reported certain violations of its Title V permit under the federal Clean Air Act for its West Monroe, Louisiana mill to the Louisiana Department of Environmental Quality (the “LADEQ”). The violations relate to the collection, treatment and reporting of hazardous air pollutants. The Company recorded $0.6 million of expense in the first quarter of 2006 for compliance costs to correct the technical issues causing the Title V permit violations. The Company received a consolidated Compliance Order and notice of potential penalty dated July 5, 2006 from the LADEQ indicating that the Company may be required to pay civil penalties for violations that occurred from 2001 through 2005. The Company believes that the LADEQ will assess a penalty of approximately $0.3 million to be paid partially in cash and partially through the completion of beneficial environmental projects.

At the request of the County Administrative Board of Östergötland, Sweden, the Company conducted a risk classification of its mill property located in Norrköping, Sweden. Based on the information collected through this activity, the Company determined that some remediation of the site is reasonably probable and recorded a $3.0 million reserve in the third quarter of 2007. Pursuant to the Sale and Purchase Agreement dated October 16, 2007 between Graphic Packaging International Holding Sweden AB (the “Seller”) and Lagrumment December nr 1031 Aktiebolg under which the Company’s Swedish operations were sold, the Seller retains liability for certain environmental claims after the sale. See Note 15 — Discontinued Operations regarding the sale of the Swedish operations.

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

The Company has established reserves for those facilities or issues where liability is probable and the costs are reasonably estimable. Except for the Title V permit issue and the Devil’s Swamp issue (for which it is too early in the investigation and regulatory process to make a determination), the Company believes that the amounts accrued for all of its loss contingencies, and the reasonably possible loss beyond the amounts accrued, are not material to the Company’s financial position, results of operations or cash flows. The Company cannot estimate with certainty other future corrective compliance, investigation or remediation costs, all of which the Company currently considers to be remote. Costs relating to historical usage or indemnification claims that the Company considers to be reasonably possible are not quantifiable at this time. The Company will continue to monitor environmental issues at each of its facilities and will revise its accruals, estimates and disclosures relating to past, present and future operations, as additional information is obtained.

Contractual Obligations and Commitments

A summary of our contractual obligations and commitments as of December 31, 2007 is as follows:

	Payments Due by Period
		Less than			More than
In millions	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-Term Debt	$1,872.0	$0.2	$20.6	$446.4	$1,404.8
Operating Leases	103.8	20.6	35.1	21.1	27.0
Interest Payable	772.9	138.2	278.5	236.7	119.5
Purchase Obligations(a)	645.6	60.2	115.4	112.4	357.6
Pension Funding	52.0	52.0	—	—	—
Uncertain Tax Positions	4.4	4.4	—	—	—

Total Contractual Obligations(b)	$3,450.7	$275.6	$449.6	$816.6	$1,908.9

Notes:

(a)	Purchase obligations primarily consist of commitments related to pine pulpwood, wood chips, wood processing and handling, chemical-based inputs, natural gas and electricity.

(b)	Some of the figures included in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the obligations the company will actually pay in the future periods may vary from those reflected in the table.

International Operations

For 2007, before intercompany eliminations, net sales from operations outside of the U.S. represented approximately 17% of the Company’s net sales. The Company’s revenues from export sales fluctuate with changes in foreign currency exchange rates. At December 31, 2007, approximately 7% of its total assets were denominated in currencies other than the U.S. dollar. The Company has significant operations in countries that use the British pound sterling, the Australian dollar, the Japanese yen or the euro as their functional currencies. The effect of a generally weaker U.S. dollar against these currencies produced a net currency translation adjustment gain of $11.2 million, which was recorded as an adjustment to Shareholders’ Equity for the year ended December 31, 2007. The magnitude and direction of this adjustment in the future depends on the relationship of the U.S. dollar to other currencies. The Company cannot predict major currency fluctuations. The Company pursues a currency hedging program in order to limit the impact of foreign currency exchange fluctuations on financial results. See “Financial Instruments” below.

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

The Company pursues a currency hedging program which utilizes derivatives to limit the impact of foreign currency exchange fluctuations on its consolidated financial results. Under this program, the Company has entered into forward exchange contracts in the normal course of business to hedge certain foreign currency denominated transactions. Realized and unrealized gains and losses on these forward contracts are included in the measurement of the basis of the related foreign currency transaction when recorded. The Company also pursues a hedging program which utilizes derivatives designed to manage risks associated with future variability in cash flows and price risk related to future energy cost increases. Under this program the Company has entered into natural gas swap contracts to hedge a portion of its natural gas requirements through December 2008. Realized gains and losses on these contracts are included in the financial results concurrently with the recognition of the commodity purchased. The Company uses interest rate swaps to manage interest rate risks on future income caused by interest rate changes on its variable rate Term Loan Facility. These instruments involve, to varying degrees, elements of market and credit risk in excess of the amounts recognized in the Consolidated Balance Sheets. The Company does not hold or issue financial instruments for trading purposes. See Item 7A, “Quantitative and Qualitative Disclosure About Market Risk.”

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

U.S. pension expense for defined benefits pension plans was $17.8 million in 2007 compared with $26.0 million in 2006. Pension expense is calculated based upon a number of actuarial assumptions applied to each of the defined benefit plans. The expected long-term rate of return on pension fund assets used to calculate pension expense was 8.25% in both 2007 and 2006. The expected long-term rate of return on pension assets was determined based on several factors, including historical rates of return, input from our pension investment consultants and projected long-term returns of broad equity and bond indices. The Company will continue to evaluate its long-term rate of return assumptions at least annually and will adjust them as necessary.

The Company determined pension expense using both the fair value of assets and a calculated value that averages gains and losses over a period of years. Investment gains or losses represent the difference between the expected and actual return on assets. As of December 31, 2007, the net actuarial loss was $52.5 million. These net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, or (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations, or (iii) other actuarial gains, including whether such accumulated actuarial losses at each measurement date exceed the “corridor” determined under Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions.”

The discount rate used to determine the present value of future pension obligations at December 31, 2007 was based on a yield curve constructed from a portfolio of high quality corporate debt securities with maturities ranging from 1 year to 30 years. Each year’s expected future benefit payments were discounted to their present value at the appropriate yield curve rate thereby generating the overall discount rate for U.S. pension obligations. The discount rate for U.S. plans increased from a plan specific rate ranging from 5.95% to 6.05% in 2006 to a plan specific rate ranging from 6.15% to 6.35% in 2007. For non-U.S. plans, the discount rate is determined using long-term local corporate bonds.

U.S. pension expense is estimated to be approximately $16 million in 2008. The estimate is based on an expected long-term rate of return of 8.25%, a discount rate ranging from 6.15% to 6.35% and other assumptions. Pension expense beyond 2008 will depend on future investment performance, the Company’s contribution to the plans, changes in discount rates and other factors related to covered employees in the plans.

If the discount rate assumptions for these plans were reduced by .25 percent, pension expense would increase by approximately $1 million and the December 31, 2007 pension funding obligation would increase by about $19 million.

The fair value of assets in the U.S. plans was $468.0 million at December 31, 2007 and $441.9 million at December 31, 2006. Lower discount rates have caused the projected benefit obligations to exceed the fair value of plan assets by $128.4 million and $152.7 million as of December 31, 2007 and 2006, respectively. Primarily due to the lower discount rates, the accumulated benefit obligation (“ABO”) exceeded plan assets by $108.8 million at the end of 2007. At the end of 2006, the ABO exceeded the fair value of plan assets by $134.0 million.

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

• Goodwill

The Company tests the carrying amount of its goodwill using the discounted cash flow method of valuation on an annual basis and whenever events or circumstances indicate that impairment may have occurred. The review for impairment is based on a discounted cash flow approach, which requires the Company to estimate future net cash flows, the timing of these cash flows and a discount rate (based upon a weighted average cost of capital). The Company’s cash flows are generated by its operations and are used to fund working capital needs, debt service and capital spending. The Company discounted these cash flows using a weighted average cost of capital of 8 percent. Changes in borrowing rates, which are impacted by market rate fluctuations, would impact discounted cash flow calculations. Other factors, such as significant operating losses or acquisitions of new operations, would also impact discounted cash flow calculations. If the discount rate used in the discounted cash flow calculations were to be increased 100 basis points, the fair value would continue to exceed the carrying amount in the Company’s goodwill valuation analysis. The Company has completed its annual goodwill impairment testing and has determined that none of its goodwill is impaired.

• Recovery of Long-Lived Assets

The Company reviews long-lived assets (including property, plant and equipment and intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of such long-lived assets may not be fully recoverable by undiscounted cash flows. Measurement of the impairment loss, if any, is based on the fair value of the asset, which is generally determined by the discounting of future estimated cash flows, or in the case of real estate, determining market value. The Company evaluates the recovery of its long-lived assets by analyzing operating results and considering significant events or changes in the business environment that may have triggered impairment. See Note 14 in the Notes to Consolidated Financial Statements included herein under Item 8., “Financial Statements and Supplementary Data”.

• Deferred Income Taxes and Potential Assessments

As of December 31, 2007, the Company, in accordance with Accounting Principles Board (“APB”) Opinion 23, “Accounting for Income Taxes, Special Areas” has determined that $61.0 million of undistributed foreign earnings are not intended to be reinvested indefinitely by its non-U.S. subsidiaries. Deferred income tax was recorded as a reduction to the Company’s net operating losses on these undistributed earnings as well as the financial statement carrying value in excess of tax basis in the amount of $28.3 million. As of December 31, 2006, the Company had determined that $67.2 million of undistributed foreign earnings were not intended to be reinvested indefinitely. Deferred income tax was recorded as a reduction to the Company’s net operating losses on these undistributed earnings, as well as the financial statement carrying value in excess of tax basis in the amount of $30.2 million. Prior to 2004, the Company’s intent was to permanently reinvest its foreign earnings and it was not practical to determine the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings. The Company periodically determines whether the non-U.S. subsidiaries will invest their undistributed earnings indefinitely and reassesses this determination as appropriate.

The Company records current liabilities for potential assessments. The accruals relate to uncertain tax positions in a variety of taxing jurisdictions and are based on what management believes will be the most likely outcome of these positions. These liabilities may be affected by changing interpretations of laws, rulings by tax authorities, or the expiration of the statute of limitations.

NEW ACCOUNTING STANDARDS

For a discussion of recent accounting pronouncements impacting the Company, see Note 2 in the Notes to Consolidated Financial Statements included herein under Item 8., “Financial Statements and Supplementary Data”.

BUSINESS OUTLOOK

The Company expects inflationary pressures for production inputs, including higher costs for fiber, wood and chemical-based inputs, to continue to impact results in 2008. To help offset inflation in 2008, the Company expects to realize approximately $40 million in year over year operating cost savings from its continuous improvement programs, including Lean manufacturing projects. In addition, contractual price escalators and price increases in 2007 for coated board and cartons should favorably impact 2008.

Total capital investment for 2008 is expected to be between approximately $100 million and $120 million and is expected to relate principally to the Company’s process capabilities improvements and for maintaining compliance with environmental laws and regulations (approximately $72 million), capital spares (approximately $25 million), and the production of packaging machinery (approximately $13 million),

The Company also expects the following in 2008:

•	Depreciation and amortization between $170 million and $180 million.

•	Interest expense of $145 million to $155 million, including $6 million of non-cash interest expense associated with amortization of debt issuance costs.

•	Debt reduction of $70 million to $80 million.

•	Pension plan contributions of $50 million to $60 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not trade or use derivative instruments with the objective of earning financial gains on interest or currency rates, nor does it use leveraged instruments or instruments where there are no underlying exposures identified.

Interest Rates

The Company is exposed to changes in interest rates, primarily as a result of its short-term and long-term debt, which bear both fixed and floating interest rates. The Company uses interest rate swap agreements effectively to fix the LIBOR rate on $440.0 million of variable rate borrowings. The table below sets forth interest rate sensitivity information related to the Company’s debt.

Long-Term Debt Principal Amount by Maturity-Average Interest Rate

	Expected Maturity Date
								Fair
In millions	2008	2009	2010	2011	2012	Thereafter	Total	Value

Total Debt
Fixed Rate	$0.2	$—	$—	$425.0	$0.8	$425.0	$851.0	$844.6
Average Interest Rate	6.13%	—	—	8.50%	8.63%	9.50%
Variable Rate	$—	$10.3	$10.3	$10.3	$10.3	$979.8	$1,021.0	$984.6
Average Interest Rate, spread range is 2.00% — 2.25%	LIBOR+ spread	LIBOR+ spread	LIBOR+ spread	LIBOR+ spread	LIBOR+ spread	LIBOR+ spread

Total Interest Rate Swaps-Notional Amount by Expiration-Average Swap Rate

	Expected Maturity Date
					Fair
In millions	2008	2009	Thereafter	Total	Value

Interest rate Swaps (Pay Fixed/Receive Variable)
Notional	$330.0	$110.0	$—	$440.0	$(2.5)
Average Pay Rate	4.84%	5.03%	—
	3-Month	3-Month
Average Receive Rate	LIBOR	LIBOR	—

Foreign Exchange Rates

The Company enters into forward exchange contracts to effectively hedge substantially all accounts receivable resulting from transactions denominated in foreign currencies. The purpose of these forward exchange contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from the collection of these accounts receivable will be adversely affected by changes in exchange rates. At December 31, 2007, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those forward currency exchange contracts outstanding at December 31, 2007, when aggregated and measured in U.S. dollars at December 31, 2007 exchange rates, had net notional amounts totaling $14.5 million. The Company continuously monitors these forward exchange contracts and adjusts accordingly to minimize the exposure.

The Company also enters into forward exchange contracts to hedge certain other anticipated foreign currency transactions. The purpose of these contracts is to protect the Company from the risk that the eventual functional currency cash flows resulting from anticipated foreign currency transactions will be adversely affected by changes in exchange rates.

Minimal amounts were reclassified to earnings during 2007 in connection with forecasted transactions that were no longer considered probable of occurring due to the sale of the Swedish operations and there was no amount of ineffective portion related to changes in the fair value of foreign currency forward contracts. No amounts were reclassified to earnings during 2006 in connection with forecasted transactions that were no longer considered probable of occurring and there was no amount of ineffective portion related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Foreign Exchange Rates Sensitivity-Contractual Amount by Expected
Maturity-Average Contractual Exchange Rate

	December 31,
	2007
	Contract	Fair
In millions	Amount	Value

FORWARD EXCHANGE AGREEMENTS:
Receive $US/Pay Yen	$37.0	$(0.8)
Weighted average contractual exchange rate	112.37
Receive $US/Pay Euro	$31.9	$(1.9)
Weighted average contractual exchange rate	1.38
Receive $US/Pay GBP	$9.3	$0.2
Weighted average contractual exchange rate	2.02

Natural Gas Contracts

The Company entered into natural gas swap contracts to hedge prices for approximately 45% of its expected natural gas usage through December 2008 with a weighted average contractual rate of $8.14 per MMBTU. The carrying amount and fair value of the natural gas swap contracts is a liability of $1.1 million as of December 31, 2007, and is recorded as Other Accrued Liabilities in the Consolidated Balance Sheet. Such contracts are designated as cash flow hedges and are accounted for by deferring the quarterly change in fair value of the outstanding contracts in Shareholders’ Equity. On the date a contract matures, the resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity purchased. The ineffective portion of the swap contracts change in fair value, if any, would be recognized immediately in earnings.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GRAPHIC PACKAGING CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
In millions, except share amounts	2007	2006

ASSETS

Current Assets:
Cash and Equivalents	$9.3	$7.3
Receivables, Net	226.7	230.9
Inventories	318.6	301.3
Deferred Tax Assets	13.3	11.7
Other Current Assets	18.4	13.1

Total Current Assets	586.3	564.3
Property, Plant and Equipment, Net	1,376.2	1,488.7
Goodwill	641.5	642.3
Intangible Assets, Net	140.4	148.5
Other Assets	32.9	44.8

Total Assets	$2,777.3	$2,888.6

LIABILITIES

Current Liabilities:
Short-Term Debt	$6.6	$12.0
Accounts Payable	222.4	214.4
Compensation and Employee Benefits	69.5	63.1
Interest Payable	40.9	48.2
Other Accrued Liabilities	67.4	82.6

Total Current Liabilities	406.8	420.3
Long-Term Debt	1,871.8	1,910.7
Deferred Tax Liabilities	141.5	130.2
Accrued Pension and Postretirement Benefits	170.3	206.7
Other Noncurrent Liabilities	42.9	39.0

Total Liabilities	2,633.3	2,706.9

SHAREHOLDERS’ EQUITY

Preferred Stock, par value $.01 per share; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $.01 per share; Common Stock, 500,000,000 shares authorized; 200,978,569 and 200,584,591 shares issued and outstanding at December 31, 2007 and 2006, respectively	2.0	2.0
Capital in Excess of Par Value	1,191.6	1,186.8
Unearned Compensation on Restricted Stock	—	—
Accumulated Deficit	(975.7)	(901.1)
Accumulated Other Comprehensive Loss	(73.9)	(106.0)

Total Shareholders’ Equity	144.0	181.7

Total Liabilities and Shareholders’ Equity	$2,777.3	$2,888.6

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
In millions, except per share amounts	2007	2006	2005

Net Sales	$2,421.2	$2,321.7	$2,294.3
Cost of Sales	2,061.7	2,020.6	1,985.9
Selling, General and Administrative	195.1	197.0	203.0
Research, Development and Engineering	9.2	10.8	9.2
Other Expense (Income) , Net	4.0	(0.5)	9.7

Income from Operations	151.2	93.8	86.5
Interest Income	0.4	0.6	0.6
Interest Expense	(168.2)	(172.0)	(156.4)
Loss on Early Extinguishment of Debt	(9.5)	—	—

Loss before Income Taxes and Equity in Net Earnings of Affiliates	(26.1)	(77.6)	(69.3)
Income Tax Expense	(23.9)	(20.8)	(22.0)

Loss before Equity in Net Earnings of Affiliates	(50.0)	(98.4)	(91.3)
Equity in Net Earnings of Affiliates	0.9	1.0	1.2

Loss from Continuing Operations	(49.1)	(97.4)	(90.1)
Loss from Discontinued Operations, Net of Taxes	(25.5)	(3.1)	(1.0)

Net Loss	$(74.6)	$(100.5)	$(91.1)

Loss Per Share — Basic
Continuing Operations	$(0.24)	$(0.48)	$(0.45)
Discontinued Operations	(0.13)	(0.02)	(0.01)
Total	$(0.37)	$(0.50)	$(0.46)
Loss Per Share — Diluted
Continuing Operations	$(0.24)	$(0.48)	$(0.45)
Discontinued Operations	(0.13)	(0.02)	(0.01)
Total	$(0.37)	$(0.50)	$(0.46)
Weighted Average Number of Shares Outstanding — Basic	201.8	201.1	200.0
Weighted Average Number of Shares Outstanding — Diluted	201.8	201.1	200.0

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In millions	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(74.6)	$(100.5)	$(91.1)
Noncash Items Included in Net Loss:
Depreciation and Amortization	194.8	196.0	205.3
Loss on Early Extinguishment of Debt	9.5	—	—
Deferred Income Taxes	19.0	19.5	24.5
Pension, Postemployment and Postretirement Benefits Expense, Net of Contributions	(7.2)	3.6	9.5
Amortization of Deferred Debt Issuance Costs	6.9	8.8	8.3
Loss (Gain) on Disposal of Assets	2.4	(3.2)	3.7
Impairment Charge	18.6	3.9	—
Other, Net	8.2	5.9	3.3
Changes in Operating Assets and Liabilities (See Note 4)	(35.9)	7.3	5.6

Net Cash Provided by Operating Activities	141.7	141.3	169.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Spending	(95.9)	(94.5)	(110.8)
Proceeds from Sales of Assets, Net of Selling Costs	9.5	5.5	1.1
Other, Net	(4.4)	(1.4)	(4.5)

Net Cash Used in Investing Activities	(90.8)	(90.4)	(114.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Debt	1,135.0	—	—
Payments on Debt	(1,180.0)	(54.2)	(50.0)
Borrowing under Revolving Credit Facilities	848.4	674.8	531.8
Payments on Revolving Credit Facilities	(846.3)	(676.5)	(527.2)
Increase in Debt Issuance Costs	(7.0)	—	(4.2)
Other, Net	(0.1)	(0.7)	0.5

Net Cash Used in Financing Activities	(50.0)	(56.6)	(49.1)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1.1	0.3	(0.4)

Net Increase (Decrease) in Cash and Equivalents	2.0	(5.4)	5.4
Cash and Equivalents at Beginning of Period	7.3	12.7	7.3

CASH AND EQUIVALENTS AT END OF PERIOD	$9.3	$7.3	$12.7

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
			Capital in			Other
	Common Stock		Excess of	Unearned	Accumulated	Comprehensive	Comprehensive
In millions, except share amounts	Shares	Amount	Par Value	Compensation	Deficit	Income (Loss)	Income (Loss)

Balances at December 31, 2004	198,586,108	$2.0	$1,169.2	$(0.4)	$(709.5)	$(74.4)

Net Loss	—	—	—	—	(91.1)	—	$(91.1)
Other Comprehensive Income (Loss):
Accumulated Derivative Instruments Gain	—	—	—	—	—	14.2	14.2
Minimum Pension Liability Adjustment	—	—	—	—	—	(24.8)	(24.8)
Currency Translation Adjustment	—	—	—	—	—	(17.2)	(17.2)

Total Comprehensive Income (Loss)	—	—	—	—	—	—	$(118.9)
Issuance of Common Stock	21,189	—	0.2	—	—	—
Net Issuance of Restricted Stock, less Amortization	55,710	—	0.2	0.3	—	—

Balances at December 31, 2005	198,663,007	2.0	1,169.6	(0.1)	(800.6)	(102.2)

Net Loss	—	—	—	—	(100.5)	—	$(100.5)
Other Comprehensive Income (Loss):
Accumulated Derivative Instruments Loss	—	—	—	—	—	(10.6)	(10.6)
Minimum Pension Liability Adjustment	—	—	—	—	—	23.3	23.3
Currency Translation Adjustment	—	—	—	—	—	14.7	14.7

Total Comprehensive Income (Loss)	—	—	—	—	—	—	$(73.1)
Adjustment to Initially Apply SFAS No. 158	—	—	—	—	—	(31.2)
Issuance of Common Stock	2,226,584	—	7.7	—	—	—
Stock-based Compensation	(305,000)	—	9.5	0.1	—	—

Balances at December 31, 2006	200,584,591	2.0	1,186.8	—	(901.1)	(106.0)

Net Loss	—	—	—	—	(74.6)	—	$(74.6)
Other Comprehensive Income (Loss):
Accumulated Derivative Instruments Loss	—	—	—	—	—	(2.5)	(2.5)
Pension Benefit Plans:
Net Gain Arising During Period	—	—	—	—	—	20.5	20.5
Amortization of Prior Service Cost Included in Net Periodic Pension Cost	—	—	—	—	—	4.7	4.7
Postretirement Benefit Plans:
Net Gain Arising During Period	—	—	—	—	—	3.2	3.2
Amortization of Prior Service Cost Included in Net Periodic Pension Cost	—	—	—	—	—	0.1	0.1
Postemployment Benefit Plans:
Net Gain Arising During Period	—	—	—	—	—	1.5	1.5
Amortization of Prior Service Cost Included in Net Periodic Pension Cost	—	—	—	—	—	—	—
Currency Translation Adjustment	—	—	—	—	—	4.6	4.6

Total Comprehensive Income (Loss)	—	—	—	—	—	—	$(42.5)
Issuance of Common Stock	393,978	—	1.3	—	—	—
Stock-based Compensation	—	—	3.5	—	—	—

Balances at December 31, 2007	200,978,569	$2.0	$1,191.6	$—	$(975.7)	$(73.9)

The accompanying notes are an integral part of the consolidated financial statements.

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	ORGANIZATION

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

On July 9, 2007, the Company entered into a Transaction Agreement and Agreement and Plan of Merger (“Transaction Agreement”) by and among the Company, Bluegrass Container Holdings, LLC, a Delaware limited liability company (“BCH”), the owners of BCH, New Giant Corporation, a wholly-owned subsidiary of the Company (“New Graphic”), and Giant Merger Sub, Inc., a wholly-owned subsidiary of New Graphic (“Merger Sub”). The Transaction Agreement provides for the combination of the Company and Altivity Packaging, LLC, (“Altivity”) a wholly-owned subsidiary of BCH. Altivity is a provider of packaging solutions, including folding cartons and paperboard, multi-wall bags, flexible packaging and labels. On January 17, 2008, the Company’s stockholders approved the proposal to adopt the Transaction Agreement and approved the proposed combination with Altivity and approved certain related matters. The transaction remains subject to the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

NOTE 2 —	ACCOUNTING POLICIES

(A)	BASIS OF PRESENTATION

The Company’s Consolidated Financial Statements include all subsidiaries in which the Company has the ability to exercise direct or indirect control over operating and financial policies. The accompanying consolidated financial statements include the worldwide operations of the Paperboard Packaging segment which includes the paperboard, packaging, and packaging machinery businesses and the Containerboard/Other segment. Intercompany transactions and balances are eliminated in consolidation. The Company has reclassified the presentation of certain prior period information to conform to the current presentation format. The Company has not reclassified assets and liabilities related to discontinued operations as Assets Held for Sale or Liabilities Held for Sale.

The results of operations for the Company’s discontinued operations have been eliminated from the Company’s continuing operations and classified as discontinued operations for each period presented within the Company’s Consolidated Statements of Operations. See Note 15 — Discontinued Operations.

The Company holds a 50% ownership interest in a joint venture with Rengo Riverwood Packaging, Ltd. (in Japan) which is accounted for using the equity method.

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Costs directly associated with the development and testing of internally used computer information systems are capitalized and depreciated on a straight-line basis over the expected useful life of 5 years as part of property, plant and equipment. Costs indirectly associated with such projects and ongoing maintenance costs are expensed as incurred. A total of $1.5 million and $1.3 million in costs relating to software development were capitalized in 2007 and 2006, respectively.

Interest is capitalized on constructed assets. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Capitalized interest was $0.4 million, $0.6 million and $2.5 million in the years ended December 31, 2007, 2006 and 2005, respectively.

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(F)	DEPRECIATION AND AMORTIZATION, AND IMPAIRMENT

Depreciation is computed using the straight-line method based on the following estimated useful lives of the related assets:

Buildings	40 years
Land improvements	15 years
Machinery and equipment	3 to 40 years
Furniture and fixtures	10 years
Automobiles and light trucks	3 to 5 years

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

The following table displays the intangible assets that continue to be subject to amortization and aggregate amortization expense as well as intangible assets not subject to amortization as of December 31, 2007 and 2006:

	December 31, 2007			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
In millions	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable Intangible Assets:
Customer Relationships	$109.9	$23.0	$86.9	$109.9	$17.8	$92.1
Non-Compete Agreements	23.3	23.3	—	23.3	23.3	—
Patents, Trademarks and Licenses	107.7	54.2	53.5	104.0	47.6	56.4

	$240.9	$100.5	$140.4	$237.2	$88.7	$148.5

Unamortizable Intangible Assets:
Goodwill	$641.5	$—	$641.5	$642.3	$—	$642.3

The Company recorded amortization expense of $11.8 million for each of the years ended December 31, 2007, 2006 and 2005, relating to intangible assets subject to amortization. The Company expects amortization expense to be approximately $12 million per year for 2008 through 2012.

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

Prior to January 1, 2006, the Company’s stock options were accounted for under the recognition and measurement provisions of the Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).

If the Company had elected to recognize compensation expense for awards under these plans at the grant dates using the fair value recognition provisions of SFAS No. 123, the Company’s Net Loss would have been as follows:

Year Ended
In millions, except share amounts	December 31, 2005

Net Loss, As Reported	$(91.1)
Add: Stock-Based Employee Compensation Expense Included in Reported Net Loss	—
Deduct: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method for All Awards	(5.5)

Adjusted Net Loss	$(96.6)

Loss Per Basic Share-As Reported	$(0.46)
Loss Per Basic Share-As Adjusted	(0.48)
Loss Per Diluted Share-As Reported	(0.46)
Loss Per Diluted Share-As Adjusted	(0.48)

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

The adoption of SFAS No. 123R on January 1, 2006 did not have a material impact on the Company’s financial position, results of operations or cash flows.

(M)	RESEARCH AND DEVELOPMENT

Research and development costs, which relate primarily to the development and design of new packaging machines and products are expensed as incurred. Expenses for the years ended December 31, 2007, 2006 and 2005 were $9.2 million, $10.8 million and $9.2 million, respectively.

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(N)	SHIPPING AND HANDLING COSTS

The Company includes shipping and handling costs in Cost of Sales.

(O)	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP No. 157-2”). FSP No. 157-2 provided a one year deferral for the implementation of SFAS No. 157 for other non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In February 2008, the FASB issued FASB Staff Position No. FAS 157-1 (“FSP No. 157-1”). FSP No. 157-1 excludes certain leasing transactions accounted for under FASB Statement No. 13, “Accounting for Leases” from the scope of SFAS No. 157. The Company is currently evaluating the impact of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“SFAS No. 159”) which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value on specified election dates. The Company is currently evaluating the impact of SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS No. 141R”) which is effective for fiscal years beginning after December 15, 2008. SFAS No. 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The impact on the Company of adopting SFAS No 141R will depend on the nature, terms and size of the business combinations completed after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” (“SFAS No. 160”) which is effective for fiscal years beginning after December 15, 2008. SFAS No. 160 amends Accounting Research Bulletin (“ARB”) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141R.

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 —	SUPPLEMENTAL BALANCE SHEET DATA

Receivables, Net:

In millions	2007	2006

Trade	$219.1	$214.6
Less, Allowance	1.6	2.4

	217.5	212.2
Other	9.2	18.7

Total	$226.7	$230.9

Inventories by Major Class:

In millions	2007	2006

Finished Goods	$157.8	$159.4
Work in Progress	27.9	22.1
Raw Materials	79.8	71.9
Supplies	58.9	56.8

	324.4	310.2
Less: Allowance	5.8	8.9

Total	$318.6	$301.3

Property, Plant and Equipment, Net:

In millions	2007	2006

Property, Plant and Equipment, at Cost
Land and Improvements	$56.3	$59.6
Buildings	229.0	237.6
Machinery and Equipment	2,570.8	2,581.6

	2,856.1	2,878.8
Less: Accumulated Depreciation	1,479.9	1,390.1

Total	$1,376.2	$1,488.7

Other Assets:

In millions	2007	2006

Deferred Debt Issuance Costs, Net of Amortization of $11.6 and $23.2 for 2007 and 2006, respectively	$25.6	$35.0
Other	7.3	9.8

Total	$32.9	$44.8

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	SUPPLEMENTAL CASH FLOW INFORMATION

Cash Flow Effects of (Increases) Decreases in Operating Assets and Liabilities:

In millions	2007	2006	2005

Receivables	$(4.4)	$(1.0)	$(9.5)
Inventories	(27.0)	10.2	(7.2)
Prepaid Expenses	(11.5)	(4.7)	6.9
Accounts Payable	16.1	0.8	12.8
Compensation and Employee Benefits	6.6	1.4	(11.2)
Income Taxes	(0.4)	1.1	(0.2)
Interest Payable	(7.3)	5.6	(1.1)
Other Accrued Liabilities	(14.0)	(1.7)	14.2
Other Noncurrent Liabilities	6.0	(4.4)	0.9

Total	$(35.9)	$7.3	$5.6

Cash paid for interest and cash paid, net of refunds, for income taxes was as follows:

In millions	2007	2006	2005

Interest	$168.3	$161.9	$149.3
Income Taxes	2.9	1.1	1.0

NOTE 5 —	DEBT

Short-Term Debt is composed of the following:

In millions	2007	2006

Short-Term Borrowings	$6.4	$11.7
Current Portion of Long-Term Debt	0.2	0.3

Total	$6.6	$12.0

Short-term borrowings are principally at the Company’s international subsidiaries. The weighted average interest rate on short-term borrowings as of December 31, 2007 and 2006 was 3.6% and 3.4%, respectively.

On May 16, 2007, the Company entered into a new $1,355 million Credit Agreement (“Credit Agreement”). The Credit Agreement provides for a $300 million revolving credit facility due on May 16, 2013 and a $1,055 million term loan facility due on May 16, 2014. The revolving credit facility bears interest at a rate of LIBOR plus 225 basis points and the term loan facility bears interest at a rate of LIBOR plus 200 basis points. The facilities under the Credit Agreement replace the revolving credit facility due on August 8, 2009 and the term loan due on August 8, 2010 under the Company’s previous senior secured credit agreement. The Company’s obligations under the new Credit Agreement are collateralized by substantially all of the Company’s domestic assets.

In connection with the replacement of the Company’s previous revolving credit and term loan facilities and in accordance with Emerging Issues Task Force (“EITF”) 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and EITF 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements”, the Company recorded a charge of $9.5 million, which represented a portion of the unamortized deferred financial costs associated with the previous revolving credit and term loan facilities. This charge is reflected as Loss on Early Extinguishment of Debt in the Company’s Consolidated Statement of Operations. In connection with the new Credit Agreement, the Company recorded approximately $7 million of deferred financing costs. These costs, combined with the remainder of the deferred financing

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs relating to the previous senior secured credit agreement, will be amortized over the term of the new facilities.

Long-Term Debt consisted of the following:

In millions	2007	2006

Senior Notes with interest payable semi-annually at 8.5%, payable in 2011	$425.0	$425.0
Senior Subordinated Notes with interest payable semi-annually at 9.5%, payable in 2013	425.0	425.0
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (7.47% at December 31, 2006) payable through 2010	—	1,055.0
Senior Secured Revolving Facility with interest payable at various dates at floating rates (10.25% at December 31, 2006) payable in 2009	—	3.6
Senior Secured Term Loan Facility with interest payable at various dates at floating rates (7.10% at December 31, 2007) payable through 2014	1,010.0	—
Senior Secured Revolving Facility with interest payable at various dates at floating rates (8.50% at December 31, 2007) payable in 2013	11.0	—
Other	1.0	2.4

	1,872.0	1,911.0
Less, current portion	0.2	0.3

Total	$1,871.8	$1,910.7

Long-Term Debt maturities are as follows:

In millions

2008	$0.2
2009	10.3
2010	10.3
2011	435.3
2012	11.1
After 2012	1,404.8

Total	$1,872.0

At December 31, 2007, the Company and its U.S. and international subsidiaries had the following commitments, amounts outstanding and amounts available under revolving credit facilities:

	Total	Total	Total
In millions	Commitments	Outstanding	Available(a)

Revolving Credit Facility	$300.0	$11.0	$275.0
International Facilities	15.9	6.4	9.5

Total	$315.9	$17.4	$284.5

Note:

(a)	In accordance with its debt agreements, the Company’s availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of $14.0 million as of December 31, 2007. These letters of credit are used as security against its self-insurance obligations and workers’ compensation obligations. These letters of credit expire at various dates through 2009 unless extended.

The Credit Agreement and the indentures governing the Senior Notes and Senior Subordinated Notes (the “Notes”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement, among other things, restrict the ability of the Company to dispose of assets, incur guarantee

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Maximum Consolidated	Minimum Credit Agreement
	Debt to Credit Agreement	EBITDA To Consolidated
	EBITDA Leverage Ratio(a)	Interest Expense Ratio(a)

2007	6.75 to 1.00	1.75 to 1.00
2008	6.00 to 1.00	1.75 to 1.00
2009	5.25 to 1.00	2.00 to 1.00
2010 and thereafter	4.75 to 1.00	2.25 to 1.00

Note:

(a)	Credit Agreement EBITDA is defined in the Credit Agreement as consolidated net income before consolidated interest expense, non-cash expenses and charges, total income tax expense, depreciation expense, expense associated with amortization of intangibles and other assets, non-cash provisions for reserves for discontinued operations, extraordinary, unusual or non-recurring gains or losses or charges or credits, gain or loss associated with sale or write-down of assets not in the ordinary course of business, and any income or loss accounted for by the equity method of accounting.

At December 31, 2007, the Company was in compliance with the financial covenants in the Credit Agreement and the ratios were as follows:

Consolidated Debt to Credit Agreement EBITDA Leverage Ratio — 5.02 to 1.00
Credit Agreement EBITDA to Consolidated Interest Expense Ratio — 2.32 to 1.00

The Company’s management believes that presentation of Credit Agreement EBITDA and the related ratios herein provides useful information to investors because borrowings under the Credit Agreement are a key source of the Company’s liquidity, and the Company’s ability to borrow under the Credit Agreement is dependent on, among other things, its compliance with the financial ratio covenants. Any failure by the Company to comply with these financial ratio covenants could result in an event of default, absent a waiver or amendment from the lenders under such agreement, in which case the lenders may be entitled to declare all amounts owed to be due and payable immediately.

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The calculations of the components of the Company’s financial covenant ratios are listed below:

Twelve Months Ended
In millions	December 31, 2007

Net Loss	$(74.6)
Income Tax Expense	23.9
Interest Expense, Net	168.1
Loss on Early Extinguishment of Debt	9.5
Depreciation and Amortization	194.8
Dividends Received, Net of Earnings of Equity Affiliates	(0.2)
Pension, Postemployment and Postretirement Benefits Expense	21.3
Merger Related Expenses	4.6
Write-Down of Assets	19.3
Loss on Disposal of Assets	0.7
RSU Compensation Expense	3.5
Environmental Reserve	3.0

Credit Agreement EBITDA	$373.9

Twelve Months Ended
In millions	December 31, 2007

Interest Expense, Net	$168.1
Amortization of Deferred Debt Issuance Costs	(6.9)

Consolidated Interest Expense	$161.2

As of
In millions	December 31, 2007

Short-Term Debt	$6.6
Long-Term Debt	1,871.8

Total Debt	$1,878.4

The Senior Notes are rated B- by Standard & Poor’s and B2 by Moody’s Investor Services. The Senior Subordinated Notes are rated B- by Standard & Poor’s and B3 by Moody’s Investor Services. The Company’s indebtedness under the Credit Agreement is rated BB- by Standard & Poor’s and Ba2 by Moody’s Investor Services. As of December 31, 2007, both Standard & Poor’s and Moody’s Investor Services’ ratings on the Company remain on negative outlook.

If the negative impact of inflationary pressures on key inputs continues, or depressed selling prices, lower sales volumes, increased operating costs or other factors have a negative impact on the Company’s ability to increase its profitability, the Company may not be able to maintain its compliance with the financial covenants in its Credit Agreement. The Company’s ability to comply in future periods with the financial covenants in the Credit Agreement will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company’s control, and will be substantially dependent on the selling prices for the Company’s products, raw material and energy costs, and the Company’s ability to successfully implement its overall business strategies, and meet its profitability objective. If a violation of any of the covenants occurred, the Company would attempt to obtain a waiver or an amendment from its lenders, although no assurance can be given that the Company would be successful in this regard. The Credit Agreement and the indentures governing the Notes have certain cross-default or cross-acceleration provisions; failure to comply with these covenants in any

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions. If an event of default occurs, the lenders are entitled to declare all amounts owed to be due and payable immediately. The Credit Agreement is collateralized by substantially all of the Company’s domestic assets.

NOTE 6 —	STOCK INCENTIVE PLANS

The Company has eight equity compensation plans. The Company’s only active plan as of December 31, 2007 is the Graphic Packaging Corporation 2004 Stock and Incentive Compensation Plan (“2004 Plan”), pursuant to which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other types of stock-based awards to employees and directors of the Company. The other plans are the 2003 Riverwood Holding, Inc. Long-Term Incentive Plan (“2003 LTIP”), the 2003 Riverwood Holding, Inc. Directors Stock Incentive Plan (“2003 Directors Plan”), the Riverwood Holding, Inc. 2002 Stock Incentive Plan (“2002 SIP”), the Riverwood Holding, Inc. Supplemental Long-Term Incentive Plan (“1999 LTIP”), the Riverwood Holding, Inc. Stock Incentive Plan (“1996 SIP”), the Graphic Packaging Equity Incentive Plan (“EIP”), and the Graphic Packaging Equity Compensation Plan for Non-Employee Directors (“Graphic NEDP”). Stock options and other awards granted under all of the Company’s plans generally vest and expire in accordance with terms established at the time of grant. Compensation costs are recognized on a straight-line basis over the requisite service period of the award.

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

The Company has not granted any options since 2004. The weighted average fair value of stock options is estimated to be $2.73 per option as of the date of grant for stock options granted in 2004. The Company used the Black-Scholes Merton option pricing model to value stock options with the following assumptions: dividend yield of zero, expected volatility ranging from 0% to 74%, risk-free interest rates ranging from 4.23% to 6.75%, a zero forfeiture rate and an expected life of 3 to 10 years.

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information pertaining to stock options outstanding and exercisable at December 31, 2007 and the option exercise price range per plan. No options have been granted under the 2004 Plan or the 2003 Directors Plan, so these plans have been omitted from the table.

		Weighted	Shares	Weighted		Weighted Average
	Shares	Average	Subject to	Average	Exercise	Remaining
	Subject	Exercise	Exercisable	Exercise	Price	Contractual Life
Plan	to Options	Price	Options	Price	Range	in Years

2003 LTIP	1,222,866	$6.18	1,222,866	$6.18	$4.45 to $6.57	5.7
2002 SIP	6,503,948	7.88	6,503,948	7.88	7.88	4.0
1999 LTIP	774,952	6.57	774,952	6.57	6.57	1.4
1996 SIP	1,567,788	6.57	1,567,788	6.57	6.57	2.0
EIP	2,647,046	7.57	2,647,046	7.57	1.56 to 13.74	5.3
Graphic NEDP	13,638	4.74	13,638	4.74	2.88 to 7.11	1.7

Total	12,730,238	$7.41	12,730,238	$7.41	—	4.0

As of December 31, 2007 and 2006, there were exercisable options in the amount of 12,730,238 and 14,886,487, respectively.

A summary of option activity during the three years ended December 31, 2007 is as follows:

		Weighted Average
	Options	Exercise Price

Outstanding — December 31, 2004	16,657,896	$6.81
Canceled	(713,557)	6.17

Outstanding — December 31, 2005	15,944,339	6.84
Exercised	(237,000)	3.13
Canceled	(820,852)	5.54

Outstanding — December 31, 2006	14,886,487	6.97
Exercised	(303,640)	2.93
Canceled	(1,852,609)	4.70

Outstanding — December 31, 2007	12,730,238	$7.41

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

Data concerning stock awards, restricted stock and RSUs granted in the years ended December 31:

Shares in thousands	2007	2006	2005

RSUs — Employees	2,501	2,239	506
Weighted-average price per share	$4.76	$2.83	$4.84
Stock Awards — Board of Directors	50	71	—
Weighted-average price per share	$4.83	$3.39	—
Restricted Stock — Board of Directors	—	—	67
Weighted-average price per share	—	—	$3.59

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The value of the RSUs is based on the market value of the Company’s common stock on the date of grant. The shares payable in cash are subject to variable accounting and marked to market accordingly. The RSUs payable in cash are recorded as liabilities, whereas the RSUs payable in shares are recorded in Shareholders’ Equity. At December 31, 2007, the Company had 4,796,944 RSUs outstanding. The unrecognized expense at December 31, 2007 is approximately $7 million and is expected to be recognized over a weighted average period of 2 years.

The value of restricted stock and stock awards is based on the market value of the Company’s common stock at the date of grant and recorded as a component of Shareholders’ Equity.

During 2007, 2006 and 2005, $6.6 million, $6.5 million and $4.0 million, respectively, was charged to compensation expense.

During 2007 and 2006, the Company also issued 17,782 and 27,890 shares of phantom stock, representing compensation deferred by one of its directors. These shares of phantom stock vest on the date of grant and are payable upon termination of service as a director. The Company also has an obligation to issue 189,844 shares in payment of employee deferred compensation.

NOTE 7 —	LEASES AND PURCHASE OBLIGATIONS

The Company leases certain warehouse facilities, office space, data processing equipment and plant equipment under long-term, non-cancelable contracts that expire at various dates. At December 31, 2007, total minimum rental payments under these leases were as follows:

In millions	At December 31,

2008	$20.6
2009	19.2
2010	15.9
2011	12.9
2012	8.2
Thereafter	27.0

Total	$103.8

Total rental expense was $16.6 million, $13.8 million and $13.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company has entered into other long-term contracts principally for the purchase of fiber, chip processing and electricity. The minimum purchase commitments extend beyond 2012. At December 31, 2007, total commitments under these contracts were as follows:

In millions	At December 31,

2008	$60.2
2009	58.1
2010	57.3
2011	56.5
2012	55.9
Thereafter	357.6

Total	$645.6

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 —	ENVIRONMENTAL AND LEGAL MATTERS

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

During the first quarter of 2006, the Company self-reported certain violations of its Title V permit under the federal Clean Air Act for its West Monroe, Louisiana mill to the Louisiana Department of Environmental Quality (the “LADEQ”). The violations relate to the collection, treatment and reporting of hazardous air pollutants. The Company recorded $0.6 million of expense in the first quarter of 2006 for compliance costs to correct the technical issues causing the Title V permit violations. The Company received a consolidated Compliance Order and notice of potential penalty dated July 5, 2006 from the LADEQ indicating that the Company may be required to pay civil penalties for violations that occurred from 2001 through 2005. The Company believes that the LADEQ will assess a penalty of approximately $0.3 million to be paid partially in cash and partially through the completion of beneficial environmental projects.

At the request of the County Administrative Board of Östergötland, Sweden, the Company conducted a risk classification of its mill property located in Norrköping, Sweden. Based on the information collected through this activity, the Company determined that some remediation of the site is reasonably probable and recorded a $3.0 million reserve in the third quarter of 2007. Pursuant to the Sale and Purchase Agreement dated October 16, 2007 between Graphic Packaging International Holding Sweden AB (the “Seller”) and Lagrumment December nr 1031 Aktiebolg under which the Company’s Swedish operations were sold, the Seller retains liability for certain environmental claims after the sale. See Note 15 — Discontinued Operations regarding the sale of the Swedish operations.

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

The Company has established reserves for those facilities or issues where liability is probable and the costs are reasonably estimable. Except for the Title V permit issue and the Devil’s Swamp issue (for which it is too early in the investigation and regulatory process to make a determination), the Company believes that the amounts accrued for all of its loss contingencies, and the reasonably possible loss beyond the amounts accrued, are not material to the Company’s financial position, results of operations or cash flows. The Company cannot estimate with certainty other future corrective compliance, investigation or remediation costs, all of which the Company currently considers to be remote. Costs relating to historical usage or

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indemnification claims that the Company considers to be reasonably possible are not quantifiable at this time. The Company will continue to monitor environmental issues at each of its facilities and will revise its accruals, estimates and disclosures relating to past, present and future operations, as additional information is obtained.

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

Pension and Postretirement Expense

The pension and postretirement expenses related to the U.S. plans consisted of the following:

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,
In millions	2007	2006	2005	2007	2006	2005

Components of Net Periodic Cost:
Service Cost	$14.3	$16.4	$14.5	$1.0	$1.0	$0.9
Interest Cost	34.8	33.2	30.8	2.5	2.5	2.3
Expected Return on Plan Assets	(36.0)	(32.0)	(30.8)	—	—	—
Amortizations:
Prior Service Cost	2.3	2.4	2.6	0.1	0.1	0.1
Actuarial Loss (Gain)	2.4	6.0	3.3	(0.1)	—	(0.2)
Special One Time Benefit	—	—	1.2	—	—	—
Curtailment Loss	—	—	0.4	—	—	—

Net Periodic Cost	$17.8	$26.0	$22.0	$3.5	$3.6	$3.1

In 2005, a special one time benefit expense of $1.2 million was recorded for those plan participants at one of the Company’s facilities who elected to take early retirement with unreduced benefits. In addition, a curtailment charge of $0.4 million, for the write-off of prior service costs, was recorded relating to the closure of the Clinton facility.

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain assumptions used in determining the pension and postretirement expense were as follows:

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,
	2007	2006	2005	2007	2006	2005

Weighted Average Assumptions:
Discount Rate	5.95%-6.05%	5.75%	6.00%	5.80%-6.05%	5.65%	5.80%
Rate of Increase in Future Compensation Levels	4.00%	4.50%	4.50%	—	—	—
Expected Long-Term Rate of Return on Plan Assets	8.25%	8.25%	8.25%	—	—	—
Initial Health Care Cost Trend Rate	—	—	—	9.00%	9.00%	8.50%
Ultimate Health Care Cost Trend Rate(a)	—	—	—	5.00%	5.00%	5.00%
Ultimate Year(a)	—	—	—	2016	2014	2012

Note:

(a)	One of the salaried plan’s costs was capped beginning in 1999.

Funded Status

The following table sets forth the funded status of the U.S. pension and postretirement plans as of December 31:

			Postretirement
	Pension Benefits		Benefits
In millions	2007	2006	2007	2006

Change in Benefit Obligation:
Benefit Obligation at Beginning of Year	$594.6	$575.0	$45.2	$44.5
Service Cost	14.3	16.4	1.1	1.0
Interest Cost	34.8	33.2	2.5	2.5
Actuarial Gain	(19.6)	(9.3)	(3.4)	(0.3)
Amendments	(2.4)	3.3	—	—
Benefits Paid	(25.3)	(24.0)	(1.0)	(2.8)
Change in Claim Reserve	—	—	—	0.2
Retiree Drug Subsidy Paid	—	—	—	0.1

Benefit Obligation at End of Year	$596.4	$594.6	$44.4	$45.2

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$441.9	$391.8	$—	$—
Actual Return on Plan Assets	26.5	48.2	—	—
Employer Contributions	24.9	25.9	1.0	2.8
Benefits Paid	(25.3)	(24.0)	(1.0)	(2.8)

Fair Value of Plan Assets at End of Year	$468.0	$441.9	$—	$—

Plan Assets Less than Projected Benefit Obligation	$(128.4)	$(152.7)	$(44.4)	$(45.2)

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Postretirement
	Pension Benefits		Benefits
In millions	2007	2006	2007	2006

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Accrued Pension and Postretirement Benefits Liability — Current	$(0.3)	$(0.3)	$(2.5)	$(2.6)
Accrued Pension and Postretirement Benefits Liability — Noncurrent	(128.1)	(152.4)	(41.9)	(42.6)
Accumulated Other Comprehensive Income:
Net Actuarial Loss (Gain)	52.5	65.0	(4.5)	(1.3)
Prior Service Cost	3.7	8.4	0.1	0.2

Net Amount Recognized	$(72.2)	$(79.3)	$(48.8)	$(46.3)

Weighted Average Assumptions:
Discount Rate	6.15%- 6.35%(a )	5.95%- 6.05%(a )	6.00%- 6.35%(a )	5.80%- 6.05%(a )
Rates of Increase in Future Compensation Levels	4.00%	4.00%	—	—
Initial Health Care Cost Trend Rate	—	—	9.00%	9.00%
Ultimate Health Care Cost Trend Rate(b)	—	—	5.00%	5.00%
Ultimate Year(b)	—	—	2016	2015

Notes:

(a) Discount rates assumed for each plan are included in this range.

(b)	One of the salaried plans assumes no future increases in employer subsidies.

Information for Pension Plans

The accumulated benefit obligation for all defined benefit plans was $576.8 million and $575.9 million at December 31, 2007 and 2006, respectively.

For plans with accumulated benefit obligations in excess of plan assets, at December 31, the projected benefit obligation, accumulated benefit obligation and fair value of the plan assets were:

In millions	2007	2006

Projected Benefit Obligation	$596.4	$594.6
Accumulated Benefit Obligation	576.8	575.9
Fair Value of Plan Assets	468.0	441.9

The Company’s approach to developing its expected long-term rate of return on pension plan assets combines an analysis of historical investment performance by asset class, the Company’s investment guidelines and current and expected economic fundamentals.

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s retirement plan asset allocation at December 31, 2007 and 2006 and target allocation for 2008 by asset category are as follows:

		Percentage of
	Target	Plan Assets at
	Allocation	December 31,
	2008	2007	2006

Asset Category:
Equity Securities	60.0%	59.3%	62.0%
Debt Securities	40.0	40.6	37.9
Cash	—	0.1	0.1

Total	100.0%	100.0%	100.0%

Active management of assets is used in asset classes and strategies where there is a potential to add value over a passive benchmark. Investment risk is measured and monitored on an on-going basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.

At December 31, 2007 and 2006, pension investments did not include any direct investments in the Company’s stock or the Company’s debt.

During 2007 and 2006, the Company made $24.9 million and $25.9 million, respectively, of contributions to its U.S. pension plans. For 2008, the Company expects to make contributions of approximately $50 million.

Information for Postretirement Benefits

During 2007 and 2006, the Company made postretirement benefit payments of $1.0 million and $2.7 million, respectively.

Assumed health care cost trend rates affect the amounts reported for postretirement health care benefit plans. A one-percentage-point change in assumed health care trend rates would have the following effects on 2007 data:

	One Percentage Point
In millions	Increase	Decrease

Health Care Trend Rate Sensitivity:
Effect on Total Interest and Service Cost Components	$0.3	$(0.2)
Effect on Year-End Postretirement Benefit Obligation	2.7	(2.4)

Estimated Future Benefit Payments

The following represents the Company’s estimated future pension and postretirement benefit payments through the year 2017:

		Postretirement
In millions	Pension Plans	Benefits

2008	$28.3	$2.5
2009	30.2	2.7
2010	32.4	2.9
2011	34.3	3.2
2012	36.6	3.2
2013 — 2017	219.7	19.3

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information for Postemployment Benefits

The Company maintains postemployment benefits for U.S. employees. Certain benefits are based on years of service. The Company recorded an entry to Accumulated Other Comprehensive Income for the net actuarial gain of $1.1 million.

Net Periodic Benefit Costs

During 2008, amounts expected to be recognized in Net Periodic Benefit Costs are as follows:

		Postretirement	Postemployment
In millions	Pension Plans	Benefits	Benefits

Recognition of Prior Service Cost	$2.7	$0.1	$—
Recognition of Actuarial Loss (Gain)	1.7	(0.3)	0.5

DEFINED CONTRIBUTION PLANS

The Company provides defined contribution plans for eligible U.S. employees. The Company’s contributions to the plans are based upon employee contributions and the Company’s annual operating results. Contributions to these plans for the years ended December 31, 2007, 2006 and 2005 were $8.2 million, $7.8 million and $8.2 million, respectively.

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

The pension expense related to the international plans consisted of the following:

	Year Ended December 31,
In millions	2007	2006	2005

Components of Net Periodic Pension Cost:
Service Cost	$0.4	$0.6	$0.5
Interest Cost	7.6	6.4	6.3
Expected Return on Plan Assets	(9.6)	(8.4)	(7.1)
Amortizations:
Actuarial Loss	0.3	0.3	0.6

Net Periodic Pension (Income) Cost	$(1.3)	$(1.1)	$0.3

Weighed Average Assumptions:
Discount Rate	5.10%	4.80%	5.25%
Rates of Increase in Future Compensation Levels	0.00%	0.00%	0.00%
Expected Long-Term Rate of Return on Plan Assets	7.00%	7.00%	7.00%

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Funded Status

The following table sets forth the funded status of the international pension plans as of December 31:

In millions	2007	2006

Change in Benefit Obligation:
Benefit Obligation at Beginning of Year	$148.2	$126.5
Service Cost	0.4	0.6
Interest Cost	7.6	6.4
Actuarial (Gain) Loss	(6.8)	2.7
Foreign Exchange Translation	2.0	17.8
Expenses Paid	(0.4)	(0.3)
Benefits Paid	(6.9)	(5.5)

Benefit Obligation at End of Year	$144.1	$148.2

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$136.5	$114.0
Actual Return on Plan Assets	10.8	10.3
Foreign Exchange Translation	1.8	16.2
Expenses Paid	(0.4)	(0.3)
Employer Contribution	2.0	1.8
Benefits Paid	(6.9)	(5.5)

Fair Value of Plan Assets at End of Year	$143.8	$136.5

Plan Assets Less Than Projected Benefit Obligation	$(0.3)	$(11.7)

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Accrued Pension Liability — Noncurrent	$(0.3)	$(11.7)
Accumulated Other Comprehensive Income:
Net Actuarial Loss	11.5	19.5

Net Amount Recognized	$11.2	$7.8

Weighted Average Assumptions:
Discount Rate	5.90%	5.10%
Rates of Increase in Future Compensation Levels	0.00%	0.00%

The accumulated benefit obligation for the Company’s international defined benefit plan was $144.1 million and $148.2 million at December 31, 2007 and 2006, respectively.

The Company’s approach to developing its expected long-term rate of return on pension plan assets combines an analysis of historical investment performance by asset class, the Company’s investment guidelines and current and expected economic fundamentals.

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s retirement plan asset allocation at December 31, 2007 and 2006 and target allocation for 2008 by asset category are as follows:

		Percentage of
	Target	Plan Assets at
	Allocation	December 31,
In millions	2008	2007	2006

Asset Category:
Equity Securities	50.0%	50.0%	69.0%
Debt Securities	50.0	49.0	30.0
Cash	—	1.0	1.0

Total	100.0%	100.0%	100.0%

Active management of assets is used in asset classes and strategies where there is a potential to add value over a passive benchmark. Investment risk is measured and monitored on an on-going basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.

During 2007 and 2006, the Company made $2.0 million and $1.8 million, respectively, of contributions to its international pension plan. For 2008, the Company expects to make contributions of approximately $2 million.

Estimated Future Benefit Payments

The following represents the Company’s estimated future benefit payments through the year 2017:

In millions

2008	$5.6
2009	5.7
2010	5.8
2011	5.9
2012	6.0
2013 — 2017	35.6

During 2008, the net actuarial loss is not expected to be recognized in Net Periodic Benefit Costs.

NOTE 10 —	INCOME TAXES

The U.S. and international components of Loss before Income Taxes and Equity in Net Earnings of Affiliates consisted of the following:

	Year Ended December 31,
In millions	2007	2006	2005

U.S.	$(26.3)	$(66.3)	$(60.7)
International	0.2	(11.3)	(8.6)

Loss before Income Taxes and Equity in Net Earnings of Affiliates	$(26.1)	$(77.6)	$(69.3)

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provisions for Income Tax (Expense) Benefit on Loss before Income Taxes and Equity in Net Earnings of Affiliates consisted of the following:

	Year Ended December 31,
In millions	2007	2006	2005

Current
U.S.	$0.2	$—	$0.2
International	(5.1)	(0.4)	1.5

Total Current	(4.9)	(0.4)	1.7

Deferred
U.S.	(19.6)	(19.8)	(19.5)
International	0.6	(0.6)	(4.2)

Total Deferred	(19.0)	(20.4)	(23.7)

Income Tax Expense	$(23.9)	$(20.8)	$(22.0)

A reconciliation of Income Tax Expense on Loss before Income Taxes and Equity in Net Earnings of Affiliates at the federal statutory rate of 35% compared with the Company’s actual Income Tax Expense is as follows:

	Year Ended December 31,
In millions	2007	Percent	2006	Percent	2005	Percent

Income Tax Benefit at U.S. Statutory Rate	$9.1	35.0%	$27.2	35.0%	$24.2	35.0%
U.S. State and Local Tax Benefit	0.9	3.5	2.3	3.0	1.3	1.9
Valuation Allowance on Current Year Benefit	(10.0)	(38.5)	(25.5)	(32.9)	(24.8)	(36.0)
International Tax Rate Differences	(2.8)	(10.7)	(1.2)	(1.5)	0.5	0.8
Valuation Allowance Adjustment	0.9	3.4	(3.7)	(4.8)	(6.1)	(8.8)
Amortization of Goodwill	(19.6)	(75.0)	(19.6)	(25.3)	(19.5)	(28.1)
Foreign Withholding Tax	(0.1)	(0.3)	(0.2)	(0.2)	(0.1)	(0.1)
Adjustment to Tax Contingencies	(2.0)	(7.5)	0.1	0.1	2.5	3.6
Other	(0.3)	(1.3)	(0.2)	(0.2)	—	—

Income Tax Expense	$(23.9)	(91.4)%	$(20.8)	(26.8)%	$(22.0)	(31.7)%

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 were as follows:

In millions	2007	2006

Deferred Tax Assets:
Compensation Based Accruals	$22.1	$17.6
Net Operating Loss Carryforwards	533.8	541.2
Pension Accrual	50.1	62.3
Tax Credits	13.7	13.6
Other	65.8	64.5
Short-Term Valuation Allowance	(12.3)	(9.9)
Long-Term Valuation Allowance	(344.6)	(332.6)

Net Deferred Tax Assets	$328.6	$356.7

Deferred Tax Liabilities:
Property, Plant and Equipment	$(299.1)	$(324.7)
Goodwill	(128.4)	(108.8)
Other Intangibles	(28.6)	(37.1)
Other	(0.7)	(4.6)

Total Deferred Tax Liabilities	$(456.8)	$(475.2)

Net Deferred Tax Liability	$(128.2)	$(118.5)

Deferred taxes as of December 31 are recorded as follows in the consolidated balance sheet:

In millions	2007	2006

Current Deferred Tax Assets	$13.3	$11.7
Long-Term Deferred Tax Liabilities	(141.5)	(130.2)

Net Deferred Tax Liability	$(128.2)	$(118.5)

The Company has reviewed the net deferred tax assets as of December 31, 2007 and 2006, respectively, and determined that it is more likely than not that some or all of the net deferred tax assets will not be realized. The valuation allowance of $356.9 million and $342.5 million at December 31, 2007 and 2006, respectively, is maintained on the remaining net deferred tax assets for which the Company has not determined that realization is more likely than not. Of the total valuation allowance, $33.3 million relates to foreign jurisdictions and the remaining $323.6 million relates to the U.S. The need for a valuation allowance is made on a country-by-country basis and the amount of the valuation allowance has increased as of December 31, 2007, over 2006 primarily due to operating activities in various countries in 2007 and changes in deferred tax balances. As of December 31, 2007, the Company has concluded that due to difficulty in maintaining profitability and the lack of sufficient future taxable income of the appropriate character, realization is less than more likely than not on the deferred tax assets related primarily to the Company’s Brazil, Germany, France, Hong Kong, Mexico and the United Kingdom operations and as a result, a minimal valuation allowance was accrued in 2007. An additional valuation allowance was also accrued during 2007 for the U.S.

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The U.S. federal net operating loss carryforwards expire as follows:

In millions

2012	$390.7
2018	295.0
2019	196.8
2021	144.2
2022	72.1
2023	122.0
2025	24.2
2026	100.0
2027	11.1

Total	$1,356.1

U.S. state net operating loss carryforward amounts total $785.3 million and expire in various years.

International net operating loss carryforward amounts total $97.8 million of which substantially all have no expiration date.

As of December 31, 2007, the Company, in accordance with APB Opinion 23, Accounting for Income Taxes, Special Areas, has determined that $61.0 million of undistributed foreign earnings are not intended to be reinvested indefinitely by its non-U.S. subsidiaries. Deferred income tax was recorded as a reduction to the Company’s net operating losses on these undistributed earnings as well as the financial statement carrying value in excess of tax basis in the amount of $28.3 million. As of December 31, 2006, the Company had determined that $67.2 million of undistributed foreign earnings were not intended to be reinvested indefinitely. Deferred income tax was recorded as a reduction to the Company’s net operating losses on these undistributed earnings as well as the financial statement carrying value in excess of tax basis in the amount of $30.2 million. The Company periodically determines whether the non-U.S. subsidiaries will invest their undistributed earnings indefinitely and reassesses this determination as appropriate. The Company has determined that it is not beneficial to utilize the temporary incentive related to the repatriation of earnings accumulated outside the U.S. as provided in the American Jobs Creation Act of 2004.

Uncertain Tax Positions

The Company adopted FIN 48 effective January 1, 2007. As of the date of adoption, the Company’s liability for unrecognized income tax benefits totaled $4.1 million, the total of which, if recognized, would affect the annual effective income tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions

Balance at January 1, 2007	$4.1
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	2.6
Reductions for tax positions of prior years	(1.4)
Settlements	(4.4)
Lapse of statute of limitations	—
Effect of Exchange Rate Changes	0.5

Balance at December 31, 2007	$1.4

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The increase in unrecognized income tax benefits primarily relates to a judgment received in the Swedish tax court during the first quarter of 2007. The Company intends to settle a portion of this matter in the first quarter of 2008 by paying $4.4 million which is reflected as a settlement in the above table.

Of the unrecognized tax benefits, $1.4 million of which, if recognized, would affect the annual effective income tax rate.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. The Company had $1.7 million and $0.8 million for the payment of interest and penalties accrued at December 31, 2007 and 2006, respectively.

The Company does not anticipate that total unrecognized tax benefits will significantly change within the next 12 months, other than the Swedish tax matter discussed above.

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

Interest Rate Risk

The Company uses interest rate swaps to manage interest rate risks on future income caused by interest rate changes on its variable rate Term Loan facility. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense related to the debt. At December 31, 2007, the Company had interest rate swap agreements with a notional amount of $440.0 million, which expire on various dates from 2008 to 2009 under which the Company will pay fixed rates of 4.53% to 5.46% and receive the three-month LIBOR rates.

During 2007, there were minimal amounts of ineffective portions related to changes in the fair value of the interest rate swap agreements due to the May 2007 refinancing. During 2006, there were no ineffective portions related to changes in the fair value of the interest rate swap agreements. Additionally, there were no amounts excluded from the measure of effectiveness.

Commodity Risk

To manage risks associated with future variability in cash flows and price risk attributable to certain commodity purchases, the Company entered into natural gas swap contracts to hedge prices for approximately 45% of its expected natural gas usage through 2008 with a weighted average contractual rate of $8.14 per MMBTU. Such contracts are designated as cash flow hedges. When a contract matures, the resulting gain or loss is reclassified into Cost of Sales concurrently with the recognition of the commodity purchased. The

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ineffective portion of the swap contracts change in fair value, if any, would be recognized immediately in earnings.

During 2007 and 2006, there were minimal amounts of ineffective portions related to changes in fair value of natural gas swap contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Foreign Currency Risk

The Company enters into forward exchange contracts to manage risks associated with future variability in cash flows resulting from anticipated foreign currency transactions that may be adversely affected by changes in exchange rates. Gains/losses, if any, related to these contracts are recognized in income when the anticipated transaction affects income.

At December 31, 2007 and 2006, multiple forward exchange contracts existed that expire on various dates throughout 2008. Those purchased forward exchange contracts outstanding at December 31, 2007, when measured in U.S. dollars at December 31, 2007 exchange rates, had notional amounts totaling $78.2 million. Those purchased forward exchange contracts outstanding at December 31, 2006, when measured in U.S. dollars at December 31, 2006 exchange rates, had notional amounts totaling $140.2 million.

Minimal amounts were reclassified to earnings during 2007 in connection with forecasted transactions that were no longer considered probable of occurring due to the sale of the Swedish operations and there was no amount of ineffective portion related to changes in the fair value of foreign currency forward contracts. No amounts were reclassified to earnings during 2006 in connection with forecasted transactions that were no longer considered probable of occurring and there was no amount of ineffective portion related to changes in the fair value of foreign currency forward contracts. Additionally, there were no amounts excluded from the measure of effectiveness.

Derivatives not Designated as Hedges

The Company enters into forward exchange contracts to effectively hedge substantially all of accounts receivable resulting from transactions denominated in foreign currencies in order to manage risks associated with foreign currency transactions adversely affected by changes in exchange rates. At December 31, 2007 and 2006, multiple foreign currency forward exchange contracts existed, with maturities ranging up to three months. Those forward currency exchange contracts outstanding at December 31, 2007, when aggregated and measured in U.S. dollars at December 31, 2007 exchange rates, had net notional amounts totaling $14.5 million. Those forward currency exchange contracts outstanding at December 31, 2006, when aggregated and measured in U.S. dollars at December 31, 2006 exchange rates, had net notional amounts totaling $6.6 million. Generally, unrealized gains and losses resulting from these contracts are recognized in operations and approximately offset corresponding unrealized gains and losses recognized on these accounts receivable. These contracts are presently being and will continue to be marked to market through the income statement.

Foreign Currency Movement Effect

Net international currency exchange (gains) losses included in determining Income from Operations for the years ended December 31, 2007, 2006 and 2005 were $(1.3) million, $(2.3) million and $6.2 million, respectively.

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Derivative Instruments (Loss) Gain

The following is a reconciliation of changes in the fair value of the interest rate swap agreements, natural gas swaps and foreign currency forward contracts which have been recorded as Accumulated Derivative Instruments (Loss) Gain in the Statement of Shareholders’ Equity as of December 31:

In millions	2007	2006	2005

Balance at January 1	$(5.4)	$5.2	$(9.0)
Reclassification to earnings	9.3	19.3	(11.4)
Current period change in fair value	(11.8)	(29.9)	25.6

Balance at December 31	$(7.9)	$(5.4)	$5.2

At December 31, 2007, the Company expects to reclassify $0.9 million of losses in 2008 from Accumulated Derivative Instruments (Loss) Gain to earnings, contemporaneously with and offsetting changes in the related hedged exposure. The actual amount that will be reclassified to future earnings may vary from this amount as a result of changes in market conditions.

Fair Value of Financial Instruments

The fair values of the Company’s financial assets at December 31, 2007 and 2006, equal the carrying values reported on the Consolidated Balance Sheets except for Long-Term Debt. The fair value of the Company’s Long-Term Debt was $1,829.2 million and $1,960.5 million as compared to the carrying amounts of $1,872.0 million and $1,911.0 million as of December 31, 2007 and 2006, respectively. The fair value of Long-Term Debt is based on quoted market prices.

NOTE 12 —	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in the components of Accumulated Other Comprehensive Income (Loss) are as follows:

	Years Ended December 31,
	2007			2006			2005
	Pretax	Tax	Net	Pretax	Tax	Net	Pretax	Tax	Net
In millions	Amount	Effect	Amount	Amount	Effect	Amount	Amount	Effect	Amount

Accumulated Derivative Instruments (Loss) Gain	$(2.5)	$—	$(2.5)	$(10.6)	$—	$(10.6)	$14.2	$—	$14.2
Minimum Pension Liability Adjustment	—	—	—	23.3	—	23.3	(24.8)	—	(24.8)
Currency Translation Adjustment	4.6	—	4.6	14.7	—	14.7	(17.2)	—	(17.2)
Pension Benefit Plans	25.2	—	25.2	(26.2)	—	(26.2)	—	—	—
Postretirement Benefit Plans	3.3	—	3.3	1.1	—	1.1	—	—	—
Postemployment Benefit Plans	1.5	—	1.5	(6.1)	—	(6.1)	—	—	—

Accumulated Other Comprehensive Income (Loss)	$32.1	$—	$32.1	$(3.8)	$—	$(3.8)	$(27.8)	$—	$(27.8)

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The balances of Accumulated Other Comprehensive Loss, net of applicable taxes are as follows:

	December 31,
In millions	2007	2006

Accumulated Derivative Instruments Loss	$(7.9)	$(5.4)
Currency Translation Adjustment	1.9	(2.7)
Pension Benefit Plan	(67.7)	(92.9)
Postretirement Benefit Plan	4.4	1.1
Postemployment Benefit Plan	(4.6)	(6.1)

Accumulated Other Comprehensive Loss	$(73.9)	$(106.0)

NOTE 13 —	BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

The Company reports its results in two business segments: paperboard packaging and containerboard/other. These segments are evaluated by the chief operating decision maker based primarily on income from operations. The Company’s reportable segments are based upon strategic business units that offer different products. The paperboard packaging business segment includes the production and sale of paperboard for its beverage multiple packaging and consumer products packaging businesses from its West Monroe, Louisiana, Macon, Georgia and Kalamazoo, Michigan mills; carton converting facilities in the U.S., Europe, Brazil and Canada; and the design, manufacture and installation of packaging machinery related to the assembly of cartons. The containerboard/other business segment primarily includes the production and sale of linerboard, corrugating medium and kraft paper from paperboard mills in the U.S.

The Company’s customers are not concentrated in any specific geographic region, but are concentrated in certain industries. Customers of the Paperboard Packaging business segment include the beverage and consumer products packaging industries. Customers of the Containerboard/Other business segment include integrated and non-integrated containerboard converters. The Company did not have any one customer who accounted for 10% or more of the Company’s net sales during 2007, 2006 or 2005.

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business segment information is as follows:

	Year Ended December 31,
In millions	2007	2006	2005

NET SALES:
Paperboard Packaging	$2,325.9	$2,227.1	$2,208.1
Containerboard/Other	95.3	94.6	86.2

Total	$2,421.2	$2,321.7	$2,294.3

INCOME (LOSS) FROM OPERATIONS:
Paperboard Packaging	$210.0	$146.9	$161.3
Containerboard/Other	(13.5)	(17.9)	(16.1)
Corporate(a)	(45.3)	(35.2)	(58.7)

Total	$151.2	$93.8	$86.5

CAPITAL EXPENDITURES:
Paperboard Packaging	$91.0	$89.6	$98.5
Containerboard/Other	2.9	2.6	2.3
Corporate	2.0	2.3	10.0

Total	$95.9	$94.5	$110.8

DEPRECIATION AND AMORTIZATION:
Paperboard Packaging	$159.5	$155.0	$165.8
Containerboard/Other	11.0	11.3	11.0
Corporate	19.1	22.2	22.0

Total	$189.6	$188.5	$198.8

In millions	2007	2006

ASSETS AT DECEMBER 31:
Paperboard Packaging(b)	$2,620.6	$2,708.9
Containerboard/Other(b)	85.5	102.9
Corporate(c)	71.2	76.8

Total	$2,777.3	$2,888.6

Business geographic area information is as follows:

	Year Ended December 31,
In millions	2007	2006	2005

NET SALES:
U.S./North America	$2,122.9	$2,060.9	$2,034.2
Central/South America	29.0	21.9	17.8
Europe	282.1	260.7	246.4
Asia Pacific	136.3	123.6	128.4
Eliminations(d)	(149.1)	(145.4)	(132.5)

Total	$2,421.2	$2,321.7	$2,294.3

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In millions	2007	2006

ASSETS AT DECEMBER 31:
U.S/North America	$2,498.4	$2,559.5
Central/South America	16.5	11.4
Europe	145.0	202.4
Asia Pacific	46.2	38.5
Corporate(c)	71.2	76.8

Total	$2,777.3	$2,888.6

Notes:

(a)	Primarily consists of unallocated general corporate expenses.

(b)	Certain mill assets are allocated based on production.

(c)	Corporate assets are principally cash and equivalents, other current assets, deferred tax assets, deferred loan costs and a portion of property, plant and equipment.

(d)	Represents primarily the elimination of intergeographic sales and profits from transactions between the Company’s U.S., Europe, Asia Pacific and Central/South America operations.

NOTE 14 —	IMPAIRMENT

In accordance with the FASB SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values.

During the third quarter of 2007, the Company recognized an impairment charge of $25.2 million relating to its paperboard mill located in Norrköping, Sweden. The Company’s plan to sell the operations led to the testing for impairment of these long-lived assets. The fair value of the impaired assets was determined based on selling price less cost to sell. During the fourth quarter of 2007, the Company recognized a reduction to the impairment charge of $6.6 million for the non-cash currency translation adjustment component of accumulated other comprehensive income related to the sale of the Swedish paperboard mill. This reduction, which should have been recorded in the third quarter, related to the impairment recorded in the third quarter. The Company has determined that the impact of this item was not material to the third quarter or fourth quarter. The impairment charge is reflected as a component of Loss from Discontinued Operations on the Consolidated Statement of Operations and as a component of the Company’s Paperboard Packaging Segment.

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

NOTE 15 —	DISCONTINUED OPERATIONS

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

The Purchaser is affiliated with Jeffery H. Coors, the Vice Chairman and a member of the Board of Directors of the Company. The Seller undertook the sale of GP-Sweden to the Purchaser after a thorough exploration of strategic alternatives with respect to GP-Sweden. The transactions contemplated by the Sale and Purchase Agreement were approved by the Audit Committee of the Board of Directors of the Company pursuant to its Policy Regarding Related Party Transactions and by the full Board of Directors other than Mr. Coors.

The long-lived assets of GP-Sweden comprise operations and cash flows that can be distinguished from the rest of the Company. Since these cash flows will be eliminated from ongoing operations, the results of operations were reported in discontinued operations for all periods presented.

Summarized financial information for discontinued operations is as follows:

	Year Ended December 31,
In millions	2007	2006	2005

Net Sales	$83.4	$99.4	$96.9
(Loss) Income before Income Taxes	(33.4)	(3.6)	0.3

GP-Sweden was included in the Paperboard Packaging segment and the Europe geographic area.

NOTE 16 —	RELATED PARTY TRANSACTIONS

On November 18, 1999, the Company loaned $5.0 million to Stephen M. Humphrey pursuant to a non-interest bearing note due March 26, 2002. On December 19, 2001, the Company extended the maturity of the loan through March 26, 2007. The note was repaid during the first quarter of 2007. At December 31, 2006, this receivable was included in Other Current Assets on the Consolidated Balance Sheet.

Coors Brewing Company, a subsidiary of Molson Coors Brewing Company (formerly known as the Adolph Coors Company), accounted for approximately $85 million, $74 million and $84 million of the Company’s Net Sales for the year ended December 31, 2007, 2006 and 2005, respectively. The Company continues to sell packaging products to Coors Brewing Company. The loss of Coors Brewing Company as a customer in the foreseeable future could have a material effect on the Company’s results of operations. The supply agreement, as amended, effective April 1, 2003, with Coors Brewing Company will not expire until December 31, 2009. Mr. Jeffrey H. Coors, a member of the Company’s Board of Directors, was an Executive Vice President of the Adolph Coors Company from 1991 to 1992 and its President from 1985 to 1989. Together with family members and related trusts, Mr. Coors owns a significant interest in Molson Coors Brewing Company.

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

On October 16, 2007, the Company sold an indirect wholly-owned subsidiary to a purchaser affiliated with Jeffrey H. Coors. See Note 15 — Discontinued Operations.

GRAPHIC PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 —	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Results of operations for the four quarters of 2007 and 2006 are shown below.

	2007
In millions, except per share amounts	First	Second	Third	Fourth	Total

Statement of Operations Data:
Net Sales	$584.1	$623.1	$612.1	$601.9	$2,421.2
Gross Profit	62.7	89.0	112.0	95.8	359.5
Income from Operations	12.8	39.0	61.6	37.8	151.2
(Loss) Income from Continuing Operations	(37.5)	(19.6)	15.1	(7.1)	(49.1)
(Loss) Income from Discontinued Operations, Net of Taxes	(1.2)	(1.7)	(29.0)	6.4	(25.5)
Net Loss	(38.7)	(21.3)	(13.9)	(0.7)	(74.6)
(Loss) Income Per Share — Basic:
Continuing Operations	(0.18)	(0.10)	0.07	(0.03)	(0.24)
Discontinued Operations	(0.01)	(0.01)	(0.14)	0.03	(0.13)
Total	(0.19)	(0.11)	(0.07)	(0.00)	(0.37)
(Loss) Income Per Share — Diluted:
Continuing Operations	(0.18)	(0.10)	0.07	(0.03)	(0.24)
Discontinued Operations	(0.01)	(0.01)	(0.14)	0.03	(0.13)
Total	(0.19)	(0.11)	(0.07)	(0.00)	(0.37)

	2006
In millions, except per share amounts	First	Second	Third	Fourth	Total

Statement of Operations Data:
Net Sales	$556.5	$603.6	$595.9	$565.7	$2,321.7
Gross Profit	61.3	77.7	95.4	66.7	301.1
Income from Operations	9.8	26.0	42.7	15.3	93.8
Loss from Continuing Operations	(36.4)	(21.6)	(5.4)	(34.0)	(97.4)
(Loss) Income from Discontinued Operations, Net of Taxes	(0.3)	(1.2)	0.3	(1.9)	(3.1)
Net Loss	(36.7)	(22.8)	(5.1)	(35.9)	(100.5)
Loss Per Share — Basic:
Continuing Operations	(0.18)	(0.11)	(0.03)	(0.17)	(0.48)
Discontinued Operations	—	—	—	(0.01)	(0.02)
Total	(0.18)	(0.11)	(0.03)	(0.18)	(0.50)
Loss Per Share — Diluted:
Continuing Operations	(0.18)	(0.11)	(0.03)	(0.17)	(0.48)
Discontinued Operations	—	—	—	(0.01)	(0.02)
Total	(0.18)	(0.11)	(0.03)	(0.18)	(0.50)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Graphic Packaging Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Graphic Packaging Corporation and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 6 and 10, respectively, to the consolidated financial statements, Graphic Packaging Corporation and its subsidiaries changed their method of accounting for stock based compensation plans as of January 1, 2006 and their method of accounting for uncertainty in income taxes as of January 1, 2007.

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
Atlanta, Georgia
February 28, 2008

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

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the COSO. Based on this assessment, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to Instruction G(3) to Form 10-K, the information relating to Directors of the Registrant, compliance with Section 16(a) of the Exchange Act and compliance with the Company’s Code of Ethics required by Item 10 is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2008, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 11 is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2008, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 12 is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2008, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 13 is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2008, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2007.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 14 is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2008, which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2007.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.) Financial statements, financial statement schedule and exhibits filed as part of this report:

1. Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2007

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2007

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2007

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2. Schedule II — Valuation and Qualifying Accounts.

All other schedules are omitted as the information required is either included elsewhere in the consolidated financial statements herein or is not applicable.

3. Exhibits to Annual Report on Form 10-K for Year Ended December 31, 2007.

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of March 25, 2003, among Registrant, Riverwood Acquisition Sub LLC and Graphic Packaging International Corporation. Filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on March 27, 2003 (Commission File No. 001-11113), and incorporated herein by reference.
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of July 11, 2003, among Registrant, Riverwood Acquisition Sub LLC and Graphic Packaging International Corporation. Filed as part of Annex A to Registrant’s Amendment No. 3 to Registration Statement on Form S-4 filed on July 17, 2003 (Registration No. 333-104928), and incorporated herein by reference.
2.3	Transaction Agreement and Agreement and Plan of Merger dated as of July 9, 2007, by and among the Company, Bluegrass Container Holdings, LLC, TPG Bluegrass IV, L.P., TPG Bluegrass IV — AIV 2, L.P., TPG Bluegrass V, L.P., TPG Bluegrass V — AIV 2, L.P., TPG FOF V — A, L.P., TPG FOF V — B, L.P., BCH Management, LLC, Field Holdings, Inc., New Giant Corporation and Giant Merger Sub, Inc. Filed as Exhibit 2.1 to Graphic Packaging Corporation’s Current Report on Form 8-K filed on July 11, 2007 (Commission File No. 001-13182), and incorporated herein by reference.
3.1	Restated Certificate of Incorporation of Graphic Packaging Corporation. Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
3.2	Bylaws of Graphic Packaging Corporation, as amended and restated as of September 20, 2006. Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on September 25, 2006 (Commission File No. 001-13182), and incorporated herein by reference.
3.3	Graphic Packaging Corporation Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock. Filed as Exhibit 3.3 to Registrant’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.

Exhibit
Number	Description

4.1	Form of Certificate for the Common Stock, par value $0.01 per share. Filed as Exhibit 4.1 to Registrant’s Amendment No. 1 to Registration Statement on Form S-4 filed on June 13, 2003 (Registration No. 333-104928), and incorporated herein by reference.
4.2	Rights Agreement, dated as of August 7, 2003, between Registrant and Wells Fargo Bank Minnesota, National Association. Filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
4.3	Indenture, dated as of August 8, 2003, among Graphic Packaging International, Inc., as Issuer, Registrant and GPI Holding, Inc., as Note Guarantors, and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 8.50% Senior Notes due 2011 of Graphic Packaging International, Inc. Filed as Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
4.4	Indenture, dated as of August 8, 2003, among Graphic Packaging International, Inc., as Issuer, Registrant and GPI Holding, Inc., as Note Guarantors, and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 9.50% Senior Subordinated Notes due 2013 of Graphic Packaging International, Inc. Filed as Exhibit 4.5 to Registrant’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
4.5	Form of 8.50% Senior Notes due 2011 of Graphic Packaging International, Inc.(included in Exhibit 4.5). Filed as Exhibit A to the Indenture, dated as of August 8, 2003, among Graphic Packaging International, Inc., as Issuer, Registrant and GPI Holding, Inc., as Note Guarantors, and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 8.50% Senior Notes due 2011 of Graphic Packaging International, Inc. filed as Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
4.6	Form of 9.50% Senior Subordinated Notes due 2013 of Graphic Packaging International, Inc. (included in Exhibit 4.6). Filed as Exhibit A to the Indenture, dated as of August 8, 2003, among Graphic Packaging International, Inc., as Issuer, Registrant and GPI Holding, Inc., as Note Guarantors, and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 9.50% Senior Subordinated Notes due 2013 of Graphic Packaging International, Inc. filed as Exhibit 4.5 to Registrant’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
4.7	$1,355,000,000 Credit Agreement dated as of May 16, 2007 among Graphic Packaging International, Inc., Bank of America, N.A., as Administrative Agent, L/C Issuer, Swing Line Lender and Alternative Currency Funding Fronting Lender, Deutsche Bank Securities Inc., as Syndication Agent, Goldman Sachs Credit Partners L.P., LaSalle Bank National Association and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agents, and the several lenders from time to time party thereto. Filed as Exhibit 10.1 to Graphic Packaging Corporation’s Current Report on Form 8-K filed on May 21, 2007 (Commission File No. 001-13182), and incorporated herein by reference.
4.8	Amendment to Rights Agreement, dated as of August 7, 2003, between the Company and Wells Fargo Bank, National Association (formerly known as Wells Fargo Bank Minnesota, National Association). Filed as Exhibit 4.1 to Graphic Packaging Corporation’s Current Report on Form 8-K filed on July 11, 2007 (Commission File No. 001-13182), and incorporated herein by reference.
10.1	Amended and Restated Registration Rights Agreement, dated as of March 25, 2003, among Registrant, the Family Stockholders named therein, Clayton Dubilier & Rice Fund V Limited Partnership, EXOR Group S.A., and the Other Riverwood Stockholders named therein. Filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-4 filed on May 2, 2003 (Registration No. 333-104928), and incorporated herein by reference.
10.2	Stockholders Agreement, dated as of March 25, 2003, by and among Registrant, the Family Stockholders named therein, Clayton Dubilier & Rice Fund V Limited Partnership and EXOR Group S.A. Filed as Exhibit 10.2 to Registrant’s Registration Statement on Form S-4 filed on May 2, 2003 (Registration No. 333-104928), and incorporated herein by reference.

Exhibit
Number		Description

10.3		Amendment No. 1 to Stockholders Agreement, dated as of April 29, 2003, by and among Registrant, the Family Stockholders named therein, Clayton, Dubilier & Rice Fund V Limited Partnership and EXOR Group S.A. Filed as Exhibit 10.3 to Registrant’s Registration Statement on Form S-4 filed on May 2, 2003 (Registration No. 333-104928), and incorporated herein by reference.
10.4		Amendment No. 2 to Stockholders Agreement, dated as of June 12, 2003, by and among Registrant, the Family Stockholders named therein, Clayton, Dubilier & Rice Fund V Limited Partnership and EXOR Group S.A. Filed as Exhibit 10.4 to Registrant’s Amendment No. 1 to Registration Statement on Form S-4 filed on June 13, 2003 (Registration No. 333-104928), and incorporated herein by reference.
10.5		Amendment No. 3 to Stockholders Agreement, dated as of July 20, 2006, by and among Registrant, the Family Stockholders named therein, Clayton, Dubilier & Rice Fund V Limited Partnership and EXOR Group S.A. Filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on July 24, 2006 and incorporated herein by reference.
10	.6*	Employment Agreement, dated as of July 20, 2006, by and among Graphic Packaging International, Inc., Registrant and Jeffrey H. Coors. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on July 24, 2006 (Commission File No. 001-13182) and incorporated herein by reference.
10	.7*	Employment Agreement, dated as of July 20, 2006, by and among Graphic Packaging International, Inc., Registrant and David W. Scheible. Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on July 24, 2006 (Commission File No. 001-13182) and incorporated herein by reference.
10	.8*	Employment Agreement, dated as of July 20, 2006, by and among Graphic Packaging International, Inc., Registrant and Stephen M. Humphrey. Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on July 24, 2006 (Commission File No. 001-13182) and incorporated herein by reference.
10	.9*	Employment Agreement, dated as of July 20, 2006, by and among Graphic Packaging International, Inc., Registrant and Daniel J. Blount. Filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on July 24, 2006 (Commission File No. 001-13182) and incorporated herein by reference.
10	.10*	Employment Agreement, dated as of July 20, 2006, by and among Graphic Packaging International, Inc., Registrant and Stephen A. Hellrung. Filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on July 24, 2006 (Commission File No. 001-13182) and incorporated herein by reference.
10	.11*	Employment Agreement, dated as of July 20, 2006, by and among Graphic Packaging International, Inc., Registrant and Wayne E. Juby. Filed as Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed on July 24, 2006 (Commission File No. 001-13182) and incorporated herein by reference.
10	.12*	Employment Agreement, dated as of July 20, 2006, by and among Graphic Packaging International, Inc., Registrant and Michael R. Schmal. Filed as Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed on July 24, 2006 (Commission File No. 001-13182) and incorporated herein by reference.
10	.13*	Employment Agreement, dated as of July 20, 2006, by and among Graphic Packaging International, Inc., Registrant and Robert M. Simko. Filed as Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed on July 24, 2006 (Commission File No. 001-13182) and incorporated herein by reference.
10	.14*	Employment Agreement, dated as of July 20, 2006, by and among Graphic Packaging International, Inc., Registrant and Michael P. Doss. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on September 25, 2006 (Commission File No. 001-13182) and incorporated herein by reference.
10	.15*	Riverwood Holding, Inc. Stock Incentive Plan. Filed as Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-80475) of New River Holding, Inc. (renamed Riverwood Holding, Inc.) and incorporated herein by reference.

Exhibit
Number		Description

10	.16*	Riverwood Holding, Inc. Supplemental Long-Term Incentive Plan. Filed as Exhibit 10.15 to Riverwood Holding, Inc.’s Annual Report on Form 10-K filed on March 17, 2000 (Commission File No. 1-11113) and incorporated herein by reference.
10	.17*	2003 Riverwood Holding, Inc. Long-Term Incentive Plan. Filed as Exhibit 10.15 to Registration Statement on Form S-4 (Registration Statement No. 333-104928) filed on May 2, 2003 and incorporated herein by reference.
10	.18*	Riverwood Holding, Inc. 2002 Stock Incentive Plan. Filed as Exhibit 10.19 to Registrant’s Annual Report on Form 10-K filed April 15, 2003 (Commission File No. 1-11113) and incorporated herein by reference.
10	.19*	Amendment No. 1 to Riverwood Holding, Inc. Stock Incentive Plan, Riverwood Holding, Inc. Supplemental Long-Term Incentive Plan and Riverwood Holding, Inc. 2002 Stock Incentive Plan. Filed as Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10	.20*	Form of Restricted Unit Agreement, dated as of August 8, 2003, between Registrant and each of Jeffrey H. Coors, David W. Scheible and Donald W. Sturdivant. Filed as Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10	.21*	Form of Management Stock Option Agreement entered into by and between Registrant and each of Wayne E. Juby, Michael R. Schmal, Daniel J. Blount, and Stephen A. Hellrung. Filed as Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10	.22*	Form of Restricted Unit Agreement entered into by and between Registrant and each of Wayne E. Juby, Michael R. Schmal, Daniel J. Blount, and Stephen A. Hellrung. Filed as Exhibit 10.14 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10	.23*	Form of Option Cancellation Acknowledgement of Wayne E. Juby and Michael R. Schmal. Filed as Exhibit 10.15 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10	.24*	Management Stock Option Agreement, dated as of August 8, 2003 entered into by and between Registrant and Stephen M. Humphrey. Filed as Exhibit 10.17 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10	.25*	Restricted Unit Agreement, dated as of August 8, 2003, entered into by and between Registrant and Stephen M. Humphrey. Filed as Exhibit 10.18 to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003 (Commission File No. 001-13182), and incorporated herein by reference.
10	.26*	Form of Officers’ Salary Continuation Agreement, as amended. Filed as Exhibit 10.10 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 20, 1995 (Commission File No. 0-20704), and incorporated herein by reference.
10	.27*	Graphic Packaging Equity Incentive Plan, as amended and restated, effective as of March 1, 2001. Filed as Exhibit 10.9 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 23, 2001 (Commission File No. 001-14060), and incorporated herein by reference.
10	.28*	Graphic Packaging Equity Compensation Plan for Non-Employee Directors, as amended and restated. Filed as Exhibit 10.10 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 23, 2001 (Commission File No. 001-14060), and incorporated herein by reference.
10	.29*	ACX Technologies, Inc. Phantom Equity Plan. Filed as Exhibit 10.11 to Graphic Packaging International Corporation’s Current Report on Form 8-K filed on November 19, 1992 (Commission File No. 0-20704), and incorporated herein by reference.
10	.30*	Graphic Packaging Excess Benefit Plan, as restated, effective as of January 1, 2000. Filed as Exhibit 10.12 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 23, 2001 (Commission File No. 001-14060), and incorporated herein by reference.

Exhibit
Number		Description

10	.31*	Graphic Packaging Supplemental Retirement Plan, as restated, effective as of January 1, 2000. Filed as Exhibit 10.13 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 23, 2001 (Commission File No. 001-14060), and incorporated herein by reference.
10	.32*	ACX Technologies, Inc. Deferred Compensation Plan, as amended. Filed as Exhibit 10.15 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 7, 1996 (Commission File No. 0-20704), and incorporated herein by reference.
10	.33*	First Amendment to the Graphic Packaging Deferred Compensation Plan. Filed as Exhibit 10.16 to Graphic Packaging International Corporation’s Annual Report on Form 10-K filed on March 23, 2001 (Commission File No. 001-14060), and incorporated herein by reference.
10	.34*	Graphic Packaging Executive Incentive Plan, as amended and restated, effective February 1, 2002. Filed as Exhibit 10.1 to Graphic Packaging International Corporation’s Quarterly Report on Form 10-Q filed on October 31, 2002 (Commission File No. 001-14060), and incorporated herein by reference.
10.35		Form of Indemnification Agreement, dated as of September 10, 2003, entered into by and among Registrant, GPI Holding, Inc., Graphic Packaging International, Inc. and each of Jeffrey H. Coors, Stephen M. Humphrey, Kevin J. Conway, G. Andrea Botta, John D. Beckett, Harold R. Logan, Jr., John R. Miller, Robert W. Tieken, B. Charles Ames (as emeritus director) and William K. Coors (as emeritus director). Filed as Exhibit 10.30 to Registrant’s Annual Report on Form 10-K filed on March 16, 2004 (Commission File No. 001-13182) and incorporated herein by reference.
10.36		Indemnification Agreement, dated as of September 10, 2003, entered into by and among Registrant, GPI Holding, Inc., Graphic Packaging International, Inc. and Lawrence C. Tucker. Filed as Exhibit 10.31 to Registrant’s Annual Report on Form 10-K filed on March 16, 2004 (Commission File No. 001-13182) and incorporated herein by reference.
10	.37*	2004 Stock and Incentive Compensation Plan of Graphic Packaging Corporation. Filed as Appendix B to the Company’s definitive proxy statement filed on April 5, 2004 (Commission File No. 001-13182) and incorporated herein by reference.
10	.38*	Amended and Restated Riverwood Holding, Inc. Stock Incentive Plan effective May 17, 2005. Filed as Exhibit 10.38 to Registrant’s Annual Report on Form 10-K filed on March 2, 2007 (Commission File No. 001-13182) and incorporated herein by reference.
10	.39*	Form of Service Restricted Stock Unit Award Agreement granted on March 16, 2005 under the 2004 Stock and Incentive Compensation Plan. Filed as Exhibit 10.32 to Registrant’s Annual Report on Form 10-K filed on March 3, 2006 (Commission File No 001-13182) and incorporated herein by reference.
10	.40*	Graphic Packaging International, Inc. Supplemental Executive Pension Plan, effective April 7, 2006. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 11, 2006 (Commission File No. 001-13182) and incorporated herein by reference.
10	.41*	Graphic Packaging International, Inc. Management Incentive Plan. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 3, 2007 (Commission File No. 001-13182) and incorporated herein by reference.
10	.42*	Agreement Regarding Settlement of Stock Options dated as of March 28, 2007 by and between Graphic Packaging Corporation and Stephen M. Humphrey. Filed as Exhibit 10.1 to Graphic Packaging Corporation’s Current Report on Form 8-K filed on March 29, 2007 (Commission File No. 001-13182) and incorporated herein by reference.
10.43		Voting Agreement dated as of July 9, 2007, by and among BCH, the persons listed on the signature pages thereto as a Family Stockholder, Clayton, Dubilier & Rice Fund V Limited Partnership, EXOR Group S.A., and, solely for the purposes of Section 5.2 thereof, the Registrant. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 11, 2007 (Commission File No. 001-13182), and incorporated herein by reference.

Exhibit
Number	Description

10.44	Sale and Purchase Agreement dated October 16, 2007 between Graphic Packaging International Holding Sweden AB and Lagrummet December NR 1031 Aktiebolag (under change of name to Fiskeby International Holding AB) regarding Graphic Packaging International Sweden AB. Filed as Exhibit 10.1 to Graphic Packaging Corporation’s Current Report on Form 8-K filed on October 17, 2007 (Commission File No. 001-13182), and incorporated herein by reference.
10.45	Master Services Agreement dated November 29, 2007 by and between Graphic Packaging International, Inc. and Perot Systems Corporation. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 5, 2007 (Commission File No. 001-13182), and incorporated herein by reference.
14.1	Code of Business Conduct and Ethics. Filed as Exhibit 14.1 to Registrant’s Annual Report on Form 10-K filed on March 16, 2004 (Commission File No. 001-13182) and incorporated herein by reference.
21.1	List of Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification required by Rule 13a-14(a).
31.2	Certification required by Rule 13a-14(a).
32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Executive compensation plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHIC PACKAGING CORPORATION
(Registrant)

/s/ DAVID W. SCHEIBLE David W. Scheible	President and Chief Executive Officer (Principal Executive Officer)	February 29, 2008

/s/ DANIEL J. BLOUNT Daniel J. Blount	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 29, 2008

/s/ DEBORAH R. FRANK Deborah R. Frank	Vice President and Controller (Principal Accounting Officer)	February 29, 2008

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each of the directors of the Registrant whose signature appears below hereby appoints Daniel J. Blount and Stephen A. Hellrung, and each of them severally, as his attorney-in-fact to sign in his name and behalf, in any and all capacities stated below, and to file with the Securities and Exchange Commission any and all amendments to this report on Form 10-K, making such changes in this report on Form 10-K as appropriate, and generally to do all such things on their behalf in their capacities as directors and/or officers to enable the Registrant to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

Signatures	Title	Date

/s/ JOHN R. MILLER John R. Miller	Non-Executive Chairman and Director	February 29, 2008

/s/ JOHN D. BECKETT John D. Beckett	Director	February 29, 2008

/s/ G. ANDREA BOTTA G. Andrea Botta	Director	February 29, 2008

/s/ KEVIN J. CONWAY Kevin J. Conway	Director	February 29, 2008

/s/ JEFFREY H. COORS Jeffrey H. Coors	Director	February 29, 2008

/s/ WILLIAM R. FIELDS William R. Fields	Director	February 29, 2008

/s/ HAROLD R. LOGAN, JR. Harold R. Logan, Jr.	Director	February 29, 2008

/s/ DAVID W. SCHEIBLE David W. Scheible	Director	February 29, 2008

/s/ ROBERT W. TIEKEN Robert W. Tieken	Director	February 29, 2008

GRAPHIC PACKAGING CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance	Charges		Balance
	Beginning	to Costs and	(Deductions)	at End
In millions	of Period	Expenses	Additions	of Period

(Classification)

Year ended December 31, 2007
Allowances Reducing the Assets in the Balance Sheet:
Accounts receivable	$2.4	$24.6	$(25.4)	$1.6
Inventories	8.9	0.4	(3.5)	5.8
Deferred tax assets	342.5	18.7	(4.3)	356.9

Total	$353.8	$43.7	$(33.2)	$364.3

Year ended December 31, 2006
Allowances Reducing the Assets in the Balance Sheet:
Accounts receivable	$2.8	$24.7	$(25.1)	$2.4
Inventories	9.1	2.9	(3.1)	8.9
Deferred tax assets	283.4	23.5	35.6	342.5

Total	$295.3	$51.1	$7.4	$353.8

Year ended December 31, 2005
Allowances Reducing the Assets in the Balance Sheet:
Accounts receivable	$3.7	$21.2	$(22.1)	$2.8
Inventories	9.1	4.9	(4.9)	9.1
Deferred tax assets	221.7	25.6	36.1	283.4

Total	$234.5	$51.7	$9.1	$295.3