Form 10-K/A
period 2007-12-31
GRAPHIC PACKAGING CORP
filed 2008-04-30
CIK 886239

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1

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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑
     The aggregate market value of voting and non-voting common equity held by non-affiliates at June 30, 2007 was $335.6 million.
     As of April 30, 2008, there were 1,000 shares of the registrant’s Common Stock, $0.01 par value per share outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Not applicable.

GRAPHIC PACKAGING CORPORATION
FORM 10-K/A
AMENDMENT NO. 1
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

EXPLANATORY NOTE
     On February 29, 2008, Graphic Packaging Corporation (“GPC”) filed with the Securities and Exchange Commission (“SEC”) its Annual Report on Form 10-K for the year ended December 31, 2007. On March 10, 2008, the businesses of GPC and Altivity Packaging, LLC (“Altivity”) were combined through a series of transactions. A new publicly-traded parent company, Graphic Packaging Holding Company (“GPHC”) was formed, and all of the equity interests in Altivity’s parent company were contributed to GPHC in exchange for 139,445,038 shares of its common stock. Stockholders of GPC received one share of GPHC common stock for each share of GPC common stock held immediately prior to the transactions. Subsequently, all of the equity interests in Altivity’s parent company were contributed to GPHC’s primary operating company, Graphic Packaging International, Inc. Together, these transactions are referred to herein as the “Altivity Transaction.”
     In connection with the closing of the Altivity Transaction in which GPC became a wholly owned subsidiary of GPHC, the shares of common stock of GPC were delisted from the New York Stock Exchange (“NYSE”). As a wholly owned subsidiary of GPHC, GPC will not hold a stockholders meeting in 2008 nor file with the SEC a related proxy statement. Therefore, we are providing the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K by amendment in accordance with General Instruction G(3) of Form 10-K. This Annual Report on Form 10-K/A amends Items 10, 11, 12, 13 and 14 of Part III of our Form 10-K filed on February 29, 2008 in order to include those disclosures required by Part III of Form 10-K.
     To obtain information on the annual stockholder’s meeting of GPHC, please see the definitive proxy statement of GPHC filed with the SEC on April 23, 2008.
     References to the “Company” in this Amendment No. 1 to the Annual Report on Form 10-K refer to GPC prior to the completion of the Altivity Transaction and GPHC after the completion of the Altivity Transaction unless the context requires otherwise.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
     In connection with the closing of the Altivity Transaction and GPC becoming a wholly owned subsidiary of GPHC, the board of directors of GPC was reconstituted from nine members to three members. Prior to the closing of the Altivity Transaction, John D. Beckett, G. Andrea Botta, Kevin J. Conway, Jeffrey H. Coors, Harold R. Logan, Jr., John R. Miller, David W. Scheible, Robert W. Tieken and William R. Fields were the directors of GPC.
     The Company’s current directors’ names, ages as of the date of this Form 10-K/A and certain information about them are set forth below:
     David W. Scheible, 51, has served as a director, President and Chief Executive Officer of GPC since January 1, 2007. Prior to that time, Mr. Scheible had served as Chief Operating Officer of GPC since October 2004. Mr. Scheible served as Executive Vice President of Commercial Operations from August 2003 until October 2004. Mr. Scheible served as Chief Operating Officer of Graphic Packaging International Corporation, one of the predecessors to GPC (“GPIC”), from 1999 until August 2003. He also served as President of GPIC’s Flexible Division from January to June 1999. Previously, Mr. Scheible was affiliated with the Avery Denison Corporation, working most recently as its Vice President and General Manager of the Specialty Tape Division from 1995 through 1999 and Vice President and General Manager of the Automotive Division from 1993 to 1995.
     Daniel J. Blount, 52, was appointed to GPC’s Board on March 10, 2008 in connection with the closing of the Altivity Transaction and has been the Company’s Senior Vice President and Chief Financial Officer since September 2005. From October 2003 until September 2005, he was the Senior Vice President, Integration. From the closing of the Merger in August 2003 until October 2003, he was the Senior Vice President, Integration, Chief Financial Officer and Treasurer. From June 2003 until August 2003, he was Senior Vice President, Chief Financial Officer and Treasurer. From September 1999 until June 2003, Mr. Blount was Senior Vice President and Chief

Financial Officer. Mr. Blount was named Vice President and Chief Financial Officer of Riverwood Holding in September 1998. Prior to joining the Company, Mr. Blount spent 13 years at Montgomery Kone, Inc., an elevator, escalator and moving ramp product manufacturer, installer and service provider, serving last as Senior Vice President, Finance.
     Stephen A. Hellrung, 60, was appointed to GPC’s Board on March 10, 2008 in connection with the closing of the Altivity Transaction and has been the Company’s Senior Vice President, General Counsel and Secretary since October 2003. He was Senior Vice President, General Counsel and Secretary of Lowe’s Companies, Inc., a home improvement specialty retailer, from April 1999 until June 2003. Prior to joining Lowe’s Companies, Mr. Hellrung held similar positions with The Pillsbury Company and Bausch & Lomb, Incorporated.
     Pursuant to Instruction G to Form 10-K, information regarding the executive officers of GPC was included in Part I of GPC’s Annual Report on Form 10-K filed with the SEC on February 29, 2008 under the caption “Executive Officers of the Registrant.”
Corporate Governance Matters
Audit Committee Matters
     Prior to the close of the Altivity Transaction, the GPC Board had a separately-designated standing audit committee. The members of GPC’s Audit Committee were Messrs. Logan, Miller and Tieken, with Mr. Tieken serving as Chairman. The GPC Board examined the SEC’s definition of “audit committee financial expert” and determined that each of Harold R. Logan, Jr., John R. Miller and Robert W. Tieken met those standards and were each “independent directors,” as defined by Section 303A of the NYSE’s Listed Company Manual. Accordingly, Each of Messrs. Logan, Miller and Tieken were designated by the GPC Board as an audit committee financial expert.
Code of Ethics and Conduct
     The GPC Board formally adopted a Code of Business Conduct and Ethics, which applied to all of the Company’s employees, officers and directors. A copy of the Code of Business Conduct and Ethics is available on the Company’s website at www.graphicpkg.com in the Investor Relations section under Corporate Governance. The Company will provide printed copies of the Code of Business Conduct and Ethics to any person without charge upon request.
Section 16(a) Beneficial Ownership Reporting Compliance
     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) of the Exchange Act during 2007 and Form 5 and amendments thereto furnished to the Company with respect to 2007, and written representations from the Company’s reporting persons, the Company believes that its officers, directors and beneficial owners have complied with all filing requirements under Section 16(a) applicable to such persons.
ITEM 11. EXECUTIVE COMPENSATION
Compensation and Benefits Committee Report
     The members of GPHC’s Compensation and Benefits Committee, together with Messrs. Botta and Logan who served on GPC’s Compensation and Benefits Committee prior to March 10, 2008, have reviewed and discussed the following Compensation Discussion and Analysis with management of the Company. Based on such review and discussion, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Compensation and Benefits Committee
George V. Bayly, Chairman
John D. Beckett
Jack A. Fusco
Compensation Discussion and Analysis
     References to the “Committee” in this Compensation Discussion and Analysis section are to the Compensation and Benefits Committee. References to “Executives” are to the Named Executive Officers reported in the Summary Compensation Table and other tables in this Annual Report on Form 10-K.
Guiding Principles and Policies
     The goal of our compensation program is to align the interests of our employees with those of our stockholders. We do this by implementing compensation practices designed to attract, retain and motivate key members of management. A significant portion of the compensation packages of our Executives is intended to be at-risk pay for performance. In our program, we analyze each component of executive compensation and decisions with respect to one element of pay may or may not impact other elements of the overall pay packages. Market data, individual performance, retention needs and internal equity among our Executives’ compensation packages have been the primary factors considered in decisions to increase or decrease compensation materially.
Peer Group and Market Data
     We obtain an analysis of market data at least every other year in which compensation of the Executives is compared to the compensation paid to executives holding comparable positions at similar companies. The companies used for this comparison are chosen by the Company and the Committee’s consultant, Hewitt Associates, and consist of a group of about 30 manufacturing companies with revenues approximately one-half to double the revenues of the Company that participate in Hewitt Associates’ database of executive pay. This peer group was originally chosen in 2003 and has changed somewhat from study to study because of merger and acquisition activity and participation in Hewitt Associates’ database, but our goal is to have it be as constant as possible. Hewitt Associates tests the peer group results against data from broader general industry, manufacturing and forest products groups to ensure that the peer group provides an appropriate benchmark of executive compensation.
     The peer group used to develop 2007 compensation is listed below.

Air Products and Chemicals, Inc.	Flowserve Corporation	PACCAR Inc.
Armstrong World Industries, Inc.	FMC Corporation	Ryerson, Inc.
Avery Dennison Corporation	Harris Corporation	Sonoco Products Company
Ball Corporation	Henkel of America, Inc.	Steelcase Inc.
BorgWarner Inc.	Herman Miller, Inc.	Teleflex Incorporated
Briggs & Stratton Corporation	Johns Manville	The Scotts Miracle-Gro Company
Church & Dwight Company, Inc.	Kennametal Inc.	Thomas & Betts Corporation
C.R. Bard, Inc.	Lexmark International	Tupperware Corporation
Cooper Cameron Corporation	Maytag Corporation	UST Inc.
Donaldson Company, Inc.	Milacron Inc.	Wm. Wrigley Jr. Company
Ecolab Inc.	Molson Coors Brewing Company	Worthington Industries, Inc.

Role of Compensation Consultants
     The Committee independently retains Hewitt Associates to assist the Committee in its deliberations regarding executive compensation. Hewitt Associates is also retained by the Company to assist with various compensation and benefit matters. The mandate of Hewitt Associates is to serve the Company and work for the Committee in its review of executive compensation practices, including the competitiveness of pay levels, design issues, market trends and technical considerations. Hewitt Associates consultants attended one of five Committee meetings in 2007, and assisted the Committee with market data and a related assessment of the Company’s executive compensation levels, long-term incentive grant sizes, employment contract revisions and disclosures under the new proxy disclosure rules.
Role of Executive Officers
     The Chief Executive Officer and Senior Vice President, Human Resources recommend to the Committee the compensation program design and award amounts for most executives. They are not involved in determining their own pay.
Overview of Executive Compensation Components
     Our executive compensation program currently consists of the following compensation elements:
•	Base salary

•	Short-term cash incentives

•	Long-term incentives, consisting of Service Restricted Stock Units (Service RSUs) and Performance Restricted Stock Units (Performance RSUs)

•	Welfare benefits

•	Perquisites

•	Retirement benefits

•	Termination pay
     Each of these elements is discussed below, as well as the methodology used for setting the amount of each type of compensation.
Base Salary
     Philosophy. Our philosophy is to set salaries for our Executives at the 75th percentile of the peer group’s salaries for executives with similar positions and responsibilities (with adjustments made to reflect the various sizes of the companies in such group). Recent promotions, however, have resulted in actual base salaries for several of our Executives that are below the size-adjusted 50th percentile of the peer group.
     The 75th percentile represents about 15% more base salary than the size-adjusted median. The desire to set salaries at this somewhat higher level reflects the fact that annual target goals under the Management Incentive Plan (“MIP”) are set at levels of Company performance that we believe are more difficult to achieve than performance goals used to determine short-term incentive amounts at most other peer group companies. We periodically assess our performance against that of peer companies to confirm that our short-term incentive target goals represent approximately 75th percentile performance.
     Changes to base salaries occur on a periodic basis that is generally at least twelve months after the most recent adjustment for the Executive. Base salary changes take into account market data for similar positions, the

Executive’s experience and time in position, any changes in responsibilities and individual performance. Individual performance is determined by considering achievement against each Executive’s specific performance goals established at the beginning of each year. Generally, such individual performance goals are established to support the financial and operational goals established by the Board for the Company, and may include EBITDA, debt reduction and new product innovation targets, business unit revenue, profitability and cost-saving goals and certain more subjective goals such as improvement in culture, implementation of compliance initiatives and management effectiveness.
Management Incentive Plan
     The purpose of the MIP is to provide a meaningful short-term cash incentive that rewards the achievement of specified annual financial goals. The financial measure used to set such financial goals or targets is earnings before income taxes, depreciation and amortization (“EBITDA”).
     Target Opportunities. The MIP payout at the target level for each Executive is set at a level that pays at the 75th percentile of peer group companies for Company performance at the 75th percentile of the peer group.
     Performance Goals. Because we set target performance goals that we believe represent performance at or above the 75th percentile of our peer group (confirmed through historical analysis), achievement of such goals is designed to pay base salary plus short-term incentive at approximately the 75th percentile of the peer group. Should the Company fail to reach target goals, the MIP will pay out to a lesser degree. Payouts are discretionary on the part of the Committee if the threshold goals are not met. Our EBITDA goal for 2007 was $321 million, achievement of which would present an opportunity for a MIP award at target. The payout for performance at 90% of our EBITDA goal was set at 50% of target, and no payout would be earned for performance at or below 85% of our EBITDA goal. The payout for performance 10% or more above our EBITDA goal (after appropriate accrual for the greater compensation expense) was set at a maximum of 200% of target.
     Actual Short-Term Incentive Payouts for 2007. Actual short-term incentive payouts for 2007 are shown in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table. Payouts were made at 185% of target levels for 2007 reflecting achievement of EBITDA at 185.0% of target.
Long-Term Incentives
     The 2007 long-term incentive program has two elements: Service RSUs and Performance RSUs. Each represents about 50% of the competitive, total long-term incentive value that the Company pays to its Executives. Both types of grants are intended to retain Executives during a multi-year vesting period, align the long-term interests of Executives with our stockholders and provide cash and stock compensation. A mandatory two-year holding period after vesting further aligns our Executives’ interests with those of our stockholders.
     Service RSUs vest in three equal increments on the first, second and third anniversaries of the date of grant. Performance RSUs vest in full on the second anniversary of the date of grant. Both Service RSUs and Performance RSUs are payable one-half in shares of our common stock and one-half in cash two years after vesting upon the expiration of the mandatory holding period. The Board decided to split the payment of the RSUs into cash and shares due to the limited public float of the Company’s common stock (which could negatively affect an Executive’s ability to sell his or her shares without negatively affecting the price of the Company’s stock) and to facilitate the payment of taxes due upon the payout of the RSUs.
     How Award Sizes are Determined. Together, the Service RSUs and the target number of Performance RSUs are calculated to provide a long-term incentive award at approximately the size-adjusted 50th percentile of the peer group. The specific target opportunity for each Executive is determined through a combination of market data and consideration of internal equity issues among our Executives’ compensation packages.
     The value of the Service RSU grants is based on market levels of long-term compensation in February of each year times 50%. The number of shares delivered is calculated using the average closing stock price of the Company’s common stock for the month of January preceding the grant of the Service RSUs. For Service RSUs granted in 2007, the stock price used was $4.43.

     The target number of Performance RSUs to be granted in May of the following year is equal to the number of Service RSUs previously granted, and is subject to adjustment down to 0% of market and up to 70% of market (140% of target) based on the Committee’s assessment of management’s performance in the prior year.
     2007 Grants. In March 2007, we granted Service RSUs to all of the Executives except Mr. Humphrey. Grant sizes were equal to 50% of market long-term incentive opportunities.
     In May 2007, we granted Performance RSUs that represented the performance portion of the 2006 grants for Messrs. Scheible, Blount, Humphrey, Schmal and Juby.
     The May 2007 Performance RSU grants were made at 60% of market. When combined with the Service RSU grants made in 2006, they represent a grant equal to 110% of target for long-term incentives. The size of the Performance RSU grants in May 2007 was based on the Committee’s determination of 2006 performance against plan. In arriving at this figure, the Committee considered achievements in debt reduction, cost reduction, innovation and resulting new product sales, process improvements and asset utilization. Achievement was above plan in cost reduction, innovation, process improvements and asset utilization. Achievement was below plan in debt reduction.
     All of the grants discussed above are reflected in the Summary Compensation Table.
Welfare Benefit Plans
     Executives participate in employee benefit plans available to all employees, including medical, dental, accidental death and dismemberment, business travel accident, prescription drug, life and disability insurance. Continuation of welfare benefits for a limited time may occur as part of severance upon certain terminations of employment.
Perquisites
     Employment contracts for the Executives provide to each a $20,000 payment in lieu of perquisites that can be used as the Executive determines. The fixed payment was designed to take the place of other specific perquisites that existed in previous employment contracts and to simplify administration. The payment is reported in the Summary Compensation Table in the Bonus column. Payment of Mr. Scheible’s country club initiation fee was agreed to by the Company in 2006 (prior to the change to a payment in lieu of specific perquisites), but paid in 2007.
Retirement Benefits
     Executives and all other employees who meet certain service requirements are eligible to participate in one of the Company’s 401(k) Savings Plans, which are qualified defined contribution plans under the rules of the Internal Revenue Service. The Company does not offer a 401(k) restoration plan that would permit Executives to contribute to and receive matching contributions from the Company on a basis that would be commensurate with other employees as a percent of pay. Executives and all other employees hired on or before January 1, 2008, are also eligible to participate in either the Riverwood International Employees Retirement Plan or the Graphic Packaging Retirement Plan (together, the “Pension Plans”). In addition, senior executives participate in either the Riverwood International Supplemental Retirement Plan or the Graphic Packaging Supplemental Retirement Plan (together, the “Supplemental Plans”). Mr. Scheible participated in the Graphic Packaging Retirement Plan and the Graphic Packaging Supplemental Plan until January 1, 2005, the date he transferred into the Riverwood International Employees Retirement Plan and the Riverwood International Supplemental Retirement Plan. The Supplemental Plans provide a benefit based upon compensation that exceeds the limits set by the Internal Revenue Service for the Pension Plans and makes total retirement benefits under the Company’s defined benefit plans for the Executives commensurate with those available to other employees as a percent of pay. Additional information about the Pension Plans and the Supplemental Plans is provided under the Pension Benefits in 2007 table.
     Mr. Humphrey. Mr. Humphrey’s employment contract provided him with a guaranteed 10 years of service for purposes of the Riverwood International Employees Retirement Plan and the Riverwood International Supplemental Retirement Plan. This provision was designed to attract him to the Company, but the guarantee was not utilized, as Mr. Humphrey achieved 10 years of service in March 2007. In addition, a Supplemental Executive Pension Plan

(SEPP) was implemented in April 2006 to provide an additional benefit to him equal to an additional 22 years of service (up to a maximum of $5,000,000) should he remain employed through March 31, 2007. The Company paid Mr. Humphrey a benefit of $5,000,000 under the SEPP on March 31, 2007.
Employment Agreements and Potential Payments on Termination
     GPC’s Executives have employment agreements with generally uniform provisions. The agreements contain enforceable non-competition and non-solicitation covenants as well as claims releases and severance provisions.
     Agreements other than Mr. Humphrey’s provide guaranteed severance in the event of certain terminations of employment. For Mr. Scheible the guaranteed severance is two times base salary, and for Messrs. Blount, Schmal and Juby it is one times base salary. Executives also receive welfare benefits for one year after termination and a pro-rata MIP payout (which is doubled for Mr. Scheible). Mr. Humphrey did not have severance benefits in his agreement because he was expected to retire, and did in fact retire from the Company at the end of 2007.
     Executives may receive severance if they are terminated involuntarily, or terminate voluntarily for Good Reason (as defined below) within 30 days of the Good Reason event. The Executive must deliver written notice of intention to terminate for Good Reason, specifying the applicable provision, and provide the Company a reasonable opportunity to cure. The Good Reason provision in the 2006 contracts was designed to equalize the treatment of voluntary terminations for Good Reason with involuntary terminations without Cause. Doing so enables the contracts to fulfill their purpose of promoting retention during times of uncertainty and transition. “Good Reason” as defined in the agreements includes contract termination, material reduction in position, responsibilities or duties, failure of a successor company to assume the agreement, reduction in salary, breach of agreement or mandatory relocation, other than in connection with promotion, of more than 50 miles.
     The agreements are discussed in more detail under Employment Agreements and Termination of Employment Arrangements.
     We have no change-in-control severance protections in the employment agreements and, because the Company vested all outstanding options in December 2005, certain other change-in-control provisions in the Company’s equity compensation plans are moot. However, the award agreements for the Service RSUs and Performance RSUs granted under the 2004 Stock and Incentive Compensation Plan (the “2004 Plan”) provide that all vesting restrictions shall lapse and the mandatory holding period shall expire upon the occurrence of a change-in-control. A “change-in-control” means any of the following events:
•	The acquisition by any person of beneficial ownership of thirty percent (30%) or more of the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors, except if such acquisition is by a person who, prior to such acquisition, is the beneficial owner of thirty percent (30%) or more of such securities, or if such acquisition is by any employee benefit plan or related trust, or if such acquisition is by a stockholder who is party to the Riverwood Holding, Inc. Stockholders Agreement dated March 25, 2003.

•	Individuals of the incumbent board (other than those whose initial assumption of office is in connection with an actual or threatened election contest relating to the election or removal of the directors of the Company) do not constitute at least a majority of the Board.

•	Consummation of a reorganization, merger or consolidation to which the Company is a party unless (i) all or substantially all of the individuals and entities who were the Beneficial Owners of the Company’s outstanding securities prior to such transaction beneficially own more than fifty percent (50%) of the combined voting power of the outstanding voting securities entitled to vote generally in the election of directors of the corporation resulting from the transaction, and (ii) no person (excluding successors to current stockholders or any employee benefit plan or related trust) beneficially owns thirty percent (30%) or more of the combined voting power of the then outstanding voting securities, except to the extent that such ownership existed prior to the transaction, and (iii) at least a majority of the members of the board of directors of the resulting entity were members of the incumbent Board at the time of the execution of the initial agreement or of the action of the Board providing for such reorganization, merger or consolidation.

•	The sale, transfer or disposition of all or substantially all of the assets of the Company; or

•	The approval by the stockholders of the Company of a complete liquidation or dissolution of the Company.
The forgoing events were chosen to trigger the vesting and payout of RSUs under the 2004 Plan because they constitute a fundamental change in the ownership or control of the Company, which materially alters the prospects and future of the Company and, therefore, the employment conditions and opportunities for the members of management who receive RSUs.
     In addition, the following provisions would affect options granted under the Company’s equity compensation plans in the event of a change-in-control:
•	The 2004 Plan provides that if a participant’s employment is terminated for any reason except Cause within six months prior to a change-in-control or within twelve months subsequent to such change-in-control, the participant will have until the earlier of (i) twelve months following such termination, or (ii) expiration of the option, to exercise such option.

•	The 2003 Riverwood Holding, Inc. Long-Term Incentive Plan provides that outstanding options will be either cancelled in exchange for a payment in cash of an amount equal to (i) the excess of the value assigned to shares in the transaction constituting the change-in-control over (ii) the exercise price, or exchanged for an alternative award with substantially equivalent economic value.

•	The Riverwood Holding, Inc. 2002 Stock Incentive Plan provides that outstanding options will be cancelled in exchange for a payment equal to (i) the excess of the value assigned to shares in the transaction constituting the change-in-control over (ii) the exercise price, and that such payment be made in cash or in shares of the stock of the new company, if such shares are publicly-traded.

•	The Riverwood Holding, Inc. Supplemental Long-Term Incentive Plan and the Riverwood Holding, Inc. Stock Incentive Plan provide that outstanding options may be either cancelled in exchange for a payment equal to (i) the excess of the value assigned to shares in the transaction constituting a change-in-control over (ii) the exercise price, or if the transaction constituting a change-in-control is accounted for under the “pooling of interests” method, exercised by the holder or exchanged for fully-exercisable options to purchase the common stock of the new company, provided such opportunity is made available by the new company and that such substitute options have substantially equivalent economic value. The Board of Directors amended these plans in July 2007 to require the exchange of options to purchase shares of GPC for options to purchase shares of GPHC on substantially the same terms.

•	The Graphic Packaging Equity Incentive Plan provides only for full vesting of stock options and other awards upon a change-in-control.

•	Pursuant to an agreement with the Company made in 2003, certain stock options granted to Messrs. Blount and Schmal are subject to a guaranteed cash payout of $7.88 per share less the exercise price of $6.57 per share upon a change in control. On March 31, 2008, a total of 114,425 stock options and 129,879 stock options were cancelled and paid in cash to Mr. Blount and Mr. Schmal, respectively.
     In addition to certain benefits under the Company’s equity incentive plans in the event of a change-in-control, Messrs. Blount, Schmal and Juby participate in a retirement arrangement that supplements the benefit under the Company’s Pension Plans and Supplemental Plans in the event of a change-in-control by providing ten years minimum service and subsidized early retirement reduction factors. The present value of the annual net benefit under this arrangement as of December 31, 2007 is $183,041, $592,253 and $216,076 for Messrs. Blount, Schmal and Juby, respectively. As of April 15, 2008, Mr. Schmal is no longer eligible for benefits under this retirement arrangement.

Timing of Compensation
     Base salary adjustments are generally approved at the first Committee and Board meeting of the year and may take effect at various times over the course of the year. Service RSU grants are generally made at the first regularly scheduled Board meeting and Performance RSU grants are generally made at the second regularly scheduled Board meeting of the year. Our policy is that awards of equity compensation are made only at regularly scheduled meetings of the Board of Directors (except for new-hire grants) and that the date of grant is the date upon which the Board of Directors approves the grant.
Tax Issues
     For tax purposes, amounts paid under the MIP and the value of Service RSUs and Performance RSUs is capped for each Executive at a percent of EBITDA. The percents for 2007 were 2% for Mr. Scheible, 1% for Mr. Blount and .5% for Messrs. Schmal and Juby. Favorable accounting and tax treatment of the various elements of our compensation program is a consideration in its design, but, because the Committee’s policy is to maximize long-term stockholder value, it is not the sole consideration. Section 162(m) of the Internal Revenue Code (the “Code”) limits the deductibility of certain items of compensation to each of the Executives (or, the “covered employees,” for Code Section 162(m) purposes) to $1,000,000 annually, unless the compensation qualifies as performance-based compensation exempt from the $1,000,000 limitation. Long-term incentives are intended to qualify for the performance-based exception described above. We will continue to monitor the levels of compensation of our Executives and to consider whether other action should be taken in order to ensure deductibility of compensation payable to them, although we reserve the right to award compensation that is not deductible under Code Section 162(m) if we determine it to be in the best interests of the Company and our stockholders to do so.
Compensation of Executive Officers
     The following table sets forth the compensation paid to or earned by the Company’s Principal Executive Officer (Mr. Scheible), Principal Financial Officer (Mr. Blount) and the Company’s three other most highly paid executive officers (collectively, the “Named Executive Officers”) for the fiscal year ended December 31, 2007.
Summary Compensation Table

						Change in
						Pension
						Value and
					Non-Equity	Nonqualified
					Incentive	Deferred
				Stock	Plan	Compensation	All Other
		Salary	Bonus	Awards	Compensation	Earnings	Compensation		Total
Name and Principal Position	Year	($)	($)(1)	($)(2)(3)	($)(4)	($)(5)	($)		($)
David W. Scheible	2007	750,000	20,000	598,219	1,387,850	167,167	128,549	(6)	3,051,785
President and	2006	550,000	43,500	411,605	412,500	73,749	11,325		1,502,679
Chief Executive Officer
Daniel J. Blount	2007	416,667	20,000	303,740	539,720	216,665	9,000	(7)	1,505,792
Senior Vice President and	2006	393,750	19,725	310,614	275,625	76,975	9,298		1,085,987
Chief Financial Officer
Stephen M. Humphrey	2007	575,000	20,000	2,256,388	—	—	5,918,286	(8)	8,769,674
Vice Chairman	2006	1,058,333	—	2,635,041	1,050,000	326,106	213,516		5,282,996
Wayne E. Juby	2007	322,500	20,000	587,784	358,065	95,984	9,000	(7)	1,393,333
Senior Vice President,	2006	311,042	13,473	214,543	186,625	64,502	17,112		807,297
Human Resources
Michael R. Schmal	2007	363,333	20,000	329,110	470,635	370,035	9,000	(7)	1,562,113
Senior Vice President,	2006	350,000	11,988	362,051	245,000	136,031	16,812		1,121,882
Beverage

(1)	Amounts shown in this column for 2007 reflect payments in lieu of perquisites. Amounts shown in this column for 2006 reflect payments in lieu of perquisites and guaranteed car allowance payments.

(2)	The dollar value of RSUs set forth in this column is equal to the compensation cost recognized during 2007 for financial statement purposes in accordance with Financial Accounting Standard 123R (“FAS 123R”), except no assumptions for forfeitures were included. This valuation method values RSUs granted during 2007 and previous years. A discussion of the assumptions used in calculating the compensation cost is set forth in Note 6 of the Notes to Consolidated Financial Statements included in GPC’s Annual Report on Form 10-K for the year ended December 31, 2007.

(3)	Information regarding the number of RSUs granted to the Named Executive Officers during 2007 is set forth in the Grants of Plan-Based Awards in Fiscal 2007 table. The Grants of Plan-Based Awards in Fiscal 2007 table also sets forth the aggregate grant date fair value of the RSUs granted during 2007 computed in accordance with FAS 123R.

(4)	The amounts set forth in this column for 2007 were earned during 2007 and paid in early 2008 under our 2007 MIP. Amounts set forth in this column for 2006 were earned during 2006 and paid in early 2007.

(5)	The amounts set forth in this column reflect the aggregate increase in the present value of each of the Named Executive Officers’ respective accumulated benefits under our pension plans.

(6)	The amount shown includes (i) matching contributions of $9,000 to the Company’s 401(k) Plan; (ii) $348 for spousal travel; (iii) $70,000 for country club initiation fees; and (iv) tax gross-ups of $49,201 relating to spousal travel and country club fees.

(7)	Amount represents matching contributions to the Company’s 401(k) Plan.

(8)	The amount shown includes (i) a payment of $5,000,000 pursuant to Mr. Humphrey’s Supplemental Executive Pension Plan; (ii) a $500,000 payment to Mr. Humphrey as consideration for his new Employment Agreement entered into on July 20, 2006; (iii) a payment of $55,289 for earned but unused vacation; (iv) a payment of $316,698 representing the value of certain stock options that Mr. Humphrey was unable to exercise during 2007; and (v) $46,299, which is the amount of interest that would have been paid on the $5.0 million non-interest bearing loan made to Mr. Humphrey, had such loan borne interest at 3.93% per annum, the applicable federal rate on December 19, 2001, the date on which the loan was extended (see “Certain Relationships and Related Transactions — Management Indebtedness” for additional information on the loan made to Mr. Humphrey in November 1999).
     The following table sets forth information regarding the grants of annual cash incentive compensation and RSUs during 2007 to the Named Executive Officers.
Grants of Plan-Based Awards in Fiscal 2007

								All Other		Grant
								Stock		Date Fair
								Awards:		Value of
		Estimated Possible Payouts			Estimated Future Payouts			Number		Stock
		Under Non-Equity Incentive			Under Equity Incentive			Shares of		and
		Plan Awards(1)			Plan Awards(2)			of Stock		Option
Name and Principal	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units		Awards(3)
Position	Date	($)	($)	($)	($)	(#)	(#)	(#)		($)
David W. Scheible	03/02/2007	0	750,000	1,500,000
President and	03/02/2007							155,457	(5)	719,766
Chief Executive Officer	03/02/2007				0	155,457	217,640			719,766
	05/15/2007							195,763	(6)	945,535
Daniel J. Blount	03/02/2007	0	291,667	583,333
Senior Vice President and	03/02/2007							50,762	(5)	235,028
Chief Financial Officer	03/02/2007				0	50,762	71,067			235,028
	05/15/2007							101,695	(6)	491,187
Stephen M. Humphrey	03/02/2007	(4)	(4)	(4)
Vice Chairman	05/15/2007							467,161	(6)	2,256,388
Wayne E. Juby	03/02/2007	0	193,500	387,000
Senior Vice President,	03/02/2007							40,926	(5)	189,487
Human Resources	03/02/2007				0	40,926	57,296			189,487
	05/15/2007							81,992	(6)	396,021
Michael R. Schmal	03/02/2007	0	254,333	508,662
Senior Vice President,	03/02/2007							44,416	(5)	205,646
Beverage	03/02/2007				0	44,416	62,182			205,646
	05/15/2007							88,984	(6)	429,793

(1)	The amounts set forth in these columns reflect the threshold, target and maximum cash payments that could have been earned during 2007 under the 2007 MIP.

(2)	The amounts set forth in these columns reflect the threshold, target and maximum number of RSUs that could have been earned during 2007 based upon the achievement of performance goals by GPC under the 2007 long-term incentive program (“2007 LTIP”). The amount of such awards will be determined and grants of such RSUs are expected to be made before June 2008.

(3)	The amounts set forth in this column reflect the number of RSUs granted multiplied by the closing price of GPC’s common stock on the date of grant. For estimated future awards, the amounts set forth in this column represent the value of awards at the target level as of March 2, 2007.

(4)	Pursuant to Mr. Humphrey’s Employment Agreement dated July 20, 2006, Mr. Humphrey was not eligible to receive a cash incentive award under the 2007 Management Incentive Plan.

(5)	These amounts reflect the number of RSUs granted during 2007 as Service RSUs under the 2007 LTIP.

(6)	These amounts reflect the number of RSUs earned during 2006 based upon the achievement of performance goals by GPC under the 2006 long-term incentive program. These RSUs were granted in May 2007.
Additional Information regarding the Summary Compensation Table and the Grants of Plan-Based Awards in Fiscal 2007 Table
     Salary. The amounts shown as salaries in the Summary Compensation Table for 2007 represent amounts actually paid and may not be the same as current base salary levels.
     Bonus. Amounts earned under the MIP, which in years prior to 2006 were reported in the “Bonus” column, are now reported in the “Non-Equity Incentive Plan Compensation” column.
     Non-Equity Incentive Plan Compensation. The Company’s annual Management Incentive Plan is designed to provide short-term incentive awards based upon the accomplishment by the Company of performance goals established at the beginning of each year. Awards are paid in cash during the first quarter of the following year.
     Option/Stock Appreciation Rights Grants in 2007. During 2007, none of the Named Executive Officers received grants of stock options or stock appreciation rights.
     Stock Awards. In 2007, the Compensation and Benefits Committee and the Board approved grants of RSUs under the 2004 Plan to our Named Executive Officers. These grants included Service RSUs that vest over a period of service and Performance RSUs that were based upon accomplishment of certain performance metrics.
     The Service RSUs granted vest in three equal increments on the first, second and third anniversary of the date of grant and are payable 50% in shares of the Company’s common stock and 50% in cash two years thereafter upon the termination of a mandatory holding period. The Performance RSUs vest in full on the second anniversary of the date of grant and are payable 50% in shares of the Company’s common stock and 50% in cash two years thereafter upon the termination of a mandatory holding period.
     Change in Pension Value and Deferred Compensation Earnings. Amounts shown in the Change in Pension Value and Non-Qualified Deferred Compensation column of the Summary Compensation Table represent only the aggregate increase in the present value of accumulated benefits under our Pension Plans and Supplemental Plans, as the Company does not have an active deferred compensation plan.
     The following table sets forth each outstanding award of stock options or RSUs held by the Named Executive Officers at the end of fiscal 2007.

Outstanding Equity Awards at 2007 Fiscal Year-End

	Option Awards				Stock Awards
						Equity
						Incentive
					Equity	Plan
					Incentive	Awards:
					Plan	Market
					Awards:	or Payout
					Number of	Value of
					Unearned	Unearned
	Number of				Shares,	Shares,
	Securities				Units	Units
	Underlying				or Other	or Other
	Unexercised		Option		Rights	Rights
	Options		Exercise	Option	That Have	That Have
	(#)		Price	Expiration	Not Vested	Not Vested
Name and Principal Position	Exercisable		($)	Date	(#)	($)
David W. Scheible	163,710		7.56	08/08/2013	108,757	401,313
President and Chief Executive Officer					195,763	722,365
					155,457	573,636
Daniel J. Blount	73,008		6.57	06/11/2009	9,900	36,531
Senior Vice President and	41,417		6.57	06/30/2009	56,497	208,474
Chief Financial Officer					101,695	375,255
	74,879		6.57	08/08/2013	3,000	11,070
					50,762	187,312
Stephen M. Humphrey	167,310	(1)	6.57	08/08/2013	— (8)	—
Vice Chairman	310,667	(2)	6.57	05/07/2009	—	—
	342,225	(3)	6.57	03/31/2010	—	—
	306,780	(4)	6.57	03/31/2010	—	—
	1,331,194	(5)	7.88	01/01/2012	—	—
	1,368,900	(6)	7.88	01/01/2012	—	—
	1,673,100	(7)	7.88	01/01/2012	—	—
Wayne E. Juby	204,575		6.57	8/8/2013	28,050	103,505
Senior Vice President, Human Resources					81,992	302,550
					45,551	168,083
					40,926	151,017
					8,500	31,365
Michael R. Schmal	60,840		6.57	06/04/2009	31,350	115,682
Senior Vice President, Beverage	69,039		6.57	06/30/2009	9,500	35,055
	80,613		6.57	08/08/2013	49,435	182,415
					88,984	328,351
					44,416	163,895

(1)	Includes 60,840 options transferred to former spouse.

(2)	Includes 207,112 options transferred to former spouse.

(3)	Includes 228,150 options transferred to former spouse.

(4)	Includes 204,520 options transferred to former spouse.

(5)	Includes 609,754 options transferred to former spouse.

(6)	Includes 912,600 options transferred to former spouse.

(7)	Includes 608,400 options transferred to former spouse.

(8)	All of Mr. Humphrey’s RSUs vested upon December 31, 2007, the date of his retirement.

     The following table sets forth the information regarding the number and value of stock options exercised and RSUs vested during 2007 for the Named Executive Officers.
Option Exercises and Stock Vested in 2007

	Option Awards		Stock Awards
	Number of	Value of	Number of	Value of
	Shares	Shares	Shares	Shares
	Acquired	Realized on	Acquired	Realized on
	on Exercise	Exercise	on Vesting	Vesting
Name and Principal Position	(#)	($)(1)	(#)	($)(2)
David W. Scheible	—	—	54,379	294,734
President and Chief Executive Officer
Daniel J. Blount	—	—	31,249	166,430
Senior Vice President and Chief Financial Officer
Stephen M. Humphrey	228,640	1,088,038	1,158,186	4,356,561
President and Chief Executive Officer
Wayne E. Juby	—	—	31,276	161,186
Senior Vice President, Human Resources
Michael R. Schmal	—	—	34,218	176,152
Senior Vice President, Beverage

(1)	Options exercised for the benefit of former spouse.

(2)	The value realized on the vesting of RSUs is based on the closing price of the Company’s common stock on the date of vesting. As described in the Compensation Discussion and Analysis, certain RSUs are not payable until the expiration of a mandatory two-year holding period that follows the date of full vesting of the grant.

Pension Benefits at 2007 Fiscal Year-End

		Number	Present	Payments
		of Years	Value of	During
		Credited	Accumulated	Last
		Service	Benefit	Fiscal Year
Name and Principal Position	Plan Name	(#)	($)(1)	($)
David W. Scheible	Riverwood International Employees Retirement Plan	8	250,943	0
President and Chief	Riverwood International Supplemental Retirement Plan	8	39,517	0
Executive Officer	Graphic Packaging Retirement Plan	5 (2)	70,593	0
	Graphic Packaging Supplemental Retirement Plan	5 (2)	92,101	0

Daniel J. Blount	Riverwood International Employees Retirement Plan	9	525,993	0
Senior Vice President and Chief Financial Officer	Riverwood International Supplemental Retirement Plan	9	300,936	0

Stephen M. Humphrey	Riverwood International Employees Retirement Plan	10	972,237	0
Vice Chairman	Riverwood International Supplemental Retirement Plan	10	1,596,568	0
	Graphic Packaging International, Inc. Supplemental	22 (3)	0	5,000,000
	Executive Pension Plan

Wayne E. Juby	Riverwood International Employees Retirement Plan	7	304,426	0
Senior Vice President, Human Resources	Riverwood International Supplemental Retirement Plan	7	21,416	0

Michael R. Schmal	Riverwood International Employees Retirement Plan	26	1,261,212	0
Senior Vice President, Beverage	Riverwood International Supplemental Retirement Plan	26	73,881	0

(1)	The valuation method and assumptions used in calculating the present value of the accumulated benefits is set forth in Note 9 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(2)	Mr. Scheible was transferred to the Riverwood International Employees Retirement Plan and the Riverwood International Supplemental Retirement Plan from the Graphic Packaging Retirement Plan and the Graphic Packaging Supplemental Retirement Plan as of December 31, 2004. Benefits under the Graphic Packaging Retirement Plan and the Graphic Packaging Supplemental Retirement Plan were frozen as of the date of transfer.

(3)	Mr. Humphrey’s benefit under the Graphic Packaging International, Inc. Supplemental Executive Pension Plan was paid in a lump sum. Such benefit would have been forfeited if Mr. Humphrey’s employment had terminated before March 31, 2007.
Additional Information regarding the Pension Benefits at 2007 Fiscal Year-End
     The Riverwood International Employees Retirement Plan and Riverwood International Supplemental Retirement Plan. All U.S. salaried employees who satisfy the service eligibility criteria and who are not participants in the Graphic Packaging Retirement Plan (the “GPIC Retirement Plan”) are participants in the Riverwood International Employees Retirement Plan (the “Employees Retirement Plan”). Pension benefits under this plan are limited in accordance with the provisions of the Code governing tax-qualified pension plans. The Company also maintains the Riverwood International Supplemental Retirement Plan for participants in the Employees Retirement Plan that provides for payment to participants of retirement benefits equal to the excess of the benefits that would have been earned by each participant had the limitations of the Code not applied to the Employees Retirement Plan and the amount actually earned by such participant under such plan. Messrs. Humphrey, Coors, Scheible, Blount and Schmal are each eligible to participate in these pension plans. Benefits under the Riverwood International Supplemental Retirement Plan are not pre-funded; such benefits are paid by the Company.
     Annual remuneration, defined as “Salary” in the Employees Retirement Plan, includes annual salary paid, amounts paid as bonuses under the annual incentive compensation plan and certain other bonus awards, but excludes payments under any equity incentive plan or long-term incentive plan.
     As of December 31, 2007, Messrs. Scheible, Blount, Humphrey, Juby and Schmal had the completed years of credited service set forth above in the Pension Benefit Table. Estimated benefits have been calculated on the basis of a straight-life annuity form of payment and are not subject to a reduction to reflect the payment of Social Security benefits or other offset amounts. The years of service calculated for Mr. Scheible include years of service credited under the GPIC Retirement Plan described below. Mr. Scheible participated in the GPIC Retirement Plan until January 1, 2005 when he was transferred into the Employees Retirement Plan.
     GPIC Retirement Plan. The Company’s U.S. salaried employees who (i) were previously employed by GPIC, (ii) satisfy the service eligibility criteria and (iii) do not participate in the Employees Retirement Plan participate in the GPIC Retirement Plan. Pension benefits under the GPIC Retirement Plan are limited in accordance with the provisions of the Code governing tax qualified pension plans. GPIC also maintains the Graphic Packaging Supplemental Retirement Plan that provided the benefits that were not payable from the qualified retirement plan because of limitations under the Code. None of the Company’s Named Executive Officers participated in the GPIC Retirement Plan during 2007.

     Supplemental Executive Pension Plan. In April 2006, the Company established the Graphic Packaging International, Inc. Supplemental Executive Pension Plan for Mr. Humphrey. Pursuant to this plan, Mr. Humphrey received a benefit equal to the amount that he would be paid for an additional 22 years of service under the Employees Retirement Plan described above, $5,000,000 in a lump sum payment on March 31, 2007. The benefit paid under the plan was not pre-funded, and the plan was intended to be a nonqualified, deferred compensation plan.
     Deferred Compensation. None of the named Executive Officers participated in a deferred compensation plan in 2007.
Employment Agreements and Termination of Employment Arrangements
Employment Agreements
     Each of the Named Executive Officers has an employment agreement with GPC that is being continued by GPHC, except for Mr. Humphrey who retired on December 31, 2007. Each of the agreements with Messrs. Blount, Juby and Schmal has an initial term of one year beginning on July 20, 2006. Mr. Scheible’s agreement has an initial one year term beginning on August 8, 2007 and Mr. Humphrey’s agreement has a one year term beginning January 1, 2007. Each agreement other than Mr. Humphrey’s automatically extends upon the same terms and conditions for additional one-year periods until terminated by the Company or the Named Executive Officer.
     Each of the agreements provides the minimum base salary set forth in the table below and the right to participate in the Company’s incentive compensation programs for senior executives at a level commensurate with the Named Executive Officer’s position and duties with the Company and based on such performance targets as may be established from time to time by the Company’s Board of Directors or a committee thereof. Each of the agreements provide for an annual target bonus opportunity for 2007 equal to the percentage of base salary set forth in the table below.
     Each of the agreements specifies that during the executive’s employment, the Company shall provide certain employee benefits, including life, medical, dental, accidental death and dismemberment, business travel accident, prescription drug and disability insurance in accordance with the programs of the Company then available to its senior executives. The executives are also entitled to participate in all of the Company’s profit sharing, pension, retirement, deferred compensation and savings plans applicable to senior executives, as such plans may be amended and in effect from time to time.
     During each year of employment, each of the Named Executive Officers are entitled to a perquisite allowance of $20,000. This allowance may be used by the Named Executive Officer for, among other things, tax preparation services, financial planning services, home security services, executive physicals, dues of airline, luncheon, country or athletic clubs or automobile expenses.
     In the event that a Named Executive Officer’s employment is terminated due to a disability that prevents the performance of his duties for a period of six months or longer, the Company shall pay his full base salary through the date of termination. In the case of termination due to death, the Company will pay his full base salary for the payroll period in which death occurs, plus an additional one month’s salary. In addition to base salary payments, a Named Executive Officer terminated due to disability or death will receive a pro-rated bonus for the portion of the calendar year in which his termination of employment occurs.
     With respect to each of Messrs. Scheible, Blount, Juby and Schmal, in the event that the Company terminates his employment without cause, or any of them terminates his employment for good reason, the agreements provide for severance of:
•	base salary for a period ending on the first anniversary of the date of termination (on the second anniversary with respect to Mr. Scheible);

•	welfare benefits for a period ending on the first anniversary of the date of termination;

•	a pro-rata incentive bonus for the year in which termination occurs, assuming that all performance targets had been achieved as of the date of termination (multiplied by two with respect to Mr. Scheible); and

•	outplacement and career counseling services with a value not in excess of $25,000.
     See “Potential Payments Upon Termination Without Cause or for Good Reason.”
     Each of the agreements provides that the Named Executive Officer may not work for a competitor of the Company for a period of one year after his employment terminates (two years with respect to Mr. Scheible). Each of the executives is also prohibited from (i) employing or soliciting employees of the Company for employment, (ii) interfering with the Company’s relationship with its employees or (iii) soliciting or attempting to establish any competitive business relationship with a customer, client or distributor of the Company for a period of one year after termination of employment (two years with respect to Mr. Scheible).
Specific terms for each of the employment agreements are set forth below:

	Annual	Annual
	Base	Target
	Salary	Bonus
Name and Principal Position	($)	(%)
David W. Scheible	700,000	100%
President and Chief Executive Officer(1)
Daniel J. Blount	400,000	70%
Senior Vice President and Chief Financial Officer
Stephen M. Humphrey	575,000	—
Vice Chairman
Wayne E. Juby	310,000	60%
Senior Vice President, Human Resources
Michael R. Schmal	350,000	70%
Senior Vice President, Beverage
Potential Payments Upon Termination without Cause or for Good Reason
     The table below reflects the amount of compensation that would become payable to each of the Named Executive Officers under existing plans and arrangements if the Named Executive Officer’s employment was terminated by the Company without cause or by the Named Executive Officer for good reason as of December 31, 2007, given the Named Executive Officer’s compensation and service levels as of such date and, if applicable, based on the Company’s closing stock price on that date. These benefits are in addition to benefits available prior to the occurrence of any termination of employment and benefits available to all salaried employees, such as distributions under the Company’s 401(k) Savings Plans and accrued vacation pay. These benefits are also in addition to the benefits described above in the Pension Benefits at Fiscal Year-End 2007 Table.
     The actual amounts that would be paid upon a Named Executive Officer’s termination of employment can be determined only at the time of an executive’s actual separation from the Company. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be higher or lower than reported below. Factors that could affect these amounts include the timing during the year of any such event, the maximum payouts under any incentive plans, and the executive’s age.

			Company-
		Value of	Paid Portion
	Cash	Outstanding	of Welfare	Outplacement
	Severance(1)	Equity Awards(2)	Benefits	Services(3)	Total
David W. Scheible	$2,400,000	$1,697,314	$16,411	$25,000	$4,122,314
President and Chief Executive Officer
Daniel J. Blount	$714,000	$818,642	$12,683	$25,000	$1,557,642
Senior Vice President and Chief Financial Officer
Stephen M. Humphrey	$0	$0	$0	$0	$0
Vice Chairman
Wayne E. Juby	$537,600	$756,520	$9,941	$25,000	$1,319,120
Senior Vice President, Human Resources
Michael R. Schmal	$622,200	$825,398	$12,372	$25,000	$1,472,598
Senior Vice President, Beverage

(1)	This amount assumes payout of amounts under the MIP at target level.

(2)	These amounts represent the value of awards that are or would become vested in connection with a termination without cause or for good reason and are reported at market value on December 31, 2007.

(3)	These amounts represent the maximum value of outplacement services allowed under the employment agreements.
Compensation of Directors
     The following table sets forth information regarding the compensation of the non-employee Directors of GPC in 2007.
Director Compensation Table for 2007

	Fees
	Earned
	or Paid	Stock
	in Cash	Awards	Total
Name	($)	($)(1)	($)
John D. Beckett	42,000	40,000	82,000
G. Andrea Botta(2)	44,000	40,000	84,000
Kevin J. Conway	41,500	40,000	81,500
William R. Fields	49,000	40,000	89,000
Harold R. Logan, Jr.	51,500	40,000	91,500
John R. Miller	154,500	40,000	194,500
Robert W. Tieken	59,500	40,000	99,500

(1)	The dollar value of stock awards set forth in this column is equal to the compensation cost recognized during 2007 for financial statement purposes in accordance with Financial Accounting Standard 123R.

(2)	Mr. Botta has elected to defer receipt of all cash and stock compensation payable to him in the form of phantom shares. Cash compensation is converted to phantom shares based on the closing price of the Company’s common stock on the first trading day following the end of the quarter. Awards of common stock are converted to phantom shares on a one-for-one basis. At December 31, 2007, Mr. Botta held or had earned a total of 79,340 shares of phantom stock.
     Each Director who is not an officer or employee of the Company receives an annual cash retainer fee of $20,000, payable in quarterly installments. In addition, each non-employee Director receives $1,500 per Board meeting attended and $1,000 per committee meeting attended. The Chairman of the Board, the Audit Committee Chairman and each of the other Committee Chairmen receive a further retainer fee of $100,000, $10,000 and $5,000, respectively, payable in equal quarterly installments. In addition to the retainers and meeting fees, each non-employee Director receives an annual grant of shares of stock with a value of $40,000 on the date of grant. Non-employee Directors have the option to defer all or part of the cash and equity compensation payable to them in the form of phantom stock.

     Directors who are officers or employees do not receive any additional compensation for serving as a Director. Pursuant to the terms of Mr. Conway’s employment with CD&R, he has assigned his right to receive compensation for his service as a Director to CD&R. The Company reimburses all Directors for reasonable and necessary expenses they incur in performing their duties as Directors.
Compensation Committee Interlocks and Insider Participation
     Messrs. Beckett, Botta, Fields and Logan were the members of the Compensation and Benefits Committee during 2007. None of the members was an officer or employee of the Company. Mr. Coors, the Company’s Vice Chairman, serves on the Board of Directors of R.W. Beckett Corporation. Mr. Beckett is the Chairman of the R.W. Beckett Corporation. The Company did no business with R.W. Beckett Corporation in 2007 and does not anticipate doing any business with R.W. Beckett Corporation in 2008.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Security Ownership of Certain Beneficial Owners and Management
     The following table sets forth information concerning the beneficial ownership of the Company’s common stock as of April 30, 2008.

	Number of
Name	Shares	Percentage
Graphic Packaging Holding Company	1,000	100%
Equity Compensation Plan Information
     The following table provides information as of December 31, 2007, with respect to GPC’s compensation plans under which equity securities were authorized for issuance. These plans were assumed by GPHC in connection with the closing of the Altivity Transaction.

	Number of Securities		Number of Securities Remaining
	to be Issued Upon	Weighted-Average	Available for Future Issuance
	Exercise of	Exercise Price of	Under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column(a))
Plan Category	(#)	($)(3)	(#)
Equity compensation plans approved by stockholders(1)	17,796,905 (2)	7.41	11,513,388
Equity compensation plans not approved by stockholders	—	—	—
Total	17,796,905 (2)	7.41	11,513,388

(1)	These plans are the Graphic Packaging Corporation 2004 Stock and Incentive Compensation Plan (the “2004 Plan”), the 2003 Riverwood Holding, Inc. Long-Term Incentive Plan, the 2003 Riverwood Holding, Inc. Directors Stock Incentive Plan, the Riverwood Holding, Inc. 2002 Stock Incentive Plan, the Riverwood Holding, Inc. Supplemental Long-Term Incentive Plan, the Riverwood Holding, Inc. Stock Incentive Plan, the Graphic Packaging Equity Incentive Plan, and the Graphic Packaging Equity Compensation Plan for Non-Employee Directors. With the exception of the 2004 Plan, each of these plans has been amended to provide that no additional awards will be granted thereunder.

(2)	Includes an aggregate of 12,730,238 stock options, 4,989,894 RSUs and 76,773 shares of phantom stock.

(3)	Weighted-average exercise price of outstanding options; excludes RSUs and shares of phantom stock.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Certain Relationships and Related Transactions
     The Board recognizes that Related Party Transactions (as defined below) can present potential or actual conflicts of interest and create the appearance that Company decisions are based on considerations other than the best interests of the Company and its stockholders. In March 2007, the Board of GPC delegated authority to the Audit Committee to review and approve Related Party Transactions, and the Audit Committee has adopted a Policy Regarding Related Party Transactions.
     The Policy Regarding Related Party Transactions defines a “Related Party Transaction” as any transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) in which (a) the aggregate amount involved will or may be expected to exceed $120,000 in any fiscal year, (b) the Company is a participant, and (c) any Related Party (as defined below) has or will have a direct or indirect interest, other than an interest that arises solely as a result of being a director or beneficial owner of less than 10% of another entity. The policy defines a “Related Party” as any (i) person who is or was since the beginning of the last fiscal year an executive officer, director or nominee for election as a director of the Company, (ii) any beneficial owner of more than 5% of the Company’s common stock, (iii) an immediate family member of any of the foregoing, or (iv) any firm, corporation or other entity in which any of the foregoing is employed, is a principal or serves in a similar position, or has a beneficial ownership of more than 5%.
     The Policy Regarding Related Party Transactions provides that the Audit Committee shall review all of the material facts and circumstances of all Related Party Transactions and either approve, ratify or disapprove of the entry into the Related Party Transaction. In determining whether to approve a Related Party Transaction, the Audit Committee will take into account, among other factors it deems appropriate, whether the Related Party Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances, the benefits to the Company, the extent of the Related Person’s interest in the transaction, and if the Related Party is a director or a nominee for director, the impact on such director’s independence. The policy provides that certain Related Party Transactions, including certain charitable contributions, transactions involving competitive bids and transactions in which all stockholders receive proportional benefits, are pre-approved and do not require an individual review by the Audit Committee.
     You may find a copy of the Policy Regarding Related Party Transactions on the Company’s website at www.graphicpkg.com in the Investor Relations section under Corporate Governance.
     Stockholders Agreement
     GPC entered into a Stockholders Agreement with the Coors family stockholders and certain related Coors family trusts (the “Coors Family Stockholders”), the CD&R Fund and EXOR, dated as of March 25, 2003, as amended (the “Stockholders Agreement”). In connection with the Altivity Transaction, the Stockholders Agreement was canceled, and certain stockholders of GPHC entered into a new stockholders agreement. The GPHC stockholders agreement is more fully described in the definitive proxy statement of GPHC filed with the SEC on April 23, 2008.
     Amended and Restated Registration Rights Agreement
     GPC and the parties to the Stockholders Agreement and certain of the Company’s stockholders immediately before the merger of Riverwood Holding, Inc., the predecessor to GPC (“Riverwood”) and GPIC were parties to an Amended and Restated Registration Rights Agreement, dated as of March 25, 2003. In connection with the Altivity Transaction, the Amended and Restated Registration Rights Agreement was canceled, and certain stockholders of GPHC entered into a new registration rights agreement. The new GPHC registration rights agreement is more fully described in the definitive proxy statement of GPHC filed with the SEC on April 23, 2008.

The CD&R Fund
     The CD&R Fund is a private investment fund managed by CD&R. The general partner of the CD&R Fund is Associates V, and the general partners of Associates V are Associates II, CD&R Investment Associates, Inc., and CD&R Cayman Investment Associates, Inc. Mr. Ames, who served as Director Emeritus on the Board of Directors of GPC, is a principal of CD&R, a Director of Associates II and a limited partner of Associates V, was the Chairman of the Board of Riverwood until the merger of such company with GPIC to form GPC. Mr. Conway, who is a principal of CD&R, a Director of Associates II and a limited partner of Associates V, was one of GPC’s Directors.
     Riverwood entered into an indemnification agreement dated March 27, 1996, with CD&R and the CD&R Fund pursuant to which Riverwood agreed to indemnify CD&R, the CD&R Fund, Associates V, Associates II, together with any other general partner of Associates V, and their respective directors, officers, partners, employees, agents, advisors, representatives and controlling persons against certain liabilities arising under the federal securities laws, liabilities arising out of the performance of a certain consulting agreement between Riverwood and CD&R that is no longer effective, and certain other claims and liabilities.
Management Indebtedness
     In November 1999, Riverwood loaned Stephen M. Humphrey, who at that time was Riverwood’s President and Chief Executive Officer, $5.0 million pursuant to a full-recourse, non-interest bearing promissory note, which was amended in December 2001. The promissory note became due and payable on March 26, 2007 and was repaid in full.
     The Sarbanes-Oxley Act of 2002 prohibits the granting of any personal loans to or for the benefit of any executive officers or directors and the modification or renewal of any such existing personal loans. Neither GPC nor the Company has granted any new personal loans to or for the benefit of the executive officers or directors or modified or renewed the loan to Mr. Humphrey since the effective date of such provision.
Coors Family Relationships
     William K. Coors, Joseph Coors, Jr., Jeffrey H. Coors, Peter H. Coors, John K. Coors, William Grover Coors, J. Bradford Coors, Timothy I. Coors, Douglas M. Coors, Peter J. Coors, Melissa E. Coors and Christian Coors Ficeli are directors of Adolph Coors Co., LLC, a Wyoming limited liability company that serves as the sole trustee of seven of the Coors family trusts. Collectively, William K. Coors, Jeffrey H. Coors, the Coors family trusts and the Adolph Coors Foundation own 18.35% of GPHC’s outstanding common stock. In addition, one of those trusts owns approximately 30% of the voting common stock of Molson Coors Brewing Company (formerly, the Adolph Coors Company) and a related entity owns 100% of CoorsTek, Inc. (“CoorsTek”).
     Jeffrey H. Coors, John K. Coors, Joseph Coors, Jr., Peter H. Coors and William Grover Coors are brothers. Jeffrey H. Coors served as GPC’s Vice Chairman until December 31, 2007 and continues to serve as a member of the Board of Directors. Timothy I. Coors is the son of Jeffrey H. Coors and was an employee of the Company until December 20, 2007. J. Bradford Coors and Douglas M. Coors are the sons of Joseph Coors, Jr., and employees of CoorsTek. Melissa E. Coors and Christian Coors Ficeli are Peter H. Coors’ daughters and employees of Molson Coors Brewing Company. Peter J. Coors is the son of Peter H. Coors and an employee of Molson Coors Brewing Company. William K. Coors served as a Director Emeritus on the Company’s Board until March 13, 2007. Peter H. Coors is an executive officer and director of Molson Coors Brewing Company. John K. Coors is an executive officer and director of CoorsTek. The Company and GPHC, Molson Coors Brewing Company and CoorsTek, or their subsidiaries, have certain business relationships and have engaged in certain transactions with one another, as described below.
     Transactions with Adolph Coors Company. On December 28, 1992, GPIC was spun off from Adolph Coors Company and since that time Adolph Coors Company has had no ownership interest in GPIC. However, certain Coors family trusts had significant interests in both GPIC and Adolph Coors Company. GPIC also entered into various business arrangements with the Coors family trusts and related entities from time-to-time since its spin-off. GPIC’s policy was to negotiate market prices and competitive terms with all third parties, including related parties.

     GPIC originated as the packaging division of Adolph Coors Company. At the time of the spin-off from Adolph Coors Company, GPIC entered into an agreement with Coors Brewing Company to continue to supply its packaging needs. GPC executed a supply agreement, effective April 1, 2004, with Coors Brewing Company (now a subsidiary of Molson Coors Brewing Company) that expires on December 31, 2009. GPC and GPHC continue to sell packaging products to Molson Coors Brewing Company; such sales accounted for approximately $85 million of GPC’s consolidated net sales for the year ended December 31, 2007.
     One of the Company’s subsidiaries, Golden Equities, Inc., is the general partner of Golden Properties, Ltd., a limited partnership in which Coors Brewing Company is the limited partner. Prior to August 2003, Golden Equities, Inc. was a subsidiary of GPIC. The partnership owns, develops, operates and sells certain real estate previously owned directly by Coors Brewing Company or Adolph Coors Company. As of December 31, 2007, GPC owed Golden Properties, Ltd. approximately $2.9 million of debt and accrued interest. GPC received a distribution of capital of $.8 million in 2007, as well as approximately $.6 million as a distribution of earnings.
     Transactions with CoorsTek. The spin-off of CoorsTek from GPIC was made pursuant to a distribution agreement between GPIC and CoorsTek in December 1999. It established the procedures to affect the spin-off and contractually provided for the distribution of the CoorsTek common stock to GPIC’s stockholders, the allocation to CoorsTek of certain assets and liabilities and the transfer to and assumption by CoorsTek of those assets and liabilities. In the distribution agreement, CoorsTek agreed to repay all outstanding intercompany debt owed by CoorsTek to GPIC together with a special dividend. The total amount of the repayment and the special dividend was $200 million. Under the distribution agreement, GPIC and CoorsTek each agreed to retain, and to make available to the other, books and records and related assistance for audit, accounting, claims defense, legal, insurance, tax, disclosure, benefit administration and other business purposes. CoorsTek also agreed to indemnify GPIC if the CoorsTek spin-off is taxable under certain circumstances or if GPIC incurred certain liabilities. The tax sharing agreement defines the parties’ rights and obligations with respect to deficiencies and refunds of federal, state and other taxes relating to the CoorsTek business for tax years preceding the CoorsTek spin-off and with respect to certain tax attributes of CoorsTek after the CoorsTek spin-off.
     Sale of Swedish Operations. On October 16, 2007, Graphic Packaging International Holding Sweden AB , an indirect wholly-owned subsidiary of GPC (the “Seller”), entered into a Sale and Purchase Agreement with Lagrummet December nr 1031 Aktiebolag, a company organized under the laws of Sweden that will be renamed Fiskeby International Holding AB (the “Purchaser”) and simultaneously completed the transactions contemplated by such agreement. The Purchaser is affiliated with Jeffrey H. Coors, a member of GPHC’s Board of Directors. Pursuant to such Purchase and Sale Agreement, the Purchaser acquired all of the outstanding shares of Graphic Packaging International Sweden AB (the “Swedish Company”). The Swedish Company and its subsidiaries are in the business of developing, manufacturing and selling paper and packaging boards made from recycled fiber.
     The Sale and Purchase Agreement specifies that the purchase price is $8.6 million and contains customary representations, warranties and indemnifications by the Seller. In addition, the Sale and Purchase Agreement requires GPC to provide certain transition services with respect to information technology to the Swedish Company for a period of 60 days and to provide certain technical assistance services to the mill pursuant to a Technical Assistance Agreement for a period of three years after the sale. The Purchaser entered into a Supply Agreement with GPC pursuant to which GPC will purchase its requirements for coated recycled board in the European Union from the Purchaser at competitive prices. In 2007, GPC purchased approximately $2,297,919 of paperboard from the Purchaser.
Director Independence
  The shares of the Company’s common stock are no longer listed on the NYSE or any other national securities exchange. Therefore, the requirements of the NYSE that the Company’s board of directors consist of a majority of independent directors no longer apply to the Company. As noted above, each of GPC’s directors is an executive officer of GPC and GPHC.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Audit Fees
     Aggregate fees billed to us for the fiscal years ended December 31, 2007 and December 31, 2006 by our independent auditors, PricewaterhouseCoopers LLP (“PWC”), are as follows:

	Year Ended
	December 31,
	2007		2006
	(In millions)
Audit Fees		$2.5		$3.2
Audit-Related Fees	$		$
Tax Fees	$		$
All Other Fees		$1.0	$

Total		$3.5		$3.2
     Audit Fees. This category includes the aggregate fees billed for professional services rendered for the audit of our consolidated financial statements and internal control over financial reporting for the fiscal years ended December 31, 2007 and December 31, 2006, for the reviews of the financial statements included in our quarterly reports on Form 10-Q during 2007 and 2006, and for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.
     Audit-Related Fees. This category includes the aggregate fees billed in each of the last two fiscal years for assurance and related services by the independent auditors that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under “Audit Fees,” and generally consist of fees for accounting consultation and audits of employee benefit plans.
     Tax Fees. This category includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by the independent auditors for tax compliance, tax planning and tax advice.
     All Other Fees. This category includes the aggregate fees billed in each of the last two fiscal years for products and services provided by the independent auditors that are not reported above under “Audit Fees,” “Audit-Related Fees,” or “Tax Fees.”
     The Audit Committee reviews and pre-approves audit and non-audit services performed by PricewaterhouseCoopers as well as the fees charged for such services. The Audit Committee may delegate pre-approval authority for such services to one or more members, whose decisions are then presented to the full Audit Committee at its scheduled meetings. In 2007 and 2006, all of the audit and non-audit services provided by our independent public accountant were pre-approved by the Audit Committee in accordance with the Audit Committee Charter.
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(b) Exhibits
     The following exhibits are filed herewith or incorporated by reference.

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) or Rule 15d-14(a)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHIC PACKAGING CORPORATION
(Registrant)

/s/ DAVID W. SCHEIBLE	President and Chief Executive Officer	April 30, 2008
David W. Scheible	(Principal Executive Officer)

/s/ DANIEL J. BLOUNT	Senior Vice President and	April 30, 2008
Daniel J. Blount	Chief Financial Officer (Principal Financial Officer)

/s/ DEBORAH R. FRANK	Vice President and Controller	April 30, 2008
Deborah R. Frank	(Principal Accounting Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ DAVID W. SCHEIBLE	Director	April 30, 2008
David W. Scheible

/s/ DANIEL J. BLOUNT	Director	April 30, 2008
Daniel J. Blount

/s/ STEPHEN A. HELLRUNG	Director	April 30, 2008
Stephen A. Hellrung